Form 10-K
period 1994-01-29
ROSS STORES INC
filed 1994-04-28
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

           (Mark one)
          X ANNUAL REPORT PURSUANT TO SECTION
           13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 [FEE REQUIRED]
           For the fiscal year ended January 29, 1994

                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 or 15
           (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO
           FEE REQUIRED]
           For the transition period from _______ to _______

                 Commission file number  0-14678

                        ROSS STORES, INC.
     (Exact name of registrant as specified in its charter)

                               Delaware
                    (State or other jurisdiction of
                    incorporation or organization)

                              94-1390387
                 (I.R.S. Employer Identification No.)


                8333 Central Avenue, Newark, California
               (Address of principal executive offices)
                              94560-3433
                              (Zip Code)

                            (510) 505-4400
          Registrant's telephone number, including area code

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

                          Title of each class
                     ----------------------------
                      Common stock, par value $.01

               Name of each exchange on which registered
                           - - - - - - - - -
                              NASDAQ/NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 1994 was $329,728,439.25.

The number of shares of Common Stock, with $.01 par value, outstanding on April 1, 1994 was 24,859,733.

Documents incorporated by reference:
     Portions of the Proxy Statement for Registrant's Annual
     Meeting of Stockholders, to be held Tuesday, June 7, 1994, are incorporated herein by reference into part III.


       begin page 2
                             PART I


ITEM 1. BUSINESS

     Ross Stores, Inc. operates a chain of off-price retail apparel stores which target value conscious men and women between the ages of 25 and 54 and their families. The company offers its merchandise at low everyday prices, generally 20% to 60% below those of most department and specialty stores. The company believes it derives a competitive advantage by offering a wide assortment of quality brand-name apparel within each of its merchandise categories (e.g., shirts, dresses, shoes) in an attractive easy-to-shop environment.

     Ross Stores' mission is to offer competitive values to its target customers by focusing on the following key strategic objectives: achieve an appropriate level of brands and labels at strong discounts throughout the store; meet customer needs on a more regional basis; deliver an in-store shopping experience that reflects the expectations of the off-price customer; and manage real estate growth to maintain dominance or achieve parity with the competition in key markets. Ross targets its sales to value-conscious 25-54 year old men and women in white collar, middle-to-upper middle income households, which the company believes to be the largest customer segment in the retailing industry. The decisions of the company, from merchandising, purchasing and pricing, to the location of its stores, are aimed at this customer base.

     The original Ross Stores, Inc. was incorporated in California in 1957. In August 1982, the company was purchased by some of its current stockholders and restaffed with a new management team. The six stores acquired at the time were completely refurbished in the company's current off-price format and stocked with new merchandise.

     At the stockholders' meeting in May 1989, the company's stockholders approved the reincorporation of Ross Stores, Inc., in the state of Delaware. The reincorporation was completed in June 1989.

Merchandising, Purchasing and Pricing

     Ross seeks to provide its target customers with a wide assortment of first quality, in-season, name brand apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% from department and specialty store prices, as well as similar savings on fragrances and gift items for the home. In addition, in 1994 Ross will introduce in certain stores a new department featuring tabletop, bed and bath linens and bath accessories. The company reviews its merchandise mix each week, enabling it to respond to merchandise trends and purchasing opportunities in the market. The company's merchandising strategy is reflected in its television and newspaper advertising, which emphasizes a strong value message: Ross' customers get great prices everyday of the year. Although not a fashion leader, the company sells recognizable branded merchandise that is current and fashionable in each category.

     Merchandising. The Ross merchandising strategy incorporates in-season apparel, shoes and accessories for the entire family, as well as fragrances and giftware for the home. The company's emphasis on brand names reflects management's conviction that brand-name apparel sold at affordable prices will continue to be an important determinant of its success. Ross leaves the brand-name label on the merchandise it sells.

     The company has established a merchandise assortment which it believes is attractive to its target customer group. Although Ross Stores offers fewer classifications of merchandise than most department stores, the company generally offers a large selection of brand names within each classification with a wide assortment of vendors, prices, colors, styles and fabrics within each size. During the year ended January 29, 1994, the overall merchandise sales mix was approximately 96% first quality merchandise and 4% irregulars. Ross clears out all in-store seasonal inventory on a semi-annual basis. During the past year, the respective departments accounted for total sales approximately as follows:
Ladies 38%, Men's 26%, Accessories, Hosiery and Lingerie 11%, Shoes 10%, Children's 8%, and Fragrances and Home Accents 7%.

     Purchasing. During the past three years, no single vendor has accounted for more than 1% of the company's purchases. The company continues to add new vendors and believes it has adequate sources of first quality merchandise to meet its requirements. The company purchases the vast majority of its merchandise directly from manufacturers and has not experienced any difficulty in obtaining sufficient inventory.

       begin page 3

     The company believes that its ability to effectively execute certain off-price buying strategies is a key factor in its business. Ross buyers use a number of methods that enable the company to offer customers name brand merchandise at strong everyday discounts relative to department and specialty stores. By purchasing later in the merchandise buying cycle than department and specialty stores, Ross is able to take advantage of imbalances of manufacturer-projected supply of merchandise. This purchasing strategy enables Ross to interpret and react quickly to market conditions and customer demand during the selling season. As a result, Ross is less dependent than department and specialty stores on anticipating such developments.

     The company has increased its emphasis in recent years on opportunistic purchases created by manufacturer overruns and canceled orders during and at the end of a season. These buys are referred to as "closeout" or "packaway" purchases. Closeouts can be shipped to stores in season or stored in the company's warehouses until the beginning of the next selling season (i.e., packaway). Purchases of packaway merchandise are goods that are not usually affected by seasonal shifts in fashion trends.

     Ross, unlike most department and specialty stores, does not require that manufacturers provide it with promotional and markdown allowances, return privileges and delayed deliveries. In addition, Ross requires only one invoice for each delivery, and deliveries are made to one of the company's two distribution centers. These characteristics enable the company's buyers to obtain significant discounts on in-season purchases.

     Ross Stores' buying offices are located in New York City and Los Angeles, the nation's two largest apparel markets. These strategic locations allow buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers. These locations also enable the company's buyers to strengthen vendor relationships, a key determinant in the success of its off-price buying strategies.

     The company's buyers have up to 22 years of experience, including experience with other retailers such as Bloomingdale's, Burlington Coat Factory, Dayton Hudson, Lord & Taylor, Macy's, Marshalls and TJ Maxx. The company has recently increased the size of its merchandising staff, which is comprised of divisional merchandise managers, buyers and assistant buyers. Management believes that these increased resources will enable its merchants to spend even more time in the market, which should strengthen the company's ability to procure the most desirable brands at competitive discounts.

     The combination of the above off-price buying strategies enables the company to purchase merchandise at net prices which are lower than prices paid by department and specialty stores.

     As a summary, important factors in the company's ability to execute its purchasing strategy are the following:

     A recently enlarged merchandising staff strategically located in the New York and Los Angeles garment districts;

     Experienced buyers who select and price the merchandise for the company's stores and make markdown decisions within pre-arranged budgets;

     Off-price buying techniques that enable the company to offer strong discounts everyday on name brand merchandise;

     A fully-integrated, on-line management information system which provides buyers with accurate and timely information on a weekly basis; and

     The company's ability to pay its vendors quickly.

     Pricing. The company's policy is to sell merchandise which can generally be priced at 20% to 60% less than most department and specialty store prices. The Ross pricing policy is to affix to all brand name merchandise a ticket displaying the company's selling price as well as the estimated comparable selling price of that item at department and specialty stores.

       begin page 4


     The Ross pricing strategy differs from that of a department or specialty store. Ross purchases its merchandise at lower prices and marks it up less than a department or specialty store. This strategy enables Ross to offer customers consistently low prices. Ticketed prices are not increased and are reviewed weekly for possible markdowns based on the rate of sales to promote faster turnover of inventory and accelerate the flow of fresh merchandise.

Operating Costs

     Consistent with the other aspects of its strategy, Ross strives to keep operating costs as low as possible. Among the factors which have enabled the company to operate at low costs to date are:

     Reduced in-store labor costs resulting from a store design which directs customers to merchandise, a self-selection retail format and utilization of labor saving technologies;

     Economies of scale with respect to general and administrative costs as a result of centralized merchandising, marketing and purchasing decisions;

     Model store layout criteria which facilitate conversion of existing buildings to the Ross format; and

     A fully-integrated, on-line management information system which enables the company to respond quickly when making purchasing, merchandising and pricing decisions.

The Ross Store

     As of January 29, 1994, the company operated 243 stores.
The typical new Ross store is approximately 27,200 square feet plus a mezzanine, yielding approximately 21,000 square feet of selling space. All stores are leased, with the exception of one. They are conveniently located predominantly in community and neighborhood strip shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, the company clusters stores to maximize economies of scale in advertising, distribution and management. During the year, the average Ross store employs approximately 33 full and part-time people.

     The company believes a key element of its success is the attractive, easy-to-shop environment in its stores which allows each customer to shop at his or her own pace. The Ross store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. Ross encourages its customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere. Shopping carts are available at the entrance for customer convenience. Checkout stations are located only at store entrances for customer ease and efficient employee assignment.

     The Ross store is designed for customer convenience in its merchandise presentation, dressing rooms, and checkout and merchandise return areas. Racks, displays and dressing rooms are kept neat and orderly. It is the company's policy to minimize transaction time for the customer at the checkout counter by opening a new register whenever a line has three or more customers and by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. Approximately one-third of payments are made with credit cards. Ross provides full cash or credit card refunds on all merchandise returned with a receipt and believes this policy appeals to its customers.

Distribution

     Each Ross store is serviced by the company's two distribution centers, an approximately 494,000 square foot distribution center located in Newark, California, and an approximately 424,000 square foot center located in Carlisle, Pennsylvania. Having two distribution centers, one on each coast, has resulted in faster deliveries, lower freight costs, and decreased turn-around time in getting the merchandise from the vendors to the stores.

     Turn-around time between receipt of goods at the distribution centers and when they are staged and ready for shipment to the stores is approximately five days. Shipments are made by contract carriers to each store at least once a week, thereby limiting the requirement for substantial storage space at the stores.

       begin page 5


Advertising

     During the fiscal years 1993, 1992, and 1991 advertising costs were approximately $33.8 million, $34.1 million and $30.0 million. The company utilizes extensive advertising which emphasizes quality, brand-name merchandise at low everyday prices. For the current year, approximately 83% of its advertising budget was devoted to television, 12% to print, and 5% for production and sales promotion expenses. In 1992, the company allocated approximately 82% of its advertising budget to television. The high percentage of television usage over the past couple of years reflects the company's belief that this is the best medium for presenting Ross' everyday low price message.

Control Systems

     The company's management information system fully integrates data from significant phases of its operations, and is a key element in the company's planning, purchasing, distribution and pricing decisions. The system enables Ross to respond to changes in the retail market and to increase speed and accuracy in its merchandise distribution.

     Data from the current and last fiscal year can be monitored on levels ranging from merchandise classification units to overall totals for the company. Data important to the decision-making process is on-line, real time data to all authorized users. Merchandise is tracked by the system from the creation of its purchase order, through its receipt at the distribution center, through the distribution planning process, and ultimately to the point of sale.

Stores

     From August 1982 to January 29, 1994, the company expanded from six stores in California to 243 stores in 18 states:
Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Maryland, Nevada, New Jersey, New Mexico, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Virginia and Washington.

     The company's real estate strategy is to open additional stores in existing market areas to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition, and population density of the market. The company plans to open new stores primarily in existing markets through the end of 1995.

Competition

     The national apparel retail market is highly fragmented. Ross faces intense competition for business from its target customer segment from department stores, specialty stores, discount stores, other off-price retailers, and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources than the company. The retail apparel business may become even more competitive in the future. The company believes that the principal competitive factors in the off-price retail apparel industry are offering everyday low prices on name brand merchandise appealing to its target customer, making buying decisions based on regional and/or local factors, and consistently providing a store environment that is convenient, easy to shop, and time efficient for the customer. The company believes that it is well positioned to compete on the basis of each of these factors.

Employees

     At January 29, 1994, the company had 8,949 employees which includes an estimated 5,025 part-time employees. Of the full-time employees, approximately 410 are administrative employees, 340 are distribution center employees and 3,174 are store employees. The company's employees are non-union. Management of the company considers the relationship between the company and its employees to be excellent.

       begin page 6

Seasonality

     The combined sales of the company for the third and fourth (holiday) quarters are higher than the combined sales for the first two quarters. The company has realized a significant portion of its profits in each fiscal year during the fourth quarter. Intensified price competition, lower-than-anticipated consumer demand or other seasonal factors, if they were to occur during the last six months, and in particular during the fourth quarter, could adversely affect the company's fiscal year results.

ITEM 2. PROPERTIES

     The company currently leases its Newark, California distribution center, corporate and buying offices, store facilities, and some of its fixtures and equipment. The company owns its distribution center in Carlisle, Pennsylvania, which has an outstanding mortgage value of $10.3 million at the end of the 1993 fiscal year. As of January 29, 1994, the company's 243 stores generally range in size from 18,000 to 40,000 gross square feet, and have an average of 21,442 square feet of selling space. During the fiscal year ended January 29, 1994, no one store accounted for more than 2% of the company's sales.

     Where possible, the company has obtained sites in existing buildings requiring minimal alterations. This has allowed Ross to establish stores in new locations in a relatively short period of time at reasonable costs in a given market.

     At January 29, 1994, the majority of the company's stores had unexpired original lease terms ranging from one to ten years with two to three renewal options of five years each. The average unexpired original lease term of its leased stores is six years, or 19 years if renewal options are included. See Note D of notes to consolidated financial statements. Most of the company's store leases contain provisions for percentage rental payments after a specified sales level has been achieved. To date, the company has been able to secure leases in suitable locations for its stores.

     The company's two distribution centers provide the company with the potential warehouse/distribution capacity to support its growth for several years.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
       begin page 7


              EXECUTIVE OFFICERS OF THE REGISTRANT


The following list sets forth the names and ages of all executive officers of the company indicating each person's principal occupation or employmlent during the past five years. The term of office is at the pleasure of the Board of Directors.

       Name           Age     Position

Norman A. Ferber      45      Director, Chairman of the Board
                              and Chief Executive Officer

Melvin A. Wilmore     48      Director, President and
                              Chief Operating Officer

Michael A. Balmuth    43      Executive Vice President, Merchandising

Earl T. Benson        46      Senior Vice President, Chief Financial
                              Officer and Corporate Secretary

Michael J. Bush       33      Senior Vice President,
                              Marketing and Strategic Planning

James S. Fassio       39      Senior Vice President,
                              Property Development

Barry S. Gluck        41      Senior Vice President and
                              General Merchandise Manager

Peter C.M. Hart       43      Senior Vice President, Management
                              Information Systems and Distribution

James S. Jacobs       49      Senior Vice President, Store Operations

Stephen F. Joyce      52      Senior Vice President, Human Resources

Barbara Levy          39      Senior Vice President and
                              General Merchandise Manager

John M. Vuko          43      Senior Vice President and Controller

_____________________________

     Mr. Ferber has served as Chairman of the Board of Directors and Chief Executive Officer since March 1993. Prior to March 1993, he served as President and Chief Executive Officer since January 1988. From February 1987 to January 1988, he served as President and Chief Operating Officer. Prior to February 1987, Mr. Ferber was Executive Vice President, Merchandising, Marketing and Distribution of the company. Mr. Ferber joined the company in October 1982.

     Mr. Wilmore has served as President, Chief Operating Officer and a member of the Board of Directors since March 1993. Prior to this, he served as Executive Vice President and Chief Operating Officer since December 1991. From October 1989 to December 1991, he was Chief Executive Officer of Live Specialty Retail, a division of LIVE Entertainment, Inc. From March 1988 to June 1989, he was President/General Partner of Albert's Acquisition Corporation. From March 1987 to March 1988, Mr. Wilmore was engaged in the acquisition of Albert's Hosiery and Bodywear by Albert's Acquisition Corporation. From April 1984 to March 1987, he was the President and Chief Operating Officer of Zale Jewelry Stores, a division of Zale Corporation.

     Mr. Balmuth became Executive Vice President, Merchandising in July 1993. Prior to this he served as Senior Vice President and General Merchandise Manager since November 1989. Before joining Ross, he was Senior Vice President and General Merchandise Manager at Bon Marche in Seattle from September 1988 through November 1989. From April 1986 to September 1988, he served as Executive Vice President and General Merchandise Manager for Karen Austin Petites.
       begin page 8


     Mr. Benson has served as Senior Vice President, Chief Financial Officer, and Corporate Secretary since May 1988. He joined the company in June 1984 as Controller, Treasurer and Assistant Secretary and became a Vice President in October 1987.

     Mr. Bush has served as Senior Vice President, Marketing and Strategic Planning since March 1993. He joined the company in April 1991 as Vice President, Strategic Planning. Prior to joining Ross, Mr. Bush was affiliated with the consulting firm, Bain & Company, Inc.

     Mr. Fassio has served as Senior Vice President, Property
Development since March 1991. He joined the company in June 1988 as Vice President of Real Estate. Prior to joining Ross, Mr.
Fassio was Vice President, Real Estate and Construction at
Craftmart and Property Director of Safeway Stores, Inc.

     Mr. Gluck became Senior Vice President and General Merchandise Manager in August 1993. From February 1989 to August 1993, he served as Vice President and Divisional Merchandise Manager. Prior to joining Ross, Mr. Gluck served as General Merchandise Manager, Vice President and Member of Executive Committee for Today's Man from May 1987 to February 1989.

     Mr. Hart has served as Senior Vice President, Management
Information Systems (MIS) and Distribution since November 1988.
From January 1987 to November 1988, he served as Senior Vice
President of MIS.

     Mr. Jacobs has served as Senior Vice President, Store Operations since November 1988. From November 1986 to October 1988, he served as Regional Vice President, Director of Stores for the J.W. Robinson's division of May Department Stores.

     Mr. Joyce has served as Senior Vice President, Human
Resources since July 1988.  Before joining Ross, he was Vice
President, Human Resources at Denny's, Inc. since February 1983.

     Ms. Levy became Senior Vice President and General Merchandise Manager in May 1993. Prior to joining Ross, Ms. Levy was with R. H. Macy & Co., Inc. most recently as Senior Vice President and General Merchandise Manager from January 1992 to April 1993 and before that as their Regional Director - Stores from May 1989 to January 1992 and from August 1985 to May 1989 she was their Divisional Merchandise Manager - Better Sportswear.

Mr. Vuko has served as Senior Vice President and Controller since June 1992. He joined the company in October 1989 as Vice President, Treasurer and Controller. Before joining Ross, he was an executive with The Cooper Companies from May 1988 to January 1989.
He was Vice President, Treasurer and Controller of Cooper Lasersonics, Inc., from December 1986 to May 1988. In 1989, prior to his employment with Ross, the SEC alleged that Mr. Vuko traded on inside information involving a company that then employed Mr. Vuko's wife and that he realized profits of $9,990.
Mr. Vuko informed the company of these allegations prior to joining the company. In order to avoid costly and prolonged legal action by the SEC, without admitting or denying the allegations, Mr. Vuko consented to the entry on March 27, 1990 of an order against him in the U.S. District Court for the Northern District of California permanently enjoining him from violations of federal securities laws.


       begin page 9


                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     See information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note I of notes to consolidated financial statements in Item 8 of this document which is incorporated herein by reference. The company's stock is traded on the NASDAQ national market system under the symbol ROST. The number of stockholders of record as of April 18, 1994 was 1,252. On January 27, 1994, the company's Board of Directors declared an initial quarterly cash dividend of $0.05 per share of common stock. The first record date was set at March 11, 1994.


ITEM 6.  SELECTED FINANCIAL DATA


($000, except per share data)         1993        1992       1991      1990   1989<F1>     1988

Operating Results

Sales                           $1,122,033   1,043,062    926,377   798,350    733,469  626,409
Cost of goods sold and
 occupancy                         814,745     742,749    656,504   568,896    508,788  438,862
  Percent of sales                   72.6%       71.2%      70.9%     71.3%      69.4%    70.1%
General, selling and
 administrative                    235,558     221,795    203,120   184,140    159,560  136,825
  Percent of sales                   21.0%       21.3%      21.9%     23.1%      21.8%    21.8%
Depreciation and
 amortization                       20,539      18,740     15,922    13,140     11,961   10,418
Interest                             2,318       3,071      5,395     6,955      5,907    3,332
Earnings before taxes               48,873      56,707     45,436    25,219     47,253   36,972
  Percent of sales                    4.4%        5.4%       4.9%      3.2%       6.4%     5.9%
Provision for taxes
 on earnings                        19,549      22,683     17,720     8,574     17,413   10,722
Net earnings                        29,324      34,024     27,716    16,645     29,840   26,250
  Percent of sales                    2.6%        3.3%       3.0%      2.1%       4.1%     4.2%
Earnings per fully-diluted
 common share                        $1.14       $1.30      $1.09      $.72      $1.24     $.97

<F1>Fiscal  1989 is a 53-week year; all other fiscal years are 52 weeks.




       begin page 10



($000, except per share data)           1993       1992       1991       1990       1989<F1>1988

Financial Position

Merchandise inventory               $228,929   $221,048   $185,041   $157,899    $129,413   $117,200
Property and equipment, net          144,152    128,070    126,848    114,913      88,342     71,948
Total assets                         437,371    419,870    357,690    309,543     249,766    260,726
Working capital                      125,047    121,012     77,448     67,002      60,373     68,790
Current ratio                          1.8:1      1.8:1      1.6:1      1.6:1       1.7:1      1.7:1
Total debt, including
 current installments                 33,308     33,525     40,723     57,600      53,900     45,000
Stockholders' equity                 228,222    209,595    162,583    123,064     103,768    114,286
Book value per common share
 outstanding at year-end               $9.24      $8.23      $6.64      $5.33       $4.53      $4.52
Total debt as a percent of
 total capitalization                    13%        14%        20%        32%         34%        28%
Return on average stockholders'
 equity                                  13%        18%        19%        15%         27%        23%


Other Statistics

Number of stores opened                   22         23         20         29          17          9
Number of stores closed                    2          3          2                      1
Number of stores at year-end             243        223        203        185         156        140
Comparable store sales growth
 (decline) (52-week basis)              (1%)         3%         2%       (3%)          7%         5%
Sales per square foot of selling
 space (52-week basis)<F2>              $222       $222       $214       $208        $215       $196
Square feet of selling space
 at year-end (000)                     5,210      4,879      4,518      4,155       3,590      3,315
Number of employees at year-end        8,949      8,156      7,397      7,164       6,054      5,280
Number of average fully-diluted
 shares at year-end (000)             25,791     26,249     25,496     23,251      24,142     27,123
Number of common stockholders
 of record at year-end                 1,275      1,381      1,340      1,715       1,511      1,395


<F1>  Fiscal 1989 is a 53-week year; all other fiscal years are 52 weeks.
<F2>  Based on average annual selling square footage.




       begin page 11


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

For the fiscal years ended January 29, 1994, January 30, 1993 and
February 1, 1992 (referred to as 1993, 1992 and 1991).

Results of Operations

     Stores. Total stores open at the end of 1993, 1992 and 1991 were 243, 223 and 203. During 1993, the company opened 22 stores and closed 2 stores. During 1992, the company opened 23 stores and closed 3 stores. In 1991, the company opened 20 stores and closed 2 stores.

     Sales. Sales were $1.122 billion, $1.043 billion and $.926 billion in 1993, 1992 and 1991, with each year consisting of 52 weeks. Comparable store sales decreased 1% for 1993, increased 3% for 1992 and increased 2% for 1991. Thus, in 1993 the increase in sales was due to a greater number of stores in operation. The increases in sales for 1992 and 1991 were due to an increase in comparable store sales and a greater number of stores in operation. The company believes that both the 1992 and 1991 comparable store sales increases resulted from the emphasis on quality brand name merchandise at low everyday prices. During 1993, the company continued to increase the percentage of quality brand name merchandise in its stores. The company believes the decline in comparable store sales from 1992 was due to an increasingly competitive environment for apparel retailers in 1993, which narrowed the value differential the company normally offers compared to department and specialty stores. In 1994, the company plans to offer larger discounts on key name brand items throughout the store to improve productivity as defined by sales per square foot. Therefore, the company is not relying on increasing gross margins in 1994; rather, the company intends to generate earnings growth primarily through sales increases and leveraging down expenses as a percentage of sales.

     Cost of Goods Sold and Occupancy. Cost of goods sold and occupancy as a percentage of sales increased to 73% in 1993 from 71% for 1992 and 1991. This change was primarily due to increased pressures on price points and markdown levels, resulting from the more competitive retail climate in 1993.

     General, Selling and Administrative Expenses. General, selling and administrative expenses for 1993, 1992 and 1991 were 21%, 21% and 22% of sales. In 1993, management focused store growth primarily in existing markets and also maintained strong expense controls. These actions offset the unfavorable percentage increase normally associated with a same store sales decline. The percentage decrease in general, selling and administrative expenses between 1992 and 1991 was due to increased efficiencies at the store and corporate levels.

     The largest component of general, selling and administrative expenses is payroll. The total number of employees, including both full and part-time, at year-end 1993, 1992 and 1991 was approximately 8,900, 8,200 and 7,400.

     Depreciation and Amortization. Depreciation and amortization as a percentage of sales has remained relatively constant over the last three years, due primarily to the consistent level of assets in each store.

     Interest. The decrease in interest expense in 1993 from 1992 was due to lower interest rates from the prior year partially offset by increased borrowings due primarily to the company's repurchases of its common stock. The decrease in interest expense in 1992 from 1991 was due to lower average borrowings and a decline in interest rates from the prior year.

     Taxes on Earnings. The company's effective rate for 1993, 1992 and 1991 was 40%, 40% and 39%, which represents the applicable statutory rates reduced by the federal benefit received for state taxes and targeted jobs tax credits. In 1992, the company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The adoption of this standard did not have an effect on the company's earnings or financial position. See Notes A and E of Notes to Consolidated Financial Statements.

     In August 1993, the federal government enacted a new income tax law which raised the 34% corporate income tax rate to 35%. The change in both the mix of state income taxes and available tax credits allowed the company to maintain its 40% effective tax rate.

       begin page 12

Financial Condition

     Liquidity and Capital Resources. During 1993, 1992 and 1991, liquidity and capital requirements were provided by cash flows from operations, bank borrowings and trade credit. The company's store sites, central office, and California distribution center, as well as the buying offices, are leased and, except for certain leasehold improvements and equipment, do not represent fixed capital investments. Commitments related to operating leases are described in Note D of Notes to Consolidated Financial Statements. The company's east coast distribution center is owned by the company and was financed by a ten-year mortgage (see Note C of Notes to Consolidated Financial Statements). Short-term trade credit represents a significant source of financing for investments in merchandise inventories. Trade credit arises from customary trade practices with the company's vendors. Management regularly reviews the adequacy of credit available to the company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the company.

     During 1993, the primary uses of cash, other than current operating expenditures, were for merchandise inventory and property and equipment to open 22 stores, timing of accounts payable payments, and repurchases in the open market of 1.2 million shares of the company's common stock. The primary uses of cash in 1992, other than operating expenditures, were for merchandise inventory and property and equipment to open 23 stores, prepaying $7 million of senior debt, and making opportunistic inventory purchases, thereby increasing the level of packaway inventory. In 1991, the primary uses of cash, other than operating expenditures, were for merchandise inventory and property and equipment to open 20 stores, constructing the east coast distribution center, repaying borrowings under the company's long-term debt agreements, and higher levels of opportunistic inventory purchases, thereby increasing the level of packaway inventory. In 1993, 1992 and 1991, the company spent approximately $35 million, $22 million and $32 million for capital expenditures, net of leased equipment, that included fixtures and leasehold improvements to open 22, 23 and 20 stores, construction costs for the east coast distribution center and modifications to our New York buying office, purchase of previously leased equipment and various expenditures for existing stores and the central office.

     The company currently intends to open about 20 to 25 stores annually through 1995. The company anticipates that this growth will be financed primarily from cash flows from operating activities and available credit facilities.

     On January 27, 1994, the company's Board of Directors declared an initial quarterly cash dividend of $0.05 per common share payable on or about April 1, 1994 to stockholders of record as of the close of business on March 11, 1994. The company intends to use cash flows from operations and available cash resources to provide for the dividends.

     The company has available under its principal bank credit agreement a $110 million revolving credit facility, which expires in July 1996. At the company's option, the bank credit agreement can be extended in two one-year increments, or until July 1998. In March 1992, the company obtained two short-term revolving credit facilities of $10 million and $15 million each. A third short-term credit facility of $15 million was added in November 1992. These facilities are available until canceled by either party. At year-end 1993, 1992 and 1991, there were no outstanding balances under any revolving credit facility. In addition, at year-end 1993, 1992 and 1991, the company had outstanding a term loan of $23 million, which will mature in November 1994. The company has the ability and intention to refinance this facility with a long-term financing arrangement. During 1991, the company issued a ten-year mortgage note in the amount of $10.8 million on the east coast distribution center. For additional information relating to these obligations, refer to Note C of Notes to Consolidated Financial Statements.

     Working capital was approximately $125 million at the end of 1993 compared to $121 million at the end of 1992 and $77 million at the end of 1991. At year-end 1993, 1992 and 1991, the company's current ratios were 1.8:1, 1.8:1 and l.6:1. The percentage of long-term debt to total capitalization at year-end
1993, 1992 and 1991 was 13%, 14% and 20%.

     The company's primary source of liquidity is the sale of its merchandise inventories. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through markdowns and clearances.

     In March 1994, a section of the roof at the company's distribution center in Carlisle, Pennsylvania collapsed due to unusually heavy snow accumulation. The distribution center in Newark, California has been utilized to support

       begin page 13

the flow of goods to the stores. The company expects the east coast distribution center to be operating at normal capacity by June 1994. The company believes that it is fully insured for costs related to this situation.

     The company believes that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to complete the two million share repurchase plan authorized by the Board of Directors and to provide for dividend payments and planned capital additions during the upcoming year.




       begin page 14


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   CONSOLIDATED BALANCE SHEETS


($000, except per share data)                 January 29,     January 30,
                                                     1994            1993

ASSETS

CURRENT ASSETS
 Cash and cash equivalents                      $  32,307      $   40,457
 Accounts receivable                                4,016           5,848
 Merchandise inventory                            228,929         221,048
 Prepaid expenses and other                        15,224          10,323
    Total Current Assets                          280,476         277,676

PROPERTY AND EQUIPMENT
 Land and buildings                                22,502          20,004
 Fixtures and equipment                           120,493         101,751
 Leasehold improvements                            89,588          82,506
 Construction-in-progress                          10,739           4,319
                                                  243,322         208,580
 Less accumulated depreciation and amortization    99,170          80,510
                                                  144,152         128,070
 Lease rights                                       1,804           2,185
 Other assets                                       7,039           7,890
 Excess of cost over net assets of acquired         3,900           4,049
  subsidiary
                                                $ 437,371       $ 419,870


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                              $   89,561      $   95,731
 Accrued expenses                                  43,262          30,339
 Accrued payroll and benefits                      16,202          19,350
 Income taxes payable                               6,404          11,244
    Total Current Liabilities                     155,429         156,664
 Long-term debt                                    33,308          33,525
 Deferred income taxes and other                   20,412          20,086
  liabilities
STOCKHOLDERS' EQUITY
 Common stock, par value $.01 per share
    Authorized 100,000,000 shares
    Issued and outstanding 24,695,000 and             247             255
       25,461,000 shares
 Additional paid-in capital                       122,073         119,743
 Retained earnings                                105,902          89,597
                                                  228,222         209,595
                                                $ 437,371       $ 419,870


See notes to consolidated financial statements.



       begin page 15


               CONSOLIDATED STATEMENTS OF EARNINGS


                                          Year Ended        Year Ended        Year  Ended
($000, except per share data)            January 29,       January 30,        February 1,
                                                1994              1993               1992

SALES                                   $  1,122,033      $  1,043,062       $    926,377

COSTS AND EXPENSES
 Cost of goods sold and occupancy            814,745           742,749            656,504
 General, selling and                        235,558           221,795            203,120
  administrative
 Depreciation and amortization                20,539            18,740             15,922
 Interest                                      2,318             3,071              5,395
                                           1,073,160           986,355            880,941
Earnings before taxes                         48,873            56,707             45,436
Provision for taxes on earnings               19,549            22,683             17,720
Net earnings                            $     29,324      $     34,024       $     27,716


EARNINGS PER SHARE
 Primary                                $       1.14      $       1.32       $       1.13
 Fully-diluted                          $       1.14      $       1.30       $       1.09


WEIGHTED AVERAGE SHARES
OUTSTANDING  (000)
 Primary                                      25,715            25,683             24,549
 Fully-diluted                                25,791            26,249             25,496

- --------

See notes to consolidated financial statements.

       begin page 16


         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Additional
                                 Common Stock           Paid-In     Retained
($000)                            Shares    Amount      Capital     Earnings     Total

BALANCE AT FEBRUARY 2, 1991       23,099     $ 231     $ 94,976    $ 27,857  $ 123,064
Common stock issued
  under stock plans,
  including tax benefit            1,392        14       11,516                 11,530
Payment on stock purchased                                  273                    273
Net earnings                                                         27,716     27,716
BALANCE AT FEBRUARY 1, 1992       24,491       245      106,765      55,573    162,583
Common stock issued
  under stock plans,
  including tax benefit              970        10       12,957                 12,967
Payment on stock purchased                                   21                     21
Net earnings                                                         34,024     34,024
BALANCE AT JANUARY 30, 1993       25,461       255      119,743      89,597    209,595
Common stock issued
  under stock plans,
  including tax benefit              414         4        8,101                  8,105
Stock repurchased                 (1,180)      (12)      (5,771)    (11,791)   (17,574)
Net earnings                                                         29,324     29,324
Dividends declared                                                   (1,228)    (1,228)
BALANCE AT JANUARY 29, 1994       24,695     $ 247    $ 122,073   $ 105,902  $ 228,222

_____
See notes to consolidated financial statements.






       begin page 17


              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended     Year Ended   Year Ended
($000)                                            January 29,     January 30,  February 1,
                                                          1994           1993         1992

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                           $29,324        $34,024      $27,716
Adjustments to reconcile net earnings to net
 cash provided by operating activities:
 Depreciation and amortization of
   property and equipment                               20,539         18,740       15,922
 Other amortization                                      9,077          8,433        8,160
 Deferred income taxes                                     669          2,911      (2,908)
Change in current assets and current
  liabilities:
 Increase in merchandise inventory                      (7,881)       (36,007)     (27,142)
 Increase in other current assets - net                 (6,528)        (5,385)      (4,003)
 Increase (decrease) in accounts payable                (7,398)         5,427       14,771
 Increase (decrease) in other current
  liabilities - net                                       (361)        11,615       14,523
Other                                                    2,466          3,609        3,501
 Net cash provided by operating activities              39,907         43,367       50,540

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                    (34,777)       (21,657)     (31,729)
 Net cash used in investing activities                 (34,777)       (21,657)     (31,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of senior notes                                              (7,000)     (23,000)
Repayment under line of
 credit agreement                                                                  (27,600)
Proceeds (repayment) of long-term debt                   (303)          (296)       33,941
Issuance of common stock
 related to stock plan                                   4,597         9,669         8,948
Repurchase of common stock                             (17,574)
Net cash provided by (used in) financing activities    (13,280)         2,373       (7,711)
Net increase (decrease) in cash and cash equivalents    (8,150)        24,083       11,100
Cash and cash equivalents:
 Beginning of year                                      40,457         16,374        5,274
 End of year                                           $32,307        $40,457      $16,374




 See notes to consolidated financial statements.



       begin page 18


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Fiscal Years Ended January 29, 1994, January 30,
1993 and February 1, 1992 (referred to as 1993, 1992 and 1991).

Note A: Summary of Significant Accounting Policies

     Business. The company is an off-price retailer of first quality, in-season, branded apparel, shoes, gift items for the home, fragrances and accessories for the entire family. At
January 29, 1994, the company operated 243 stores.

     Principles of Consolidation. The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and accounts have been eliminated. Certain reclassifications have been made in the 1992 and 1991 financial statements to conform to the 1993 presentation. The years 1993, 1992 and 1991 consisted of 52 weeks.

     Cash Equivalents. Cash equivalents are highly liquid, fixed income instruments purchased with a maturity of three months or less.

     Merchandise Inventory. Merchandise inventory is stated at the lower of cost or market determined under the unit cost method.

     Deferred Store Opening Expenses. During 1992 and 1991 expenses incurred in opening new stores were deferred until stores were opened and then amortized over a period of 18 months.
During 1993, this accounting treatment was changed, resulting in all pre-opening expenses for 1993 new stores and any prior year deferred costs being expensed in 1993. The effect of this change in accounting principle did not have a material impact on any of the periods presented.

     Beginning with 1994, pre-opening expenses will be deferred until the store's grand opening date. At that time, the deferred costs will be expensed.

     Deferred Rent.  Many of the company's leases signed since
1988 contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of 1993 and 1992, the balance of deferred rent was $6.4 million and $5.1 million.

     Intangible Assets. Lease rights and interests, consisting of payments made to acquire store leases, are amortized over the remaining applicable life of the lease.

     The excess of cost over the acquired net assets is amortized on a straight-line basis over a period of 40 years.

     Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Hardware and software costs are included in fixtures and equipment and are amortized over their useful life of five years.

     Taxes on Earnings. In 1992, the company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

     The adoption of SFAS 109 did not have an impact on the company's earnings or financial position.

     Earnings Per Share. Earnings per share are based on primary and fully-diluted weighted average common shares and common stock equivalents outstanding during the year, as calculated under the treasury stock method. The company's common stock equivalents consist of outstanding stock options.

       begin page 19


Note B: Statements of Cash Flows Supplemental Disclosures

     Total cash paid for interest and taxes is as follows:

     ($000)                    1993       1992        1991

     Interest               $ 2,850    $ 3,229     $ 6,234
     Income taxes           $21,014    $14,871     $13,717


Note C: Long-Term Debt

     Long-term debt consists of the following:

      ($000)                   1993      1992

      Mortgage              $10,308   $10,525
      Term loan              23,000    23,000
                            $33,308   $33,525

     Mortgage. On August 8, 1991, the company obtained a $10.8 million mortgage at 9.5% interest, collateralized by the land and building of its east coast distribution center. Interest and principal are based on a 20-year amortization period. The mortgage is due in 2001 with principal payments of $239,000, $263,000, $288,000, $318,000 and $349,000 due in 1994, 1995,
1996, 1997 and 1998, respectively. In 1996, the interest rate will be reset at the lender's best prevailing interest rate or repaid, at the company's option.

     Term Loan. On September 16, 1991, the company signed a term loan credit agreement with a bank for $23 million due November
1994.  The interest rate, which is based on the London Interbank
Offered Rate (LIBOR), was 4.375% at January 29, 1994. The company has the ability and the intent to refinance this note in 1994 with a long-term financing arrangement.

     Bank Credit Facilities. The company has available under its principal credit agreement a $110 million revolving credit facility which expires in July 1996 and is renewable at the company's option for two one-year periods. The credit facility is also available for the issuance of letters of credit. Interest is payable monthly under several pricing options, including the bank's prime rate. At year-end 1993 and 1992, the company had $11.7 million and $11.0 million in outstanding letters of credit.
Borrowing under the credit facility is subject to the company maintaining certain levels of tangible net worth, pretax earnings and leverage ratios.

      In addition, the company has $40 million in short-term bank lines  of  credit  which are available until canceled  by  either
party.   When utilized, interest is payable monthly under several
pricing options.

     Included in accounts payable are checks outstanding in excess of cash balances of approximately $13.9 million and $26.0 million at year-end 1993 and 1992. The company can utilize its revolving line of credit to cover payment of these checks as they clear the bank.

Note D: Leases

     The company leases its distribution center and corporate office located in Newark, California under a 15-year, noncancelable lease agreement expiring 2002. The lease contains six renewal options of five years each. In addition, the company leases its store sites, selected computer and related equipment, certain store fixtures and distribution center equipment under operating leases with original, noncancelable terms that in general range from three to fifteen years, expiring through 2008.
Store leases typically contain provisions for two to three renewal options of five years each. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on percentage of sales and for payment of certain expenses.

       begin page 20

The aggregate future minimum annual lease payments under leases in effect at year-end 1993 are as follows:

               ($000)          Amounts
               1994          $  76,271
               1995             75,231
               1996             70,314
               1997             64,187
               1998             61,196
               Later years     226,162
               Total         $ 573,361

Total rent expense for all operating leases is as follows:

      ($000)                  1993     1992     1991

      Minimum rentals      $70,589  $65,061  $55,607
      Percentage rentals       267      268      295
                           $70,856  $65,329  $55,902


Note E: Taxes on Earnings

     The provision for  taxes consists of the following:

      ($000)                 1993     1992     1991

      CURRENTLY PAYABLE
           Federal        $14,885  $14,342  $14,396
           State            3,995    3,660    3,603
                           18,880   18,002   17,999

      DEFERRED
           Federal            506    4,065     (279)
           State              163      616
                              669    4,681     (279)
                          $19,549  $22,683  $17,720


     In 1993, 1992 and 1991, tax benefits of $2.7 million, $2.9 million and $2.3 million related to stock options exercised and the vesting of restricted stock have been credited to additional paid-in capital.

    The provisions for income taxes for financial reporting purposes are different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

                                    1993    1992    1991


     Federal income taxes at
      the statutory rate             35%     34%     34%
     Increase (decrease) in
      income taxes resulting from:
       Utilization of credits                        (1)
       State income taxes, net of
        federal benefit                5       5       5
       Other, net                              1       1
                                     40%     40%     39%


       begin page 21


     In August of 1993, the federal government enacted a new income tax law which increased the 34% corporate income tax rate to 35%. The 1% federal income tax rate increase did not result in an increase in the company's overall tax rate as it was offset by a change in the mix of state income taxes and available tax credits.

The components of the net deferred tax liability at year-end are as follows:

       ($000)                                   1993       1992

       DEFERRED TAX ASSETS:
            California franchise taxes       $   688    $   789
            Inventory                            203        333
            Straight-line rent                 2,737      2,140
            Deferred compensation              2,625      2,055
            Reserve for uninsured losses       1,615      1,100
            Employee benefits                  2,346      1,116
            All other                          1,230        544
            Valuation allowance                    0          0
                                             $11,444     $8,077

       DEFERRED TAX LIABILITIES:
            Depreciation                    ($11,382)  ($10,411)
            Prepaid expenses                  (5,811)    (2,626)
            Other                                (29)      (149)
                                             (17,222)   (13,186)

       NET DEFERRED TAX LIABILITIES          ($5,778)   ($5,109)


Note F: Employee Benefit Plans

     The company has available to certain employees a profit sharing retirement plan. Under the Plan, employee and company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code.
In 1987, the company adopted an Incentive Compensation Program, which provides cash awards to key management employees based on the company's and the individual's performance. In 1991, the company began offering an Executive Supplemental Retirement Plan, which allows eligible employees to purchase individual life insurance policies and/or annuity contracts. In 1993, the company made available to management a Nonqualified Deferred
Compensation Plan which allows management to contribute on a pre-tax basis in addition to the 401(k) Plan. This Plan does not qualify under Section 401(k) of the Internal Revenue Code.

Note G: Estimated Fair Value of Financial Instruments

     SFAS 107, Disclosures About Fair Value of Financial
Instruments, requires disclosure of the estimated fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their estimated fair value. The carrying value of long-term debt at year-end 1993 is $33.3 million. Its estimated fair value based on debt with similar terms and remaining maturities is $33.8 million.

Note H: Stockholders' Equity

     On January 27, 1994, the company's Board of Directors declared a $0.05 per common share cash dividend, payable on or about April 1, 1994 to stockholders of record as of March 11, 1994.

     Preferred Stock. The company has four million shares of preferred stock authorized, with a par value of $.01 per share.
No preferred stock has been issued or outstanding during the past three years.

       begin page 22

     Common Stock. On February 4, 1993, the company announced that its Board of Directors approved a repurchase of up to one million shares of common stock. On November 17, 1993, the company announced that the Board extended the repurchase program by authorizing the buyback of an additional one million shares.
Through January 29, 1994, a total of 1.2 million shares were repurchased at an average price of $14.89 per share. The company intends to complete the repurchase of the remaining authorized shares in 1994 through both open-market or privately arranged transactions.

     Stock Options.  The company's Stock Option Plan allows for the granting of incentive and nonqualified stock options. As of
January 29, 1994,  6.4 million common shares had been authorized for issuance under the Plan. Stock options are to be granted at prices not less than the fair market value of the common shares on the date the option is granted, and normally vest over a
period not exceeding four years from the date of grant.   The
following is a summary of stock option activity under the Plan for 1993, 1992 and 1991.

(000)                          Number of Shares       Average Price
Outstanding and exercisable at
February 2, 1991                       2,406                $10.49
  Granted                              1,874                $ 9.46
  Exercised                             (833)               $ 7.08
  Canceled                            (1,398)               $13.13
Outstanding and exercisable at
February 1, 1992                       2,049                $ 9.13
  Granted                                705                $18.85
  Exercised                             (681)               $ 8.47
  Canceled                               (57)               $12.39
Outstanding and exercisable at
January 30, 1993                       2,016                $12.67
  Granted                                584                $18.49
  Exercised                             (185)               $ 7.59
  Canceled                              (117)               $16.04
Outstanding and exercisable at
January 29, 1994                       2,298                $14.38

 At the year-end 1993, 1992 and 1991, 1.7 million, 2.2 million and 2.8 million shares remained available for grant under the Plan.

     Restricted Stock.  As of January 29, 1994, 1.85 million
common shares had been authorized for issuance under the
company's Restricted Stock Plan.   During 1993, 1992 and 1991,
the company awarded 194,000, 234,000 and 450,000 shares to
certain employees, of which 49,000, 7,000 and 0 were subsequently canceled and returned to the share reserve.  At year-end 1993,
1992 and 1991, 495,000, 640,000 and 867,000 shares remained
available for grant under the Plan.  The compensation associated with these awards is amortized over vesting periods of generally two to five years.  At year-end 1993, 1992 and 1991, the
unamortized compensation expense was $4.8 million,  $5.1 million and $4.1 million.

     Employee Stock Purchase Plan.  As of January 29, 1994,
600,000 common shares had been authorized for issuance under the company's Employee Stock Purchase Plan. During 1993, employees purchased approximately 85,000 shares of the company's common stock through payroll deductions. Through January 29, 1994, approximately 395,000 shares had been issued under this Plan, and 205,000 shares remained available for future issuance under the Plan.

     Outside Directors Stock Option Plan.  As of January 29,
1994, 125,000 common shares had been authorized for issuance under this plan. Stock options are to be granted at exercise prices not less than the fair market value of the common shares on the date the option is granted, and normally vest over a period not exceeding three years from the date of the grant.
Through January 29, 1994, the company had granted options for approximately 90,000 shares at exercise prices ranging from $8.63 to $20.88 per share. At year-end 1993, 35,000 shares remained available for grants under the Plan. All nonqualified options for shares granted under the Plan remained outstanding and exercisable as of the end of 1993.

       begin page 23

Note I: Quarterly Financial Data (Unaudited)

                         13 Weeks Ended  13 Weeks Ended    13 Weeks Ended    13 Weeks Ended   52 Weeks Ended
($000, except per           May 1, 1993   July 31, 1993  October 30, 1993  January 29, 1994      January 29,
share data)                                                                                             1994

Sales                          $239,552        $275,965          $262,244          $344,272       $1,122,033
Gross margin, after
  occupancy                      67,368          75,045            71,498            93,378          307,288
Net earnings                      3,594           8,153             4,786            12,791           29,324
Net earnings per fully-
  diluted share                     .14             .31               .19               .51             1.14
Dividends declared per
  share on common                                                                       .05              .05
  stock
Closing stock price<F1>
  High                           23 1/2          16 1/8            15 5/8                18           23 1/2
  Low                                15          12 7/8            13 1/8            12 5/8           12 5/8


                         13 Weeks Ended       13 Weeks     13 Weeks Ended    13 Weeks Ended   52 Weeks Ended
($000, except per           May 2, 1992          Ended   October 31, 1992       January 30,      January 30,
share data)                                  August 1,                                 1993             1993
                                                  1992

Sales                          $221,020       $253,891           $246,878          $321,274       $1,043,062
Gross margin, after
  occupancy                      61,760         75,708             70,068            92,774          300,313
Net earnings                      3,254          9,684              4,924            16,162           34,024
Net earnings per fully-
  diluted share                     .13            .38                .19               .61             1.30
Closing stock
price<F1>
  High                               23         17 1/2             17 1/2            23 1/2           23 1/2
  Low                            14 1/8         10 7/8             11 3/8            16 5/8           10 7/8

<F1>  Ross Stores, Inc. common stock trades on the NASDAQ
         National Market System (NMS) under the symbol ROST.





       begin page 24







INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California



We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 1994. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 1994 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE
San Francisco, California

March 11, 1994



       begin page 25


ITEM  9.    CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. Information with respect to the Directors of the Registrant is incorporated herein by reference to the section entitled "Information Regarding Nominees and Incumbent Directors" of the Ross Stores, Inc., Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, June 7, 1994 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation Committee Interlocks and Insider Participation"; (ii) "Compensation of Directors";
(iii) "Employment Contracts, Termination of Employment and Change-in-Control Arrangements"; and (iv) the following tables, and their footnotes, Summary Compensation, Option Grants in Last Fiscal Year and Aggregrated Option Exercises and Year-End Value.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Incorporated herein by reference to the section of the Proxy
Statement entitled "Stock Ownership of Certain Beneficial Owners and Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation of Directors" and (ii)
"Certain Transactions".
       begin page 26


                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K

   (a) The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

       1.    List of Financial Statements.

           (i) The following consolidated financial statements included herein as Item 8:

                    Consolidated Balance Sheets at January 29,
                        1994 and January 30, 1993.
                    Consolidated Statements of Earnings for the
                        years ended January 29, 1994, January 30,
                        1993 and February 1, 1992.
                    Consolidated Statements of Stockholders'
                        Equity for the years ended January 29,
                        1994, January 30, 1993 and February 1,
                        1992.
                    Consolidated Statements of Cash Flows for the
                        years ended January 29, 1994, January 30,
                        1993 and February 1, 1992.
                    Notes to Consolidated Financial Statements.
                    Independent Auditors' Report.

       2.    List of Financial Statement Schedules.

          Independent Auditors' Report on Financial Statement Schedules.

          Schedule II   - Amounts Receivable from Related Parties and
                           Underwriters, Promoters, and Employees Other
                           Than Related Parties, page 30.

          Schedule V    - Property,   Plant   and
                           Equipment, page 31.

          Schedule VI   - Accumulated Depreciation and Amortization of
                           Property, Plant and Equipment, page 32.

          Schedule VIII - Valuation  and Qualifying Accounts and Reserves,
                          page 33.

          Schedule X    - Supplementary   Income  Statement   Information,
                           page 33.

           Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto, contained in, or incorporated by reference into, this Report.

       3.     List  of Exhibits (in accordance with Item  601  of
              Regulation S-K)

        3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Registration
               Statement on Form 8-B (the "Form 8-B") filed
               September 1, 1989 by Ross Stores, Inc, a Delaware corporation ("Ross Stores").

        3.2 Amended By-laws, dated August 29, 1991, incorporated by reference to Exhibit 3.2 to the 1991 Form 10-K filed by Ross Stores for its year ended February
               1, 1992 ("1991 Form 10-K").

       10.1 Agreement of Lease, dated November 24, 1986, for Ross Stores' corporate headquarters and distribution center in Newark, CA, incorporated by reference to
               Exhibit 10.5 on Form 8-B.

       begin page 27

       10.2 Credit Agreement, dated March 2, 1992, among Ross Stores, Wells Fargo Bank, National Association, Bank of America, National Trust and Savings Association, and Security Pacific National Bank; and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to
               Exhibit 10.8 to the 1991 Form 10-K.

       10.3 Amended and Restated Credit Agreement, dated November 23, 1992, among Ross Stores, Wells Fargo Bank, National Association, Bank of America, N.T. &
               S.A., Nationsbank of Texas, N.A., and Banque
               Nationale de Paris; and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.9 to the 1992 Form 10-K filed by Ross Stores for its year ended January
               30, 1993 ("1992 Form 10-K").

       10.4 First Amendment to Amended and Restated Credit Agreement, entered into as of February 5, 1993, by and among Ross Stores, Wells Fargo Bank, National Association, Bank of America, N.T. & S.A., Nationsbank of Texas, N.A., and Banque Nationale de Paris ("Banks"); and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.10 to the 1992 Form 10-K.

       10.5 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores, Wells Fargo Bank, National
               Association, Bank of America, N.T. & S.A.,
               Nationsbank of Texas, N.A., and Banque Nationale de Paris ("Banks"), and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.17 on the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

       10.6 Term Credit Agreement, dated September 16, 1991, between Ross Stores and the Industrial Bank of Japan, Limited, incorporated by reference to
               Exhibit 10 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1991.

       10.7 Amendment to Term Credit Agreement, dated February 19, 1993, between Ross Stores and the Industrial Bank of Japan, Limited, incorporated by reference to
               Exhibit 10.12 to the 1992 Form 10-K.

      10.8 Second Amendment to Term Credit Agreement, dated as of October 29, 1993, between Ross Stores and the Industrial Bank of Japan, Limited, incorporated by reference to Exhibit 10.13 to the Form 10-Q filed by Ross Stores for its quarter ended October 30, 1993.

               Management  Contracts and  Compensatory Plans

       10.9 Ross Stores, 1992 Stock Option Plan, incorporated by reference to Exhibit 19.1 on Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

      10.10 Third Amended and Restated Ross Stores Employee Stock Purchase Plan, incorporated by reference to
               Exhibit 19.2 on Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

      10.11 Third Amended and Restated Ross Stores 1988 Restricted Stock Plan, incorporated by reference to Exhibit
               19.3 on Form 10-Q filed by Ross Stores, for its quarter ended August 1, 1992.

      10.12 1991 Outside Directors Stock Option Plan, incorporated by reference to Exhibit 10.13 to the 1991 Form 10-K.


      10.13    Ross Stores Executive Medical Plan.

      10.14    Third Amended and Restated Ross Stores Executive
               Supplemental Retirement Plan.

      10.15    Ross Stores Non-Qualified Deferred Compensation Plan.

      10.16    Ross Stores Incentive Compensation Plan.

       begin page 28

      10.17 Employment Agreement between Ross Stores, Inc. and Norman A. Ferber, dated March 17, 1989, incorporated by reference to Exhibit 10.4 to the 1988 Annual Report on Form 10-K filed by Ross Stores, Inc., a California corporation, for its year ended January 28, 1989.

      10.18 Amendment to Employment Agreement between Ross Stores and Norman A. Ferber, dated March 11, 1991, incorporated by reference to Exhibit 10.51 to the 1990 Annual Report on Form 10-K filed by Ross
               Stores, for its year ended February 2, 1991.

      10.19 Second Amendment to Employment Agreement between Ross Stores and Norman A. Ferber, dated April 23, 1992, incorporated by reference to Exhibit 10.7 to the 1991 Form 10-K.

      10.20 Employment Agreement between Ross Stores and Melvin A. Wilmore, dated November 25, 1991, incorporated by reference to Exhibit 10.11 to the 1991 Form 10-K.

      10.21 Agreement and General Release between Ross Stores and Greggory L. Baldwin, dated November 6, 1991, incorporated by reference to Exhibit 10.12 to the 1991 Form 10-K.

      10.22 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of March 12, 1993, incorporated by reference to Exhibit 10.16 on the Form 10-Q filed by Ross Stores for its quarter ended May 1, 1993.

      11       Statement re: Computation of Per Share Earnings.

      21       Subsidiaries of the Registrant.

      23.1     Independent Auditors' Consent.

      23.2     Independent Auditors' Report on Financial
               Statement Schedules.

         (b)  Reports on Form 8-K.

               None.

       begin page 29

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ROSS STORES, INC.
                                      (Registrant)

Date: April 27, 1994         By    /s/Norman A. Ferber
                                (Norman A. Ferber, Chairman of the
                                Board and Chief Executive Officer)




    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date

/s/Norman A. Ferber       Chairman, Chief Executive    April 27, 1994
Norman A. Ferber          Officer and Director

/s/M. Wilmore             President, Chief Operating   April 27, 1994
Melvin A. Wilmore         Officer and Director

/s/Earl Benson            Senior Vice President,       April 27, 1994
Earl T. Benson            Chief Financial Officer
                          and Secretary

/s/John M. Vuko           Senior Vice President,       April 27, 1994
John M. Vuko              Controller and
                          Principal Accounting
                          Officer

/s/Stuart G. Moldaw       Chairman Emeritus,           April 27, 1994
Stuart G. Moldaw          Director

/s/Donald G. Fisher       Director                     April 27, 1994
Donald G. Fisher

/s/Franklin P. Johnson    Director                     April 27, 1994
Franklin P. Johnson, Jr.

/s/G. Orban               Director                     April 27, 1994
George P. Orban

/s/Donald H. Seiler       Director                     April 27, 1994
Donald H. Seiler

/s/Phil Schlein           Director                     April 27, 1994
Philip Schlein

/s/D. L. Weaver           Director                     April 27, 1994
Donna L. Weaver
       begin page 30

                        ROSS STORES, INC.

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                     (Amounts in thousands)

     Column                  Column          Column       Column          Column
         A                      B               C            D                E
                         Balance at                                        Balance at
                          beginning                                      end of period
Name of Debtor            of period       Additions   Deductions         CurrentNon Current

Year Ended January 29, 1994
 James S. Jacobs             $100                         $100
 Peter C.M. Hart             $180                         $180
 Melvin A. Wilmore           $100           $300<F5>      $100                      $300

Year Ended January 30, 1993
 James S. Jacobs             $100                                         $100
 Earl T. Benson              $ 35                         $ 35<F1>
 Peter C.M. Hart             $180                                         $180
 Melvin A. Wilmore           $  0           $100<F5>                                $100

Year Ended February 1, 1992
 James S. Jacobs             $100                                                   $100
                             <F3>
 Earl T. Benson              $290                         $255 <F1>                 $ 35
 James S. Fassio             $105                         $105 <F2>
 Peter C.M. Hart             $  0           $180<F4>                                $180


<F1> In September and October 1989, the company loaned to Mr.
     Earl T. Benson, Senior Vice President, Corporate Secretary, and Chief Financial Officer, $142,000 for the exercise of options in the amount of 26,000 shares and $225,000 secured by a second mortgage on his home. Both loans included interest at 8% and matured on March 27, 1992, and April 1, 1993, respectively. As of February 1, 1992, Mr. Benson had repaid the stock option loan, and $190,000 on the second mortgage on his house, leaving a balance due of $35,000. This balance was repaid prior to January 30, 1993 and prior to the due date.
<F2> The company has extended three loans to Mr. James S. Fassio,
     Senior Vice President, Property Development. In July 1989, the company extended a loan in the amount of $70,375 for the exercise of options in the amount of 12,500 shares at an annual interest rate of 8.75%, due July 13, 1991. In January and May 1990, the company extended loans in the amounts of $21,756 at an annual rate of 8%, due March 31, 1992, and $12,758 at an annual rate of 8.5%, due May 13, 1991, both secured by a deed of trust on his home. Mr. Fassio repaid all outstanding loans as of February 1, 1992.
<F3> In June 1989, the company extended a loan of $100,000 at an annual interest rate of 8% to James S. Jacobs, Senior Vice President, Operations, secured by a first mortgage on his home. The loan was repaid prior to January 29, 1994 and on the due date.
<F4> In December 1991, the company loaned $180,000 to Mr. Peter
     C.M. Hart, Senior Vice President of Management Information Systems and Distribution, in three installments, at annual interest rates from 5.12% to 5.63%, secured by a deed of trust on the home which the loan helped him purchase. The loan was repaid prior to January 29, 1994 and prior to the due date.
<F5> In June 1992, the company extended a loan of $100,000 at an annual interest rate of 5% to Melvin Wilmore, President and Chief Operating Officer, secured by a certificate of deposit. The loan was due on June 4, 1995; however, all outstanding principal and interest was paid in full on February 5, 1993. On February 5, 1993, the company made a relocation loan of $300,000 to Mr. Wilmore at an annual interest rate of 0%. The loan, which is secured by a deed of trust, is due on February 5, 1996.

       begin page 31

                        ROSS STORES, INC.

           SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                             ($000)

 Column                      Column         Column         Column    Column    Column
  A                               B              C              D         E       F

                         Balance at                                           Balance
                          beginning      Additions    Retirements     Other    at end
Classification            of period        at cost      and sales   changes of period

Year Ended
January 29, 1994:
 Land and buildings         $20,004         $2,502           ($4)             $22,502
 Fixtures and equipment     101,751         21,543        (2,801)             120,493
 Leasehold improvements      82,506          9,720        (2,638)              89,588
 Construction in progress     4,319          6,420                             10,739

                           $208,580        $40,185       ($5,443)        $0  $243,322



Year Ended
January 30, 1993:
 Land and buildings         $19,994            $11           ($1)             $20,004
 Fixtures and equipment      84,564         19,157        (1,970)             101,751
 Leasehold improvements      77,012          8,083        (2,589)              82,506
 Construction in progress     9,184        (4,865)         ______    ______     4,319

                           $190,754        $22,386       ($4,560)        $0  $208,580



Year Ended
February 1, 1992:
 Land and buildings          $6,174        $13,820                            $19,994
 Fixtures and equipment      71,121         15,907       ($2,464)              84,564
 Leasehold improvements      69,581          9,365        (1,934)              77,012
 Construction in progress    18,884        (9,700)        _______    ______     9,184

                           $165,760        $29,392       ($4,398)        $0  $190,754

       begin page 32

                        ROSS STORES, INC.

           SCHEDULE VI - ACCUMULATED DEPRECIATION AND
          AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                             ($000)

 Column                      Column         Column         Column              Column    Column
        A                         B              C              D                   E          F

                                         Additions
                         Balance at     charged to                                       Balance
                          beginning      costs and                         Other changes  at end
Description               of period  expenses <F1>    Retirements          add (deduct)of period

Year Ended
January 29, 1994:
 Buildings and land
    improvements             $2,222           $703                                       $2,925
 Fixtures and equipment      39,955         11,357       ($1,172)                        50,140
 Leasehold improvements      38,333          8,488          (716)                        46,105

                            $80,510        $20,548       ($1,888)                  $0   $99,170

Year Ended
January 30, 1993:
 Buildings and land
    improvements             $1,517           $705                                       $2,222
 Fixtures and equipment      31,255          9,648       ($  948)                        39,955
 Leasehold improvements      31,134          8,430        (1,231)                        38,333

                            $63,906        $18,783       ($2,179)                  $0   $80,510

Year Ended
February 1, 1992:
 Buildings and land
    improvements             $1,057           $460                                       $1,517
 Fixtures and equipment      25,170          7,880       ($1,795)                        31,255
 Leasehold improvements      24,620          7,626        (1,112)                        31,134

                            $50,847        $15,966       ($2,907)                  $0   $63,906



<F1> Depreciation on fixtures and equipment is calculated using the straight-line method over the estimated useful life of the asset (approximately five to twelve years). Leasehold improvements are amortized over the estimated useful lives of the assets or the applicable lease term, whichever is less.

       begin page 33

                        ROSS STORES, INC.

 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             ($000)


Column                        Column     Column        Column        Column
   A                               B          C             D             E
                                      Additions
                          Balance at charged to
                           beginning  costs and                  Balance at
Description                of period   expenses   Deductions* end of period

Accrued expenses for 1987
store closings

Year ended January 29, 1994       $0                                     $0


Year ended January 30, 1993       $0                                     $0


Year ended February 1, 1992      $20                    ($20)            $0


* Payments for store closures.



                        ROSS STORES, INC.

     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION



                             ($000)



        Column A                            Column B


                                    1993     1992     1991

Advertising Costs                   $33,849  $34,079  $29,970


       begin page 34

INDEX TO EXHIBITS



Exhibit
Number
         Exhibit

 3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-B (the "Form 8-B") filed September 1, 1989 by Ross Stores, Inc., a Delaware corporation ("Ross Stores").

 3.2 Amended By-laws, dated August 29, 1991, incorporated by reference to Exhibit 3.2 to the 1991 Form 10-K filed by Ross Stores for its year ended February 1, 1992 ("1991
          Form 10-K").

10.1      Agreement of Lease, dated November 24, 1986,  for  Ross
          Stores' corporate headquarters and distribution center in Newark, CA, incorporated by reference to Exhibit
          10.5 on Form 8-B.

10.2 Credit Agreement, dated March 2, 1992, among Ross Stores, Wells Fargo Bank, National Association, Bank of America, National Trust and Savings Association, and Security Pacific National Bank; and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.8 to the 1991 Form 10-K.

10.3 Amended and Restated Credit Agreement, dated November 23, 1992, among Ross Stores, Wells Fargo Bank, National Association, Bank of America, N.T. & S.A., Nationsbank of Texas, N.A., and Banque Nationale de Paris; and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.9 to the 1992 Form 10-K filed by Ross Stores for its year ended January 30, 1993 ("1992 Form 10-K").

10.4 First Amendment to Amended and Restated Credit Agreement, entered into as of February 5, 1993, by and among Ross Stores, Wells Fargo Bank, National Association, Bank of America, N.T. & S.A., Nationsbank of Texas, N.A., and Banque Nationale de Paris ("Banks"); and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to
          Exhibit 10.10 to the 1992 Form 10-K.

10.5 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores, Wells Fargo Bank, National Association, Bank of America, N.T. & S.A., Nationsbank of Texas, N.A., and Banque Nationale de Paris ("Banks"), and
          Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.17 on the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

10.6 Term Credit Agreement, dated September 16, 1991, between Ross Stores and the Industrial Bank of Japan, Limited, incorporated by reference to Exhibit 10 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1991.

10.7      Amendment to Term Credit Agreement, dated February  19,
          1993,  between Ross Stores and the Industrial  Bank  of
          Japan,  Limited, incorporated by reference  to  Exhibit
          10.12 to the 1992 Form 10-K.

10.8 Second Amendment to Term Credit Agreement, dated as of October 29, 1993, between Ross Stores and the Industrial Bank of Japan, Limited, incorporated by reference to Exhibit 10.13 to the Form 10-Q filed by Ross Stores for its quarter ended October 30, 1993.

          Management Contracts and Compensatory Plans

10.9 Ross Stores 1992 Stock Option Plan, incorporated by reference to Exhibit 19.1 on Form 10-Q filed by Ross
          Stores for its quarter ended August 1, 1992.

10.10     Third  Amended and Restated Ross Stores Employee  Stock
          Purchase  Plan,  incorporated by reference  to  Exhibit
          19.2 on Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

       begin page 35

Exhibit
Number        Exhibit

10.11     Third Amended and Restated Ross Stores, 1988 Restricted
          Stock  Plan, incorporated by reference to Exhibit  19.3
          on Form 10-Q filed by Ross Stores, for its quarter ended August 1, 1992.

10.12 1991 Outside Directors Stock Option Plan, incorporated by reference to Exhibit 10.13 to the 1991 Form 10-K.

10.13     Ross Stores Executive Medical Plan.

10.14     Third   Amended  and  Restated  Ross  Stores  Executive
          Supplemental Retirement Plan.

10.15     Ross Stores Non-Qualified Deferred Compensation Plan.

10.16     Ross Stores Incentive Compensation Plan.

10.17 Employment Agreement between Ross Stores, Inc. and Norman A. Ferber, dated March 17, 1989, incorporated by reference to Exhibit 10.4 to the 1988 Annual Report on Form 10-K filed by Ross Stores, Inc., a California corporation, for its year ended January 28, 1989.

10.18 Amendment to Employment Agreement between Ross Stores and Norman A. Ferber, dated March 11, 1991, incorporated by reference to Exhibit 10.51 to the 1990 Annual Report on Form 10-K filed by Ross Stores, for its year ended February 2, 1991.

10.19     Second  Amendment to Employment Agreement between  Ross
          Stores  and  Norman A. Ferber, dated  April  23,  1992,
          incorporated by reference to Exhibit 10.7 to  the  1991
          Form 10-K.

10.20     Employment Agreement between Ross Stores and Melvin  A.
          Wilmore, dated November 25, 1991, incorporated by reference to Exhibit 10.11 to the 1991 Form 10-K.

10.21     Agreement  and General Release between Ross Stores  and
          Greggory   L.   Baldwin,  dated   November   6,   1991,
          incorporated by reference to Exhibit 10.12 to the  1991
          Form 10-K.

10.22     Consulting Agreement between Ross Stores and Stuart  G.
          Moldaw, effective as of March 12, 1993, incorporated by reference to Exhibit 10.16 on the Form 10-Q filed by Ross Stores for its quarter ended May 1, 1993.

11        Statement re:  Computation of Per Share Earnings.

21        Subsidiaries of the Registrant.

23.1      Independent Auditors' Consent.

23.2      Independent  Auditors'  Report on  Financial  Statement
          Schedules.