Form 10-Q
period 1994-04-30
ROSS STORES INC
filed 1994-06-13
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q
   (Mark one)
     X     QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934
           For the quarterly period ended April 30, 1994


                               OR


           TRANSITION REPORT PURSUANT TO SECTION 13 or 15
           (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _______ to _______


                 Commission file number  0-14678


                        ROSS STORES, INC.
     (Exact name of registrant as specified in its charter)


             Delaware                        94-1390387
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)         Identification No.)

   8333 Central Avenue, Newark,              94560-3433
            California
  (Address of principal executive            (Zip Code)
             offices)

  Registrant's telephone number,           (510) 505-4400
        including area code

  Former name, former address and                N/A
  former fiscal year, if changed
        since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No


The number of shares of Common Stock, with $.01 par value, outstanding on May 28, 1994 was 24,577,862.




       begin page 2



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements.


                     ROSS STORES, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________
($000)                                     April 30,  January 29,    May 1,
ASSETS                                          1994         1994      1993
______________________________________________________________________________
                                         (Unaudited)     (Note A)(Unaudited)
Current Assets
   Cash                                    $  15,838   $  32,307   $ 14,103
   Accounts receivable                        12,366       4,016      7,480
   Merchandise inventory                     292,309     228,929    275,275
   Prepaid expenses and other                 11,850      15,224     12,339
         Total Current Assets                332,363     280,476    309,197

Property and Equipment
   Land and buildings                         22,534      22,502     20,061
   Fixtures and equipment                    124,654     120,493    106,146
   Leasehold improvements                     93,909      89,588     84,396
   Construction-in-progress                    4,196      10,739      2,449
                                             245,293     243,322    213,052
   Less accumulated depreciation and
   amortization                              104,260      99,170     85,237
                                             141,033     144,152    127,815
Lease rights and other assets                 16,582      12,743     14,227
                                            $489,978    $437,371   $451,239

LIABILITIES AND STOCKHOLDERS' EQUITY
______________________________________________________________________________
Current Liabilities
   Accounts payable                         $129,099   $  89,561   $102,721
   Accrued expenses                           36,432      43,262     32,240
   Accrued payroll and other                  15,903      16,202     15,490
   Income taxes payable                        5,679       6,404      4,977
         Total Current Liabilities           187,113     155,429    155,428
Long-term debt                                54,450     33,308      62,772
Deferred income taxes and other liabilities   20,325      20,412     19,960

Stockholders' Equity
   Capital stock                                 247         247        256
   Additional paid-in capital                122,021     122,073    120,766
   Retained earnings                         105,822     105,902     92,057
                                             228,090     228,222    213,079
                                            $489,978    $437,371   $451,239
______________________________________________________________________________
See notes to condensed consolidated financial statements.

       begin page 3







                        ROSS STORES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

______________________________________________________________________________
                                                    Three Months Ended
                                                 April 30,      May 1,
($000 except per share data, unaudited)               1994        1993
______________________________________________________________________________

Sales                                             $264,207    $239,552

Costs and Expenses

   Cost of goods sold and occupancy                191,586     172,184
   General, selling and administrative              59,179      55,849
   Depreciation and amortization                     5,554       4,895
   Interest                                            541         634
                                                  $256,860    $233,562

Earnings before taxes                                7,347       5,990
Provision for taxes on earnings                      2,939       2,396
Net earnings                                      $  4,408    $  3,594
______________________________________________________________________________

Net earnings per share:

   Primary                                            $.18        $.14

   Fully diluted                                      $.18        $.14
______________________________________________________________________________

Weighted average shares outstanding:

   Primary                                          24,996      26,196

   Fully diluted                                    25,050      26,254
______________________________________________________________________________

Stores open at end of period                           251         231
______________________________________________________________________________
See notes to condensed consolidated financial statements.

       begin page 4


                         ROSS STORES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

______________________________________________________________________________
                                                         Three Months Ended
                                                     April 30,        May 1,
($000, unaudited)                                         1994          1993
______________________________________________________________________________

Cash flows from operating activities
   Net earnings                                        $ 4,408       $ 3,594
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
   Depreciation and amortization of property and
      equipment                                          5,554         4,895
   Other amortization                                    1,178         1,642
   Change in current assets and current liabilities:
      Increase in merchandise inventory                (63,380)      (54,227)
      Increase in other current assets - net            (4,996)       (4,326)
      Increase in accounts payable                      40,773         6,989
      Decrease in other current liabilities - net       (1,015)       (6,638)
   Other                                                (3,393)          591
      Net cash used in operating activities            (20,871)      (47,480)
______________________________________________________________________________

Cash flows from investing activities
   Additions to property and equipment                  (9,894)       (7,124)
      Net cash used in investing activities             (9,894)       (7,124)
______________________________________________________________________________

Cash flows from financing activities
   Borrowing under line of credit agreement             21,200        29,300
   Repayment of long-term debt                            (102)          (89)
   Issuance of common stock related to stock plan          972           534
   Repurchase of common stock                           (6,539)       (1,494)
   Dividends paid                                       (1,235)
      Net cash provided by financing activities         14,296        28,251
Net increase (decrease) in cash                        (16,469)      (26,353)
   Cash
      Beginning of year                                 32,307        40,456
      End of quarter                                   $15,838       $14,103
______________________________________________________________________________
See notes to condensed consolidated financial statements.

       begin page 5

                        ROSS STORES, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Three Months Ended April 30, 1994 and May 1, 1993
                           (Unaudited)



NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 30, 1994 and May 1, 1993; the interim results of operations for the three months ended April 30, 1994 and May 1, 1993; and changes in cash flows for the three months then ended. The balance sheet at January 29, 1994, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

Accounting policies followed by the company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 29, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 29, 1994.

The results of operations for the three month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements at April 30, 1994 and May 1, 1993, and for the three months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.


Note B - Statements of Cash Flows Supplemental Disclosures

Total cash paid for interest and income taxes is as follows:
______________________________________________________________________________
                                          Three Months Ended
                                         April 30,      May 1,
($000, unaudited)                             1994        1993
______________________________________________________________________________

   Interest                                 $  578      $  557
   Income Taxes                             $3,663      $8,663
______________________________________________________________________________
       begin page 6








INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have made a review of the condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of April 30, 1994 and May 1, 1993 and the related condensed consolidated statements of earnings and cash flows for the three month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established
by  the  American Institute of Certified Public  Accountants.   A
review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting
matters.   It  is  substantially less  in  scope  than  an  audit
conducted   in   accordance  with  generally  accepted   auditing
standards, the objectives of which is the expression of an opinion
regarding   the   financial  statements   taken   as   a   whole.
Accordingly, we do not express such an opinion.

Based   on  our  reviews,  we  are  not  aware  of  any  material
modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ross Stores, Inc. as of January 29, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche
San Francisco, CA


May 20, 1994

       begin page 7


Item 2.    Management's  Discussion  and  Analysis  of  Financial
           Conditions and Results of Operations.



Stores and General

As of April 30, 1994, and May 1, 1993, the company operated a total of 251 stores and 231 stores respectively. Accordingly, the results of operations for the three months ended April 30, 1994, over the same quarter last year, reflect an increase in the level of operations which was due to the greater number of open stores during the current period as well as an increase of 3% in comparable store sales.


Results of Operations

Sales

During the quarter ended April 30, 1994, sales were $264 million, an increase of approximately $25 million over the corresponding period last year. This increase resulted from the combination of a greater number of stores in operation and an increase of 3% in comparable store sales. For the quarter ended May 1, 1993, comparable store sales decreased 1% from the comparable period of the prior year.

Costs and Expenses

Cost of goods sold and occupancy as a percentage of sales increased to 73% for the first quarter of 1994 compared to 72% for the same period of 1993. This increase mainly resulted from higher levels of clearance merchandise at the beginning of 1994 as compared to 1993 combined with lower initial pricing in 1994.

General selling and administrative expenses as a percentage of sales decreased to 22% for the first quarter of 1994 from 23% for the comparable quarter the prior year. This decrease was primarily due to lower advertising expenditures combined with leverage from a larger sales base.

The decrease in interest expense for the first quarter of 1994 is a result of lower average borrowings.

Taxes on Earnings

The  company's effective tax rate for the first quarter  of  1994 and 1993 was 40%. Both rates reflect the applicable statutory tax rates.


Liquidity and Capital Resources

The primary uses of cash during the first quarter of 1994 were for seasonal inventory build-up, new store capital expenditures, the company's stock repurchase program and payments to repair the company's Carlisle, Pennsylvania distribution center as well as related additional operating expenses. The company believes it is fully insured for the costs related to the situation at the Carlisle, Pennsylvania's distribution center and accordingly has reflected these expenditures as a receivable in the balance sheet. Partially offsetting this is an increase in accounts payable resulting from receipt of merchandise purchased late in the first quarter with payment terms extending into the second quarter. The company believes it can fund its capital needs for the remainder of the fiscal year and complete the remainder of the two million share repurchase program through internally generated cash, trade credit, and established bank lines and lease financing.


       begin page 8

                   PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

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

          MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS
          10.9 - 10.21)

10.9 Ross Stores 1992 Stock Option Plan, incorporated by reference to Exhibit 19.1 on Form 10-Q filed by Ross
          Stores for its quarter ended August 1, 1992.

10.10     Third  Amended and Restated Ross Stores Employee  Stock
          Purchase  Plan,  incorporated by reference  to  Exhibit
          19.2 on Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

       begin page 9

10.11     Third  Amended and Restated Ross Stores 1988 Restricted
          Stock  Plan, incorporated by reference to Exhibit  19.3
          on Form 10-Q filed by Ross Stores for its quarter ended
          August 1, 1992.

10.12 1991 Outside Directors Stock Option Plan, incorporated by reference to Exhibit 10.13 to the 1991 Form 10-K.

10.13     Ross  Stores  Executive Medical Plan,  incorporated  by
          reference to Exhibit 10.13 to the 1993 Form 10-K  filed
          by  Ross  Stores  for its year ended January  29,  1994
          ("1993 Form 10-K").

10.14     Third   Amended  and  Restated  Ross  Stores  Executive
          Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

10.15     Ross  Stores Non-Qualified Deferred Compensation  Plan,
          incorporated by reference to Exhibit 10.15 to the  1993
          Form 10-K.

10.16 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

10.17 Employment Agreement between Ross Stores, Inc. and Norman A. Ferber, dated March 17, 1989, incorporated by reference to Exhibit 10.4 to the 1988 Form 10-K filed by Ross Stores, Inc., a California corporation, for its year ended January 28, 1989.

10.18 Amendment to Employment Agreement between Ross Stores and Norman A. Ferber, dated March 11, 1991, incorporated by reference to Exhibit 10.51 to the 1990 Form 10-K filed by Ross Stores for its year ended February 2, 1991.

10.19     Second  Amendment to Employment Agreement between  Ross
          Stores  and  Norman A. Ferber, dated  April  23,  1992,
          incorporated by reference to Exhibit 10.7 to  the  1991
          Form 10-K.

10.20     Employment Agreement between Ross Stores and Melvin  A.
          Wilmore, effective as of March 15, 1994.

10.21     Consulting Agreement between Ross Stores and Stuart  G.
          Moldaw, effective as of March 12, 1993, incorporated by reference to Exhibit 10.16 on the Form 10-Q filed by Ross Stores for its quarter ended May 1, 1993.

11        Statement re: Computation of Per Share Earnings.

15        Letter re: Unaudited Interim Financial Information.

(b)  Reports on Form 8-K

     None.
       begin page 10


                           SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.





                              ROSS STORES, INC.
                                Registrant



Date:    June 9, 1994                 /s/John M. Vuko
                              John M. Vuko, Senior Vice President, Controller
                                   and Principal Accounting Officer









       begin page 11

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

          MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS
          10.9 - 10.21)

10.9 Ross Stores 1992 Stock Option Plan, incorporated by reference to Exhibit 19.1 on Form 10-Q filed by Ross
          Stores for its quarter ended August 1, 1992.

       begin page 12

Exhibit
Number            Exhibit


10.10     Third  Amended and Restated Ross Stores Employee  Stock
          Purchase  Plan,  incorporated by reference  to  Exhibit
          19.2 on Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

10.11     Third  Amended and Restated Ross Stores 1988 Restricted
          Stock  Plan, incorporated by reference to Exhibit  19.3
          on Form 10-Q filed by Ross Stores for its quarter ended
          August 1, 1992.

10.12 1991 Outside Directors Stock Option Plan, incorporated by reference to Exhibit 10.13 to the 1991 Form 10-K.

10.13     Ross  Stores  Executive Medical Plan,  incorporated  by
          reference to Exhibit 10.13 to the 1993 Form 10-K  filed
          by  Ross  Stores  for its year ended January  29,  1994
          ("1993 Form 10-K").

10.14     Third   Amended  and  Restated  Ross  Stores  Executive
          Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

10.15     Ross  Stores Non-Qualified Deferred Compensation  Plan,
          incorporated by reference to Exhibit 10.15 to the  1993
          Form 10-K.

10.16 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

10.17 Employment Agreement between Ross Stores, Inc. and Norman A. Ferber, dated March 17, 1989, incorporated by reference to Exhibit 10.4 to the 1988 Form 10-K filed by Ross Stores, Inc., a California corporation, for its year ended January 28, 1989.

10.18 Amendment to Employment Agreement between Ross Stores and Norman A. Ferber, dated March 11, 1991, incorporated by reference to Exhibit 10.51 to the 1990 Form 10-K filed by Ross Stores for its year ended February 2, 1991.

10.19     Second  Amendment to Employment Agreement between  Ross
          Stores  and  Norman A. Ferber, dated  April  23,  1992,
          incorporated by reference to Exhibit 10.7 to  the  1991
          Form 10-K.

10.20     Employment Agreement between Ross Stores and Melvin  A.
          Wilmore, effective as of March 15, 1994.

10.21     Consulting Agreement between Ross Stores and Stuart  G.
          Moldaw, effective as of March 12, 1993, incorporated by reference to Exhibit 10.16 on the Form 10-Q filed by Ross Stores for its quarter ended May 1, 1993.

11        Statement re:  Computation of Per Share Earnings.

15        Letter re: Unaudited Interim Financial Information.