Form 10-Q
period 1994-07-30
ROSS STORES INC
filed 1994-09-13
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


  (Mark one)
   x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended July 30, 1994


                               OR


           TRANSITION REPORT PURSUANT TO SECTION 13 or 15
           (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _______ to _______


                 Commission file number  0-14678


                        ROSS STORES, INC.
     (Exact name of registrant as specified in its charter)


             Delaware                        94-1390387
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)

   8333 Central Avenue, Newark,              94560-3433
            California                       (Zip Code)
  (Address of principal executive
             offices)

  Registrant's telephone number,           510/505-4400
     including area code

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


The number of shares of Common Stock, with $.01 par value, outstanding on August 27, 1994 was 24,375,905.




       begin page 2



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements.


                              ROSS STORES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

($000)                                                   July 30,    January 29,       July 31,
ASSETS                                                       1994           1994           1993
                                                      (Unaudited)       (Note A)    (Unaudited)

Current Assets
   Cash                                                   $19,012      $  32,307       $ 15,073
   Accounts receivable                                     11,268          4,016          7,588
   Merchandise inventory                                  297,078        228,929        258,516
   Prepaid expenses and other                             11,154          15,224         10,684
         Total Current Assets                             338,512        280,476        291,861

Property and Equipment
   Land and buildings                                      23,615         22,502         22,497
   Fixtures and equipment                                 127,770        120,493        108,511
   Leasehold improvements                                  95,037         89,588         84,189
   Construction-in-progress                                11,273         10,739          5,224
                                                          257,695        243,322        220,421
   Less accumulated depreciation and amortization         109,631         99,170         88,928
                                                          148,064        144,152        131,493
Lease rights and other assets                              16,539         12,743         13,283
                                                         $503,115       $437,371       $436,637

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                      $108,630      $  89,561        $93,152
   Accrued expenses                                        34,359         43,262         29,658
   Accrued payroll and other                               16,394         16,202         16,474
   Income taxes payable                                     8,267          6,404          8,638
         Total Current Liabilities                        167,650        155,429        147,922
Long-term debt                                             83,091         33,308         50,419
Deferred income taxes and other liabilities                20,247         20,412         19,974

Stockholders' Equity
   Capital stock                                              244            247            254
   Additional paid-in capital                             121,689        122,073        120,608
   Retained earnings                                      110,194        105,902         97,460
                                                          232,127        228,222        218,322
                                                         $503,115       $437,371       $436,637

______________________________________________
See notes to condensed consolidated financial statements.
       begin page 3

                             ROSS STORES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                 Three Months Ended     Six Months Ended
                                                    July 30,  July 31,  July 30,  July 31,
($000 except per share data, unaudited)                 1994      1993      1994      1993

Sales                                               $312,296  $275,965  $576,503  $515,517

Costs and Expenses

   Cost of goods sold and occupancy                  225,951   200,920   417,538   373,104
   General, selling and administrative                64,891    55,712   124,068   111,561
   Depreciation and amortization                       5,736     4,961    11,291     9,856
   Interest                                              973       784     1,514     1,418
                                                    $297,551  $262,377  $554,411  $495,939

Earnings before taxes                                 14,745    13,588    22,092    19,578
Provision for taxes on earnings                        5,898     5,435     8,837     7,831
Net earnings                                          $8,847    $8,153   $13,255   $11,747

Net earnings per share:

   Primary                                              $.36      $.31      $.53      $.45

   Fully diluted                                        $.36      $.31      $.53      $.45

Weighted average shares outstanding:

Primary                                               24,762    25,983    24,879    26,089

Fully diluted                                         24,777    25,999    24,913    26,143

Stores open at end of period                                                 257       235

See notes to condensed consolidated financial statements.

       begin page 4

                         ROSS STORES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Six Months Ended
                                                              July 30,  July 31,
($000, unaudited)                                                 1994      1993

Cash flows from operating activities
     Net earnings                                              $13,255  $ 11,747
     Adjustments to reconcile net earnings to net cash
          used in operating activities:
     Depreciation and amortization of property and equipment    11,291     9,856
     Other amortization                                          2,411     3,928
     Change in current assets and current liabilities:
          (Increase) in merchandise inventory                  (68,149)  (37,468)
          (Increase) in other current assets - net              (3,185)   (4,044)
          Increase (decrease) in accounts payable               20,298    (2,579)
          (Decrease) in other current liabilities - net            (92)   (4,574)
     Other                                                      (2,986)    3,025
          Net cash used in operating activities                (27,157)  (20,109)

Cash flows from investing activities
     Additions to property and equipment                       (23,173)  (17,368)
          Net cash used in investing activities                (23,173)  (17,368)

Cash flows from financing activities
     Borrowing under line of credit agreement                   49,900    17,000
     Repayment of long-term debt                                  (161)     (148)
     Issuance of common stock related to stock plan              1,134       837
     Repurchase of common stock                                (11,374)   (5,596)
     Dividends paid                                             (2,464)        0
          Net cash provided by financing activities             37,035    12,093
Net (decrease) in cash                                         (13,295)  (25,384)
     Cash
          Beginning of year                                     32,307    40,457
          End of quarter                                       $19,012   $15,073

See notes to condensed consolidated financial statements.
       begin page 5


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Three and Six Months Ended July 30, 1994 and July 31, 1993
                           (Unaudited)



NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 30, 1994 and July 31, 1993; the interim results of operations for the three and six months ended July 30, 1994 and July 31, 1993; and statements of cash flows for the six months then ended. The balance sheet at January 29, 1994, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

Accounting policies followed by the company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 29, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 29, 1994.

The results of operations for the three and six month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated interim financial statements at July 30, 1994 and July 31, 1993, and for the three and six months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.


Note B - Statements of Cash Flows Supplemental Disclosures

Total cash paid for interest and income taxes is as follows:

                                           Six Months Ended
                                       ------------------------
                                          July 30,     July 31,
($000, unaudited)                             1994         1993

   Interest                                 $1,721      $ 1,393
   Income Taxes                             $6,973      $10,437


       begin page 6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "company") as of July 30, 1994 and July 31, 1993 and the related condensed consolidated statements of earnings for the three-month periods and six-month periods then ended and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Deloitte & Touche
San Francisco, CA


August 19, 1994
       begin page 7

Item 2.    Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations.


Stores and General

As of July 30, 1994, and July 31, 1993, the company operated a total of 257 stores and 235 stores, respectively. Accordingly, the results of operations for the three and six months ended July 30, 1994, over the same periods last year, reflect an increase in the level of operations which was due to the greater number of open stores during the current period as well as an increase in comparable store sales.

The  company  entered a new market by acquiring, in  late  August
1994, the lease rights from Solo Serve Corporation for their eight Houston, Texas locations. These stores are scheduled to grand open in the fall of 1994.


Results of Operations

Sales

During the three and six month periods ended July 30, 1994, sales were $312 million and $577 million, respectively, an increase of approximately $36 million and $61 million over the corresponding periods last year. For the three and six month periods ended July 30, 1994, comparable store sales increased 4% and 3%, respectively, from the same periods of the prior year.

Costs and Expenses

Cost of goods sold and occupancy as a percentage of sales was 72% for both the three and six month periods ended July 30, 1994 compared to 73% and 72% for the same periods of 1993. The decline for the three months ended July 30, 1994 resulted mainly from the company's more competitive initial prices which contributed to lower markdowns as a percentage of sales.

General, selling and administrative expenses as a percentage of sales for the three and six month periods ended July 30, 1994 were 21% and 22%, respectively, compared to 20% and 22% for the comparable periods of the prior year. The increase for the three months ended July 30, 1994 was partially due to higher distribution costs as units processed increased proportionately faster than sales. In addition, there was a planned shift in advertising expense from the first to the second quarter of 1994.

Taxes on Earnings

The  company's effective tax rate for the second quarter of  1994 and 1993 was 40%. Both rates reflect the applicable statutory tax rates.


Liquidity and Capital Resources

The primary uses of cash during the first six months of 1994 were for inventory, new store capital expenditures and the company's stock repurchase program. During the second quarter, the company entered into a $60 million credit agreement (Exhibit 10.6) which replaces the company's $23 million credit agreement that would have expired in November 1994. The company also extended and expanded its existing revolving credit agreement (Exhibit 10.5). The company believes it can fund its capital needs for the remainder of the fiscal year and complete the remainder of the two million share repurchase program through internally generated cash, trade credit and established bank lines and lease financing.

       begin page 8


During the second quarter, the company reached an agreement with its insurance carriers for property damage claims relating to the roof collapse of its distribution center in Carlisle, Pennsylvania in March 1994. All repairs are now complete and the facility is fully operational. In addition, the company expects a favorable outcome from current discussions with its insurance carriers concerning business interruption and extra expense claims that arose from this same incident.


                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Stockholders held on June 7, 1994 ("1994 Annual Meeting"), the stockholders of the company voted on (i) the reelection of two Class II Directors for a three year term and (ii) the ratification of Deloitte & Touche as the company's independent certified public accountants for the fiscal year ended January 28, 1995.

Information on the Board of Directors. Donald G. Fisher and Donna L. Weaver were the nominees reelected at the 1994 Annual Meeting as the company's Class II directors whose terms expire in 1997. Franklin P. Johnson, Jr. did not stand for reelection and his term of office expired after the 1994 Annual Meeting. The following are the company's directors who were not up for reelection and whose term of office continues after the 1994 Annual Meeting: incumbent Class I Directors whose term expires in 1996: Stuart G. Moldaw, George P. Orban and Donald H. Seiler; and incumbent Class III Directors whose term expires in 1995: Norman
A. Ferber, Philip Schlein and Melvin A. Wilmore.

              1994 ANNUAL MEETING ELECTION RESULTS


1.  ELECTION OF                                                 BROKER
    DIRECTORS             IN FAVOR    WITHHELD      ABSTAIN    NON-VOTES
     Donald H.Fisher     21,710,078    572,762        N/A          0
     Donna L. Weaver     22,169,262    113,578        N/A          0

2.  RATIFICATION OF                                             BROKER
    ACCOUNTANTS           IN FAVOR     AGAINST      ABSTAIN    NON-VOTES
     Deloitte & Touche   21,410,763    26,462       845,125       490

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-B (the "Form 8-B") filed September 1, 1989 by Ross Stores, Inc., a Delaware corporation ("Ross Stores").

   3.2   Amended Bylaws, dated August 25, 1994.

  10.1   Agreement  of Lease, dated November 24, 1986,  for  Ross
          Stores' corporate headquarters and distribution center in Newark, CA, incorporated by reference to Exhibit
          10.5 on Form 8-B.

  10.2 Amended and Restated Credit Agreement, dated November 23, 1992, among Ross Stores, Wells Fargo Bank, National Association, Bank of America, N.T. & S.A., Nationsbank of Texas, N.A., and Banque Nationale de Paris ("Banks"); and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to
          Exhibit 10.9 to the 1992 Form 10-K filed by Ross Stores for its year ended January 30, 1993 ("1992 Form 10-K").

        begin page 9

  10.3 First Amendment to Amended and Restated Credit Agreement, entered into as of February 5, 1993, by and among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.10 to the 1992 Form 10-K.

  10.4 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.17 on the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

  10.5   First   Amendment   to   Revolving   Credit   Agreement,
          effective on July 31, 1994, by and among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks.

  10.6 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto.

    Management Contracts and Compensatory Plans (Exhibits 10.7 - 10.17)

  10.7 Ross Stores 1992 Stock Option Plan, incorporated by reference to Exhibit 19.1 on Form 10-Q filed by Ross
          Stores for its quarter ended August 1, 1992.

  10.8   Third  Amended  and Restated Ross Stores Employee  Stock
          Purchase  Plan,  incorporated by reference  to  Exhibit
          19.2 on Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

  10.9   Third  Amended and Restated Ross Stores 1988  Restricted
          Stock  Plan, incorporated by reference to Exhibit  19.3
          on Form 10-Q filed by Ross Stores for its quarter ended
          August 1, 1992.

  10.10 1991 Outside Directors Stock Option Plan, incorporated by reference to Exhibit 10.13 to the 1991 Form 10-K filed by Ross Stores for its year ended February 1, 1992.

  10.11   Ross   Stores   Executive  Medical  Plan,  incorporated
          by reference to Exhibit 10.13 to the 1993 Form 10-K filed by Ross Stores for its year ended January 29, 1994 ("1993 Form 10-K").

  10.12  Third   Amended  and  Restated  Ross  Stores   Executive
          Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

  10.13  Ross  Stores  Non-Qualified Deferred Compensation  Plan,
          incorporated by reference to Exhibit 10.15 to the  1993
          Form 10-K.

  10.14 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

  10.15  Employment  Agreement  between  Ross  Stores,  Inc.  and
          Norman A. Ferber, effective as of June 8, 1994.

  10.16 Employment Agreement between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

  10.17  Consulting  Agreement between Ross Stores and Stuart  G.
          Moldaw, effective as of March 12, 1993, incorporated by reference to Exhibit 10.16 on the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

  11     Statement re: Computation of Per Share Earnings.

  15     Letter re: Unaudited Interim Financial Information.

        begin page 10

  27     Financial Data Schedule (submitted for SEC use only)

          (b)  Reports on Form 8-K

                  None.
       begin page 11

                           SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                      ROSS STORES, INC
                                         Registrant


Date:  September 12, 1994     /s/ JOHN M. VUKO
                              John M. Vuko, Senior Vice President, Controller
                                    and Principal Accounting Officer









       begin page 12

                        INDEX TO EXHIBITS

Exhibit
Number        Exhibit

 3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-B (the "Form 8-B") filed September 1, 1989 by Ross Stores, Inc., a Delaware corporation ("Ross Stores").

 3.2      Amended Bylaws, dated August 25, 1994.

10.1      Agreement of Lease, dated November 24, 1986,  for  Ross
          Stores' corporate headquarters and distribution center in Newark, CA, incorporated by reference to Exhibit
          10.5 on Form 8-B.

10.2 Amended and Restated Credit Agreement, dated November 23, 1992, among Ross Stores, Wells Fargo Bank, National Association, Bank of America, N.T. & S.A., Nationsbank of Texas, N.A., and Banque Nationale de Paris ("Banks"); and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to
          Exhibit 10.9 to the 1992 Form 10-K filed by Ross Stores for its year ended January 30, 1993 ("1992 Form 10-K").

10.3 First Amendment to Amended and Restated Credit Agreement, entered into as of February 5, 1993, by and among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.10 to the 1992 Form 10-K.

10.4 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.17 on the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

10.5      First   Amendment   to  Revolving   Credit   Agreement,
          effective on July 31, 1994, by and among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks.

10.6 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto.

Management  Contracts  and  Compensatory Plans (Exhibits  10.7  - 10.17)

10.7 Ross Stores 1992 Stock Option Plan, incorporated by reference to Exhibit 19.1 on Form 10-Q filed by Ross
          Stores for its quarter ended August 1, 1992.

10.8      Third  Amended and Restated Ross Stores Employee  Stock
          Purchase  Plan,  incorporated by reference  to  Exhibit
          19.2 on Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

10.9      Third  Amended and Restated Ross Stores 1988 Restricted
          Stock  Plan, incorporated by reference to Exhibit  19.3
          on Form 10-Q filed by Ross Stores for its quarter ended
          August 1, 1992.

10.10 1991 Outside Directors Stock Option Plan, incorporated by reference to Exhibit 10.13 to the 1991 Form 10-K filed by Ross Stores for its year ended February 1, 1992.

10.11     Ross  Stores  Executive Medical Plan,  incorporated  by
          reference to Exhibit 10.13 to the 1993 Form 10-K  filed
          by  Ross  Stores  for its year ended January  29,  1994
          ("1993 Form 10-K").
       begin page 13

Exhibit
Number        Exhibit


10.12     Third   Amended  and  Restated  Ross  Stores  Executive
          Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

10.13     Ross  Stores Non-Qualified Deferred Compensation  Plan,
          incorporated by reference to Exhibit 10.15 to the  1993
          Form 10-K.

10.14 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

10.15     Employment Agreement between Ross Stores and Norman  A.
          Ferber, effective as of June 8, 1994.

10.16 Employment Agreement between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994 incorporated by reference to Exhibit 10.20 on the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

10.17     Consulting Agreement between Ross Stores and Stuart  G.
          Moldaw, effective as of March 12, 1993, incorporated by reference to Exhibit 10.16 on the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

11        Statement re:  Computation of Per Share Earnings.

15        Letter re: Unaudited Interim Financial Information.

27        Financial Data Schedule (submitted for SEC use only)