Form 10-Q
period 1994-10-31
ROSS STORES INC
filed 1994-12-09
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


                        (Mark one)
             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended October 29, 1994


                                  OR


              TRANSITION REPORT PURSUANT
           TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT
           OF 1934
           For the transition period from _______ to _______


                    Commission file number  0-14678


                           ROSS STORES, INC.
        (Exact name of registrant as specified in its charter)


                   Delaware                        94-1390387
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)           Identification
                                                      No.)

   8333 Central Avenue, Newark, California         94560-3433
   (Address of principal executive offices)        (Zip Code)

   Registrant's telephone number, including      (510) 505-4400
                  area code

    Former name, former address and former            N/A
                 fiscal year,
         if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No

The number of shares of Common Stock, with $.01 par value, outstanding on November 26, 1994 was 24,307,636.

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000)                                    October 29, January 29, October 30,
ASSETS                                           1994        1994        1993

                                            (Unaudited)  (Note A)  (Unaudited)
Current Assets
   Cash                                     $  17,384   $  32,307   $ 13,592
   Accounts receivable                         23,755       4,016      6,026
   Merchandise inventory                      327,264     228,929    271,283
   Prepaid expenses and other                  12,870      15,224     11,622
                                              _______     _______    _______
         Total Current Assets                 381,273     280,476    302,523

Property and Equipment
   Land and buildings                          23,726      22,502     22,502
   Fixtures and equipment                     134,980     120,493    112,744
   Leasehold improvements                     103,685      89,588     86,324
   Construction-in-progress                     9,080      10,739      4,912
                                              _______     _______    _______
                                              271,471     243,322    226,482
   Less accumulated depreciation
    and amortization                          115,507      99,170     93,651
                                              _______     _______    _______
                                              155,964     144,152    132,831
Lease rights and other assets                  20,581      12,743     12,940
                                             ________    ________   ________
                                             $557,818    $437,371   $448,294

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                          $129,153   $  89,561   $106,069
   Accrued expenses and other                  39,175      43,262     34,167
   Accrued payroll                             19,168      16,202     16,022
   Income taxes payable                         6,102       6,404      4,735
                                              _______     _______    _______
         Total Current Liabilities            193,598     155,429    160,993
Long-term debt                                102,230      33,308     52,864
Deferred income taxes and other liabilities    20,196      20,412     19,724

Stockholders' Equity
   Capital stock                                  243         247        247
   Additional paid-in capital                 122,490     122,073    118,155
   Retained earnings                          119,061     105,902     96,311
                                              _______     _______    _______
                                              241,794     228,222    214,713
                                             ________    ________   ________
                                             $557,818    $437,371   $448,294

See notes to condensed consolidated financial statements.


ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                Three Months Ended         Nine Months Ended
                                              October 29,  October 30,  October 29, October 30,
($000 except per share data, unaudited)              1994         1993        1994         1993

Sales                                            $294,960     $262,244    $871,464     $777,761

Costs and Expenses

  Cost of goods sold and occupancy                214,910      190,746     632,448      563,850
  General, selling and administrative              64,626       57,730     188,695      169,291
  Depreciation and amortization                     6,127        5,160      17,418       15,016
  Interest                                          1,234          631       2,748        2,049
  Insurance proceeds                              (10,412)           0     (10,412)           0
                                                  _______      _______     ________     _______
                                                  276,485      254,267     830,897      750,206

Earnings before taxes                              18,475        7,977      40,567       27,555
Provision for taxes on earnings                     7,390        3,191      16,227       11,022
                                                  _______       ______     _______       ______
Net earning                                       $11,085       $4,786     $24,340      $16,533

Net earnings per share:

  Primary                                            $.45         $.19        $.98         $.64

  Fully diluted                                      $.45         $.19        $.98         $.64

Weighted average shares outstanding:

  Primary                                          24,570       25,516      24,776       25,898

  Fully diluted                                    24,570       25,593       24,799      25,966

Stores open at end of period                                                    276         243

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                        October 29, October 30,
($000, unaudited)                                             1994         1993

Cash flows from operating activities
  Net earnings                                             $24,340     $ 16,533
  Adjustments to reconcile net earnings to
     net cash used in operating activities:
  Depreciation and amortization of property
    and equipment                                           17,418       15,016
  Other amortization                                         3,725        7,267
  Change in current assets and current liabilities:
     (Increase) in merchandise inventory                   (98,335)     (50,235)
     (Increase) in other current assets - net              (17,388)      (5,744)
     Increase in accounts payable                           40,821       10,338
     Increase (decrease) in other current liabilities - net  5,259       (4,421)
  Other                                                     (7,449)       2,509
                                                           ________      _______
     Net cash used in operating activities                 (31,609)      (8,737)

Cash flows from investing activities
  Additions to property and equipment                      (36,943)     (23,387)
                                                           _______      ________
     Net cash used in investing activities                 (36,943)     (23,387)

Cash flows from financing activities
  Borrowing under line of credit agreement                  42,100       19,500
  Proceeds (repayment) of long-term debt                    26,778         (203)
  Issuance of common stock related to stock plan             1,290          680
  Repurchase of common stock                               (12,855)     (14,718)
  Dividends paid                                            (3,684)           0
                                                            ______        _____
     Net cash provided by financing activities              53,629        5,259
                                                           _______      ________
Net (decrease) in cash                                     (14,923)     (26,865)
  Cash
     Beginning of year                                      32,307       40,457
                                                           _______      _______
     End of quarter                                        $17,384      $13,592

See notes to condensed consolidated financial statements.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Three and Nine Months Ended October 29, 1994 and October 30, 1993
                              (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the financial position at October 29, 1994 and October 30, 1993; the interim results of operations for the three and nine months ended October 29, 1994 and October 30, 1993; and statements of cash flows for the nine months then ended. The balance sheet at January
29, 1994, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

The results of operations for the three and nine month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated interim financial statements at October 29, 1994 and October 30, 1993, and for the three and nine months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.


Note B - Statements of Cash Flows Supplemental Disclosures

Total cash paid for interest and income taxes is as follows:

                                           Nine Months Ended
                                        October 29, October 30,
($000, unaudited)                              1994       1993

   Interest                                  $2,715    $ 2,028
   Income Taxes                             $16,528     17,531


Note C - Business Interruption Insurance Proceeds

During the third quarter, the company recorded $10.4 million in pre-tax income from the settlement agreement with its insurance carrier for claims related to the impact on business during the first half of 1994 that resulted from the roof collapse of its distribution center in Carlisle, Pennsylvania in March 1994. These insurance proceeds were received in November 1994.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "company") as of October 29, 1994 and October 30, 1993 and the related condensed consolidated statements of earnings for the three-month periods and nine-month periods then ended and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the company's management.

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


Deloitte & Touche LLP
San Francisco, CA


November 18, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Stores and General

As of October 29, 1994 and October 30, 1993, the company operated a total of 276 stores and 243 stores, respectively. Accordingly, the results of operations for the three and nine months ended October 29, 1994, over the same periods last year, reflect an increase in the level of operations which was due to the greater number of open stores during the current period as well as an increase in comparable store sales.


Results of Operations

Sales

During the three and nine month periods ended October 29, 1994, sales were $295 million and $871 million, respectively, an increase of approximately $33 million and $94 million over the corresponding periods last year. For the three and nine month periods ended October 29, 1994, comparable store sales increased 1% and 3%, respectively, from the same periods of the prior year.

Costs and Expenses

Cost of goods sold and occupancy as a percentage of sales was 73% for both the three and nine month periods ended October 29, 1994 compared to 73% and 72% for the same periods of 1993. The increase for the nine months ended October 29, 1994 was due primarily to more competitive initial prices partially offset by slightly lower markdowns as a percent of sales.

General, selling and administrative expenses as a percentage of sales were 22% for both the three and nine month periods ended October 29, 1994 which was the same percentage for the comparable periods of the prior year.

During the third quarter, the company entered into a settlement agreement with its insurance carrier for claims related to the impact on business during the first half of 1994 that resulted from the roof collapse of its distribution center in Carlisle, Pennsylvania in March 1994. As a result, net earnings for the 13 weeks ended October 29, 1994 totaled $11.1 million, or $.45 per share, including after-tax income of approximately $6.3 million, or $.25 per share, from these insurance proceeds. Net earnings without the insurance proceeds totaled $4.8 million, or $.20 per share, compared to net earnings of $4.8 million, or $.19 per share, for the 13 weeks ended October 30, 1993. The insurance proceeds from the settlement are included in accounts receivable at the end of the third quarter and were received in November 1994.

Taxes on Earnings

The  company's effective tax rate for the third quarter  of  1994  and
1993  was  40%.   The  rate  for both periods reflects  the  applicable
statutory tax rates.


Liquidity and Capital Resources

The primary uses of cash during the first nine months of 1994 were for an increase in merchandise inventory partially offset by a corresponding increase in accounts payable, capital expenditures for new stores and improvements to existing locations and the completion of the company's stock repurchase program. The increase in inventory was due to the addition of 33 new stores during the first nine months as well as a planned increase in packaway merchandise. The company also completed its stock repurchase program, purchasing a total of two million shares of its common stock since February 1993 for an aggregate purchase price of $30.4 million. The company believes it can fund its capital needs for the remainder of the fiscal year through internally generated cash, trade credit and established bank lines and lease financing.

                      PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-B (the "Form 8-B") filed September 1, 1989 by Ross Stores, Inc., a Delaware corporation ("Ross Stores").

  3.2 Amended Bylaws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

 10.1 Agreement  of  Lease,  dated November  24,  1986,  for  Ross
      Stores'  corporate  headquarters  and  distribution  center   in
      Newark, CA, incorporated by reference to Exhibit 10.5 to the Form 8-B.

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

 10.4 Revolving  Credit Agreement, dated July 31,  1993,  among
      Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.17 to  the  Form  10-Q filed by Ross Stores for its  quarter  ended
      July 31, 1993.

 10.5 First Amendment to Revolving Credit Agreement, effective on July 31, 1994, by and among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

 10.6 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

      Management Contracts and Compensatory Plans (Exhibits 10.7 - 10.17)

 10.7 Ross   Stores  1992  Stock  Option  Plan,  incorporated   by
      reference to Exhibit 19.1 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

 10.8 Third Amended and Restated Ross Stores Employee Stock Purchase Plan, incorporated by reference to Exhibit 19.2 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

 10.9 Third Amended and Restated Ross Stores 1988 Restricted Stock Plan, incorporated by reference to Exhibit 19.3 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

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

10.12 Third   Amended   and  Restated   Ross   Stores   Executive
      Supplemental  Retirement  Plan,  incorporated  by  reference  to
      Exhibit 10.14 to the 1993 Form 10-K.

10.13 Ross  Stores  Non-Qualified  Deferred  Compensation   Plan,
      incorporated by reference to Exhibit 10.15 to the 1993 Form  10-K.

10.14 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

10.15 Employment Agreement between Ross Stores, Inc.  and  Norman
      A. Ferber, effective as of June 8, 1994, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.16 Employment Agreement between Ross Stores and  Melvin
      A. Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

10.17 Consulting  Agreement between Ross  Stores  and  Stuart  G.
      Moldaw,  effective  as  of  March  12,  1993,  incorporated   by
      reference to Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

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





                                     ROSS STORES, INC.
                                         Registrant





Date:  December 9, 1994               /s/ John M. Vuko
                              John M. Vuko, Senior Vice President, Controller and Principal Accounting Officer

                           INDEX TO EXHIBITS

Exhibit
Number          Exhibit

  3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-B (the "Form 8-B") filed September 1, 1989 by Ross Stores, Inc., a Delaware corporation ("Ross Stores").

  3.2 Amended Bylaws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

 10.1 Agreement of Lease, dated November 24, 1986, for Ross Stores' corporate headquarters and distribution center in Newark, CA, incorporated by reference to Exhibit 10.5 to the Form 8-B.

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

 10.4 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

 10.5 First Amendment to Revolving Credit Agreement, effective on July 31, 1994, by and among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

 10.6 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

          Management Contracts and Compensatory Plans (Exhibits 10.7 - 10.17)

 10.7 Ross Stores 1992 Stock Option Plan, incorporated by reference to Exhibit 19.1 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

 10.8 Third Amended and Restated Ross Stores Employee Stock Purchase Plan, incorporated by reference to Exhibit 19.2 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

 10.9 Third Amended and Restated Ross Stores 1988 Restricted Stock Plan, incorporated by reference to Exhibit 19.3 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

 10.10 1991 Outside Directors Stock Option Plan, incorporated by reference to Exhibit 10.13 to the 1991 Form 10-K filed by Ross Stores for its year ended February 1, 1992.

Exhibit
Number          Exhibit


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

 10.12    Third  Amended  and  Restated  Ross  Stores   Executive
          Supplemental  Retirement Plan, incorporated by reference  to
          Exhibit 10.14 to the 1993 Form 10-K.

 10.13 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

 10.14 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

 10.15    Employment Agreement between Ross Stores and Norman  A.
          Ferber, effective as of June 8, 1994, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

 10.16    Employment Agreement between Ross Stores and Melvin  A.
          Wilmore, effective as of March 15, 1994 incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

 10.17    Consulting Agreement between Ross Stores and Stuart  G.
          Moldaw, effective as of March 12, 1993, incorporated by reference to Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

 11       Statement re:  Computation of Per Share Earnings.

 15       Letter re: Unaudited Interim Financial Information.

 27       Financial Data Schedule (submitted for SEC use only)