Form 10-K405
period 1995-01-28
ROSS STORES INC
filed 1995-04-24
CIK 745732

==========================================================================
                           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                    FORM 10-K405

                        (Mark one)
           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended January 28, 1995

                                       OR

           TRANSITION REPORT PURSUANT TO
           SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from _______ to _______

                               Commission file number  0-14678

                                      ROSS STORES, INC.
                 (Exact name of registrant as specified in its charter)

                      Delaware                         94-1390387
 (State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)           No.)

 8333 Central Avenue, Newark, California               94560-3433
 (Address of principal executive                       (Zip Code)
 offices)

 Registrant's telephone number,
 including                                (510) 505-4400
 area code:

 Securities registered pursuant to
 Section 12(b) of the Act:                None

 Securities registered pursuant to
 Section 12(g) of the Act:
                                                    Name of each exchange
          Title of each class                          on which registered
 ----------------------------             --------------------------------
  Common stock, par value $.01                               NASDAQ/NMS

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1995 was $270,946,654.

The number of shares of Common Stock, with $.01 par value, outstanding on March 31, 1995 was 24,631,514.

Documents incorporated by reference:
     Portions of the Proxy Statement for Registrant's Annual
     Meeting of Stockholders, to be held Thursday, May 25, 1995, are incorporated herein by reference into Part III.

===================================================================

                              PART I


ITEM 1.  BUSINESS

     Ross Stores, Inc. operates a chain of off-price retail apparel stores which target value conscious men and women between the ages of 25 and 54 in white collar, middle-to-upper middle income households, which the company believes to be the largest customer segment in the retailing industry. The decisions of the company, from merchandising, purchasing and pricing, to the location of its
stores, are aimed at its customer base.  The  company  offers   its
merchandise  at  low everyday prices, generally 20%  to  60%  below
regular  prices  of  most  department and  specialty  stores.   The
company believes it derives a competitive advantage by offering a wide assortment of quality brand-name merchandise within each of
its   merchandise   categories   in  an   attractive   easy-to-shop
environment.

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

Merchandising, Purchasing and Pricing

      Ross  seeks  to  provide its target  customers  with  a  wide assortment of first quality, in-season, name brand apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% from regular department and specialty store prices, as well as similar savings on fragrances and gift items for the home. In 1994 Ross introduced its new Bed and Bath Department in 72 stores, featuring tabletop, bed and bath linens and bath accessories. The company reviews its merchandise mix each week, enabling it to respond to merchandise trends and purchasing opportunities in the market. The company's merchandising strategy is reflected in its television and newspaper advertising, which emphasizes a strong value message: Ross' customers get great prices everyday of the year. Although not a fashion leader, the company sells recognizable branded merchandise that is current and fashionable in each category.

      Merchandising. The Ross merchandising strategy incorporates mainly in-season apparel, shoes and accessories for the entire family, as well as fragrances and giftware and linens for the home. The company's emphasis on brand names reflects management's conviction that brand-name merchandise sold at affordable prices will continue to be an important determinant of its success. Ross leaves the brand-name label on the merchandise it sells.

      The company has established a merchandise assortment which it believes is attractive to its target customer group. Although Ross Stores offers fewer classifications of merchandise than most department stores, the company generally offers a large selection of brand names within each classification with a wide assortment of vendors, prices, colors, styles and fabrics within each size.
During the year ended January 28, 1995, the overall merchandise sales mix was approximately 95% first quality merchandise and 5% irregulars. Ross clears out all in-store seasonal inventory on a semi-annual basis. During the past year, the respective departments accounted for total sales approximately as follows:
Ladies 40%, Men's 24%, Accessories, Hosiery and Lingerie 10%, Shoes 10%, Children's 8%, and Fragrances, Home Accents and Bed and Bath 8%.

     Purchasing. During the past three years, no single vendor has accounted for more than 2% of the company's purchases. The company continues to add new vendors and believes it has adequate sources of first quality merchandise to meet its requirements. The company purchases the vast majority of its merchandise directly from manufacturers and has not experienced any difficulty in obtaining sufficient inventory.

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

      The company has increased its emphasis in recent years on opportunistic purchases created by manufacturer overruns and canceled orders during and at the end of a season. These buys are referred to as "closeout" or "packaway" purchases. Closeouts can be shipped to stores in season or stored in the company's warehouses until the beginning of the next selling season (i.e., packaway). The company has put more emphasis on packaway purchases as this technique is an effective method of increasing the percentage of prestige and national brands at competitive savings within the merchandise assortments. Purchases of packaway merchandise are goods that are not usually affected by seasonal shifts in fashion trends.

      Ross, unlike most department and specialty stores, does not require that manufacturers provide it with promotional and markdown allowances, return privileges and delayed deliveries. In addition, Ross requires only one invoice for each delivery and deliveries are made to one of the company's two distribution centers. These flexible requirements further enable the company's buyers to obtain significant discounts on in-season purchases.

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

       The  company's  buyers  have  an  average  of  15  years  of experience, including experience with other retailers such as Bloomingdale's, Burlington Coat Factory, Dayton Hudson, Lord & Taylor, Macy's, Marshalls and TJ Maxx. The company has recently increased the size of its merchandising staff, which is comprised of general and divisional merchandise managers, buyers and assistant buyers. Management believes that these increased resources will enable its merchants to spend even more time in the market, which should strengthen the company's ability to procure the most desirable brands at competitive discounts.

      The combination of the above off-price buying strategies enables the company to purchase merchandise at net prices which are lower than prices paid by department and specialty stores.

      As a summary, important factors in the company's ability to execute its purchasing strategy are the following:

          An enlarged merchandising staff strategically located in the New York and Los Angeles garment districts;

          Experienced buyers who select and price the merchandise for the company's stores and make markdown decisions with pre-arranged budgets as a guide;

          Off-price buying techniques that enable the company to offer strong discounts everyday on name brand merchandise;

          A fully-integrated,   on-line  management  information   system
          which provides buyers with accurate and timely information on a weekly basis; and

          The company's ability to pay its vendors quickly.

      Pricing. The company's policy is to sell merchandise which can generally be priced at 20% to 60% less than most department and specialty store regular prices. The Ross pricing policy is to affix to all brand name merchandise a ticket displaying the company's selling price as well as the estimated comparable selling price of that item at department and specialty stores.

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

Operating Costs

      Consistent with the other aspects of its business strategy, Ross strives to keep operating costs as low as possible. Among the factors which have enabled the company to operate at low costs to date are:

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

The Ross Store

      As of January 28, 1995, the company operated 275 stores. The typical new Ross store is approximately 28,160 square feet, yielding approximately 22,300 square feet of selling space. All stores are leased, with the exception of one. They are conveniently located predominantly in community and neighborhood strip shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, the company clusters stores to maximize economies of scale in advertising, distribution and management. During the year, the average Ross store employs approximately 37 full-and part-time people.

      The company believes a key element of its success is the attractive, easy-to-shop environment in its stores which allows each customer to shop at his or her own pace. The Ross store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. Ross encourages its customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere. Shopping carts are available at the entrance for customer convenience. Checkout stations are located at store entrances for customer ease and efficient employee assignment.

      The Ross store is designed for customer convenience in its merchandise presentation, dressing rooms, and checkout and merchandise return areas. Racks, displays and dressing rooms are kept neat and orderly. It is the company's policy to minimize transaction time for the customer at the checkout counter by opening a new register whenever a line has three or more customers and by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. Approximately one-third of payments are made with credit cards. Ross provides full cash or credit card refunds on all merchandise returned with a receipt within 30 days and believes this policy appeals to its customers.

Distribution

      Each Ross store is serviced by the company's two distribution centers located in Newark California (approximately 494,000 square feet) and Carlisle, Pennsylvania (approximately 424,000 square feet). Having a distribution center on each coast enhances cost efficiencies per unit and decreases turn-around time in getting the merchandise from the vendors to the stores.

      Turn-around time between receipt of goods at the distribution centers and when they are staged and ready for shipment to the stores is approximately five days. Shipments are made by contract carriers to the stores three to five times a week depending on location.

      Ross is developing new systems to improve its distribution process. The company's objective is to automate as many functions as possible thereby reducing paper flow and its associated costs. The new Distribution Center Information System should contribute to improved merchandise flow, faster and more accurate processing of receipts, reduced labor costs and shrinkage, and better reporting to facilitate decision-making by managers. The initial phase of the new Distribution Center Information System is expected to be in place by the end of 1995. The company expects that it will begin to realize cost benefits from these improvements in 1996.

Advertising

     During the fiscal years 1994, 1993 and 1992, advertising costs were approximately $36.5 million, $33.8 million and $34.1 million. The company utilizes extensive advertising which emphasizes quality, brand-name merchandise at low everyday prices. The company predominantly uses television advertising. This reflects the company's belief that television is the best medium for presenting Ross' everyday low price message.

Control Systems

      The company's management information system fully integrates data from significant phases of its operations and is a key element in the company's planning, purchasing, distribution and pricing decisions. The system enables Ross to respond to changes in the retail market and to increase speed and accuracy in its merchandise distribution.

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

      In addition to its new distribution center technology, the company is also developing new store-based systems which are designed to speed up, simplify and automate most transactions at the point of sale and the stores' back offices. Ross plans to conduct a pilot test in the summer of 1995 followed by a limited roll-out for the remainder of 1995 and a chain-wide roll-out in 1996. The company expects that it will begin to realize cost benefits from these improvements in 1996 as the technology is phased into more stores.

Stores

      From August 1982 to January 28, 1995, the company expanded from six stores in California to 275 stores in 18 states: Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Maryland, Nevada, New Jersey, New Mexico, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Virginia and Washington.

      The company's real estate strategy is to open additional stores in existing market areas, to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market.

      During 1994, store expansion accelerated with the addition of 35 new Ross `Dress For Less' stores. Ross acquired the lease rights to six former Builder's Emporium stores in Southern California in late 1993 and eight former Solo Serve stores in the company's newest market -- Houston, Texas -- in mid-1994. In 1995 and 1996, the company plans to focus on opening its new stores in existing markets.

Competition

     The national apparel retail market is highly fragmented. Ross faces intense competition for business from department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources than the company. The retail apparel business may become even more competitive in the future. The company believes that the principal competitive factors in the off-price retail apparel industry are offering large discounts on name brand merchandise appealing to its target customer and consistently providing a store environment that is convenient and easy to shop. To execute this concept, the company has strengthened its buying organization and is making buying decisions based on regional and/or local factors as well as improving cost efficiencies to leverage expenses and mitigate competitive pressures on gross margin. The company believes that it is well positioned to compete on the basis of each of these factors.

Trademarks and Service Marks

     The service mark and trademark for Ross Shoes For Less and Ross Dress For Less has been registered, or has an application pending, with the United States Patent and Trademark Office.

Employees

      At January 28, 1995, the company had 10,574 employees which includes an estimated 6,073 part-time employees. Of the full-time employees, approximately 428 are administrative employees, 509 are distribution center employees and 3,564 are store employees. The company's employees are non-union. Management of the company considers the relationship between the company and its employees to be excellent.

Seasonality

      The combined sales of the company for the third and fourth (holiday) fiscal quarters are higher than the combined sales for the first two fiscal quarters. The company has realized a significant portion of its profits in each fiscal year during the fourth quarter. Intensified price competition, lower-than-anticipated consumer demand or other seasonal factors, if they were to occur during the last six months, and in particular during the fourth quarter, could adversely affect the company's fiscal year results.

ITEM 2.  PROPERTIES

       The company currently leases its Newark, California distribution center, corporate and buying offices, store facilities, and some of its fixtures and equipment. The company owns its distribution center in Carlisle, Pennsylvania, which has an outstanding mortgage value of $10.1 million at the end of the 1994 fiscal year. As of January 28, 1995, the company's 275 stores generally range in size from 24,000 to 30,000 gross square feet, and have an average of 22,000 square feet of selling space. During the fiscal year ended January 28, 1995, no one store accounted for more than 2% of the company's sales.

      Where possible, the company has obtained sites in existing buildings requiring minimal alterations. This has allowed Ross to establish stores in new locations in a relatively short period of time at reasonable costs in a given market.

      At January 28, 1995, the majority of the company's stores had unexpired original lease terms ranging from one to ten years with two to three renewal options of five years each. The average unexpired original lease term of its leased stores is six years, or 19 years if renewal options are included. See Note D of Notes to Consolidated Financial Statements. Most of the company's store leases contain a provision for percentage rental payments after a specified sales level has been achieved. To date, the company has been able to secure leases in suitable locations for its stores.

      The company's two distribution centers provide the company with the potential warehouse/distribution capacity to support its growth through 1996 at which time Ross anticipates it will need to add more space. Management currently is studying its options on the best way to expand its warehouse and distributions facilities.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

               EXECUTIVE OFFICERS OF THE REGISTRANT


      The following list sets forth the names and ages of all executive officers of the company, indicating each person's principal occupation or employment during the past five years. The term of office is at the pleasure of the Board of Directors.

Name                   Age    Position

Norman A. Ferber       46     Director, Chairman of the Board and
                              Chief Executive Officer

Melvin A. Wilmore      49     Director, President and Chief
                              Operating Officer

Michael A. Balmuth     44     Executive Vice President,
                              Merchandising

Earl T. Benson         47     Senior Vice President, Chief
                              Financial Officer and Corporate
                              Secretary

Michael J. Bush        34     Senior Vice President, Marketing and
                              Strategic Planning

James S. Fassio        40     Senior Vice President, Property
                              Development

Barry S. Gluck         42     Senior Vice President and General
                              Merchandising Manager

Peter C.M. Hart        44     Senior Vice President, Management
                              Information Systems and Distribution

James S. Jacobs        50     Senior Vice President, Store
                              Operations

Irene Jamieson         44     Senior Vice President and General
                              Merchandising Manager

Stephen F. Joyce       53     Senior Vice President, Human
                              Resources

Barbara Levy           40     Senior Vice President and General
                              Merchandising Manager

John M. Vuko           44     Senior Vice President, Controller
                              and Principal Accounting Officer

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

      Mr. Gluck has served as Senior Vice President and General Merchandise Manager since August 1993. He joined the company in February 1989 as Vice President and Divisional Merchandise Manager. Prior to joining Ross, Mr. Gluck served as General Merchandise Manager, Vice President for Today's Man from May 1987 to February 1989.

      Mr. Hart has served as Senior Vice President, Management Information Systems (MIS) and Distribution since November 1988. From January 1987 to November 1988, he served as Senior Vice President of MIS. Mr. Hart joined the company in February 1983.

      Mr.  Jacobs  has  served  as  Senior  Vice  President,  Store
Operations since November 1988. From November 1986 to October 1988, he served as Regional Vice President, Director of Stores for the J.W. Robinson's division of May Department Stores.

       Ms. Jamieson became Senior Vice President and General Merchandise Manager in January 1995. From December 1992 to January 1995, she served as Vice President and Divisional Merchandise Manager. Prior to joining Ross, Ms. Jamieson served as Vice President and Divisional Merchandise Manager of the Home Store for Lord & Taylor from September 1983 to December 1992.

     Mr. Joyce has served as Senior Vice President, Human Resources since July 1988. Before joining Ross, he was Vice President, Human Resources at Denny's, Inc. since February 1983.

      Ms. Levy has served as Senior Vice President and General Merchandise Manager since May 1993. Prior to joining Ross, Ms. Levy was with R. H. Macy & Co., Inc. most recently as Senior Vice President and General Merchandise Manager from January 1992 to April 1993 and before that as their Regional Director - Stores from May 1989 to January 1992 and from August 1985 to May 1989 she was their Divisional Merchandise Manager - Better Sportswear.

      Mr. Vuko has served as Senior Vice President, Controller and Principal Accounting Officer since June 1992. He joined the
company   in   October  1989  as  Vice  President,  Treasurer   and
Controller.

                              PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note J of Notes to Consolidated Financial Statements in Item 8 of this document which is incorporated herein by reference. The company's stock is traded on the Nasdaq National Market System under the symbol ROST. The number of stockholders of record as of April 10, 1995 was 1,186. The company's Board of Directors declared an initial quarterly cash dividend of $0.05 per common share on January 27, 1994. On January 26, 1995, the quarterly cash dividend was increased to $0.06 per common share.

ITEM 6.  SELECTED FINANCIAL DATA

($000, except per share data)             1994         1993          1992        1991       1990          1989<F1>

Operations
Sales                               $1,262,544   $1,122,033    $1,043,062    $926,377   $798,350       $733,469
Cost of goods sold and
              occupancy                920,265      814,745       742,749     656,504    568,896        508,788
              Percent of sales           72.9%        72.6%         71.2%       70.9%      71.3%          69.4%
General, selling and
              administrative           263,777      235,558       221,795     203,120    184,140        159,560
              Percent of sales           20.9%        21.0%         21.3%       21.9%      23.1%          21.8%
Depreciation and
              amortization              24,017       20,539        18,740      15,922     13,140         11,961
Interest                                 3,528        2,318         3,071       5,395      6,955          5,907
Insurance Proceeds                     (10,412)
Earnings before taxes                   61,369       48,873        56,707      45,436     25,219         47,253
              Percent of sales            4.9%         4.4%          5.4%        4.9%       3.2%           6.4%
Provision for taxes
              on earnings               24,548       19,549        22,683      17,720      8,574         17,413
Net earnings                            36,821       29,324        34,024      27,716     16,645         29,840
              Percent of sales            2.9%         2.6%          3.3%        3.0%       2.1%           4.1%
Earnings per fully-diluted
              common share               $1.49        $1.14         $1.30       $1.09      $ .72          $1.24
Cash dividends declared per
              common share              $  .21       $  .05

<F1>Fiscal  1989 is a 53-week year; all other fiscal years are 52 weeks.



($000, except per share data)                1994        1993        1992       1991        1990         1989<F1>

Financial Position

Merchandise inventory                    $275,183    $228,929    $221,048   $185,041    $157,899      $129,413
Property and equipment, net               171,251     144,152     128,070    126,848     114,913        88,342
Total assets                              506,241     437,371     419,870    357,690     309,543       249,766
Working capital                           131,776     125,047     121,012     77,448      67,002        60,373
Current ratio                               1.7:1       1.8:1       1.8:1      1.6:1       1.6:1         1.7:1
Total debt                                 46,069      33,308      33,525     40,723      57,600        53,900
Stockholders' equity                      254,551     228,222     209,595    162,583     123,064       103,768
Book value per common share
    outstanding at year-end                $10.42       $9.24       $8.23      $6.64       $5.33         $4.53
Total debt as a percent of
    total capitalization                      15%         13%         14%        20%         32%           34%
Return on average stockholders'
    equity                                    15%         13%         18%        19%         15%           27%


Other Statistics

Number of stores opened                        35          22          23         20          29            17
Number of stores closed                         3           2           3          2                         1
Number of stores at year-end                  275         243         223        203         185           156
Comparable store sales increase
    (decline) (52-week basis)                  2%        (1%)          3%         2%        (3%)            7%
Sales per square foot of selling
    space (52-week basis)<F2>                $227        $222        $222       $214        $208          $215
Square feet of selling space
    at year-end (000)                       5,901       5,210       4,879      4,518       4,155         3,590
Number of employees at year-               10,516       8,949       8,156      7,397       7,164         6,054
    end
Number of average fully-diluted
    shares at year-end (000)               24,723      25,791      26,249     25,496      23,251        24,142
Number of common stockholders
    of record at year-end                   1,168       1,275       1,381      1,340       1,715         1,511

<F1>Fiscal  1989 is a 53-week year; all other fiscal years  are  52 weeks.
<F2>Based on average annual selling square footage.


ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

For the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993 (referred to as 1994, 1993 and 1992).


Results of Operations

      Stores. Total stores open at the end of 1994, 1993 and 1992 were 275, 243 and 223. During 1994, the company opened 35 new stores and closed 3 stores, which included the fall 1994 openings of eight locations in the company's newest market, Houston, Texas. During 1993, the company opened 22 new stores and closed 2 stores. In 1992, the company opened 23 new stores and closed 3 stores.

      Sales. Sales were $1.263 billion, $1.122 billion and $1.043 billion in 1994, 1993 and 1992, with each year consisting of 52 weeks. Comparable store sales increased 2% for 1994, decreased 1% for 1993 and increased 3% for 1992. The increase in sales for 1994 was due to a greater number of stores in operation and an increase in comparable store sales. In 1993, the increase in sales was due to a greater number of stores in operation which offset a decline in comparable store sales caused by increased competition. The increase in sales for 1992 was due to a greater number of stores in operation and an increase in comparable store sales. The company anticipates that the competitive climate for apparel and off-price retailers will continue in 1995.

      Cost of Goods Sold and Occupancy. Cost of goods sold and occupancy as a percentage of sales was 73%, 73% and 71% for 1994, 1993 and 1992. Despite the increasingly competitive climate for apparel retailers, the company was able to minimize the increased pressures on markdown levels in 1994. The company believes this is a result of the contributions made by the company's expanded merchandise organization. In 1993, the change was due to increased pressures on price points and markdown levels, resulting from the competitive retail climate in 1993.

       General, Selling and Administrative Expenses. General, selling and administrative expenses were 21% of sales for 1994, 1993 and 1992. In 1994, management focused on strong expense controls which allowed expenses overall to be flat as a percent of sales for the year despite the increased costs that resulted from entering the Houston market in the fall of 1994 and increased costs from the expanded merchandise organization. In 1993, management focused store growth primarily in existing markets and also maintained strong expense controls, which helped to offset the unfavorable percentage increase normally associated with a same store sales decline.

      The largest component of general, selling and administrative expenses is payroll. The total number of employees, including both full and part-time, at year-end 1994, 1993 and 1992 was approximately 10,500, 8,900 and 8,200.

      Depreciation and Amortization. Depreciation and amortization as a percentage of sales has remained relatively constant over the last three years, due primarily to the consistent level of assets in each store.

      Interest. The increase in interest expense in 1994 from 1993 resulted from higher interest rates and higher average borrowings, due in part to the completion of the company's stock repurchase program. The decrease in interest expense in 1993 from 1992 was due to lower interest rates from the prior year partially offset by increased borrowings due primarily to the company's repurchases of its common stock.

      Insurance Proceeds. In March 1994, a section of the roof at the company's distribution center in Carlisle, Pennsylvania collapsed due to unusually heavy snow accumulation. In October 1994, the company entered into a settlement agreement with its insurance carrier for claims related to the impact on business that resulted from the roof collapse. This settlement included net proceeds of $10.4 million for business interruption.

      Taxes on Earnings. The company's effective rate for 1994, 1993 and 1992 was 40%, which represents the applicable statutory rates reduced by the federal benefit received for state taxes and targeted jobs tax credits. In August 1993, the federal government enacted a new income tax law which raised the 34% corporate income tax rate to 35%. The change in both the mix of state income taxes and available tax credits allowed the company to maintain its 40% effective tax rate.

Financial Condition

      Liquidity and Capital Resources. During 1994, 1993 and 1992, liquidity and capital requirements were provided by cash flows from operations, bank borrowings and trade credit. The company's store sites, central office, and California distribution center, as well as the buying offices, are leased and, except for certain leasehold improvements and equipment, do not represent fixed capital investments. Commitments related to operating leases are described in Note D of Notes to Consolidated Financial Statements. The company's east coast distribution center is owned by the company and was financed by a ten-year mortgage (see Note C of Notes to Consolidated Financial Statements). Short-term trade credit represents a significant source of financing for investments in merchandise inventories. Trade credit arises from customary trade practices with the company's vendors. Management regularly reviews the adequacy of credit available to the company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the company.

      During 1994, the primary uses of cash, other than for operating expenditures, were for merchandise inventory and property and equipment to open 35 new stores, the remodeling of 32 stores, a planned increase in "packaway merchandise" inventory, repurchases in the open market of 820,000 shares of the company's common stock, the acquisition of lease rights for eight new stores, and quarterly dividend payments. During 1993, the primary uses of cash, other than operating expenditures, were for merchandise inventory and property and equipment to open 22 new stores, the remodeling of 12 stores, timing of accounts payable payments, and repurchases in the open market of 1.2 million shares of the company's common stock. In 1992, the primary uses of cash, other than operating expenditures, were for merchandise inventory and property and equipment to open 23 new stores, prepaying $7 million of senior debt, and making opportunistic inventory purchases, thereby increasing the level of packaway inventory. In 1994, 1993 and 1992, the company spent approximately $52 million, $33 million and $22 million for capital expenditures, net of leased equipment, that included fixtures and leasehold improvements to open 35, 22 and 23 stores, remodeling costs for 32, 12 and 0 stores and modifications to the New York buying office, purchase of previously leased equipment and various expenditures for existing stores and the central office.

     The company currently intends to open 15 to 20 stores annually through 1996. The company anticipates that this growth will be financed primarily from cash flows from operating activities, available credit facilities, and lease commitments.

      The company's Board of Directors declared quarterly dividends of $.05 per common share beginning in January 1994. In January 1995, a 20% increase in the quarterly dividend payment to $.06 per common share was declared by the Board of Directors, payable on April 3, 1995. The company uses cash flows from operations and available cash resources to provide for dividends.

      The company has available under its principal bank credit agreement a $110 million revolving credit facility, which expires in July 1997. At the company's option, the bank credit agreement can be extended for one year to July 1998. In March 1992, the company obtained two short-term revolving credit facilities of $10 million and $15 million each. A third short-term credit facility of $15 million was added in November 1992. In June 1994, the company obtained its fourth short-term credit facility of $10 million. These facilities are available until canceled by either party. At year-end 1994, 1993 and 1992, there were no outstanding balances under any revolving credit facility. In June 1994, the company signed a $60 million term loan credit agreement with a bank due June 1999, of which $36 million was outstanding at year-end 1994. This term loan replaced the $23 million term loan that was outstanding at year-ends 1993 and 1992. For additional information relating to these obligations, refer to Note C of Notes to Consolidated Financial Statements.

      Working capital was approximately $132 million at the end of 1994 compared to $125 million at the end of 1993 and $121 million at the end of 1992. At year-end 1994, 1993 and 1992, the company's current ratios were 1.7:1, 1.8:1 and 1.8:1. The percentage of long-term debt to total capitalization at year-end 1994, 1993 and 1992 was 15% , 13% and 14%.

      The company's primary source of liquidity is the sale of its merchandise inventories. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through markdowns and clearances.

      In March 1994, a section of the roof at the company's distribution center in Carlisle, Pennsylvania collapsed due to unusually heavy snow accumulation. In October 1994, the company entered into a settlement agreement with its insurance carrier for claims related to the impact on business that resulted from the roof collapse. This settlement included net proceeds of $10.4 million for business interruption.

      The company believes that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to provide for dividend payments and planned capital additions during 1995.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CONSOLIDATED BALANCE SHEETS

                                                        January 28,      January 29,
($000, except per share data)                                  1995             1994

ASSETS

CURRENT ASSETS
       Cash and cash equivalents                          $  23,581       $   32,307
       Accounts receivable                                    5,360            4,016
       Merchandise inventory                                275,183          228,929
       Prepaid expenses and other                            12,157           15,224
                                                           ________          _______
              Total Current Assets                          316,281          280,476

PROPERTY AND EQUIPMENT
       Land and buildings                                    23,723           22,502
       Fixtures and equipment                               145,427          120,493
       Leasehold improvements                               111,615           89,588
       Construction-in-progress                              12,490           10,739
                                                            _______          _______
                                                            293,255          243,322
       Less accumulated depreciation and amortization       122,004           99,170
                                                            _______          _______
                                                            171,251          144,152

Intangibles and other assets                                 18,709           12,743
                                                          _________         ________
                                                          $ 506,241        $ 437,371


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                   $ 109,589         $ 89,561
       Accrued expenses and other                            48,472           43,262
       Accrued payroll and benefits                          21,705           16,202
       Income taxes payable                                   4,739            6,404
                                                            _______          _______
              Total Current Liabilities                     184,505          155,429
       Long-term debt                                        46,069           33,308
       Deferred income taxes and other liabilities           21,116           20,412
STOCKHOLDERS' EQUITY
       Common stock, par value $.01 per share
              Authorized 100,000,000 shares
              Issued and outstanding 24,433,000 and
                24,695,000 shares                               244              247
       Additional paid-in capital                           125,451          122,073
       Retained earnings                                    128,856          105,902
                                                            _______          _______
                                                            254,551          228,222
                                                          _________        _________
                                                          $ 506,241        $ 437,371


See notes to consolidated financial statements.


                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                       Year Ended   Year Ended      Year  Ended
($000, except share data)                             January 28,  January 29,      January 30,
                                                             1995         1994             1993

SALES                                                  $1,262,544   $1,122,033       $1,043,062

COSTS AND EXPENSES
       Cost of goods sold and occupancy                   920,265      814,745          742,749
       General, selling and administrative                263,777      235,558          221,795
       Depreciation and amortization                       24,017       20,539           18,740
       Interest                                             3,528        2,318            3,071
       Insurance proceeds                                (10,412)
                                                        _________    _________         ________
                                                        1,201,175    1,073,160          986,355
                                                        _________    _________         ________
Earnings before taxes                                      61,369       48,873           56,707
Provision for taxes on earnings                            24,548       19,549           22,683
                                                       __________    _________       __________
Net earnings                                           $   36,821    $  29,324       $   34,024


EARNINGS PER SHARE
       Primary                                            $  1.49      $  1.14          $  1.32
       Fully-diluted                                      $  1.49      $  1.14          $  1.30


WEIGHTED AVERAGE SHARES OUTSTANDING (000)
       Primary                                             24,707       25,715           25,683
       Fully-diluted                                       24,723       25,791           26,249


See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Common Stock
                                               ___________________
                                                                    Additional
(000's)                                                                Paid-In  Retained
                                                Shares     Amount      Capital  Earnings      Total


BALANCE AT FEBRUARY 1, 1992                     24,491       $245     $106,765   $55,573   $162,583
Common stock issued under stock
     plans, including tax benefit                  970         10       12,957               12,967
Payment on stock purchased                                                  21                   21
Net earnings                                                                      34,024     34,024
                                               _______        ___      _______    ______    _______
BALANCE AT JANUARY 30, 1993                     25,461        255      119,743    89,597    209,595
Common stock issued under stock
     plans, including tax benefit                  414          4        8,101                8,105
Stock repurchased                              (1,180)       (12)      (5,771)  (11,791)   (17,574)
Net earnings                                                                      29,324     29,324
Dividends declared                                                               (1,228)    (1,228)
                                                ______        ___      _______   _______    _______
BALANCE AT JANUARY 29, 1994                     24,695        247      122,073   105,902    228,222
Common stock issued under stock
     plans, including tax benefit                  558          5        7,500                7,505
Stock repurchased                                (820)        (8)      (4,122)   (8,725)   (12,855)
Net earnings                                                                      36,821     36,821
Dividends declared                                                               (5,142)    (5,142)
                                                ______       ____     _______   ________   ________
BALANCE AT JANUARY 28, 1995                     24,433       $244     $125,451  $128,856   $254,551



See notes to consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended   Year Ended    Year Ended
                                                                  January 28,  January 29,   January 30,
($000)                                                                   1995         1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                     $36,821      $29,324       $34,024
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
        Depreciation and amortization of property and
           equipment                                                   24,017       20,539        18,740
        Other amortization                                              4,995        8,741         8,424
        Deferred income taxes                                             923          669         2,911
     Change in assets and liabilities:
        (Increase) in merchandise inventory                           (46,254)      (7,881)      (36,007)
        (Increase) decrease in other current assets - net               1,720       (6,528)       (5,385)
        Increase (decrease) in accounts payable                        19,787       (7,398)        5,427
        Increase (decrease) in other current liabilities - net          8,154         (361)       11,615
      Other                                                            (4,947)       1,080         3,609
                                                                      ________      ______        ______
        Net cash provided by operating activities                      45,216       38,185        43,358


CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property and equipment                             (52,055)     (33,391)      (21,657)
                                                                      _______      ________      ________
        Net cash used in investing activities                         (52,055)     (33,391)      (21,657)


CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of senior notes                                                                    (7,000)
     Proceeds (repayment) of long-term debt                            12,666         (303)         (296)
     Issuance of common stock related to stock plans                    3,202        4,933         9,678
     Repurchase of common stock                                       (12,855)     (17,574)
     Dividends paid                                                    (4,900)
                                                                      ________    ________         ______
       Net cash provided by (used in) financing activities             (1,887)     (12,944)        2,382
                                                                      ________    _________       _______
     Net increase (decrease) in cash and cash equivalents              (8,726)      (8,150)       24,083
     Cash and cash equivalents:
         Beginning of year                                             32,307       40,457        16,374
                                                                      _______     ________       ________
         End of year                                                  $23,581      $32,307       $40,457


See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the Fiscal Years Ended January 28, 1995, January 29, 1994 and January 30, 1993 (referred to as 1994, 1993 and 1992).

Note A: Summary of Significant Accounting Policies

      Business. The company is an off-price retailer of first quality, in-season, branded apparel, shoes, gift items for the home, bed and bath items, fragrances and accessories for the entire family. At January 28, 1995, the company operated 275 stores.

      Principles of Consolidation. The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and accounts have been eliminated. Certain reclassifications have been made in the 1993 and 1992 financial statements to conform to the 1994 presentation. The years 1994, 1993 and 1992 consisted of 52 weeks.

      Cash Equivalents. Cash equivalents are highly liquid, fixed income instruments purchased with a maturity of three months or less.

     Merchandise Inventory. Merchandise inventory is stated at the lower of cost or market determined under the unit cost method.

      Store Opening Expenses. Store opening expenses are deferred until the store's grand opening date, and then the deferred costs are expensed. During 1993, the company changed its accounting treatment from deferring and amortizing store opening expenses, resulting in all pre-opening expenses for 1993 new stores and any prior year deferred costs being expensed in 1993. The effect of this change in accounting principle did not have a material impact on any of the periods presented.

      Advertising. All advertising expenses are expensed when incurred, resulting in no advertising amounts recorded as assets. In 1994, 1993 and 1992, advertising expenses were $36.5 million, $33.8 million and $34.1 million.

     Deferred Rent. Many of the company's leases signed since 1988 contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of 1994 and 1993, the balance of deferred rent was $7.5 million and $6.4 million. Deferred rent is included in other liabilities.

      Intangibles and Other Assets. Intangibles and other assets include lease rights and interests and the excess of cost over the acquired net assets. Lease rights and interests consist of payments made to acquire store leases, which are amortized over the remaining applicable life of the lease. The excess of cost over the acquired net assets is amortized on a straight-line basis over a period of 40 years.

      Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property. The cost of leasehold improvements is amortized over the estimated useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs are included in fixtures and equipment and are amortized over their estimated useful life of five years.

      Estimated Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures About Fair Value of Financial Instruments, requires disclosure of the estimated fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates their estimated fair value.

      Taxes on Earnings. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than changes in the tax law or rates.

      Earnings Per Share. Earnings per share are based on primary and fully-diluted weighted average common shares and common stock equivalents outstanding during the year, as calculated under the treasury stock method. The company's common stock equivalents consist of outstanding stock options.


Note B: Statements of Cash Flows Supplemental Disclosures

     Total cash paid for interest and taxes is as follows:

     ($000)                 1994       1993        1992

     Interest             $3,828    $ 2,850     $ 3,229
     Income taxes        $24,614    $21,014     $14,871




Note C: Long-Term Debt

     Long-term debt consists of the following:

      ($000)                   1994         1993

      Mortgage              $10,069      $10,308
      Term loan              36,000       23,000
                            _______      ______
                            $46,069      $33,308

The weighted average interest rates on borrowings outstanding at 1994 and 1993 year-ends were 7.1% and 6.0%.

      Mortgage. On August 8, 1991, the company obtained a $10.8 million mortgage at 9.5% interest, collateralized by the land and building of its east coast distribution center. Interest and principal are based on a 20-year amortization period. The mortgage is due in 2001 with principal payments of $263,000, $288,000, $318,000, $349,000 and $384,000 due in 1995, 1996, 1997, 1998 and
1999, respectively. In 1996, the interest rate will be reset at the lender's best prevailing interest rate or repaid, at the company's option.

     Term Loan. On June 22, 1994, the company signed a $60 million term loan credit agreement with a bank due in June 1999, of which $36 million was outstanding at year-end 1994. Repayment is not required until June 1999. The interest rate, which is based on the London Interbank Offered Rate (LIBOR), was 6% at January 28, 1995. This term loan replaced the $23 million term loan that was outstanding at year-end 1993.

      Bank Credit Facilities. The company has available under its principal credit agreement a $110 million revolving credit facility which expires in July 1997 and is renewable at the company's option for a one-year period. The credit facility is also available for the issuance of letters of credit. Interest is payable monthly under several pricing options, including the bank's prime rate. At year-end 1994 and 1993, the company had $13.6 million and $11.7 million in outstanding letters of credit. Borrowing under the credit facility is subject to the company maintaining certain levels of tangible net worth, pretax earnings and leverage ratios.

      In addition, the company has $50 million in short-term bank lines of credit which are available until canceled by either party. When utilized, interest is payable monthly under several pricing options.

      Included in accounts payable are checks outstanding in excess of cash balances of approximately $22.6 million and $13.9 million at year-end 1994 and 1993. The company can utilize its revolving line of credit to cover payment of these checks as they clear the bank.


Note D: Leases

      The company leases its distribution center and corporate office located in Newark, California under a 15-year, noncancelable lease agreement expiring 2002. The lease contains six renewal options of five years each. In addition, the company leases its store sites, selected computer and related equipment, and distribution center equipment under operating leases with original, noncancelable terms that in general range from three to fifteen years, expiring through 2009. Store leases typically contain provisions for two to three renewal options of five years each. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on percentage of sales and for payment of certain expenses.

The aggregate future minimum annual lease payments under leases in effect at year-end 1994 are as follows:


               ($000)             Amounts
               1995             $  80,618
               1996                77,551
               1997                71,181
               1998                67,626
               1999                63,387
               Later years        188,413
                                 ________
               Total             $548,776

Total rent expense for all operating leases is as follows:

 ($000)                    1994      1993       1992

 Minimum rentals        $76,593   $70,856    $65,329



Note E: Taxes on Earnings

     The provision for  taxes consists of the following:

 ($000)                    1994       1993       1992

 CURRENTLY PAYABLE
      Federal           $18,987    $14,885    $14,342
      State               4,638      3,995      3,660
                         ______     ______     ______
                         23,625     18,880     18,002

 DEFERRED
      Federal               565        506      4,065
      State                 358        163        616
                         ______     ______     ______
                            923        669      4,681
                         ______     ______     ______
                        $24,548    $19,549    $22,683

      In 1994, 1993 and 1992, tax benefits of $0.7 million, $2.7 million and $2.9 million related to stock options exercised and the vesting of restricted stock were credited to additional paid-in capital.

     The provisions for income taxes for financial reporting purposes are different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled as follows:


                                                 1994  1993   1992


 Federal income taxes at the statutory rate       35%   35%    34%

 Increase in income taxes resulting from:
      State income taxes, net of federal           5%    5%     5%
 benefit
      Other, net                                                1%
                                                  ___   ___    ___
                                                  40%   40%    40%



The components of the net deferred tax liability at year-end are as follows:


 ($000)                                   1994        1993

 DEFERRED TAX ASSETS


      California franchise taxes      $    883    $    688
      Inventory                            207         203
      Straight-line rent                 3,206       2,737
      Deferred compensation              3,873       2,625
      Reserve for uninsured losses       1,455       1,615
      Employee benefits                  3,601       2,346
      Other                              1,748       1,230
                                        ______      ______
                                        14,973      11,444

 DEFERRED TAX LIABILITIES
      Depreciation                    (15,393)    (11,382)
      Prepaid expenses                 (4,859)     (5,811)
      Supplies                         (1,380)
      Other                               (42)        (29)
                                      ________    _______
                                      (21,674)    (17,222)
                                     _________   _________

 NET DEFERRED TAX LIABILITIES        ($ 6,701)   ($ 5,778)



Note F: Insurance Proceeds

      In March 1994, a section of the roof at the company's distribution center in Carlisle, Pennsylvania collapsed due to unusually heavy snow accumulation. In October 1994, the company entered into a settlement agreement with its insurance carrier for claims related to the impact on business that resulted from the roof collapse. This settlement included net proceeds of $10.4 million for business interruption.

Note G: Employee Benefit Plans

      The company has available to certain employees a profit sharing retirement plan. Under the Plan, employee and company contributions and accumulated Plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. In 1987, the company adopted an Incentive Compensation Program, which provides cash awards to key management employees based on the company's and the individual's performance. In 1991, the company Dbegan offering an Executive Supplemental Retirement Plan, which allows eligible employees to purchase individual life insurance policies and/or annuity contracts. In 1993, the company made available to management a Nonqualified Deferred Compensation Plan which allows management to contribute on a pre-tax basis in addition to the 401(k) Plan. This Plan does not qualify under
Section 401(k) of the Internal Revenue Code.


Note H: Stockholders' Equity

      The company's Board of Directors declared dividends of $.05 per common share in January, June, August and November 1994. In January 1995, a quarterly dividend payment of $.06 per common share was declared by the Board of Directors, payable on or about April 3, 1995.

      Preferred Stock. The company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock has been issued or outstanding during the past three years.

     Common Stock. On February 4, 1993, the company announced that its Board of Directors approved a repurchase of up to one million shares of common stock. On November 17, 1993, the company announced that the Board extended the repurchase program and authorized the buyback of an additional one million shares. Approximately 1.2 million shares were repurchased at an average price of $14.89 per share in 1993 and the remaining 820,000 shares were repurchased in 1994 at an average price of $15.68 per share.

     Stock Options. The company's Stock Option Plan allows for the granting of incentive and nonqualified stock options at prices not less than the fair market value of the common shares on the date the option is granted, and normally vest over a period not exceeding four years from the date of grant. Options under the Plan are exercisable upon grant, subject to the company's conditional right to repurchase unvested shares. The following is a summary of stock option activity under the Plan for 1994, 1993 and 1992.

                                      Number of    Average
 (000)                                   Shares      Price
 Outstanding and exercisable at
     February 1, 1992                      2,049   $  9.13
        Granted                              705    $18.85
        Exercised                          (681)   $  8.47
        Canceled                            (57)    $12.39
 Outstanding and exercisable at
     January 30, 1993                      2,016    $12.67
        Granted                             584     $18.49
        Exercised                         (185)    $  7.59
        Canceled                          (117)     $16.04
 Outstanding and exercisable at
     January 29, 1994                     2,298     $14.38
                          Granted           738     $15.59
                        Exercised         (170)     $ 8.49
                         Canceled          (91)     $17.80
 Outstanding and exercisable at
     January 28, 1995                     2,775     $14.95

At year-end 1994, 1993 and 1992, 1.1 million, 1.7 million and 2.2 million shares remained available for grant under the Plan.

      Restricted Stock. During 1994, 1993 and 1992, the company awarded 278,000, 194,000, and 234,000 shares to certain employees under the Restricted Stock Plan, of which 8,000, 49,000 and 7,000 were subsequently canceled and returned to the share reserve. At year-end 1994, 1993 and 1992, 225,000, 495,000 and 640,000 shares remained available for grant under the Plan. The compensation associated with these awards is amortized over vesting periods of generally two to five years. At year-end 1994, 1993 and 1992, the unamortized compensation expense was $4.7 million, $4.8 million and $5.1 million and was included in additional paid-in capital.

       Employee Stock Purchase Plan. During 1994, employees purchased approximately 116,000 shares of the company's common stock through payroll deductions under the Employee Stock Purchase Plan. Through January 28, 1995, approximately 511,000 shares had been issued under this Plan, and 89,000 shares remained available for future issuance under the Plan.

      Outside Directors Stock Option Plan. Under this Plan, stock options are to be granted at exercise prices not less than the fair market value of the common shares on the date the option is granted, and normally vest over a period not exceeding three years from the date of the grant. Through January 28, 1995, the company had granted options for approximately 97,000 shares at exercise prices ranging from $8.63 to $20.88 per share. During 1994, options for 11,000 shares were exercised at $8.63 per share, and options for 3,000 shares were canceled and returned to the share reserve. At year-end 1994, 31,000 shares remained available for grants under the Plan, and options for 83,000 shares remained outstanding and exercisable.


Note I: Legal Proceedings

     The company is party to various legal proceedings arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect on the company's consolidated financial condition.


Note J: Quarterly Financial Data (Unaudited)

                            13 Weeks     13 Weeks    13 Weeks      13 Weeks   52 Weeks
($000, except per share        Ended        Ended       Ended         Ended      Ended
data)                      April 30,     July 30,     October   January 28,    January
                                1994         1994         29,          1995   28, 1995
                                                         1994

Sales                       $264,207     $312,296    $294,960      $391,080 $1,262,544
Gross margin, after
  occupancy                   72,621       86,345      80,050       103,263    342,279
Net earnings                   4,408        8,847      11,085<F1>    12,481     36,821
Net earnings per fully-
  diluted share                  .18          .36         .45<F1>      .51       1.49
Dividends declared per
  share on common stock                       .05         .05        .11<F2>      .21
Closing stock price<F3>
  High                        17 1/2           17          17        14 3/8     17 1/2
  Low                         13 1/4       13 1/4      13 7/8        10 3/8     10 3/8

<F1>Includes after-tax net insurance proceeds of $6.247 million or $.25 per share.

<F2>Includes $.05 per share dividend declared November 1994 and a $.06 per share dividend declared in January 1995.

<F3>Ross Stores, Inc. common stock trades on the NASDAQ National Market System
(NMS) under the symbol ROST.

                           13 Weeks      13 Weeks    13 Weeks     13 Weeks       52 Weeks
($000, except per share       Ended         Ended       Ended        Ended          Ended
data)                        May 1,      July 31,     October  January 29,    January 29,
                               1993          1993         30,         1994           1994
                                                         1993

Sales                      $239,552      $275,965    $262,244     $344,272     $1,122,033
Gross margin, after
  occupancy                  67,368        75,045      71,498       93,378        307,288
Net earnings                  3,594         8,153       4,786       12,791         29,324
Net earnings per fully-
  diluted share                 .14           .31         .19          .51           1.14
Dividends declared per
  share on common stock                                                .05            .05
Closing stock price<F3>
  High                       23 1/2        16 1/8      15 5/8           18         23 1/2
  Low                            15        12 7/8      13 1/8       12 5/8         12 5/8


<F1> Includes after-tax net insurance proceeds of $6.247 million or $.25 per share.

<F2> Includes $.05 per share dividend declared November 1994 and a $.06 per share dividend declared in January 1995.

<F3> Ross Stores, Inc. common stock trades on the NASDAQ National Market System
(NMS) under the symbol ROST.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California



We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "company") as of January 28, 1995 and January 29, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the company as of January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
San Francisco, California

March 13, 1995

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                             PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. Information with respect to the Directors of the Registrant is incorporated herein by reference to the section entitled "Information Regarding Nominees and Incumbent Directors" of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 25, 1995 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation Committee Interlocks and Insider Participation"; (ii) "Compensation of Directors"; (iii) "Employment Contracts, Termination of Employment and Change-in-Control Arrangements"; and (iv) the following tables, and their footnotes, Summary Compensation, Option Grants in Last Fiscal Year and Aggregated Option Exercises and Year-End Value.

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

                              PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K

  (a) The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

   1.  List of Financial Statements.
       The following consolidated financial statements included herein as Item 8:

       Consolidated  Balance  Sheets at January  28,  1995  and
          January 29, 1994.
       Consolidated Statements of Earnings for the years  ended
          January 28, 1995, January 29, 1994 and January 30, 1993. Consolidated Statements of Stockholders' Equity for the
          years ended January 28, 1995, January 29, 1994 and January  30,
          1993.
       Consolidated  Statements of Cash  Flows  for  the  years ended
          January 28, 1995, January 29, 1994 and January 30, 1993.
       Notes to Consolidated Financial Statements.
       Independent Auditors' Report.


   2.  List of Financial Statement Schedules.

       Schedules are omitted because they are not required, not applicable, or shown in the financial statements or notes thereto which are contained in this Report.

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

  10.2 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores, Wells Fargo Bank, National Association ("Wells Fargo"), Bank of America, N.T. & S.A., Nationsbank of Texas, N.A., and Banque Nationale de Paris ("Banks"); and Wells Fargo Bank as agent for Banks, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

  10.3 First Amendment to Revolving Credit Agreement, effective on July 31, 1994, by and among Ross Stores, Banks and Wells Fargo Bank as agent for Banks, incorporated by reference to
        Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

  10.4 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

        Management  Contracts and Compensatory Plans (Exhibits  10.5
        - 10.15)

  10.5  Ross   Stores  1992  Stock  Option  Plan,  incorporated   by
        reference to Exhibit 19.1 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

  10.6 Third Amended and Restated Ross Stores Employee Stock Purchase Plan, incorporated by reference to Exhibit 19.2 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

  10.7 Third Amended and Restated Ross Stores 1988 Restricted Stock Plan, incorporated by reference to Exhibit 19.3 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

  10.8 1991 Outside Directors Stock Option Plan, incorporated by reference to Exhibit 10.13 to the 1991 Form 10-K filed by Ross Stores for its year ended February 1, 1992.

  10.9 Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.13 to the 1993 Form 10-K filed by Ross Stores for its year ended January 29, 1994 ("1993 Form 10-K").

 10.10  Third   Amended   and   Restated   Ross   Stores   Executive
        Supplemental  Retirement Plan, incorporated by reference  to
        Exhibit 10.14 to the 1993 Form 10-K.

 10.11  Ross   Stores  Non-Qualified  Deferred  Compensation   Plan,
        incorporated by reference to Exhibit 10.15 to the 1993  Form
        10-K.

 10.12 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

 10.13  Employment  Agreement  between Ross  Stores  and  Norman  A.
        Ferber, effective as of June 8, 1994, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

 10.14 Employment Agreement between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994 incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

 10.15 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of March 12, 1993, incorporated by reference to Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

  11    Statement re: Computation of Per Share Earnings.

  23    Independent Auditors' Consent.

  27    Financial Data Schedule (submitted for SEC use only).

                            SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSS STORES, INC.
                                     (Registrant)


Date:  April 24, 1995         By   /s/Norman A. Ferber
                              (Norman A. Ferber, Chairman of the Board
                               and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature               Title                    Date

/s/Norman A. Ferber      Chairman, Chief Executive      April 24, 1995
Norman A. Ferber         Officer and Director

/s/M. Wilmore            President, Chief Operating     April 24, 1995
Melvin A. Wilmore        Officer and Director

/s/Earl Benson           Senior Vice President,         April 24, 1995
Earl T. Benson           Chief Financial Officer
                         and Secretary

/s/John M. Vuko          Senior Vice President,         April 24, 1995
John M. Vuko             Controller and
                         Principal Accounting Officer

/s/Stuart G. Moldaw      Chairman Emeritus, Director    April 24, 1995
Stuart G. Moldaw

/s/Donald G. Fisher      Director                       April 24, 1995
Donald G. Fisher

/s/G. Orban              Director                       April 24, 1995
George P. Orban

/s/Donald H. Seiler      Director                       April 24, 1995
Donald H. Seiler

/s/Philip Schlein        Director                       April 24, 1995
Philip Schlein

/s/D. L. Weaver          Director                       April 24, 1995
Donna L. Weaver

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

  10.2 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores, Wells Fargo Bank, National Association ("Wells Fargo"), Bank of America, N.T. & S.A., Nationsbank of Texas, N.A., and Banque Nationale de Paris ("Banks"); and Wells Fargo Bank as agent for Banks, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

  10.3 First Amendment to Revolving Credit Agreement, effective on July 31, 1994, by and among Ross Stores, Banks and Wells Fargo Bank as agent for Banks, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

  10.4 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto, incorporated by reference to Exhibit
        10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

        Management  Contracts  and Compensatory  Plans  (Exhibits  10.5  -
        10.15)

  10.5  Ross  Stores 1992 Stock Option Plan, incorporated by reference  to
        Exhibit 19.1 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

  10.6 Third Amended and Restated Ross Stores Employee Stock Purchase Plan, incorporated by reference to Exhibit 19.2 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

  10.7 Third Amended and Restated Ross Stores 1988 Restricted Stock Plan, incorporated by reference to Exhibit 19.3 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1992.

  10.8  1991   Outside  Directors  Stock  Option  Plan,  incorporated   by
        reference to Exhibit 10.13 to the 1991 Form 10-K filed by Ross Stores for its year ended February 1, 1992.

  10.9  Ross  Stores Executive Medical Plan, incorporated by reference  to
        Exhibit 10.13 to the 1993 Form 10-K filed by Ross Stores for its year ended January 29, 1994 ("1993 Form 10-K").

 10.10 Third Amended and Restated Ross Stores Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

 Exhibit
 Number                                Exhibit

 10.11 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

 10.12 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

 10.13 Employment Agreement between Ross Stores and Norman A. Ferber, effective as of June 8, 1994, incorporated by reference to Exhibit
        10.15 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

 10.14 Employment Agreement between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994 incorporated by reference to
        Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

 10.15 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of March 12, 1993, incorporated by reference to
        Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

  11    Statement re:  Computation of Per Share Earnings.

  23    Independent Auditors' Consent.

  27    Financial Data Schedule (submitted for SEC use only).