Form 10-Q
period 1995-04-29
ROSS STORES INC
filed 1995-06-12
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q


               (Mark one)
      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended April 29, 1995


                                   OR


    ___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______


                     Commission file number  0-14678


                            ROSS STORES, INC.
         (Exact name of registrant as specified in its charter)


           Delaware                                    94-1390387
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

8333 Central Avenue, Newark,                           94560-3433
      Newark, California                               (Zip Code)
(Address of principal executive
offices)

Registrant's telephone number,
including area code                                    (510) 505-4400

Former name, former address and former                      N/A
fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No__

The number of shares of Common Stock, with $.01 par value, outstanding on May 26, 1995 was 24,559,354.

                     PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)                                     April 29, January 28,    April 30,
ASSETS                                          1995        1995         1994

                                         (Unaudited)    (Note A)  (Unaudited)
CURRENT ASSETS
  Cash                                      $ 25,093    $ 23,581     $ 15,838
  Accounts receivable                          8,058       5,360       12,366
  Merchandise inventory                      320,831     275,183      292,309
  Prepaid expenses and other                  12,357      12,157       11,850
                                             _______     _______      _______
     Total Current Assets                    366,339     316,281      332,363

PROPERTY AND EQUIPMENT
  Land and buildings                          23,932      23,723       22,534
  Fixtures and equipment                     145,099     145,427      124,654
  Leasehold improvements                     113,928     111,615       93,909
  Construction-in-progress                     6,472      12,490        4,196
                                             _______     _______      _______
                                             289,431     293,255      245,293
  Less accumulated depreciation
   and amortization                          122,285     122,004      104,260
                                             _______     _______      _______
                                             167,146     171,251      141,033
Lease rights and other assets                 18,407      18,709       16,582
                                            ________    ________     ________
                                            $551,892    $506,241     $489,978

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                          $145,563    $109,589     $129,099
  Accrued expenses and other                  41,868      48,472       36,432
  Accrued payroll and benefits                17,959      21,705       15,903
  Income taxes payable                         4,612       4,739        5,679
                                             _______     _______      _______
     Total Current Liabilities               210,002     184,505      187,113
Long-term debt                                61,004      46,069       54,450
Deferred income taxes and other               21,323      21,116       20,325
liabilities

STOCKHOLDERS' EQUITY
  Capital stock                                  246         244          247
  Additional paid-in capital                 126,590     125,451      122,021
  Retained earnings                          132,727     128,856      105,822
                                             _______     _______      _______
                                             259,563     254,551      228,090
                                            ________    ________     ________
                                            $551,892    $506,241     $489,978
See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                          Three Months Ended

                                          April 29,     April 30,
($000 except per share data, unaudited)        1995          1994

SALES                                      $297,435      $264,207

COSTS AND EXPENSES

  Cost of goods sold and occupancy          218,618       191,586
  General, selling and administrative        64,659        59,179
  Depreciation and amortization               6,685         5,554
  Interest                                    1,029           541
                                           ________      ________
                                           $290,991      $256,860

Earnings before taxes                         6,444         7,347
Provision for taxes on earnings               2,578         2,939
                                          _________     _________
Net earnings                              $   3,866     $   4,408

Net earnings per share:

  Primary                                      $.16          $.18

  Fully diluted                                $.16          $.18

Weighted average shares outstanding:

  Primary                                    24,653        24,996

  Fully diluted                              24,653        25,050

Stores open at end of period                    278           251

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                         April 29, April 30,
($000, unaudited)                                             1995      1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                             $ 3,866   $ 4,408
  Adjustments to reconcile net earnings to net cash
      used in operating activities:
  Depreciation and amortization of property and              6,685     5,554
      equipment
  Other amortization                                         1,258     1,178
  Change in current assets and current liabilities:
     (Increase) in merchandise inventory                  (45,648)  (63,380)
     (Increase) in other current assets - net              (2,899)   (4,996)
     Increase in accounts payable                           37,445    40,773
     (Decrease) in other current liabilities - net         (3,173)   (1,015)
                                                           _______   _______
  Other                                                      1,320   (3,654)
     Net cash used in operating activities                 (1,146)  (21,132)

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                     (10,929)   (9,633)
                                                          ________   _______
     Net cash used in investing activities                (10,929)   (9,633)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing under line of credit agreement                  15,000    21,200
  (Repayment) of long-term debt                               (63)     (102)
  Issuance of common stock related to stock plan               116       972
  Repurchase of common stock                                     0   (6,539)
  Dividends paid                                           (1,466)   (1,235)
                                                           _______   _______
     Net cash provided by financing activities              13,587    14,296
                                                           _______  ________
NET INCREASE (DECREASE) IN CASH                              1,512  (16,469)
  Cash
     Beginning of year                                      23,581    32,307
                                                           _______   _______
     End of quarter                                        $25,093   $15,838

See notes to condensed consolidated financial statements.

                            ROSS STORES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Three Months Ended April 29, 1995 and April 30, 1994
                               (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 29, 1995 and April 30, 1994; the interim results of operations for the three months ended April 29, 1995 and April 30, 1994; and changes in cash flows for the three months then ended. The balance sheet at January 28, 1995, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

Accounting policies followed by the company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 28, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 28, 1995.

The results of operations for the three month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements at April 29, 1995 and April 30, 1994, and for the three months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.


NOTE B - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Total cash paid for interest and income taxes is as follows:


                                       Three Months Ended
($000, unaudited)              April 29, 1995      April 30, 1994

Interest                             $1,103               $578
Income Taxes                         $2,704             $3,663

INDEPENDENT AUDITORS' REVIEW REPORT


Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California

We have made a review of the condensed consolidated balance sheets of Ross Stores, Inc. (the "company") as of April 29, 1995 and April 30, 1994 and the related condensed consolidated statements of earnings and cash flows for the three month periods then ended. These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ross Stores, Inc. as of January 28, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
San Francisco, CA


May 19, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



STORES AND GENERAL

As of April 29, 1995 and April 30, 1994, the company operated a total of 278 stores and 251 stores respectively. Accordingly, the results of operations for the three months ended April 29, 1995, over the same quarter last year, reflect an increase in the level of operations which was due to the greater number of open stores during the current period.


RESULTS OF OPERATIONS

Sales

During the quarter ended April 29, 1995, sales were $297 million, an increase of approximately $33 million over the corresponding period last year. This increase resulted from having a greater number of stores in operation. For the quarter ended April 29, 1995, comparable store sales were even with the prior year, due mainly to unseasonably cool and wet weather, particularly in California, combined with ongoing sluggishness in apparel sales.

Costs and Expenses

Cost of goods sold and occupancy as a percentage of sales increased to 74% for the first quarter of 1995 compared to 73% for the same period of 1994. This increase resulted mainly from the combination of lower initial pricing in 1995 and higher markdowns due to lower than planned sales.

General selling and administrative expenses as a percentage of sales was 22% which is the same for the comparable quarter the prior year.

Taxes on Earnings

The company's effective tax rate for the first quarter of 1995 and 1994 was 40%. The rate for both periods reflect the applicable statutory tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash during the first quarter of 1995 were for an increase in merchandise inventory due in part to new stores, capital expenditures for new stores and capital improvements to existing locations. Partially offsetting this is an increase in accounts payable resulting from receipt of merchandise purchased late in the first quarter with payment terms extending into the second quarter. The company announced on May 8, 1995, that the Board of Directors authorized a continuation of the company's stock repurchase program by authorizing the buyback of an additional one million shares of its common stock, or approximately 4% of the company's outstanding common stock. The company believes it can fund its capital needs for the remainder of the fiscal year and the one million share stock repurchase program through internally generated cash, trade credit, established bank lines and lease financing.

                       PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-B (the "Form 8-B") filed September 1, 1989 by Ross Stores, Inc., a Delaware corporation ("Ross Stores").

  3.2 Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

  10.1 Agreement of Lease, dated November 24, 1986, for Ross Stores' corporate headquarters and distribution center in Newark, CA, incorporated by reference to Exhibit 10.5 on Form 8-B.

  10.2 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores; Wells Fargo Bank, National Association, Bank of America, N.T. & S.A., Nationsbank of Texas, N.A., and Banque Nationale de Paris ("Banks"); and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to
          Exhibit 10.17 on the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

  10.3 First Amendment to Revolving Credit Agreement, effective on July 31, 1994 by and among Ross Stores, Banks and Wells Fargo, National Association, as agent for Banks, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

  10.4 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

               MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
               (EXHIBITS 10.5 - 10.16)


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

  10.10 Third Amended and Restated Ross Stores Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

  10.11 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

  10.12 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

  10.13 Employment Agreement between Ross Stores, Inc. and Norman A. Ferber, effective as of June 8, 1994, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

  10.14   Employment Agreement between Ross Stores and Melvin A.
          Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

  10.15 Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 1, 1995.

  10.16 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of March 16, 1995.

  11      Statement re: Computation of Per Share Earnings.

  15      Letter re: Unaudited Interim Financial Information.

  27      Financial Data Schedule (submitted for SEC use only).


(b)  Reports on Form 8-K

          None.

                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                           ROSS STORES, INC.
                           Registrant




Date:    June 9, 1995      /s/John M. Vuko
                           John M. Vuko, Senior Vice President,
                           Controller and Principal Accounting Officer

                            INDEX TO EXHIBITS

     Exhibit
     Number                   Exhibit

  3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-B (the "Form 8-B") filed September 1, 1989 by Ross Stores, Inc., a Delaware corporation ("Ross Stores").

  3.2 Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

  10.1 Agreement of Lease, dated November 24, 1986, for Ross Stores' corporate headquarters and distribution center in Newark, CA, incorporated by reference to Exhibit 10.5 on Form 8-B.

  10.2 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores, Wells Fargo Bank, National Association, Bank of America, National Trust and Savings Association, and Security Pacific National Bank ("Banks"); and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to
         Exhibit 10.17 on the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

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

         MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
         (EXHIBITS 10.5 - 10.16)

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

Exhibit
Number                      Exhibit

   10.10 Third Amended and Restated Ross Stores Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

   10.11 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

   10.12 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

   10.13 Employment Agreement between Ross Stores, Inc. and Norman A. Ferber, effective as of June 8, 1994, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

   10.14  Employment Agreement between Ross Stores and Melvin A.
          Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

   10.15 Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 1, 1995.

   10.16 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of March 16, 1995.

   11     Statement re:  Computation of Per Share Earnings.

   15     Letter re: Unaudited Interim Financial Information.

   27     Financial Data Schedules (submitted for SEC use only).