Form 10-Q
period 1995-07-29
ROSS STORES INC
filed 1995-09-07
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


       (Mark one)
_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended July 29, 1995


                                  OR


___   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _______


                    Commission file number  0-14678


                           ROSS STORES, INC.
        (Exact name of registrant as specified in its charter)


    Delaware (State or other jurisdiction of                   94-1390387
         incorporation or organization)                    (I.R.S. Employer
                                                          Idendification No.)

          8333 Central Avenue, Newark, California              94560-3433
       (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code       (510) 505-4400

Former name, former address and former fiscal                      N/A
year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No __
The number of shares of Common Stock, with $.01 par value, outstanding on August 26, 1995 was 24,683,890.

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000)                                               July 29,   January 28,      July 30,
ASSETS                                                   1995          1995          1994

                                                  (Unaudited)      (Note A)   (Unaudited)

Current Assets
  Cash                                               $ 25,493      $ 23,581      $ 19,012
  Accounts receivable                                   8,206         5,360        11,268
  Merchandise inventory                               303,659       275,183       297,078
  Prepaid expenses and other                           11,048        12,157        11,154
                                                      _______       _______       ________
     Total Current Assets                             348,406       316,281       338,512

Property And Equipment
  Land and buildings                                   24,101        23,723        23,615
  Fixtures and equipment                              148,584       145,427       127,770
  Leasehold improvements                              115,184       111,615        95,037
  Construction-in-progress                              9,067        12,490        11,273
                                                      _______       _______       _______
                                                      296,936       293,255       257,695
  Less accumulated depreciation and amortization      128,208       122,004       109,631
                                                      _______       _______       _______
                                                      168,728       171,251       148,064
Lease rights and other assets                          17,962        18,709        16,539
                                                      _______       _______       ________
                                                     $535,096    $  506,241      $503,115

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                  $ 128,925      $109,589     $ 108,630
  Accrued expenses and other                           40,574        48,472        34,359
  Accrued payroll and benefits                         22,916        21,705        16,394
  Income taxes payable                                  7,180         4,739         8,267
                                                      _______       _______       _______
     Total Current Liabilities                        199,595       184,505       167,650
Long-term debt                                         45,940        46,069        83,091
Deferred income taxes and other liabilities            21,426        21,116        20,247

Stockholders' Equity
  Capital stock                                           246           244           244
  Additional paid-in capital                          127,026       125,451       121,689
  Retained earnings                                   140,863       128,856       110,194
                                                      _______       _______       _______
                                                      268,135       254,551       232,127
                                                     ________      ________      ________
                                                     $535,096      $506,241      $503,115

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                        Three Months Ended         Six Months Ended
                                        _____________________       ___________________
($000 except per share data,            July 29,     July 30,       July 29,   July 30,
unaudited)                                  1995         1994           1995       1994

Sales                                  $ 351,202    $ 312,296      $ 648,637  $ 576,503

Costs and Expenses

  Cost of goods sold and occupancy       254,230      225,951        472,849    417,538
  General, selling and administrative     72,036       64,891        136,695    124,068
  Depreciation and amortization            6,758        5,736         13,443     11,291
  Interest                                   951          973          1,979      1,514
                                        ________     ________       ________   ________
                                        $333,975     $297,551       $624,966   $554,411

Earnings before taxes                     17,227       14,745         23,671     22,092
Provision for taxes on earnings            6,891        5,898          9,468      8,837
                                        ________      _______       ________   ________
Net earnings                            $ 10,336      $ 8,847       $ 14,203   $ 13,255

Net earnings per share:

  Primary                                  $ .42        $ .36          $ .58      $ .53

  Fully diluted                            $ .42        $ .36          $ .57      $ .53

Weighted average shares outstanding:

  Primary                                 24,686       24,762         24,670     24,879

  Fully diluted                           24,726       24,777         24,709     24,913

Stores open at end of period                                             282        257

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended

($000, unaudited)                                                         July 29,          July 30,
                                                                              1995              1994
Cash Flows From Operating Activities
  Net earnings                                                            $ 14,203          $ 13,255
  Adjustments to reconcile net earnings to net cash used in
       operating activities:
  Depreciation and amortization of property and equipment                   13,443            11,291
  Other amortization                                                         2,489             2,411
  Change in current assets and current liabilities:
     (Increase) in merchandise inventory                                  (28,477)          (68,149)
     (Increase) in other current assets - net                              (1,738)           (3,185)
     Increase in accounts payable                                           20,806            20,298
     Increase (decrease) in other current liabilities - net                  3,000              (92)
  Other                                                                      1,760           (3,221)
                                                                           _______           ________
     Net cash provided by (used in) operating activities                    25,486          (27,392)

Cash Flows From Investing Activities
  Additions to property and equipment                                     (19,341)          (22,938)
                                                                          ________          ________
     Net cash used in investing activities                                (19,341)          (22,938)

Cash Flows From Financing Activities
  Borrowing under line of credit agreement                                       0            49,900
  (Repayment) of long-term debt                                              (128)             (161)
  Issuance of common stock related to stock plan                               220             1,134
  Repurchase of common stock                                               (1,385)          (11,374)
  Dividends paid                                                           (2,940)           (2,464)
                                                                           _______          ________
     Net cash provided by (used in) financing activities                   (4,233)            37,035
                                                                           ________         ________
Net Increase (Decrease) In Cash                                              1,912          (13,295)
  Cash
     Beginning of year                                                      23,581            32,307
     End of quarter                                                       $ 25,493          $ 19,012

See notes to condensed consolidated financial statements.

                           ROSS STORES, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Three and Six Months Ended July 29, 1995 and July 30, 1994
                              (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 29, 1995 and July 30, 1994; the interim results of operations for the three and six months ended July 29, 1995 and July 30, 1994; and changes in cash flows for the six months then ended. The balance sheet at January 28, 1995, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

The condensed consolidated financial statements at July 29, 1995 and July 30, 1994, and for the three and six months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.


NOTE B - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Total cash paid for interest and income taxes is as follows:


                                 Six Months Ended
($000, unaudited)      July 29, 1995       July 30, 1994

Interest                     $ 2,141             $ 1,721
Income Taxes                 $ 7,027             $ 6,973

INDEPENDENT AUDITORS' REVIEW REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of July 29, 1995 and July 30, 1994 and the related condensed consolidated statements of earnings for the three-month period and six-month periods then ended and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


August 18, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



STORES AND GENERAL

As of July 29, 1995 and July 30, 1994, the company operated a total of 282 stores and 257 stores, respectively. Accordingly, the results of operations for the three and six months ended July 29, 1995, over the same periods last year, reflect an increase in the level of operations which was due to the greater number of open stores during the current period as well as an increase in comparable store sales.


RESULTS OF OPERATIONS

Sales

During the three and six month periods ended July 29, 1995, sales were $351 million and $649 million, respectively, an increase of approximately $39 million and $72 million over the corresponding periods last year. Comparable store sales for both the three and six month periods ended July 29, 1995 increased 1% from the same periods of the prior year.

Costs and Expenses

Cost of goods sold and occupancy as a percentage of sales was 72% and 73%, respectively, for the three and six month periods ended July 29, 1995 compared to 72% for the same periods of 1994. For the three month period ended July 29, 1995, a slightly higher mark-up combined with a decline in markdowns as a percent of sales offset an increase in freight costs. The increase in cost of goods sold for the first six months of fiscal 1995 resulted from an increase in freight costs partially offset by lower markdowns.

General selling and administrative expenses as a percentage of sales was 21% for both the three and six month periods ended July 29, 1995 compared to 21% and 22% for the comparable periods of the prior year. The slight decline in the six month period of the fiscal year resulted mainly from the ability to leverage advertising and store expenses over a larger store base.

Taxes on Earnings

The company's effective tax rate for the second quarter of 1995 and 1994 was 40%. The rate for both periods reflects the applicable statutory tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash during the first six months of 1995 were for capital expenditures for new and existing locations and an increase in merchandise inventory for new stores partially offset by a related increase in accounts payable. The company believes it can fund its capital needs for the remainder of the fiscal year and repurchase stock under its current one million share stock repurchase authorization through internally generated cash, trade credit, established bank lines and lease financing.

                      PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 25, 1995 ("1995
Annual Meeting"), the stockholders of the company voted on the following four proposals:

Proposal 1 to reelect three Class III Directors for a three year term;

Proposal 2 to approve amendments to the 1992 Stock Option Plan to (i) increase the share reserve by 1,200,000 shares and (ii) limit the number of shares of Common Stock underlying options granted to any single individual per fiscal year;

Proposal 3 to approve an amendment to the 1988 Restricted Stock Plan to increase the share reserve by 800,000 shares; and

Proposal 4 to approve an amendment to the Employee Stock Purchase Plan to increase the share reserve by 400,000 shares.

INFORMATION ON THE BOARD OF DIRECTORS. Norman A. Ferber, Philip Schlein and Melvin A. Wilmore were the nominees reelected at the 1995 Annual Meeting as the company's Class III directors whose terms expire in 1998. Donald G. Fisher stepped down from the company's Board of Directors after the end of the 1995 Annual Meeting. The following are the company's directors who were not up for reelection and whose term of office continues after the 1995 Annual Meeting: incumbent Class I Directors whose term expires in 1996: Stuart G. Moldaw, George P. Orban and Donald H. Seiler; and incumbent Class II Director whose term expires in 1997: Donna L. Weaver.

                 1995 ANNUAL MEETING ELECTION RESULTS
PROPOSAL 1.

 ELECTION OF DIRECTORS                                   BROKER
                               IN FAVOR      WITHHELD  NON-VOTES

  Norman A. Ferber           22,255,315       735,898     n/a
  Philip Schlein             22,341,643       649,570     n/a
  Melvin A. Wilmore          22,251,357       739,856     n/a


PROPOSALS 2, 3 and 4.

                                                                    BROKER
                            IN FAVOR     AGAINST    ABSTAIN      NON-VOTES

AMENDMENTS TO             16,682,754   3,086,205    313,279      2,908,975
1992 STOCK OPTION
PLAN

AMENDMENT TO 1988         14,255,214   5,476,636    350,389      2,908,974
RESTRICTED
STOCK PLAN

AMENDMENT TO              18,351,072   1,285,817    345,180      3,009,144
EMPLOYEE STOCK
PURCHASE PLAN

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

     10.2 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores; Wells Fargo Bank, National Association, Bank of America, N.T. & S.A., Nationsbank of Texas, N.A., and Banque Nationale de Paris ("Banks"); and Wells Fargo Bank, National Association, as agent for Banks ("Revolving Credit Agreement"), incorporated by reference to Exhibit 10.17 on the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

     10.3 First Amendment to Revolving Credit Agreement, effective on July 31, 1994 by and among Ross Stores, Banks and Wells Fargo, National Association, as agent for Banks, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

     10.4 Second Amendment to Revolving Credit Agreement, effective on June 15, 1995 by and among Ross Stores, Banks and Wells Fargo, National Association, as agent for Banks.

     10.5 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto ("Credit Agreement"), incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

     10.6 First Amendment to Credit Agreement, dated as of June 20, 1995, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the several financial institutions party to the Credit Agreement.

            MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
            (EXHIBITS 10.7 - 10.18)

     10.7 Amended and Restated 1992 Stock Option Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1995 for its Annual Stockholders Meeting held May 25, 1995.

     10.8 Third Amended and Restated Ross Stores Employee Stock Purchase Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1995 for its Annual Stockholders Meeting held May 25, 1995.

     10.9 Third Amended and Restated Ross Stores 1988 Restricted Stock Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1995 for its Annual Stockholders Meeting held May 25, 1995.

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

     10.17 Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 1, 1995, incorporated by reference to
            Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

     10.18 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of March 16, 1995, incorporated by reference to
            Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

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




                           ROSS STORES, INC.
                           Registrant




Date:  September 7, 1995   /s/ John M. Vuko
                           John M. Vuko, Senior Vice President,
                           Controller and Principal Accounting
                           Officer

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

   10.2 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores, Wells Fargo Bank, National Association, Bank of America, National Trust and Savings Association, and Security Pacific National Bank ("Banks"); and Wells Fargo Bank, National Association, as agent for Banks ("Revolving Credit Agreement"), incorporated by reference to Exhibit 10.17 on the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

   10.3 First Amendment to Revolving Credit Agreement, effective on July 31, 1994, by and among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

   10.4 Second Amendment to Revolving Credit Agreement, effective on June 15, 1995 by and among Ross Stores, Banks and Wells Fargo, National Association, as agent for Banks.

   10.5 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto ("Credit Agreement"), incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

   10.6 First Amendment to Credit Agreement, dated as of June 20, 1995, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the several financial institutions party to the Credit Agreement.

             MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
             (EXHIBITS 10.7 - 10.18)

   10.7 Amended and Restated 1992 Stock Option Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1995 for its Annual Stockholders Meeting held May 25, 1995.

   10.8 Third Amended and Restated Ross Stores Employee Stock Purchase Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1995 for its Annual Stockholders Meeting held May 25, 1995.

   Exhibit
   Number    Exhibit

   10.9 Third Amended and Restated Ross Stores 1988 Restricted Stock Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1995 for its Annual Stockholders Meeting held May 25, 1995.

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

   10.17 Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 1, 1995, incorporated by reference to
             Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

   10.18 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of March 16, 1995, incorporated by reference to
             Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

   11        Statement re:  Computation of Per Share Earnings.

   15        Letter re: Unaudited Interim Financial Information.

   27        Financial Data Schedules (submitted for SEC use only).