Form 10-Q
period 1995-10-28
ROSS STORES INC
filed 1995-12-11
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


     (Mark one)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___  SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 28, 1995


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No __
The number of shares of Common Stock, with $.01 par value, outstanding on November 25, 1995 was 24,354,817.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)                                               October 28,   January 28,    October 29,
ASSETS                                                      1995          1995           1994

                                                     (Unaudited)      (Note A)    (Unaudited)

Current Assets
  Cash                                                   $23,599       $23,581        $17,384
  Accounts receivable                                      9,197         5,360         23,755
  Merchandise inventory                                  344,004       275,183        327,264
  Prepaid expenses and other                              11,750        12,157         12,870
                                                     ________________________________________
     Total Current Assets                                388,550       316,281        381,273

Property And Equipment
  Land and buildings                                      24,102        23,723         23,726
  Fixtures and equipment                                 149,923       145,427        134,980
  Leasehold improvements                                 116,956       111,615        103,685
  Construction-in-progress                                13,654        12,490          9,080
                                                     ________________________________________
                                                         304,635       293,255        271,471
  Less accumulated depreciation and amortization         133,581       122,004        115,507
                                                     ________________________________________
                                                         171,054       171,251        155,964
Intangible and other assets                               17,558        18,709         20,581
                                                      ________________________________________
                                                        $577,162      $506,241       $557,818

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                      $172,809      $109,589       $129,153
  Accrued expenses and other                              47,097        48,472         39,175
  Accrued payroll and benefits                            25,364        21,705         19,168
  Income taxes payable                                     2,007         4,739          6,102
                                                      ________________________________________
     Total Current Liabilities                           247,277       184,505        193,598
Long-term debt                                            37,874        46,069        102,230
Deferred income taxes and other liabilities               21,465        21,116         20,196

Stockholders' Equity
  Capital stock                                              244           244            243
  Additional paid-in capital                             127,567       125,451        122,490
  Retained earnings                                      142,735       128,856        119,061
                                                      _________________________________________
                                                         270,546       254,551        241,794
                                                      _________________________________________
                                                        $577,162      $506,241       $557,818

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                         Three Months Ended               Nine Months Ended
                                        ________________________      __________________________
($000 except per share data,            October 28,   October 29,     October 28,    October 29,
unaudited)                                     1995          1994            1995           1994


Sales                                      $330,682      $294,960        $979,319       $871,464

Costs and Expenses

  Cost of goods sold and occupancy          237,555       214,910         710,403        632,448
  General, selling and administrative        72,634        64,626         209,329        188,695
  Depreciation and amortization               6,834         6,127          20,277         17,418
  Interest                                      473         1,234           2,452          2,748
  Insurance proceeds                              0      (10,412)               0       (10,412)
                                            _____________________         ______________________
                                            317,496       276,485         942,461        830,897

Earnings before taxes                        13,186        18,475          36,858         40,567
Provision for taxes on earnings               5,277         7,390          14,745         16,227
                                            _____________________         ______________________
Net earnings                                 $7,909       $11,085         $22,113        $24,340

Net earnings per share:

  Primary                                      $.32          $.45            $.89           $.98

  Fully diluted                                $.32          $.45            $.89           $.98

Weighted average shares outstanding:

  Primary                                    24,863        24,570          24,734         24,776

  Fully diluted                              24,870        24,570          24,851         24,799

Stores open at end of period                                                  293            276

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                               ________________________
($000, unaudited)                                              October 28,   October 29,
                                                                      1995          1994

Cash Flows From Operating Activities
  Net earnings                                                     $22,113       $24,340
  Adjustments to reconcile net earnings to net cash used in
             operating activities:
  Depreciation and amortization of property and equipment           20,277        17,418
  Other amortization                                                 3,799         3,725
  Change in current assets and current liabilities:
     (Increase) in merchandise inventory                          (68,821)      (98,335)
     (Increase) in other current assets - net                      (3,431)      (17,388)
     Increase in accounts payable                                   64,691        40,821
     Increase in other current liabilities - net                     6,548         5,259
  Other                                                              3,624       (7,449)
                                                                   _____________________
     Net cash provided by (used in) operating activities            48,800      (31,609)

Cash Flows From Investing Activities
  Additions to property and equipment                             (29,871)      (36,943)
                                                                 ________________________
     Net cash used in investing activities                        (29,871)      (36,943)

Cash Flows From Financing Activities
  Borrowing under line of credit agreement                           5,000        42,100
  Proceeds (repayment) of long-term debt                          (13,241)        26,778
  Issuance of common stock related to stock plan                     1,812         1,290
  Repurchase of common stock                                       (8,054)      (12,855)
  Dividends paid                                                   (4,428)       (3,684)
                                                                  _______________________
     Net cash provided by (used in) financing activities          (18,911)        53,629
                                                                  ______________________
Net Increase (Decrease) In Cash                                         18      (14,923)
  Cash
     Beginning of year                                              23,581        32,307
                                                                   _____________________
     End of quarter                                                $23,599       $17,384

See notes to condensed consolidated financial statements.

                             ROSS STORES, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Three and Nine Months Ended October 28, 1995 and October 29, 1994
                                (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 28, 1995 and October 29, 1994; the interim results of operations for the three and nine months ended October 28, 1995 and October 29, 1994; and cash flows for the nine months then ended. The balance sheet at January 28, 1995, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

Accounting policies followed by the company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 28, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 28, 1995.

The results of operations for the three and nine month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements at October 28, 1995 and October 29, 1994, and for the three and nine months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

NOTE B - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Total cash paid for interest and income taxes is as follows:

                            Nine Months Ended
                        ______________________________________
($000, unaudited)       October 28, 1995      October 29, 1994

Interest                          $2,822                $2,715
Income Taxes                     $17,476               $16,528

NOTE C - BUSINESS INTERRUPTION INSURANCE PROCEEDS

During the third quarter of fiscal 1994, the company recorded $10.4 million in pre-tax income from the settlement agreement with its insurance carrier for claims related to the impact on business during the first half of 1994 that resulted from the roof collapse of its distribution center in Carlisle, Pennsylvania. These insurance proceeds were received in November 1994.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of October 28, 1995 and October 29, 1994, and the related condensed consolidated statements of earnings for the three-month and nine-month periods then ended and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


November 17, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

PERCENTAGE OF SALES
                                              Three Months Ended        Nine Months Ended
                                            ______________________  _______________________
                                            October 28, October 29, October 28,  October 29,
                                                   1995        1994        1995        1994

SALES
 Sales ($000)                                  $330,682    $294,960    $979,319      $871,464
 Sales growth                                     12.1%       12.5%       12.4%         12.1%
 Comparable store sales growth                       4%          1%          2%            3%

COSTS AND EXPENSES
 Cost of goods sold and occupancy                  71.8%       72.9%       72.5%         72.6%
 General, selling and administrative               22.0%       21.9%       21.4%         21.7%
 Depreciation and amortization                      2.1%        2.1%        2.1%          2.0%
 Interest                                           0.1%        0.4%        0.3%          0.3%
 Insurance proceeds                                   0%      (3.5%)          0%        (1.2%)

NET EARNINGS                                        2.4%        3.8%        2.3%          2.8%



Sales

The results of operations for the three and nine months ended October 28, 1995, over the same periods last year, reflect an increase in the level of operations which was due to the greater number of open stores during the current period as well as an increase in comparable store sales.

Costs and Expenses

The declines from the prior year in the cost of goods sold and occupancy percentage for the three and nine month periods were primarily due to (i) an increase in the initial mark-up from purchasing more opportunistically and (ii) lower markdowns as a percentage of sales which when combined more than offset an increase in freight costs.

General, selling and administrative expenses as a percentage of sales increased incrementally from the prior year during the three months ended October 28, 1995. Higher variable incentive accruals during the quarter offset the favorable year-to-date leverage in advertising and store expenses which contributed to a decline in this ratio for the nine months ended October 28, 1995.

Net earnings for the three months ended October 28, 1995, totaled $7.9 million, or $.32 per share, compared to net earnings of $4.8 million, or $.20 per share, for the three months ended October 29, 1994, which excludes the prior year's one-time, after-tax, insurance proceeds of approximately $6.2 million or $.25 per share.

During the third quarter of 1994, the company entered into a settlement agreement with its insurance carrier for claims related to the impact on business during the first half of 1994 that resulted from the roof collapse of its distribution center in Carlisle, Pennsylvania in March 1994. The insurance proceeds from this settlement were included in accounts receivable at the end of the 1994 third quarter and were received in November 1994.

Taxes on Earnings

The company's effective tax rate for the second quarter of 1995 and 1994 was 40%. The rate for both periods reflects the applicable statutory tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash during the first nine months of fiscal 1995 were for (i) an increase in inventory partially offset by a corresponding increase in accounts payable, (ii) capital expenditures for new stores and improvements to existing locations, (iii) reduction in long-term debt and
(iv) repurchase of the company's common stock. Total inventories were up 5% at the end of the third quarter from last year driven primarily by an increase in the number of open stores over the prior year. The accounts payable increase was primarily a timing issue due to receipts of merchandise inventories later in the period than in the prior year, resulting in a fresher inventory mix at the end of the quarter. Lower borrowings and lower interest rates resulted in a decline in interest expense.

On May 8, 1995, the company announced a continuation of its prior stock repurchase program by authorizing the buyback of an additional one million shares of its common stock. It is the company's intention to repurchase the shares over time through open market purchases and/or through other transactions.

The company believes it can fund its capital needs for the remainder of the fiscal year and the next twelve months and the current stock repurchase program through internally generated cash, trade credit, established bank lines and lease financing.

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

10.4 Second Amendment to Revolving Credit Agreement, effective on June 15, 1995 by and among Ross Stores, Banks and Wells Fargo, National Association, as agent for Banks, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended July 29,1995.

10.5 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto ("Credit Agreement"), incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.6 First Amendment to Credit Agreement, dated as of June 20, 1995, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the several financial institutions party to the Credit Agreement, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 29, 1995.

       MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
       (EXHIBITS 10.7 - 10.25)

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

10.12 Third Amended and Restated Ross Stores Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

10.13 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

10.14 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

10.15 Employment Agreement by and between Ross Stores and Norman A. Ferber, effective as of June 8, 1994, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.16 Amendment to Employment and Stock Grant Agreements by and between Ross Stores and Norman A. Ferber, effective as of March 16, 1995.

10.17 Amended and Restated Employment Agreement by and between Ross Stores and Norman A. Ferber, effective as of June 1, 1995.

10.18  Agreement between Ross Stores and Norman A. Ferber, dated
       August 22, 1995.

10.19 Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross
       Stores for its quarter ended April 30, 1994.

10.20 Amendment to Employment and Stock Grant Agreements by and between Ross Stores and Melvin A. Wilmore, effective as of March 16, 1995.

10.21 Second Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of June 1, 1995.

10.22  Agreement  between  Ross Stores and Melvin  A.  Wilmore,  dated
       August 22, 1995.

10.23 Employment Agreement by and between Ross Stores and Michael Balmuth, effective as of February 1, 1995, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross
       Stores for its quarter ended April 29, 1995.

10.24 Amendment to Employment Agreement by and between Ross Stores and Michael Balmuth, effective as of June 1, 1995.

10.25 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of March 16, 1995, incorporated by reference to
       Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

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


                           ROSS STORES, INC.
                           Registrant

Date:  December 8, 1995    /s/John Vuko
                           John M. Vuko, Senior Vice President, Controller
                           and Principal Accounting Officer

                             INDEX TO EXHIBITS
Exhibit
Number    Exhibit
_______   ________

3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-B (the "Form 8-B") filed September 1, 1989 by Ross Stores, Inc., a Delaware corporation ("Ross Stores").

3.2 Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross
          Stores for its quarter ended October 29, 1994.

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

10.4 Second Amendment to Revolving Credit Agreement, effective on June 15, 1995 by and among Ross Stores, Banks and Wells Fargo, National Association, as agent for Banks, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended July 29, 1995.

10.5 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto ("Credit Agreement"), incorporated by reference to Exhibit
          10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.6 First Amendment to Credit Agreement, dated as of June 20, 1995, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the several financial institutions party to the Credit Agreement, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 29, 1995.

          MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
          (EXHIBITS 10.7 - 10.25)

10.7 Amended and Restated 1992 Stock Option Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1995 for its Annual Stockholders Meeting held May 25, 1995.

Exhibit
Number    Exhibit
_______   _______

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

10.12 Third Amended and Restated Ross Stores Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

10.13 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

10.14 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

10.15 Employment Agreement by and between Ross Stores and Norman A. Ferber, effective as of June 8, 1994, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.16 Amendment to Employment and Stock Grant Agreements by and between Ross Stores and Norman A. Ferber, effective as of March 16, 1995.

10.17 Amended and Restated Employment Agreement by and between Ross Stores and Norman A. Ferber, effective as of June 1, 1995.

10.18     Agreement between Ross Stores and Norman A. Ferber, dated
          August 22, 1995.

10.19 Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

10.20 Amendment to Employment and Stock Grant Agreements by and between Ross Stores and Melvin A. Wilmore, effective as of March 16, 1995.

10.21 Second Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of June 1, 1995.

10.22     Agreement between Ross Stores and Melvin A. Wilmore, dated
          August 22, 1995.

10.23 Employment Agreement by and between Ross Stores and Michael Balmuth, effective as of February 1, 1995, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

10.24 Amendment to Employment Agreement by and between Ross Stores and Michael Balmuth, effective as of June 1, 1995.

10.25     Consulting Agreement between Ross Stores and Stuart G.
          Moldaw, effective as of March 16, 1995, incorporated by reference to Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

11        Statement re:  Computation of Per Share Earnings.

15        Letter re: Unaudited Interim Financial Information.

27        Financial Data Schedule (submitted for SEC use only).