Form 10-K
period 1996-02-03
ROSS STORES INC
filed 1996-04-29
CIK 745732

===========================================================================
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

        (Mark one)
         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended February 3, 1996

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
           including area code

     Securities registered pursuant               None
      to Section 12(b) of the Act:

     Securities registered pursuant
      to Section 12(g) of the Act:
                                          Name of each exchange
          Title of each class              on which registered
      ----------------------------      -------------------------

      Common stock, par value $.01             NASDAQ/NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No ____

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    ______

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 4, 1996 was $639,990,963. Shares of voting stock held by each director and executive officer and each person who on that date owned 10% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on April 4, 1996 was 25,069,878.

Documents incorporated by reference:
     Portions of the Proxy Statement for Registrant's Annual
     Meeting of Stockholders, to be held Thursday, May 30, 1996, are incorporated herein by reference into Part III.

=============================================================================

PART I


ITEM 1.  BUSINESS

     Ross Stores, Inc. ("Ross" or "company") operates a chain of off-price retail apparel stores which target value conscious men and women between the ages of 25 and 54 in white collar, middle-to-upper middle income households which the company believes to be the largest customer segment in the retailing industry. The decisions of the company, from merchandising, purchasing and pricing, to the location of its stores, are aimed at this customer base. The company offers its merchandise at low everyday prices, generally 20% to 60% below regular prices of most department and specialty stores. The company believes it derives a competitive advantage by offering a wide assortment of quality brand-name merchandise within each of its merchandise categories in an attractive easy-to-shop environment.

     Ross Stores' mission is to offer competitive values to its target customers by focusing on the following key strategic objectives:

- -    Achieve an appropriate level of brands and labels at strong discounts throughout the store;

- -    Meet customer needs on a more regional basis;

- -    Deliver an in-store shopping experience that reflects the
     expectations of the off-price customer; and

- -    Manage real estate growth to maintain dominance or achieve parity with the competition in key markets.

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

Merchandising, Purchasing and Pricing

     Ross seeks to provide its target customers with a wide assortment of first quality, in-season, name brand apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% from regular department and specialty store prices, as well as similar savings on fragrances and gift items for the home. In 1995 Ross continued its introduction of the Bed and Bath Department -- featuring tabletop, bed and bath linens and bath accessories. This department is now in 186 stores. The company reviews its merchandise mix each week, enabling it to respond to merchandise trends and purchasing opportunities in the market. The company's merchandising strategy is reflected in its television and newspaper advertising, which emphasizes a strong value message: Ross' customers get great prices every day of the year. Although not a fashion leader, the company sells recognizable branded merchandise that is current and fashionable in each category.

     Merchandising. The Ross merchandising strategy incorporates mainly in-season apparel, shoes and accessories for the entire family, as well as fragrances and giftware and linens for the home. The company's emphasis on brand names reflects management's conviction that brand-name merchandise sold at compelling prices will continue to be an important determinant of its success. Ross leaves the brand-name label on the merchandise it sells.

     The company has established a merchandise assortment which it believes is attractive to its target customer group. Although Ross offers fewer classifications of merchandise than most department stores, the company generally offers a large selection of brand names within each classification with a wide assortment of vendors, prices, colors, styles and fabrics within each size. During the year ended February 3, 1996, the overall merchandise sales mix was approximately 95% first quality merchandise and 5% irregulars. During the past year, the respective departments accounted for total sales approximately as follows: Ladies 40%,

Men's 23%, Accessories, Hosiery and Lingerie 10%, Shoes 10%,
Children's 8%, and Fragrances, Home Accents and Bed and Bath 9%.

     Purchasing. During the past three years, no single vendor has accounted for more than 2.5% of the company's purchases. The company continues to add new vendors and believes it has adequate sources of first quality merchandise to meet its requirements. The company purchases the vast majority of its merchandise directly from manufacturers and has not experienced any difficulty in obtaining sufficient inventory.

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

     The company has increased its emphasis in recent years on opportunistic purchases created by manufacturer overruns and canceled orders during and at the end of a season. These buys are referred to as "closeout" or "packaway" purchases. Closeouts can be shipped to stores in season or stored in the company's warehouses until the beginning of the next selling season (i.e., packaway). Closeouts allow the company to get in season goods in its stores at lower prices. Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within the merchandise assortments. Packaway merchandise are goods that are not usually affected by seasonal shifts in fashion trends and allow the company to maintain a comfortable per store stock level.

     Ross, unlike most department and specialty stores, does not require that manufacturers provide it with promotional and markdown allowances, return privileges and delayed deliveries.
In addition, deliveries are made to one of the company's two distribution centers. These flexible requirements further enable the company's buyers to obtain significant discounts on in-season purchases.

     Ross' buying offices are located in New York City and Los Angeles, the nation's two largest apparel markets. These strategic locations allow buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers. These locations also enable the company's buyers to strengthen vendor relationships -- a key determinant in the success of its off-price buying strategies.

     The company's buyers have an average of 15 years of experience, including experience with other retailers such as Bloomingdale's, Burlington Coat Factory, Dayton Hudson, Lord & Taylor, Macy's, Marshalls, TJ Maxx and Value City. In keeping with its strategy, over the past four years, the company increased the size of its merchandising staff, which is comprised of general and divisional merchandise managers, counselors, buyers and assistant buyers. Management believes that these increased resources will enable its merchants to spend even more time in the market, which should strengthen the company's ability to procure the most desirable brands at competitive discounts.

     The combination of the above off-price buying strategies enables the company to purchase merchandise at net prices which are lower than prices paid by department and specialty stores.

     As a summary, important factors in the company's ability to execute its purchasing strategy are the following:

- -    An enlarged merchandising staff strategically located in the
     New York and Los Angeles garment districts;

- -    Experienced buyers who select and price the merchandise for the company's stores and make markdown decisions with pre-arranged budgets as a guide;

- -    Off-price buying techniques that enable the company to offer strong discounts everyday on name brand merchandise;

- -    A fully-integrated, on-line management information system
     which provides buyers with accurate and timely information on a weekly basis; and

- -    The company's ability to pay its vendors quickly.

     Pricing. The company's policy is to sell merchandise which can generally be priced at 20% to 60% less than most department and specialty store regular prices. The Ross pricing policy is to affix to brand name merchandise a ticket displaying the company's selling price as well as the estimated comparable selling price of that item at department and specialty stores.

     The Ross pricing strategy differs from that of a department or specialty store. Ross purchases its merchandise at lower prices and marks it up less than a department or specialty store. This strategy enables Ross to offer customers consistently low prices. Ticketed prices are not increased and are reviewed weekly for possible markdowns based on the rate of sales and the end of fashion seasons to promote faster turnover of inventory and accelerate the flow of fresh merchandise.

The Ross Store

     As of February 3, 1996, the company operated 292 stores. They are conveniently located predominantly in community and neighborhood strip shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, the company clusters stores to maximize economies of scale in advertising, distribution and management. During 1995, the average Ross store employed approximately 36 full-and part-time people.

     The company believes a key element of its success is the attractive, easy-to-shop environment in its stores which allows each customer to shop at his or her own pace. The Ross store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. Ross encourages its customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere. At most stores, shopping carts are available at the entrance for customer convenience. Checkout stations are located at store entrances for customer ease and efficient employee assignment.

     The Ross store is designed for customer convenience in its merchandise presentation, dressing rooms, and checkout and merchandise return areas. It is the company's policy to minimize transaction time for the customer at the checkout counter by opening a new register whenever a line has three or more customers and by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. Approximately 36% of payments are made with credit cards. Ross provides cash or credit card refunds on all merchandise returned with a receipt within 30 days.

Operating Costs

     Consistent with the other aspects of its business strategy, Ross strives to keep operating costs as low as possible. Among the factors which have enabled the company to operate at low costs to date are:

- -    Reduced in-store labor costs resulting from (i) a store
     design that creates a self-selection retail format and (ii) the utilization of labor saving technologies;

- -    Economies of scale with respect to both general and
     administrative costs as a result of centralized merchandising, marketing and purchasing decisions and market dominance.

- -    Model store layout criteria which facilitate conversion of existing buildings to the Ross format; and

- -    A fully-integrated, on-line management information system
     which enables the company to respond quickly when making purchasing, merchandising and pricing decisions.

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

     Ross is developing new systems to improve its distribution process. The company's objective is to automate as many functions as possible thereby reducing paper flow and its associated costs. The company's new Distribution Center Information System should contribute to improved merchandise flow, faster and more accurate processing of receipts, reduced labor costs and shrinkage, and better reporting to facilitate decision-making by managers. The Distribution Center Information System is expected to be fully implemented in fiscal 1996 which is when the company expects that it will begin to realize cost benefits.

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

     In addition to its new Distribution Center Information System, the company developed new store-based systems which are designed to speed up, simplify and automate most transactions at the point of sale and the stores' back offices. Ross conducted a pilot test in the summer of 1995 followed by a limited store roll-out for the remainder of 1995. A chain-wide roll-out is planned for 1996. The company expects that it will begin to realize benefits from these improvements in 1996 as the technology is phased into more stores.

Advertising

     The company utilizes extensive advertising which emphasizes quality, brand-name merchandise at low everyday prices. The company predominantly uses television advertising. This reflects the company's belief that overall television is the best medium for presenting Ross' everyday low price message.

Trademarks

     The trademark for Ross Dress For Less has been registered with the United States Patent and Trademark Office.

Employees

     On February 3, 1996, the company had 11,935 employees which includes an estimated 7,293 part-time employees. Additionally, the company hires temporary employees -- especially during the peak seasons. The company's employees are non-union. Management of the company considers the relationship between the company and its employees to be excellent.

Competition

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

     Nevertheless, the national apparel retail market is highly fragmented. Ross faces intense competition for business from department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources than the company. The retail apparel business may become even more competitive in the future. In addition, during 1995, the off-price industry experienced its first major step toward consolidation when TJX Companies, Inc. acquired the Marshalls division of Melville Corporation in the fourth quarter of 1995. The company is monitoring this situation to determine what, if any, effect this transaction may have on Ross Stores business and operations, as it is possible that the increased resources of this newly combined entity could pose additional competitive challenges to the company. However, the company also believes that this merger could have potential benefits by partially relieving some of the pressure caused by promotions and over-capacity in the off-price sector.

Forward-Looking Statements and Factors Affecting Future
Performance

     This report includes a number of forward-looking statements which reflect the company's current views with respect to future events and financial performance, including statements in the Business and the MD&A sections concerning the company's operations and competitive strengths. In this report the words, "expect," "anticipate," "believe" and similar expressions identify forward-looking statements.

     The company's continued success depends, in part, upon its ability to increase sales at existing locations, to open new stores and to operate stores on a profitable basis. There can be no assurance that the company's existing strategies and store expansion program will result in a continuation of revenue and profit growth. Future economic and industry trends that could potentially impact revenue and profitability remain difficult to predict.

     As a result, the forward-looking statements that are contained herein are subject to certain risks and uncertainties that could cause the company's actual results or operations to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, a continuation or exacerbation of the current over-capacity problem affecting the industry, or changes in the level of consumer spending on or preferences in apparel. In addition, the company's headquarters, one distribution center and 46% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster could significantly impact the company's operating results and financial condition.

     In addition to the above factors, the apparel industry is highly seasonal. The combined sales of the company for the third and fourth (holiday) fiscal quarters are higher than the combined sales for the first two fiscal quarters. The company has realized a significant portion of its profits in each fiscal year during the fourth quarter. Intensified price competition, lower-than-anticipated consumer demand or other seasonal factors, if they were to occur during the last six months, and in particular during the fourth quarter, could adversely affect the company's fiscal year results.


ITEM 2.  PROPERTIES

Stores

     From August 1982 to February 3, 1996, the company expanded from six stores in California to 292 stores in 18 states:
Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Maryland, Nevada, New Jersey, New Mexico, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Virginia and Washington. All stores are leased, with the exception of one.

     During fiscal 1995, the company opened 21 new Ross `Dress For Less' stores and closed four existing locations. The typical new Ross store is approximately 28,160 square feet, yielding approximately 22,600 square feet of selling space. As of February 3, 1996, the company's 292 stores generally ranged in size from about 24,000 to 30,000 gross square feet, and had an average of 22,000 square feet of selling space.

     During the fiscal year ended February 3, 1996, no one store accounted for more than approximately 1% of the company's sales.
The company carries earthquake insurance on its corporate headquarters and both distribution centers but not on its stores.

     The company's real estate strategy is to open additional stores mainly in existing market areas, to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market. In fiscal 1996 and 1997, the company plans to focus its new store growth primarily in existing markets.

     Where possible, the company has obtained sites in existing buildings requiring minimal alterations. This has allowed Ross to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. To date, the company has been able to secure leases in suitable locations for its stores. At February 3, 1996, the majority of the company's stores had unexpired original lease terms ranging from one to ten years with two to three renewal options of five years each. The average unexpired original lease term of its leased stores is six years, or 19 years if renewal options are included. (See Note D to the Consolidated Financial Statements.) Most of the company's store leases contain a provision for percentage rental payments after a specified sales level has been achieved.


Distribution Centers

     The company currently leases its Newark, California distribution center which is also the company's corporate headquarters. The company owns its distribution center in Carlisle, Pennsylvania which had an outstanding mortgage value of $9.8 million at the end of the 1995 fiscal year.

     The company's two distribution centers provide the company with the potential distribution capacity to support its growth through at least 1998 through ongoing efforts to streamline the distribution processes and to potentially increase processing capacity through expanded work shifts. The company's warehouse capabilities are approaching capacity. Management currently is studying its options on the best way to meet its future warehousing needs.


ITEM 3. LEGAL PROCEEDINGS

     The company is a party to routine litigation incident to its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the company. Some of the lawsuits to which the company is a party are covered by insurance and are being defended by the company's insurance carriers.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT


     The following list sets forth the names and ages of all executive officers of the company, indicating each person's principal occupation or employment during the past five years. The term of office is at the pleasure of the Board of Directors.

       Name            Age        Position

  Norman A. Ferber     47     Director, Chairman of the Board and
                              Chief Executive Officer

  Melvin A. Wilmore    50     Director, President and
                              Chief Operating Officer

  Michael A. Balmuth   45     Executive Vice President,
                              Merchandising


  James S. Fassio      41     Senior Vice President,
                              Property Development

  Daniel P. Ferguson   49     Senior Vice President,
                              Distribution


  Barry S. Gluck       43     Senior Vice President and
                              General Merchandising Manager

  Peter C.M. Hart      45     Senior Vice President,
                              Management Information Systems

  James S. Jacobs      51     Senior Vice President,
                              Store Operations

  Irene Jamieson       45     Senior Vice President and
                              General Merchandising Manager

  Stephen F. Joyce     54     Senior Vice President,
                              Human Resources

  Barbara Levy         41     Senior Vice President and
                              General Merchandising Manager

  John M. Vuko         45     Senior Vice President, Controller
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

     Mr. Ferguson has served as Senior Vice President,
Distribution since July 1995 when he joined the company. Prior to joining Ross, Mr. Ferguson served as Vice President of Distribution and Transportation of Marshall's from April 1994 to
July 1995 and as the Director/General Manager of Marshall's distribution from October 1989 to March 1994.

     Mr. Gluck has served as Senior Vice President and General Merchandise Manager since August 1993. He joined the company in February 1989 as Vice President and Divisional Merchandise Manager. Prior to joining Ross, Mr. Gluck served as General Merchandise Manager, Vice President for Today's Man from May 1987 to February 1989.

     Mr. Hart became Senior Vice President, Management Information Systems (MIS) in July 1995 when Mr. Hart decided to focus solely on the responsibility for the MIS department. Prior to that, Mr. Hart served as Senior Vice President, MIS and Distribution since November 1988. From January 1987 to November 1988, he served as Senior Vice President of MIS. Mr. Hart joined the company in February 1983.

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

     Ms. Levy has served as Senior Vice President and General Merchandise Manager since May 1993. Prior to joining Ross, Ms. Levy was with R. H. Macy & Co., Inc. most recently as Senior Vice President and General Merchandise Manager from January 1992 to April 1993 and before that as their Regional Director - Stores from May 1989 to January 1992 and from August 1985 to May 1989 as their Divisional Merchandise Manager - Better Sportswear.

     Mr. Vuko has served as Senior Vice President, Controller and
Principal Accounting Officer since June 1992. He joined the company in October 1989 as Vice President, Treasurer and
Controller.

                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note J to the Consolidated Financial Statements in Item 8 of this document which is incorporated herein by reference. The company's stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol ROST. The number of stockholders of record as of April 10, 1995 was 931. During fiscal 1994 and 1995, the company paid a quarterly cash dividend of $0.05 and $0.06, respectively, per common share. On January 25, 1996, the Board of Directors increased the quarterly dividend to $0.07 per common share.


ITEM 6.   SELECTED FINANCIAL DATA


($000, except per share data)     1995<F1>        1994         1993        1992        1991       1990

Operations

Sales                           $1,426,397  $1,262,544   $1,122,033 $1,043,062    $926,377   $798,350
Cost of goods sold and
          occupancy              1,031,455     920,265      814,745     742,749     656,504    568,896
         Percent of sales            72.3%       72.9%        72.6%       71.2%       70.9%      71.3%
General, selling and
         administrative            293,051     263,777      235,558     221,795     203,120    184,140
         Percent of sales            20.5%       20.9%        21.0%       21.3%       21.9%      23.1%
Depreciation and
         amortization               27,033      24,017       20,539      18,740      15,922     13,140
Interest                             2,737       3,528        2,318       3,071       5,395      6,955
Insurance Proceeds                            (10,412)
Earnings before taxes               72,121      61,369       48,873      56,707      45,436     25,219
         Percent of sales             5.1%        4.9%         4.4%        5.4%        4.9%       3.2%
Provision for taxes
         on earnings                28,849      24,548       19,549      22,683      17,720      8,574
Net earnings                        43,272      36,821       29,324      34,024      27,716     16,645
         Percent of sales             3.0%        2.9%         2.6%        3.3%        3.0%       2.1%
Earnings per fully-diluted
         common share                $1.73       $1.49        $1.14       $1.30       $1.09      $ .72
Cash dividends declared per
         common share                 $.25        $.21         $.05



<F1> Fiscal 1995 is a 53-week year; all other fiscal years are 52 weeks.


($000, except per share data)     1995<F1>         1994         1993        1992      1991       1990

Financial Position

Merchandise inventory             $295,965     $275,183     $228,929    $221,048  $185,041   $157,899
Property and equipment, net        181,376      171,251      144,152     128,070   126,848    114,913
Total assets                       541,152      506,241      437,371     419,870   357,690    309,543
Working capital                    121,550      131,776      125,047     121,012    77,448     67,002
Current ratio                        1.5:1        1.7:1        1.8:1       1.8:1     1.6:1      1.6:1
Total debt                           9,806       46,069       33,308      33,525    40,723     57,600
Stockholders' equity               291,516      254,551      228,222     209,595   162,583    123,064
Book value per common share
    outstanding at year-end         $11.85       $10.42        $9.24       $8.23     $6.64      $5.33
Total debt as a percent of
    total capitalization                3%          15%          13%         14%       20%        32%
Return on average
    stockholders' equity               16%          15%          13%         18%       19%        15%


Operating Statistics

Number of stores opened                 21           35           22          23        20         29
Number of stores closed                  4            3            2           3         2
Number of stores at year-end           292          275          243         223       203        185
Comparable store sales increase
    (decline) (52-week basis)           2%           2%         (1%)          3%        2%       (3%)
Sales per square foot of selling
    space (52-week basis)<F2>         $230         $227         $222        $222      $214       $208
Square feet of selling space
    at year-end (000)                6,276        5,901        5,210       4,879     4,518      4,155
Number of employees at
    year-end                        11,935       10,516        8,949       8,156     7,397      7,164
Number of fully-diluted shares
    at year-end (000)               25,056       24,723       25,791      26,249    25,496     23,251
Number of common stockholders
    of record at year-end            1,022        1,168        1,275       1,381     1,340      1,715


<F1>  Fiscal 1995 is a 53-week year; all other fiscal years are 52 weeks.
<F2>  Based on average annual selling square footage.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

For the fiscal years ended February 3, 1996, January 28, 1995 and
January 29, 1994 (referred to as 1995, 1994 and 1993).

Results of Operations

     Stores. Total stores open at the end of 1995, 1994 and 1993 were 292, 275 and 243. During 1995, the company opened 21 new stores and closed 4 stores. During 1994, the company opened 35 new stores and closed 3 stores. In 1993, the company opened 22 new stores and closed 2 stores.

     Sales. Sales were $1.426 billion, $1.263 billion and $1.122 billion in 1995, 1994 and 1993, with each year consisting of 53, 52 and 52 weeks, respectively. Comparable store sales increased 2% for 1995 on a 52 week basis, increased 2% for 1994 and decreased 1% for 1993. The increases in sales for 1995 and 1994 were due to a greater number of stores in operation and an increase in comparable store sales (and the 53rd week in 1995). The company anticipates that the competitive climate for apparel and off-price retailers will continue in 1996. Management expects to address that challenge by fine-tuning its assortment of competitive discounts on name brand merchandise in an effort to maintain or widen the value differential the company offers compared to department and specialty store prices. Although the company's existing strategies and store expansion program contributed to sales and earnings gains in 1994 and 1995, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

     Cost of Goods Sold and Occupancy. Cost of goods sold and occupancy as a percentage of sales was 72%, 73% and 73% for 1995, 1994 and 1993. The reduction in the cost of goods sold and occupancy ratio in 1995 resulted primarily from increased levels of opportunistic and in-season purchases which created better values for our customer. There can be no assurance that this improvement will continue in future years.

     General, Selling and Administrative Expenses. General, selling and administrative expenses were 21% of sales for 1995, 1994 and 1993. During 1995, 1994 and 1993, management increased its focus on strong expense controls that enabled the company to make investments in an expanded merchandise organization over this period and a new market in Houston in 1994 while maintaining a flat expense ratio.

     The largest component of general, selling and administrative expenses is payroll. The total number of employees, including both full and part-time, at year-end 1995, 1994 and 1993 was approximately 11,900, 10,500 and 8,900.

     Depreciation and Amortization. Depreciation and amortization as a percentage of sales has remained relatively constant over the last three years, due primarily to the consistent level of assets in each store.

     Interest. The decrease in interest expense in 1995 from 1994 was due to lower borrowings, due in part to improved inventory turnover and improved vendor terms which more than offset expenditures for the repurchase of common stock. The increase in interest expense in 1994 from 1993 resulted from higher interest rates and higher average borrowings, due in part to the company's stock repurchase program and the opening of more stores.

     Insurance Proceeds. In March 1994, a section of the roof at the company's distribution center in Carlisle, Pennsylvania collapsed due to unusually heavy snow accumulation. The distribution center in Newark, California was utilized to support the flow of goods to the stores until July 1994, when the east coast distribution center began operating at normal capacity again. In October 1994, the company entered into a settlement agreement with its insurance carrier for claims related to the impact on business that resulted from the roof collapse. This settlement included proceeds of $10.4 million for business interruption.

     Taxes on Earnings. The company's effective rate for 1995, 1994 and 1993 was 40%, which represents the applicable statutory rates reduced by the federal benefit received for state taxes.

Financial Condition

     Liquidity and Capital Resources. During 1995, 1994 and 1993, liquidity and capital requirements were provided by cash flows from operations, bank borrowings and trade credit. The company's store sites, central office, and California distribution center, as well as the buying offices, are leased and except for certain leasehold improvements and equipment, do not represent long-term capital investments. Commitments related to operating leases are described in Note D to the Consolidated Financial Statements. The company's east coast distribution center is owned by the company and is financed by a ten-year mortgage (see Note C to the Consolidated Financial Statements). Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary trade practices with the company's vendors. Management regularly reviews the adequacy of credit available to the company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the company.

     During 1995, the primary uses of cash, other than for operating expenditures, were for merchandise inventory and property and equipment to open 21 new stores, the remodeling of 8 stores, repurchases in the open market of 0.8 million shares of the company's common stock, and quarterly dividend payments. During 1994, the primary uses of cash, other than for operating expenditures, were for merchandise inventory and property and equipment to open 35 new stores, the remodeling of 32 stores, a planned increase in packaway merchandise, repurchases in the open market of 0.8 million shares of the company's common stock, the acquisition of lease rights for eight new stores, and quarterly dividend payments. In 1993, the primary uses of cash, other than for operating expenditures, were for merchandise inventory and property and equipment to open 22 new stores, the remodeling of 12 stores, timing of accounts payable payments, and repurchases in the open market of 1.2 million shares of the company's common stock. In 1995, 1994 and 1993, the company spent approximately $42 million, $52 million and $33 million for capital expenditures, net of leased equipment, that included fixtures and leasehold improvements to open 21, 35 and 22 stores, remodeling costs for 8, 32 and 12 stores and modifications to our New York buying office, purchase of previously leased equipment and various expenditures for existing stores and the central office.

     The company currently anticipates opening 12 to 18 stores annually through 1997. The company anticipates that this growth will be financed primarily from cash flows from operating activities and available credit facilities.

     The company's Board of Directors declared quarterly dividends of $.05 per common share in June, August and November 1994; and $.06 per common share in January, May, August and November 1995. In January 1996, a 17% increase in the quarterly dividend payment to $.07 per common share was declared by the Board of Directors, payable on or about April 1, 1996. The company uses cash flows from operating activities and available cash resources to provide for dividends.

     In February 1996 the company announced that its Board of Directors authorized a two million share expansion in the company's stock repurchase program. The company anticipates funding this program through cash flows from operating activities and available credit facilities.

     The company has available under its principal bank credit agreement a $110 million revolving credit facility, which expires in July 1998. In June 1994, the company obtained an additional short-term credit facility of $10 million adding to its existing short-term credit facilities of $40 million. These facilities are available until canceled by either party. At year-end 1995 and 1994, there were no outstanding balances under any revolving credit facility. In June 1994, the company signed a revolving term loan credit agreement with a bank due June 2000 for $60 million. The company had no outstanding balance on this term loan at year-end 1995. For additional information relating to these obligations, refer to Note C to the Consolidated Financial Statements.

     Working capital was $122 million at the end of 1995 compared to $132 million at the end of 1994 and $125 million at the end of 1993. At year-end 1995, 1994 and 1993, the company's current ratios were 1.5:1, 1.7:1 and 1.8:1. The percentage of long-term debt to total capitalization at year-end 1995, 1994 and 1993 was 3%, 15% and 13%.

     The company's primary source of liquidity is the sale of its merchandise inventory. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through markdowns and clearances.

     The company realized stronger cash flows in 1995 due to increased earnings, tighter inventory controls with improved inventory turnover and lower capital expenditures which enabled the company to paydown all bank borrowings at year-end.

     The company estimates that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to provide for the two million share stock repurchase announced in February 1996, dividend payments and planned capital additions during the upcoming year.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                   CONSOLIDATED BALANCE SHEETS

                                                 February 3,       January 28,
($000, except per share data)                           1996              1995

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $23,426           $23,581
  Accounts receivable                                  9,901             5,360
  Merchandise inventory                              295,965           275,183
  Prepaid expenses and other                          13,474            12,157
                                                     _______           _______
         Total Current Assets                        342,766           316,281

PROPERTY AND EQUIPMENT
  Land and buildings                                  24,102            23,723
  Fixtures and equipment                             156,811           145,427
  Leasehold improvements                             123,829           111,615
  Construction-in-progress                            16,808            12,490
                                                     _______           _______
                                                     321,550           293,255
  Less accumulated depreciation and amortization     140,174           122,004
                                                     _______           _______
                                                     181,376           171,251

Other assets                                          17,010            18,709
                                                     _______           _______
                                                    $541,152          $506,241


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $137,653          $109,589
  Accrued expenses and other                          42,944            48,472
  Accrued payroll and benefits                        30,064            21,705
  Income taxes payable                                10,555             4,739
                                                     _______           _______
         Total Current Liabilities                   221,216           184,505
  Long-term debt                                       9,806            46,069
  Deferred income taxes and other liabilities         18,614            21,116
STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share
         Authorized 100,000,000 shares
         Issued and outstanding 24,601,000 and
        24,433,000 shares                                246               244
  Additional paid-in capital                         133,409           125,451
  Retained earnings                                  157,861           128,856
                                                     _______           _______
                                                     291,516           254,551
                                                     _______           _______
                                                    $541,152          $506,241


See notes to consolidated financial statements.

                             CONSOLIDATED STATEMENTS OF EARNINGS

                                          Year Ended      Year Ended      Year Ended
                                         February 3,     January 28,     January 29,
($000, except share data)                   1996<F1>            1995            1994

SALES                                     $1,426,397      $1,262,544      $1,122,033

COSTS AND EXPENSES
    Cost of goods sold and occupancy       1,031,455         920,265         814,745
    General, selling and administrative      293,051         263,777         235,558
    Depreciation and amortization             27,033          24,017          20,539
    Interest                                   2,737           3,528           2,318
    Insurance proceeds                                      (10,412)
                                           _________       _________      __________
                                           1,354,276       1,201,175       1,073,160

Earnings before taxes                         72,121          61,369          48,873
Provision for taxes on earnings               28,849          24,548          19,549
                                           _________        ________      __________
Net earnings                                 $43,272         $36,821         $29,324



EARNINGS PER SHARE
    Primary                                    $1.75           $1.49           $1.14
    Fully-diluted                              $1.73           $1.49           $1.14


WEIGHTED AVERAGE SHARES OUTSTANDING (000)
    Primary                                   24,752          24,707          25,715
    Fully-diluted                             25,056          24,723          25,791


<F1>     Fiscal 1995 is a 53-week year; all other years are 52 weeks.

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                        Common Stock
                                                           Additional
                                                              Paid-In    Retained
  (000)                                 Shares   Amount       Capital    Earnings        Total


  BALANCE AT JANUARY 30, 1993           25,461     $255      $119,743     $89,597     $209,595
  Common stock issued under stock
       plans, including tax benefit        414        4         8,101                    8,105
  Stock repurchased                    (1,180)     (12)       (5,771)    (11,791)     (17,574)
  Net earnings                                                             29,324       29,324
  Dividends declared                                                      (1,228)      (1,228)
                                        ______     ____       _______     _______      _______
  BALANCE AT JANUARY 29, 1994           24,695      247       122,073     105,902      228,222
  Common stock issued under stock
       plans, including tax benefit        558        5         7,500                    7,505
  Stock repurchased                      (820)      (8)       (4,122)     (8,725)     (12,855)
  Net earnings                                                             36,821       36,821
  Dividends declared                                                      (5,142)      (5,142)
                                        ______     ____       _______     _______      _______
  BALANCE AT JANUARY 28, 1995           24,433      244       125,451     128,856      254,551
  Common stock issued under stock
       plans, including tax benefit        924        9        11,963                   11,972
  Stock repurchased                      (756)      (7)       (4,005)     (8,128)     (12,140)
  Net earnings                                                             43,272       43,272
  Dividends declared                                                      (6,139)      (6,139)
                                        ______     ____      ________    ________     ________
  BALANCE AT FEBRUARY 3, 1996           24,601     $246      $133,409    $157,861     $291,516



See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended    Year Ended    Year Ended
                                                          February 3,   January 28,   January 29,
 ($000)                                                      1996<F1>          1995          1994

 CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                            $43,272       $36,821       $29,324
      Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Depreciation and amortization of property and
       equipment                                               27,033        24,017        20,539
      Other amortization                                        4,982         4,995         8,741
      Deferred income taxes                                   (2,898)           923           669
    Change in current assets and current liabilities:
      Merchandise inventory                                  (20,782)      (46,254)       (7,881)
      Other current assets - net                              (5,859)         1,720       (6,528)
      Accounts payable                                         27,813        19,787       (7,398)
      Other current liabilities - net                           9,529         8,154         (361)
      Other                                                     4,894       (4,947)         1,080
                                                               ______       _______       _______
      Net cash provided by operating activities                87,984        45,216        38,185


 CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                      (41,706)      (52,055)      (33,391)
                                                             ________      ________      ________
      Net cash used in investing activities                  (41,706)      (52,055)      (33,391)


 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (repayment) of long-term debt                    (36,349)        12,666         (303)
   Issuance of common stock related to stock plans              7,946         3,202         4,933
   Repurchase of common stock                                (12,140)      (12,855)      (17,574)
   Dividends paid                                             (5,890)       (4,900)
                                                             ________      ________      ________
     Net cash (used in) financing activities                 (46,433)       (1,887)      (12,944)
                                                             ________      ________      ________
   Net (decrease) in cash and cash equivalents                  (155)       (8,726)       (8,150)
   Cash and cash equivalents:
       Beginning of year                                       23,581        32,307        40,457
                                                              _______       ________      _______
       End of year                                            $23,426       $23,581       $32,307


<F1>   Fiscal 1995 is a 53-week year; all other years are 52 weeks.

See notes to consolidated financial statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Fiscal Years Ended February 3, 1996, January 28,
1995 and January 29, 1994 (referred to as 1995, 1994 and 1993).

Note A: Summary of Significant Accounting Policies

     Business. The company is an off-price retailer of first quality, in-season, branded apparel, shoes, gift items for the home, bed and bath items, fragrances and accessories for the entire family. At February 3, 1996, the company operated 292 stores. The company's headquarters, one distribution center and 46% of its stores are located in California.

     Principles of Consolidation. The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and accounts have been eliminated. Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the 1995 presentations. The 1995 year consisted of 53 weeks while 1994 and 1993 each had 52 weeks.

     Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents. Cash equivalents are highly liquid, fixed income instruments purchased with a maturity of three months or less.

     Merchandise Inventory. Merchandise inventory is stated at the lower of cost or market determined under the unit cost method.

     Deferred Store Opening Expenses. Pre-opening expenses are deferred until the store's grand opening date, at which time the deferred costs are expensed.

     Advertising. Advertising costs are expensed when incurred. In 1995, 1994 and 1993, advertising expenses were $37 million, $37 million and $34 million.

     Deferred Rent. Many of the company's leases signed since 1988 contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of 1995 1994 and 1993 the balance of deferred rent was $8.9 million, $7.5 million and $6.4 million and is included in other long-term liabilities.

     Intangible Assets. Included in other assets are lease rights and interests, consisting of payments made to acquire store leases, which are amortized over the remaining applicable life of the lease. Also included in other assets is the excess of cost over the acquired net assets, which is amortized on a straight-line basis over a period of 40 years.

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

     Impact of New Accounting Standards. Effective February 3, 1996, the company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, (SFAS 121) which requires that long-lived assets, including identifiable intangible assets, used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of that asset may not be recoverable. Based upon the company's review as of February 3, 1996, no adjustments were made to the carrying value of such assets.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) which establishes a fair value method of accounting for stock options and other equity instruments. This standard becomes effective for fiscal years beginning after December 15, 1995. The company has elected not to adopt SFAS 123 in its 1995 fiscal year.

     Taxes on Earnings. Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, the company generally considers all expected future events other than changes in the tax law or rates.

     Earnings Per Share. Earnings per share are based on primary and fully-diluted weighted average common shares and common stock equivalents outstanding during the year, as calculated under the treasury stock method. The company's common stock equivalents consist of outstanding stock options.


Note B: Statements of Cash Flows Supplemental Disclosures

     Total cash paid for interest and taxes is as follows:

     ($000)                   1995      1994        1993

     Interest               $3,421   $ 3,828     $ 2,850
     Income taxes          $24,239   $24,614     $21,014



Note C: Long-Term Debt

     Long-term debt at year-end consists of the following:

      ($000)                   1995         1994

      Mortgage               $9,806      $10,069
      Term loan                   0       36,000
                             ______      _______
                             $9,806      $46,069

The weighted average interest rates on borrowings during 1995, 1994 and 1993 were 7.1%, 7.1% and 6.0%.

     Mortgage. On August 8, 1991, the company obtained a $10.8 million mortgage at 9.5% interest, collateralized by the land and building of its east coast distribution center. Interest and principal are based on a 20-year amortization period. The mortgage is due in 2001 with principal payments of $288,000, $318,000, $349,000, $384,000 and $422,000 due in 1996, 1997,
1998, 1999 and 2000, respectively. In 1996, the interest rate will be reset at the lender's best prevailing interest rate or the mortgage will be repaid, at the company's option.

     Term Loan. On June 22, 1994, the company signed a term loan credit agreement with a bank due June 2000 for $60 million. Capital repayment is not required until the end of the loan period, June 30, 2000, and no portion was outstanding as of year-end 1995. The interest rate is based on the London Interbank Offered Rate (LIBOR).

     Bank Credit Facilities. The company has available under its principal credit agreement a $110 million revolving credit facility which expires in July 1998. The credit facility is also available for the issuance of letters of credit. Interest is payable monthly under several pricing options, including the bank's prime rate. At year-end 1995, 1994 and 1993, the company had $13.3 million, $13.6 million and $11.7 million in outstanding letters of credit. Borrowing under the credit facility is subject to the company maintaining certain levels of tangible net worth, fixed charge coverage and leverage ratios.

     In addition, the company has $50 million in short-term bank lines of credit which are available until canceled by either party. When utilized, interest is payable monthly under several pricing options.

     Included in accounts payable are checks outstanding in excess of cash balances of approximately $20.3 million, $22.6 million and $13.9 million at year-end 1995, 1994 and 1993. The company can utilize its revolving line of credit to cover payment of these checks as they clear the bank.


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

The aggregate future minimum annual lease payments under leases in effect at year-end 1995 are as follows:

               ($000)             Amounts
               1996               $81,709
               1997                78,085
               1998                74,724
               1999                68,372
               2000                54,036
                                  _______
               Later years        148,730
                                  _______
               Total             $505,656


Total rent expense for all operating leases is as follows:

      ($000)                     1995     1994       1993

      Minimum rentals         $84,340  $76,593    $70,856

Note E: Taxes on Earnings

     The provision for taxes consists of the following:

     ($000)                    1995     1994       1993

     CURRENTLY PAYABLE
          Federal           $25,746  $18,987    $14,885
          State               6,001    4,638      3,995
                            _______  _______    _______
                             31,747   23,625     18,880

     DEFERRED
          Federal           (2,715)      565        506
          State               (183)      358        163
                            _______      ___        ___
                            (2,898)      923        669
                            _______  _______    _______
                            $28,849  $24,548    $19,549


     In 1995, 1994 and 1993, the company realized tax benefits of $1.7 million, $0.7 million and $2.7 million related to stock options exercised and the vesting of restricted stock which were credited to additional paid-in capital.

    The provisions for taxes for financial reporting purposes are different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled as follows:


                                         1995     1994    1993
  Federal income taxes at the
   statutory rate                         35%      35%     35%

  Increased income taxes resulting
       from state income taxes, net
       of federal benefit                  5%       5%      5%
                                          ___      ___    ___
                                          40%      40%     40%

The components of the net deferred tax liability at year-end are as follows:


($000)                                 1995          1994

DEFERRED TAX ASSETS
     California franchise taxes      $1,055      $    883
     Straight-line rent               3,782         3,206
     Deferred compensation            4,273         3,873
     Reserve for uninsured losses     1,370         1,455
     Employee benefits                4,902         3,601
     All other                        1,602         1,955
                                     ______        ______
                                     16,984        14,973

DEFERRED TAX LIABILITIES
     Depreciation                  (14,046)      (15,393)
     Prepaid expenses               (5,250)       (4,859)
     Supplies                       (1,465)       (1,380)
     Other                             (26)          (42)
                                   ________      ________
                                   (20,787)      (21,674)

NET DEFERRED TAX LIABILITIES       ($3,803)     ($ 6,701)



Note F: Insurance Proceeds

     In March 1994, a section of the roof at the company's distribution center in Carlisle, Pennsylvania collapsed due to unusually heavy snow accumulation. In October 1994, the company entered into a settlement agreement with its insurance carrier for claims related to the impact on business that resulted from the roof collapse. This settlement included proceeds of $10.4 million for business interruption.


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


Note H: Stockholders' Equity

     The company's Board of Directors declared dividends of $.05 per common share in June, August and November 1994; $.06 per common share in January, May, August and November 1995; and $.07 per common share in January 1996.

     Preferred Stock. The company has four million shares of preferred stock authorized, with a par value of $.01 per share.
No preferred stock has been issued or outstanding during the past three years.

     Common Stock. In February 1993, November 1993 and May 1995, the company announced that its Board of Directors approved repurchase programs for up to one million shares of common stock each, for a total of three million shares. In February 1996, the company's Board of Directors announced an expansion of these repurchase programs by authorizing the buyback of an additional two million shares, or a total of five million shares authorized for repurchase since February 1993. Of this amount, a total of 1.2 million shares were repurchased at an average price of $14.89 in 1993, 820,000 shares were repurchased at an average price of $15.68 in 1994, and 756,000 shares were repurchased at an average price of $16.05 in 1995.

     Stock Options. The company's Stock Option Plan allows for the granting of incentive and nonqualified stock options.
Stock options are to be granted at prices not less than the fair market value of the common shares on the date the option is granted, and normally vest over a period not exceeding four years from the date of grant. Options under the plan are exercisable upon grant, subject to the company's conditional right to repurchase unvested shares. The following is a summary of stock option activity under the plan for 1995, 1994 and 1993.

                                                 Number of        Average
(000)                                              Shares         Price
Outstanding and exercisable at
                January 30, 1993                   2,016           $12.67
                   Granted                            584          $18.49
                   Exercised                         (185)         $ 7.59
                   Canceled                          (117)         $16.04

Outstanding and exercisable at
                January 29, 1994                   2,298           $14.38
                   Granted                           738           $15.59
                   Exercised                       (170)           $ 8.49
                   Canceled                         (91)           $17.80

Outstanding and exercisable at
                January 28, 1995                   2,775           $14.95
                   Granted                          751            $12.28
                   Exercised                       (475)            $9.69
                   Canceled                        (132)           $15.75

Outstanding and exercisable at
                February 3, 1996                   2,919           $15.08

At year-end 1995, 1994 and 1993, 1.6 million, 1.1 million and
1.7 million shares remained available for grant under the plan.

     Restricted Stock. During 1995, 1994 and 1993 the company awarded 333,000, 278,000 and 194,000 shares to certain employees of which 23,000, 8,000 and 49,000 were subsequently canceled and returned to the share reserve. At year-end 1995, 715,000 shares remained available for grant under the plan.
The compensation associated with these awards is amortized over vesting periods of generally two to five years. At year-end 1995, 1994 and 1993, the unamortized compensation expense was $4.1 million, $4.7 million and $4.8 million.

     Employee Stock Purchase Plan. During 1995, employees purchased approximately 130,000 shares of the company's common stock through payroll deductions under the plan. Through February 3, 1996, approximately 641,000 shares had been issued under this plan and 359,000 shares remained available for future issuance.

     Outside Directors Stock Option Plan. The company's Outside Directors Stock Option Plan provides for the automatic grant of stock options at pre-established times and for fixed numbers of shares to each non-employee director. Stock options are to be granted at exercise prices not less than the fair market value of the common shares on the date the option is granted, and normally vest over a period not exceeding three years from the date of the grant. Through February 3, 1996, the company had granted options for approximately 103,000 shares at exercise prices ranging from $8.63 to $20.88 per share. During 1995, options for 9,000 shares were exercised at an average price of $8.63 per share and options for 4,000 shares were canceled and returned to the share reserve. At year-end 1995, 29,000 shares remained available for grant under the plan, and options for 76,000 shares remained outstanding and exercisable.

Note I: Legal Proceedings

     The company is party to various legal proceedings arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect on the company's consolidated financial condition.


Note J: Quarterly Financial Data (Unaudited)

                                 13 Weeks   13 Weeks     13 Weeks      14 Weeks       53 Weeks
                                    Ended      Ended        Ended         Ended          Ended
($000, except per share         April 29,   July 29,  October 28,   February 3,    February 3,
data)                                1995       1995         1995          1996           1996

Sales                            $297,434   $351,202     $330,682      $447,079     $1,426,397
Gross margin, after
  occupancy                        78,815     96,972       93,127       126,027        394,941
Net earnings                        3,868     10,336        7,909        21,159         43,272
Net earnings per fully-
  diluted share                       .16        .42          .32           .85           1.73
Dividends declared per
  share on common stock                          .06          .06           .13<F1>        .25
Closing stock price<F4>
  High                             12 1/4     12 5/8     16 15/16        20 3/4         20 3/4
  Low                               9 5/8    9 13/16     11 63/64        18 1/4          9 5/8


<F1>  Includes $.06 per share dividend declared November 1995 and $.07 per share dividend declared January 1996.
<F2>  Includes after tax net insurance proceeds of $6.247 million or $.25 per share.
<F3>  Includes $.05 per share dividend declared November 1994 and $.06 per share dividend declared in January 1995.
<F4>  Ross Stores, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST.

                                 13 Weeks   13 Weeks     13 Weeks      13 Weeks       52 Weeks
                                    Ended      Ended        Ended         Ended          Ended
($000, except per share         April 30,   July 30,  October 29,   January 28,    January 28,
data)                                1994       1994         1994          1995           1995

Sales                            $264,207   $312,296     $294,960      $391,080     $1,262,544
Gross margin, after
  occupancy                        72,621     86,345       80,050       103,263        342,279
Net earnings                        4,408      8,847       11,085<F2>    12,481         36,821
Net earnings per fully-
  diluted share                       .18        .36          .45<F2>       .51           1.49
Dividends declared per
  share on common stock                          .05          .05           .11<F3>        .21
Closing stock price<F4>
  High                             17 1/2         17           17        14 3/8         17 1/2
  Low                              13 1/4     13 1/4       13 7/8        10 3/8         10 3/8


<F1>  Includes $.06 per share dividend declared November 1995 and $.07 per share dividend declared January 1996.
<F2>  Includes after tax net insurance proceeds of $6.247 million or $.25 per share.
<F3>  Includes $.05 per share dividend declared November 1994 and $.06 per share dividend declared in January 1995.
<F4>  Ross Stores, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California



     We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of February 3, 1996 and January 28, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 1996 and January 28, 1995, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
San Francisco, California

March 15, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                           PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated herein by reference to the sections entitled (i) "Executive Officers of the Registrant" at the end of Part I of this report; (ii) "Information Regarding Nominees and Incumbent Directors" of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 30, 1996 (the "Proxy Statement"); and (iii) "Compliance With Section 16(a) of the Exchange Act" in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation Committee Interlocks and Insider Participation"; (ii) "Compensation of Directors"; (iii) "Employment Contracts, Termination of Employment and Change-in-Control Arrangements"; and (iv) the following tables, and their footnotes, Summary Compensation, Option Grants in Last Fiscal Year and Aggregated Option Exercises and Year-End Value.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this item is incorporated herein by reference to the section of the Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners and
Management".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation of Directors" and (ii) "Certain
Transactions".

                            PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
         ON FORM 8-K

       (a) The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

           1.       List of Financial Statements.

                    The following consolidated financial
                    statements included herein as Item 8:

                    Consolidated Balance Sheets at February 3,
                       1996 and January 28, 1995.
                    Consolidated Statements of Earnings for the
                       years ended February 3, 1996, January 28,
                       1995 and January 29, 1994.
                    Consolidated Statements of Stockholders'
                    Equity for the years ended February 3, 1996,
                       January 28, 1995, and January 29, 1994.
                    Consolidated Statements of Cash Flows for
                       the years ended February 3, 1996, January 28, 1995 and January 29, 1994.
                    Notes to Consolidated Financial Statements.
                    Independent Auditors' Report.

           2.      List of Financial Statement Schedules.

                   Schedules are omitted because they are not required, not applicable, or shown in the financial statements or notes thereto which are contained in this Report.

           3.      List of Exhibits (in accordance with Item
                   601 of Regulation S-K)

                   Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index which begins on page 30 of this Report.

       (b) Reports on Form 8-K.

           None.

                          SIGNATURES


      Pursuant to the requirements of Section 13 or 15  (d)  of
the  Securities Exchange Act of 1934, the Registrant  has  duly
caused  this  Report  to  be  signed  on  its  behalf  by   the
undersigned, thereunto duly authorized.

                               ROSS STORES, INC.
                               (Registrant)


  Date:  April 26 1996   By   /s/Norman A. Ferber
                              (Norman A. Ferber, Chairman of the Board
                               and Chief Executive Officer)


      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                         Date

/s/Norman A. Ferber      Chairman, Chief Executive        April 26, 1996
Norman A. Ferber         Officer and Director

/s/Melvin A. Wilmore     President, Chief Operating       April 26, 1996
Melvin A. Wilmore        Officer and Director


/s/John Vuko             Senior Vice President,           April 26, 1996
John M. Vuko             Controller
                         Principal Accounting Officer,
                         Interim Chief Financial Officer

/s/Stuart G. Moldaw      Chairman Emeritus, Director      April 26, 1996
Stuart G. Moldaw

/s/Maynard Jenkins       Director                         April 26, 1996
Maynard Jenkins

/s/G. Orban              Director                         April 26, 1996
George P. Orban

/s/Philip Schlein        Director                         April 26, 1996
Philip Schlein

/s/ Donald H. Seiler     Director                         April 26, 1996
Donald H. Seiler

/s/D.L. Weaver           Director                         April 26, 1996
Donna L. Weaver

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

10.4 Second Amendment to Revolving Credit Agreement, effective on June 15, 1995 by and among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit
        10.4 to the Form 10-Q filed by Ross Stores for its quarter ended July 29, 1995.

10.5 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto ("Credit Agreement"), incorporated by reference to
        Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.6    First Amendment to Credit Agreement, dated as of June
        20, 1995, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent to the Credit Agreement, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 29, 1995.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.7 - 10.23)

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

10.12   Third Amended and Restated Ross Stores Executive
        Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

10.13 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993
        Form 10-K.

10.14 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the 1993 Form 10-K.

10.15 Amended and Restated Employment Agreement by and between Ross Stores and Norman A. Ferber, effective as of June 1, 1995, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.16 Agreement between Ross Stores and Norman A. Ferber, dated August 22, 1995, incorporated by reference to
        Exhibit 10.18 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.17 Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

10.18 Amendment to Employment and Stock Grant Agreements by and between Ross Stores and Melvin A. Wilmore, effective as of March 16, 1995, incorporated by reference to
        Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.19 Second Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of June 1, 1995, incorporated by reference to Exhibit 10.21 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.20 Agreement between Ross Stores and Melvin A. Wilmore, dated August 22, 1995, incorporated by reference to
        Exhibit 10.22 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.21 Employment Agreement by and between Ross Stores and Michael Balmuth, effective as of February 1, 1995, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

32
Exhibit
Number    Exhibit

10.22 Amendment to Employment Agreement by and between Ross Stores and Michael Balmuth, effective as of June 1, 1995, incorporated by reference to Exhibit 10.24 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.23 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of March 16, 1995, incorporated by reference to Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

11      Statement re:  Computation of Per Share Earnings.

23      Independent Auditors' Consent.

27      Financial Data Schedules (submitted for SEC use only).