Form 10-Q
period 1996-04-04
ROSS STORES INC
filed 1996-06-17
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


               (Mark one)
 _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended May 4, 1996


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
      incorporation or organization)             (I.R.S. Employer
                                                Identification No.)

8333 Central Avenue, Newark, California             94560-3433
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number,
            including area code                   (510) 505-4400


        Former name, former address                     N/A
   former fiscal year, if changed since
                last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No __

The number of shares of Common Stock, with $.01 par value, outstanding on June 1, 1996 was 25,296,480.

                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)                                                      May 4, February 3,      April 29,
ASSETS                                                        1996        1996           1995

                                                       (Unaudited)    (Note A)    (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                $35,036     $23,426       $ 25,093
  Accounts receivable                                       16,883       9,901          8,058
  Merchandise inventory                                    332,623     295,965        320,831
  Prepaid expenses and other                                13,001      13,474         12,357
                                                           _______     _______        _______
     Total Current Assets                                  397,543     342,766        366,339

PROPERTY AND EQUIPMENT
  Land and buildings                                        24,102      24,102         23,932
  Fixtures and equipment                                   152,625     156,811        145,099
  Leasehold improvements                                   122,489     123,829        113,928
  Construction-in-progress                                  17,833      16,808          6,472
                                                           ______      _______        _______
                                                           317,049     321,550        289,431
  Less accumulated depreciation and amortization           137,674     140,174        122,285
                                                           _______     _______        _______
                                                           179,375     181,376        167,146
Other assets                                                16,979      17,010         18,407
                                                          ________    ________       ________
                                                          $593,897    $541,152       $551,892

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $165,036    $137,653       $145,563
  Accrued expenses and other                                42,498      42,944         41,868
  Accrued payroll and benefits                              29,322      30,064         17,959
  Income taxes payable                                      12,137      10,555          4,612
                                                           _______     _______        _______
     Total Current Liabilities                             248,993     221,216        210,002
Long-term debt                                              19,736       9,806         61,004
Deferred income taxes and other liabilities                 18,651      18,614         21,323

STOCKHOLDERS' EQUITY
  Capital stock                                                252         246            246
  Additional paid-in capital                               148,861     133,409        126,590
  Retained earnings                                        157,404     157,861        132,727
                                                           _______     _______        _______
                                                           306,517     291,516        259,563
                                                          ________    ________       ________
                                                          $593,897    $541,152       $551,892


See notes to condensed consolidated financial statements.


ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                        Three Months Ended

                                                           May 4,    April 29,
($000 except per share data, unaudited)                      1996         1995

SALES                                                    $370,948     $297,435

COSTS AND EXPENSES

  Cost of goods sold and occupancy                        264,058      218,618
  General, selling and administrative                      76,219       64,659
  Depreciation and amortization                             7,261        6,685
  Interest                                                    184        1,029
                                                         ________     ________
                                                         $347,722     $290,991

Earnings before taxes                                      23,226        6,444
Provision for taxes on earnings                             9,290        2,578
                                                          _______    _________
Net earnings                                              $13,936    $   3,866

==============================================================================
Net earnings per share:

  Primary                                                    $.54         $.16

  Fully diluted                                              $.54         $.16
==============================================================================
Weighted average shares outstanding:

  Primary                                                  25,647       24,653

  Fully diluted                                            25,808       24,653
==============================================================================
Stores open at end of period                                  296          278

See notes to condensed consolidated financial statements.


ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                       May 4,     April 29,
($000, unaudited)                                                        1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                        $13,936       $ 3,866
  Adjustments to reconcile net earnings to net cash used in
     operating activities:
  Depreciation and amortization of property and equipment               7,261         6,685
  Other amortization                                                    1,515         1,258
  Change in current assets and current liabilities:
     Merchandise inventory                                           (36,658)      (45,648)
     Other current assets - net                                       (6,509)       (2,899)
     Accounts payable                                                  29,119        37,445
     Other current liabilities - net                                    4,013       (3,173)
     Other                                                                322         1,320
                                                                       ______       _______
     Net cash provided by (used in) operating activities               12,999       (1,146)

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                                 (9,334)      (10,929)
                                                                      -------      --------
     Net cash used in investing activities                            (9,334)      (10,929)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing under line of credit agreement                             10,000        15,000
  (Repayment) of long-term debt                                         (110)          (63)
  Issuance of common stock related to stock plans                      18,130           116
  Repurchase of common stock                                         (18,327)             0
  Dividends paid                                                      (1,748)       (1,466)
                                                                     ________       ________
     Net cash provided by financing activities                          7,945        13,587
                                                                     ________       ________
NET INCREASE IN CASH                                                   11,610         1,512
  Cash
     Beginning of year                                                 23,426        23,581
                                                                      ________      ________
     End of quarter                                                   $35,036       $25,093

See notes to condensed consolidated financial statements.

                           ROSS STORES, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Three Months Ended May 4, 1996 and April 29, 1995
                              (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 4, 1996 and April 29, 1995; the interim results of operations for the three months ended May 4, 1996 and April 29, 1995; and changes in cash flows for the three months then ended. The balance sheet at February 3, 1996, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

Accounting policies followed by the company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 3, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended February 3, 1996.

The results of operations for the three month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements at May 4, 1996 and April 29, 1995, and for the three months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.


NOTE B - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Total cash paid for interest and income taxes is as follows:


                               Three Months Ended
($000, unaudited)        May 4, 1996    April 29, 1995

Interest                        $267            $1,103
Income Taxes                  $7,709            $2,704

INDEPENDENT AUDITORS' REVIEW REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of May 4, 1996 and April 29, 1995, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ross Stores, Inc. as of February 3, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
San Francisco, CA


May 24, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Percentage Of Sales

                                              Three Months Ended

                                                May 4,      April 29,
                                                  1996           1995
  SALES
   Sales ($000)                               $370,948       $297,435
   Sales growth                                  24.7%          12.5%
 Comparable store sales growth                     14%             0%

  COSTS AND EXPENSES
 Cost of goods sold and occupancy                71.2%          73.5%
 General, selling and administrative             20.5%          21.7%
 Depreciation and amortization                    2.0%           2.2%
 Interest                                           0%            .3%

  NET EARNINGS                                    3.8%           1.3%



Sales

The results of operations for the three months ended May 4, 1996, over the same period last year, reflect an increase in the level of sales which was due to the increase in comparable store sales as well as a greater number of open stores during the current period.

Costs and Expenses

The decline from the prior year in the cost of goods sold and occupancy percentage for the three month period was primarily due to
(i) an increase in the initial mark-up from purchasing more opportunistically; (ii) lower markdowns as a percentage of sales; and
(iii) leverage on occupancy costs.

General, selling and administrative expenses as a percentage of sales also declined from the comparable quarter in the prior year. This improvement was due to the company's continued focus on strict expense controls and the leverage realized from the strong comparable store sales gain of 14%.

Net earnings for the three months ended May 4, 1996, totaled $13.9 million, or $.54 per share, compared to net earnings of $3.9 million, or $.16 per share, for the three months ended April 29, 1995.

Taxes on Earnings

The company's effective tax rate for the first quarter of 1996 and 1995 was 40%. The rate for both periods reflects the applicable statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash, other than for operating expenses, during the first three months of fiscal 1996 were for (i) purchase of inventory, (ii) repurchase of the company's common stock, and (iii) capital expenditures for new stores and improvements to existing locations.

Total consolidated inventories were up only 3.7% at the end of the first quarter from last year driven primarily by an increase in the number of open stores over the prior year. The strength of sales during the first quarter ended May 4, 1996 produced faster inventory turnover which in turn increased accounts payable.

The increase in the accounts receivable was due in part to increased credit card sales which were in line with the higher volume in business relative to last year. Cash received from stock option exercises offset the expenditures for the company's stock repurchase program. The decline in interest expense reflects lower interest rates and the decline in borrowings resulting primarily from the higher earnings levels and the items mentioned above.

The company believes it can fund its capital needs for the remainder of the fiscal year and the current stock repurchase program through internally generated cash, trade credit, established bank lines and lease financing.

                      PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index which begins on page 10 of this Report.

(b)  Reports on Form 8-K

     None.




                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                           ROSS STORES, INC.
                           Registrant




Date:  June 17, 1996       /s/John M. Vuko
                           John M. Vuko, Senior Vice President,
                           Controller and Principal Accounting
                           Officer

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

10.4 Second Amendment to Revolving Credit Agreement, effective on June 15, 1995, by and among Ross Stores, Banks and Wells Fargo Bank, National Association, as agent for Banks, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended July 29, 1995.

10.5 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.6 First Amendment to Credit Agreement, dated as of June 20, 1995, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 29, 1995.

          MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
          (EXHIBITS 10.7 - 10.26)

10.7 Amended and Restated 1992 Stock Option Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1995 for its Annual
          Stockholders Meeting held May 25, 1995 ("1995 Proxy
          Statement").

10.8      Third Amended and Restated Ross Stores Employee Stock
          Purchase Plan, incorporated by reference to the appendix to the 1995 Proxy Statement.

Exhibit
Number    Exhibit

10.9 Third Amended and Restated Ross Stores 1988 Restricted Stock Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1996 for its Annual Stockholders Meeting held May 30, 1996 ("1996 Proxy Statement").

10.10 1991 Outside Directors Stock Option Plan, incorporated by reference to the appendix to the 1996 Proxy Statement.

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

10.12     Third Amended and Restated Ross Stores Executive
          Supplemental Retirement Plan, incorporated by reference to
          Exhibit 10.14 to the 1993 Form 10-K.

10.13 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

10.14 Ross Stores Incentive Compensation Plan, incorporated by reference to the appendix to the 1996 Proxy Statement.

10.15 Amended and Restated Employment Agreement between Ross Stores, Inc. and Norman A. Ferber, effective as of June 1, 1995, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.16 Agreement between Ross Stores, Inc. and Norman A. Ferber, dated August 22, 1995, incorporated by reference to Exhibit
          10.18 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.17     Employment Agreement between Ross Stores and Melvin A.
          Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

10.18 Amendment to Employment and Stock Grant Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of March 16, 1995, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.19 Second Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of June 1, 1995, incorporated by reference to Exhibit 10.21 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.20 Agreement between Ross Stores, Inc. and Melvin A. Wilmore, dated August 22, 1995, incorporated by reference to Exhibit
          10.22 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.21     Employment Agreement between Ross Stores and Michael
          Balmuth, effective as of February 1, 1995, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

Exhibit
Number    Exhibit

10.22 Amendment to Employment Agreement between Ross Stores and Michael Balmuth, effective as of June 1, 1995, incorporated by reference to Exhibit 10.24 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.23     Employment Agreement between Ross Stores and Barry S.
          Gluck, effective as of March 1, 1996.

10.24     Employment Agreement between Ross Stores and Irene S.
          Jamieson, effective as of March 1, 1996.

10.25 Employment Agreement between Ross Stores and Barbara Levy, effective as of March 1, 1996.

10.26     Consulting Agreement between Ross Stores and Stuart G.
          Moldaw, effective as of March 16, 1995, incorporated by reference to Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

11        Statement re:  Computation of Per Share Earnings.

15        Letter re: Unaudited Interim Financial Information.

27        Financial Data Schedules (submitted for SEC use only).