Form 10-Q
period 1996-08-03
ROSS STORES INC
filed 1996-09-13
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-Q



      (Mark one)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended AUGUST 3, 1996

                                OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _______


                  Commission file number  0-14678


                         ROSS STORES, INC.
      (Exact name of registrant as specified in its charter)


               Delaware
    (State or other jurisdiction                94-1390387
   of incorporation or organization)     (I.R.S. Employer Identification No.)

8333 Central Avenue, Newark, California               94560-3433
(Address of principal executive offices)               (Zip Code)

    Registrant's telephone number,
          including area code                       (510) 505-4400

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

The number of shares of Common Stock, with $.01 par value, outstanding on August 31, 1996 was 25,080,634.

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000)                                       August 3,   February 3,   July 29,
ASSETS                                            1996          1996       1995

                                           (Unaudited)      (Note A) (Unaudited)

Current Assets
  Cash and cash equivalents                   $ 35,080      $ 23,426   $ 25,493
  Accounts receivable                           15,071         9,901      8,206
  Merchandise inventory                        357,778       295,965    303,659
  Prepaid expenses and other                    12,489        13,474     11,048
                                              ________      ________   ________
     Total Current Assets                      420,418       342,766    348,406

Property And Equipment
  Land and buildings                            24,115        24,102     24,101
  Fixtures and equipment                       155,084       156,811    148,584
  Leasehold improvements                       123,672       123,829    115,184
  Construction-in-progress                      20,035        16,808      9,067
                                              ________      ________   ________
                                               322,906       321,550    296,936
  Less accumulated depreciation
       and amortization                        144,685       140,174    128,208
                                              ________      ________   ________
                                               178,221       181,376    168,728
Other assets                                    16,555        17,010     17,962
                                              ________      ________   ________
                                              $615,194      $541,152   $535,096

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $175,821      $137,653  $ 128,925
  Accrued expenses and other                    45,840        42,944     40,574
  Accrued payroll and benefits                  33,574        30,064     22,916
  Income taxes payable                          16,427        10,555      7,180
                                              ________      ________   ________
     Total Current Liabilities                 271,662       221,216    199,595
Long-term debt                                   9,665         9,806     45,940
Deferred income taxes and other                 18,773        18,614     21,426
liabilities

Stockholders' Equity
  Capital stock                                    252           246        246
  Additional paid-in capital                   153,745       133,409    127,026
  Retained earnings                            161,097       157,861    140,863
                                              ________      ________   ________
                                               315,094       291,516    268,135
                                              ________      ________   ________
                                              $615,194      $541,152   $535,096

________
See notes to condensed consolidated financial statements.


ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                            Three Months Ended              Six Months Ended


($000 except per share data, unaudited)      August 3,   July 29,         August 3,   July 29,
                                                 1996        1995              1996       1995


Sales                                       $ 405,656   $ 351,202         $ 776,604    $648,637

Costs and Expenses

  Cost of goods sold and occupancy            285,618     254,230           549,675    472,849
  General, selling and administrative          81,762      72,036           157,982    136,695
  Depreciation and amortization                 7,164       6,758            14,425     13,443
  Interest                                         31         951               215      1,979
                                             ________   _________          ________  _________
                                             $374,575    $333,975          $722,297   $624,966


Earnings before taxes                          31,081      17,227            54,307     23,671
Provision for taxes on earnings                12,432       6,891            21,723      9,468
                                               _______   _________          ________  _________
Net earnings                                  $18,649    $ 10,336          $ 32,584   $ 14,203

Net earnings per share:

  Primary                                       $ .72       $ .42            $ 1.26      $ .58

  Fully diluted                                 $ .72       $ .42            $ 1.26      $ .57

Weighted average shares outstanding:

  Primary                                      25,929      24,686            25,806     24,670

  Fully diluted                                25,930      24,726            25,815     24,709

Stores open at end of period                                                    299        282

See notes to condensed consolidated financial statements.


ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended

($000, unaudited)                                                 August 3,       July 29,
                                                                       1996           1995

Cash Flows From Operating Activities
  Net earnings                                                     $ 32,584       $ 14,203
  Adjustments to reconcile net earnings to net cash used
             in operating activities:
  Depreciation and amortization of property and equipment            14,425         13,443
  Other amortization                                                  3,100          2,489
  Change in current assets and current liabilities:
     Merchandise inventory                                         (61,814)        (28,477)
     Other current assets - net                                     (4,185)         (1,738)
     Accounts payable                                                39,904          20,806
     Other current liabilities - net                                 16,414           3,000
  Other                                                               1,090           1,760
                                                                   ________        ________
     Net cash provided by operating activities                       41,518          25,486

Cash Flows From Investing Activities
  Additions to property and equipment                              (16,335)        (19,341)
                                                                  _________       _________
     Net cash used in investing activities                         (16,335)        (19,341)

Cash Flows From Financing Activities
  (Repayment) of long-term debt                                       (170)           (128)
  Issuance of common stock related to stock plan                     24,413             220
  Repurchase of common stock                                       (34,252)         (1,385)
  Dividends paid                                                    (3,520)         (2,940)
                                                                   ________         _______
     Net cash (used in) financing activities                       (13,529)         (4,233)
                                                                   ________         _______
Net Increase In Cash                                                 11,654           1,912
  Cash
     Beginning of year                                               23,426          23,581
                                                                   ________        ________
     End of quarter                                                $ 35,080        $ 25,493

See notes to condensed consolidated financial statements.

                         ROSS STORES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    Three and Six Months Ended August 3, 1996 and July 29, 1995
                            (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 3, 1996 and July 29, 1995; the interim results of operations for the three and six months ended August 3, 1996 and July 29, 1995; and changes in cash flows for the six months then ended. The balance sheet at February 3, 1996, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

The condensed consolidated financial statements at August 3, 1996 and July 29, 1995, and for the three and six months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.


NOTE B - STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

Total cash paid for interest and income taxes is as follows:


                                     Six Months Ended
($000, unaudited)           August 3, 1996    July 29, 1995

Interest                          $    570          $ 2,141
Income Taxes                      $ 15,851          $ 7,027

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of August 3, 1996 and July 29, 1996, and the related condensed consolidated statements of earnings for the three-month and six-month periods then ended and the related condensed consolidated statements of cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
San Francisco, CA


August 23, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STORES

On July 31, 1996, the company announced that it entered into an agreement with the TJX Companies ("TJX") to acquire the leasehold rights to all six of TJX's off-price stores in the state of Hawaii. Five stores are former Marshalls locations, all of which will be converted to the Ross concept and are scheduled to re-open in November 1996. The sixth location, a TJ Maxx store, will be closed. With its two existing Hawaii locations, Ross will now operate a total of seven stores in the state, providing economies of scale in distribution, supervision and advertising expenses.

With these additional stores, the company plans to open a total of 21 stores this year. After closing four older locations in January 1997, the company expects to operate 309 stores at the end of fiscal 1996.

RESULTS OF OPERATIONS

PERCENTAGE OF SALES
                                                    Three Months Ended             Six Months Ended

                                                  August 3,    July 29,       August 3,         July 29,
                                                       1996        1995            1996             1995

SALES
 Sales ($000)                                      $405,656    $351,202        $776,604         $648,637
 Sales growth                                         15.5%       12.5%           19.7%            12.5%
 Comparable store sales growth                           9%          1%             11%               1%

COSTS AND EXPENSES
 Cost of goods sold and occupancy                      70.4%       72.4%          70.8%            72.9%
 General, selling and administrative                   20.2%       20.5%          20.3%            21.1%
 Depreciation and amortization                          1.8%        1.9%           1.9%             2.1%
 Interest                                                 0%         .3%             0%              .3%

NET EARNINGS                                            4.6%        2.9%           4.2%             2.2%


Sales

The results of operations for the three and six months ended August 3, 1996, over the same period last year, reflect an increase in the level of sales which was due to the increase in comparable store sales as well as a greater number of open stores during the current period.


Costs and Expenses

The decline from the prior year in the cost of goods sold and occupancy as a percentage of sales for the three and six month periods was primarily due to (i) an increase in the initial mark-up from purchasing more opportunistically; (ii) lower markdowns as a percentage of sales; and (iii) leverage on occupancy costs.

General, selling and administrative expenses as a percentage of sales also declined from the comparable quarter in the prior year. This improvement was due to the company's continued focus on strict expense controls and the leverage realized from the strong comparable store sales gain of 9% which was partially offset by higher accruals for the company's incentive plan and increased distribution costs.

Net earnings for the three months ended August 3, 1996, totaled
$18.6 million, or $.72 per share, compared to net earnings of $10.3 million, or $.42 per share, for the three months ended
July 29, 1995.

In August of this year, Congress passed the Minimum Wage Act of 1996 which raised the federal minimum wages from $4.25 per hour to $4.75 per hour. This increase becomes effective October 1, 1996 and is not expected to have a material impact on the company's labor costs.

Taxes on Earnings

The company's effective tax rate for the second quarter of 1996 and 1995 was 40%. The rate for both periods reflects the applicable statutory tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash, other than for operating expenses, during the first six months of fiscal 1996 were for (i) purchase of inventory, (ii) repurchase of the company's common stock, and (iii) capital expenditures for new stores, improvements to existing locations and improvements in operating systems.

Total consolidated inventories were up 18% at the end of the second quarter from last year due mainly to an increase in the number of new stores planned in 1996 and higher levels of opportunistic purchases of seasonal packaway merchandise. The increased purchases of packaway inventories at the end of the quarter also contributed to the higher level of accounts payable at the end of the period.

The increase in the accounts receivable reflects an increase in deferred compensation and an increase in credit card sales which were in line with the higher volume in business relative to last year. The decline in interest expense reflects the decline in borrowings which resulted primarily from higher earnings levels, the higher levels of accounts payable, lower capital and income from stock option exercises.

On August 30, 1996, the company paid in full the outstanding balance on the mortgage loan for the company's East Coast distribution center in Carlisle, Pennsylvania. The outstanding principal and accrued interest paid was $9.7 million.

The company believes it can fund its capital needs for the remainder of the fiscal year and complete the current stock repurchase program through internally generated cash, trade credit, established bank lines and lease financing.

                    PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual meeting of Stockholders held on May 30, 1996 (the
"1996 Annual Meeting"), the stockholders of the company voted on and approved the following proposals:

Proposal 1 to reelect three Class I Directors for a three year term.

Proposal 2 to approve the amendment to the 1988 Restricted Stock
Plan to increase the share reserve by 1,000,000 shares.

Proposal 3 to approve the amendment to the 1991 Outside Directors
Stock Option Plan to increase the share reserve by 50,000 shares.

Proposal 4 to approval the company's Incentive Compensation Plan.

Proposal 5 to ratify the appointment of Deloitte & Touche LLP as the company's certified public accountants for the fiscal year ending February 1, 1997.

INFORMATION ON THE BOARD OF DIRECTORS

Stuart G. Moldaw, Donald H. Seiler and George P. Orban were the nominees reelected at the 1996 Annual Meeting as the company's Class 1 Directors whose terms expire in 1999. The following are the company's directors who were not up for reelection and whose terms of office continues after the 1996 Annual Meeting: incumbent Class II Directors whose terms expire in 1997: Donna L. Weaver, Maynard Jenkins and Michael Balmuth; and incumbent Class III Directors whose terms expire in 1998: Norman A. Ferber, Philip Schlein and Melvin A. Wilmore.

1996 ANNUAL MEETING ELECTION RESULTS

Proposal 1

                                                      BROKER
ELECTION OF DIRECTORS      IN FAVOR      WITHHELD     NON-VOTES

Stuart G. Moldaw        22,163,223      663,501        N/A
Donald H. Seiler        22,275,101      551,623        N/A
George P. Orban         22,288,363      538,361        N/A

Proposals 2,3,4, and 5

                                                                      BROKER
         PROPOSAL               FOR        AGAINST     ABSTAIN       NON-VOTES

Amendment to the 1988        12,983,005    9,499,294     319,775        24,650
Restricted Stock Plan
Amendment to 1991 Outside    15,065,990    7,421,193     313,391        26,150
Directors Stock Option Plan
Amendment to Incentive       22,281,219      193,547     325,808        26,150
Compensation Plan
Appointment of Deloitte &    22,802,804       10,788      13,132           N/A
Touch LLP

ITEM 5.  OTHER INFORMATION

Effective September 1, 1996, Norman A. Ferber stepped down as Chief Executive Officer of the company and became a consultant to the company. Michael Balmuth, the company's former Executive Vice President, Merchandising, succeeded Mr. Ferber as Chief Executive Officer. Melvin A. Wilmore remains as President and Chief Operating Officer. Mr. Ferber continues as Chairman of the Board.


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


                                  ROSS STORES, INC.
                                  Registrant


Date:    September 13, 1996       /s/John M. Vuko
                                 John M. Vuko,
                                 Senior Vice President, Controller and
                                 Principal Accounting Officer

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

  10.7 Second Amendment to Credit Agreement, dated as of June 12, 1996, Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent.

           MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
           (EXHIBITS 10.8 - 10.30)

  10.8 Amended and Restated 1992 Stock Option Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1995 for its Annual Stockholders Meeting held May 25, 1995 ("1995 Proxy Statement").

  Exhibit
  Number   Exhibit

  10.9 Third Amended and Restated Ross Stores Employee Stock Purchase Plan, incorporated by reference to the appendix to the 1995 Proxy Statement.

  10.10 Third Amended and Restated Ross Stores 1988 Restricted Stock Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1996 for its Annual Stockholders Meeting held May 30, 1996 ("1996 Proxy Statement").

  10.11 1991 Outside Directors Stock Option Plan, incorporated by reference to the appendix to the 1996 Proxy Statement.

  10.12    Ross Stores Executive Medical Plan, incorporated by reference to
           Exhibit 10.13 to the 1993 Form 10-K filed by Ross Stores for its year ended January 29, 1994 ("1993 Form 10-K").

  10.13 Third Amended and Restated Ross Stores Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

  10.14 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

  10.15 Ross Stores Incentive Compensation Plan, incorporated by reference to the appendix to the 1996 Proxy Statement.

  10.16 Amended and Restated Employment Agreement between Ross Stores, Inc. and Norman A. Ferber, effective as of June 1, 1995, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.17 Amendment to Amended and Restated Employment Agreement between Ross Stores, Inc. and Norman A. Ferber, entered into July 29, 1996.

  10.18 Agreement between Ross Stores, Inc. and Norman A. Ferber, dated August 22, 1995, incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.19 Employment Agreement between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994, incorporated by reference to
           Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

  10.20 Amendment to Employment and Stock Grant Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of March 16, 1995, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.21 Second Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of June 1, 1995, incorporated by reference to Exhibit 10.21 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  Exhibit  Exhibit
  Number

  10.22 Third Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, entered into July 29, 1996.

  10.23 Agreement between Ross Stores, Inc. and Melvin A. Wilmore, dated August 22, 1995, incorporated by reference to Exhibit 10.22 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.24 Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 1, 1995, incorporated by reference to
           Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

  10.25 Amendment to Employment Agreement between Ross Stores and Michael Balmuth, effective as of June 1, 1995, incorporated by reference to Exhibit 10.24 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.26 Second Amendment to Employment Agreement between Ross Stores and Michael Balmuth, entered July 29, 1996.

  10.27 Employment Agreement between Ross Stores and Barry S. Gluck, effective as of March 1, 1996, incorporated by reference to
           Exhibit 10.23 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

  10.28 Employment Agreement between Ross Stores and Irene S. Jamieson, effective as of March 1, 1996, incorporated by reference to
           Exhibit 10.24 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

  10.29 Employment Agreement between Ross Stores and Barbara Levy, effective as of March 1, 1996, incorporated by reference to
           Exhibit 10.25 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

  10.30 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of March 16, 1995, incorporated by reference to
           Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

  11       Statement re:  Computation of Per Share Earnings.

  15       Letter re: Unaudited Interim Financial Information.

  27       Financial Data Schedules (submitted for SEC use only).