Form 10-Q
period 1996-11-02
ROSS STORES INC
filed 1996-12-16
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


               (Mark one)
      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended November 2, 1996


                               OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _______


                 Commission file number  0-14678


                        ROSS STORES, INC.
     (Exact name of registrant as specified in its charter)


Delaware                                       94-1390387
(State or other juristiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

8333 Central Avenue,                     94560-3433
Newark, California(Address of principal (Zip Code) executive offices)

Registrant's telephone number,           (510) 505-4400
including area code

Former name, former address                  N/A
and former fiscal year,
if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No __

The number of shares of Common Stock, with $.01 par value, outstanding on November 30, 1996 was 24,752,157.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000)                                     November 2,    February 3,      October 28,
ASSETS                                            1996           1996             1995

                                           (Unaudited)        (Note A)      (Unaudited)

Current Assets
  Cash and cash equivalents                    $25,305          $23,426        $23,599
  Accounts receivable                           18,207            9,901          9,197
  Merchandise inventory                        401,813          295,965        344,004
  Prepaid expenses and other                    13,269           13,474         11,750
                                               _______          _______        _______
     Total Current Assets                      458,594          342,766        388,550

Property And Equipment
  Land and buildings                            24,115           24,102         24,102
  Fixtures and equipment                       160,539          156,811        149,923
  Leasehold improvements                       124,783          123,829        116,956
  Construction-in-progress                      28,922           16,808         13,654
                                              ________________________________________
                                               338,359          321,550        304,635
  Less accumulated depreciation                152,468          140,174        133,581
  and amortization                            ________________________________________
                                               185,891          181,376        171,054
Other assets                                    15,893           17,010         17,558
                                              ________________________________________
                                              $660,378         $541,152       $577,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $196,929         $137,653       $172,809
  Accrued expenses and other                    61,936           42,944         47,097
  Accrued payroll and benefits                  41,891           30,064         25,364
  Income taxes payable                          14,018           10,555          2,007
                                              ________________________________________
     Total Current Liabilities                 314,774          221,216        247,277
Long-term debt                                  10,000            9,806         37,874
Deferred income taxes and other                 22,938           18,614         21,465
liabilities

Stockholders' Equity
  Capital stock                                    249              246            244
  Additional paid-in capital                   156,542          133,409        127,567
  Retained earnings                            155,875          157,861        142,735
                                              ________________________________________
                                               312,666          291,516        270,546
                                              ________________________________________
                                              $660,378         $541,152       $577,162

<F1> See notes to condensed consolidated financial statements.


ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                      Three Months Ended            Nine Months Ended

                                                     November 2,   October 28,     November 2,    October 28,
($000 except per share data, unaudited)                     1996          1995            1996           1995

Sales                                                   $403,383      $330,682      $1,179,987       $979,319

Costs and Expenses

  Cost of goods sold and occupancy                       283,797       237,555         833,472        710,403
  General, selling and administrative                     85,043        72,634         243,025        209,329
  Depreciation and amortization                            7,363         6,834          21,788         20,277
  Interest                                                   (77)          473             138          2,452
                                                        _____________________________________________________
                                                         376,126       317,496       1,098,423        942,461

Earnings before taxes                                     27,257        13,186          81,564         36,858
Provision for taxes on earnings                           10,903         5,277          32,626         14,745
Net earnings                                             $16,354        $7,909         $48,938        $22,113

=============================================================================================================
Net earnings per share:

  Primary                                                   $.64          $.32           $1.90           $.89

  Fully diluted                                             $.64          $.32           $1.89           $.89
=============================================================================================================

Weighted average shares outstanding:

  Primary                                                 25,625        24,863          25,757         24,734

  Fully diluted                                           25,677        24,870          25,872         24,851
=============================================================================================================

Stores open at end of period                                                               313            293
=============================================================================================================

<F1> See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Nine Months Ended

                                                         November 2,   October 28
($000, unaudited)                                               1996         1995

Cash Flows From Operating Activities
  Net earnings                                               $48,938      $22,113
  Adjustments to reconcile net earnings to net
  cash used in operating activities:
  Depreciation and amortization of property                   21,788       20,277
  and equipment
  Other amortization                                           4,923        3,799
  Change in current assets and current
  liabilities:
     Merchandise inventory                                  (105,848)     (68,821)
     Other current assets - net                               (8,102)      (3,431)
     Accounts payable                                         61,012       64,691
     Other current liabilities - net                          37,227        6,548
  Other                                                        5,988        3,624
                                                            _____________________
     Net cash provided by operating activities                65,926       48,800

=================================================================================
Cash Flows From Investing Activities
  Additions to property and equipment                        (33,188)     (29,871)
                                                            ______________________
     Net cash used in investing activities                   (33,188)     (29,871)
==================================================================================

Cash Flows From Financing Activities
  Borrowing under line of credit agreement                    12,700        5,000
  (Repayment) of long-term debt                               (9,835)     (13,241)
  Issuance of common stock related to stock plans             29,352        1,812
  Repurchase of common stock                                 (57,797)      (8,054)
  Dividends paid                                              (5,279)      (4,428)
                                                            ______________________
     Net cash (used in) financing activities                 (30,859)     (18,911)
                                                            ______________________
Net Increase In Cash                                           1,879           18
  Cash
     Beginning of year                                        23,426       23,581
                                                             ____________________
     End of quarter                                          $25,305      $23,599

=================================================================================
Interest Paid                                                   $660       $2,822
Income Taxes Paid                                            $29,163      $17,476
=================================================================================

<F1> See notes to condensed consolidated financial statements.

                                ROSS STORES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Three and Nine Months Ended November 2, 1996 and October 28, 1995
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at November 2, 1996 and October 28, 1995; the interim results of operations for the three and nine months ended November 2, 1996 and October 28, 1995; and cash flows for the nine months ended November 2, 1996 and October 28, 1995. The balance sheet at February 3, 1996, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

The condensed consolidated financial statements at November 2, 1996 and October 28, 1995, and for the three and nine months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of November 2, 1996 and October 28, 1995, and the related condensed consolidated statements of earnings for the three-month and nine-month periods then ended and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


November 22, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.


RESULTS OF OPERATIONS


PERCENTAGE OF SALES
                                           Three Months Ended           Nine Months Ended

                                        November 2,  October 28,         November 2,       October 28,
                                               1996         1995                1996              1995
SALES
 Sales ($000)                              $403,383     $330,682        $1,179,987            $979,319
 Sales growth                                   22%          12%               20%                 12%
 Comparable store sales growth                  14%           4%               12%                  2%

COSTS AND EXPENSES
 Cost of goods sold and occupancy              70.4%        71.8%            70.6%               72.5%
 General, selling and administrative           21.1%        22.0%            20.6%               21.4%
 Depreciation and amortization                  1.8%         2.1%             1.8%                2.1%
 Interest                                         0%         0.1%               0%                0.3%

NET EARNINGS                                    4.1%         2.4%             4.1%                2.3%

=======================================================================================================

Sales

The results of operations for the three and nine months ended November 2, 1996, over the same periods last year, reflect an increase in the level of sales which was due to the increase in comparable store sales as well as a greater number of open stores during the current period.


Costs and Expenses

The declines from the prior year in cost of goods sold and occupancy expense as a percentage of sales for the three and nine month periods ended November 2, 1996 were primarily due to stronger than planned comparable store increases which contributed to (i) lower markdowns as a percentage of sales and
(ii) increased leverage on occupancy expenses.

General, selling and administrative expenses as a percentage of sales also declined from the comparable periods in the prior year. This improvement was due to the company's continued focus on strict expense controls combined with the leverage realized on the strong increase in comparable store sales, which more than offset higher accruals for the company's incentive plan.

Net earnings for the three months ended November 2, 1996, totaled
$16.4 million, or $.64 per share, compared to net earnings of $7.9 million, or $.32 per share, for the three months ended
October 28, 1995.

Taxes on Earnings

The company's effective tax rate for the third quarter of 1996 and 1995 was 40%. The rate for both periods reflects the applicable statutory tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash during the first nine months of fiscal 1996 were for (i) an increase in inventory somewhat offset by a related increase in accounts payable; (ii) repurchase of the company's common stock; (iii) capital expenditures for new stores, improvements to existing locations and improvements in operating systems; and (iv) reduction in long-term debt.

Total consolidated inventories were up 17% at the end of the third quarter from last year due mainly to an increase in the number of new stores and higher levels of seasonal packaway merchandise.

The increase in accounts receivable reflects an increase in deferred compensation and credit card sales driven by the higher volume of business. The increase in accrued payroll reflects the accruals for the company's deferred compensation plan and incentive plan. The increase in accrued expenses primarily results from the timing of payments for expenses related to the volume of business.

The decline in interest expense reflects lower borrowings which resulted primarily from (i) higher earnings levels; (ii) increases in accounts payable, accrued expenses and other liabilities; and (iii) receipts from stock option exercises.

The company believes it can fund its capital needs for the remainder of the fiscal year and the next twelve months and complete the current stock repurchase program through internally generated cash, trade credit, established bank lines and lease financing.


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



                           ROSS STORES, INC.
                           Registrant



Date:  December 13, 1996   /s/John M. Vuko
                           John M. Vuko, Senior Vice President,
                           Controller and Principal Accounting
                           Officer

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

  10.7 Second Amendment to Credit Agreement, dated as of June 12, 1996, Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent, incorporated by reference to Exhibit
             10.7 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

  Exhibit
  Number     Exhibit

             MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
             (EXHIBITS 10.8 - 10.33)

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

  10.13      Third Amended and Restated Ross Stores Executive
             Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

  10.14 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

  10.15 Ross Stores Incentive Compensation Plan, incorporated by reference to the appendix to the 1996 Proxy Statement.

  10.16 Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of June 1, 1995, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.17 Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, entered into July 29, 1996, incorporated by reference to Exhibit
             10.17 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

  10.18 Agreement between Ross Stores and Norman A. Ferber, dated August 22, 1995, incorporated by reference to
             Exhibit 10.18 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.19 Employment Agreement between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

  Exhibit
  Number     Exhibit

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

  10.22 Third Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, entered into July 29, 1996, incorporated by reference to Exhibit 10.22 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

  10.23 Agreement between Ross Stores and Melvin A. Wilmore, dated August 22, 1995, incorporated by reference to
             Exhibit 10.22 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

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

  10.26 Second Amendment to Employment Agreement between Ross Stores and Michael Balmuth, entered July 29, 1996, incorporated by reference to Exhibit 10.26 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

  10.27 Employment Agreement between Ross Stores and Barry S. Gluck, effective as of March 1, 1996, incorporated by reference to Exhibit 10.23 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

  10.28      First Amendment to Employment Agreement between Ross
             Stores and Barry S. Gluck, dated September 1, 1996.

  10.29 Employment Agreement between Ross Stores and Irene S. Jamieson, effective as of March 1, 1996, incorporated by reference to Exhibit 10.24 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

  10.30      First Amendment to Employment Agreement between Ross
             Stores and Irene A. Jamieson, dated September 1, 1996.

  10.31 Employment Agreement between Ross Stores and Barbara Levy, effective as of March 1, 1996, incorporated by reference to Exhibit 10.25 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

  Exhibit
  Number     Exhibit

  10.32      First Amendment to Employment Agreement between
             Ross Stores and Barbara Levy, dated September 1,
             1996.

  10.33      Consulting Agreement between Ross Stores and Stuart
             G. Moldaw, effective as of March 16, 1995, incorporated by reference to Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

  11         Statement re:  Computation of Per Share Earnings.

  15         Letter re: Unaudited Interim Financial Information.

  27 Financial Data Schedules (submitted for SEC use only).