Form 10-K405
period 1997-02-01
ROSS STORES INC
filed 1997-04-30
CIK 745732

===================================================================
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-K405

                        (Mark one)
             x ANNUAL REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended February 1, 1997

                               OR

              TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _______ to _______

                 Commission file number  0-14678

                        ROSS STORES, INC.
     (Exact name of registrant as specified in its charter)

             Delaware                        94-1390387
   (State or other jurisdiction           (I.R.S. Employer
        of incorporation or              Identification No.)
           organization)

   8333 Central Avenue, Newark,              94560-3433
             California
  (Address of principal executive            (Zip Code)
              offices)

  Registrant's telephone number,           (510) 505-4400
        including area code

  Securities registered pursuant                None
        to Section 12(b) of
             the Act:

  Securities registered pursuant
          to Section 12(g)
            of the Act:
                                        Name of each exchange
        Title of each class              on which registered

   ----------------------------     -----------------------------

    Common stock, par value $.01             NASDAQ/NMS

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     x

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 4, 1997 was $1,226,764,835.52. Shares of voting stock held by each director and executive officer and each person who on that date owned 10% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on April 4, 1997 was 49,597,180.

Documents incorporated by reference:
     Portions of the Proxy Statement for Registrant's 1997 Annual
     Meeting of Stockholders, which will be filed on or before June 2, 1997, are incorporated herein by reference into Part
     III.

============================================================

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

     The original Ross Stores, Inc. was incorporated in California in 1957. In August 1982, the company was purchased by some of its current stockholders and restaffed with a new management team. The six stores acquired at the time were completely refurbished in the company's current off-price format and stocked with new merchandise. In June 1989 the company reincorporated in the state of Delaware.

Merchandising, Purchasing and Pricing

     Ross seeks to provide its target customers with a wide assortment of first quality, in-season, name brand apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% from regular department and specialty store prices, as well as similar savings on fragrances, gift items for the home and bed and bath merchandise and accessories. Although not a fashion leader, the company sells recognizable branded merchandise that is current and fashionable in each category. The company reviews its merchandise mix each week, enabling it to respond to merchandise trends and purchasing opportunities in the market. The company's merchandising strategy is reflected in its advertising, which emphasizes its strong value message -- Ross' customers get great savings on name brand merchandise every day of the year.

     Merchandising. The Ross merchandising strategy incorporates a combination of in-season and past-season apparel, shoes and accessories for the entire family, as well as fragrances and giftware and linens for the home. The company's emphasis on brand names reflects management's conviction that brand-name merchandise sold at compelling discounts will continue to be an important determinant of its success. Ross leaves the brand-name label on the merchandise it sells.

     The company has established a merchandise assortment which it believes is attractive to its target customer group. Although Ross offers fewer classifications of merchandise than most department stores, the company generally offers a large selection of brand names within each classification with a wide assortment of vendors, prices, colors, styles and fabrics within each size. Over the past year, the company has continued to diversify its merchandise offerings by adding new product categories such as small sporting goods and exercise equipment, small electronics, tabletop lamps, small furnishings, educational toys and games. Other recent additions include luggage, gourmet food and cookware. For fiscal 1996, the overall merchandise sales mix was approximately 95% first quality merchandise and 5% irregulars. The respective departments accounted for total sales in 1996 approximately as follows: Ladies 38%, Men's 22%,

Accessories, Hosiery and Lingerie 10%, Shoes 10%, Children's 9%, and Fragrances, Home Accents and Bed and Bath 11%.

     Purchasing. During the past three years, no single vendor has accounted for more than 3% of the company's purchases. The company continues to add new vendors and believes it has adequate sources of first quality merchandise to meet its requirements. The company purchases the vast majority of its merchandise directly from manufacturers and has not experienced any difficulty in obtaining sufficient inventory.

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

     The company has increased its emphasis in recent years on opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as "closeout" or "packaway" purchases. Closeouts can be shipped to stores in season. Closeouts allow the company to get in season goods in its stores at lower prices. Packaway merchandise is purchased with the intent that it will be stored in the company's warehouses until the beginning of the next selling season. Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within the merchandise assortments. Packaway merchandise is mainly fashion basics and therefore, not usually affected by seasonal shifts in fashion trends.

     Throughout the 1990s, Ross gradually increased the amount of packaway inventories. More recently in 1996 and early 1997, the company further increased these important resources in response to compelling opportunities available in the marketplace. It is management's belief that the stronger discounts the company is able to offer on packaway merchandise are a key driver of Ross' business. As a result, while in-store inventories at the end of fiscal 1996 were about even on a comparable store basis to the prior year, total consolidated inventories were up 26% due to the investment at year-end in additional packaway goods and inventory for the new stores.

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

     The company's buyers have an average of ten years of experience, including experience with other retailers such as Bloomingdale's, Burlington Coat Factory, Dayton Hudson, Lord & Taylor, Macy's, Marshalls, TJ Maxx and Value City. In keeping with its strategy, over the past five years, the company increased the size of its merchandising staff by about 200%. Management believes that this increase enables its merchants to spend even more time in the market which, in turn, should strengthen the company's ability to procure the most desirable brands at competitive discounts.

     The combination of the above off-price buying strategies enables the company to purchase merchandise at net prices which are lower than prices paid by department and specialty stores.

     Pricing. The company's policy is to sell brand name merchandise which can generally be priced at 20% to 60% less than most department and specialty store regular prices. The Ross pricing policy is to affix a ticket displaying the company's selling price as well as the estimated comparable selling price of that item at department and specialty stores.

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

The Ross Store

     As of February 1, 1997, the company operated 309 stores. They are conveniently located in predominantly community and neighborhood strip shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, the company clusters stores to maximize economies of scale in advertising, distribution and management. During 1996, the average Ross store employed approximately 43 full- and part-time people.

     The company believes a key element of its success is the attractive, easy-to-shop environment in its stores which allows customers to shop at their own pace. The Ross store is designed for customer convenience in its merchandise presentation, dressing rooms, checkout and merchandise return areas. The Ross store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. Ross encourages its customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere. At most stores, shopping carts are available at the entrance for customer convenience. Checkout stations are located at store entrances for customer ease and efficient employee assignment.

     It is the company's policy to minimize transaction time for the customer at the checkout counter by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. Approximately 37% of payments are made with credit cards. Ross provides cash or credit card refunds on all merchandise returned with a receipt within 30 days.

Operating Costs

     Consistent with the other aspects of its business strategy, Ross strives to keep operating costs as low as possible. Among the factors which have enabled the company to operate at low costs are:

     Reduced in-store labor costs resulting from (i) a store design that creates a self-selection retail format and (ii) the utilization of labor saving technologies.

     Economies of scale with respect to both general and administrative costs as a result of centralized merchandising, marketing and purchasing decisions.

     Model store layout criteria which facilitate conversion of existing buildings to the Ross format.

     A fully-integrated, on-line management information system which enables the company to respond quickly when making purchasing, merchandising and pricing decisions.

Distribution

     Each Ross store is serviced by the company's two distribution centers located in Newark California (approximately 494,000 square feet) and Carlisle, Pennsylvania (approximately 424,000 square feet). Having a distribution center on each coast enhances cost efficiencies per unit and decreases turn-around time in getting the merchandise from the vendors to the stores. Shipments are made by contract carriers to the stores about five times a week depending on location.

     The company's new Distribution Center Information System was successfully implemented in fiscal 1996. The company's objective is to automate as many functions as possible thereby reducing paper flow and its associated costs.

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

     In addition to its new Distribution Center Information System, the company also successfully completed implementation of its new store-based systems which are designed to speed up, simplify and automate most transactions at the point of sale and the stores' back offices.

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

Trademarks

     The trademark for Ross Dress For Less has been registered with the United States Patent and Trademark Office.

Employees

     On February 1, 1997, the company had 14,853 employees which includes an estimated 9,420 part-time employees. Additionally, the company hires temporary employees -- especially during the peak seasons. The company's employees are non-union. Management of the company considers the relationship between the company and its employees to be excellent.

Competition

     The company believes that the principal competitive factors in the off-price retail apparel industry are offering large discounts on name brand merchandise appealing to its target customer and consistently providing a store environment that is convenient and easy to shop. To execute this concept, the company has strengthened its buying organization and is making buying decisions based on regional and/or local factors as well as improving cost efficiencies to leverage expenses and to mitigate competitive pressures on gross margin. The company believes that it is well positioned to compete on the basis of each of these factors.

     Nevertheless, the national apparel retail market is highly fragmented. Ross faces intense competition for business from department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources than Ross. The retail apparel business may become even more competitive in the future.

Forward-Looking Statements and Factors Affecting Future Performance

     This report includes a number of forward-looking statements which reflect the company's current views with respect to future events and financial performance, including statements in the Business and the MD&A sections concerning the company's operations and competitive strengths. In this report the words, "expect," "anticipate," "estimate," "believe" and similar expressions identify forward-looking statements.

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

     As a result, the forward-looking statements that are contained herein are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, a continuation or exacerbation of the current over-capacity problem affecting the industry, or changes in the level of consumer spending on or preferences in apparel or home related merchandise. In addition, the company's corporate headquarters, one distribution center and 46% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster could significantly impact the company's operating results and financial condition.

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


ITEM 2.    PROPERTIES

Stores

     From August 1982 to February 1, 1997, the company expanded from six stores in California to 309 stores in 17 states: Arizona, California, Colorado, Florida, Hawaii, Idaho, Maryland, Nevada, New Jersey, New Mexico, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Virginia and Washington. All stores are leased, with the exception of one.

     During fiscal 1996, the company opened 21 new Ross `Dress For Less' stores and closed 4 existing locations. The typical new Ross store is approximately 28,480 square feet, yielding approximately 22,855 square feet of selling space. As of February 1, 1997, the company's 309 stores generally ranged in size from about 24,000 to 30,000 gross square feet and had an average of 22,000 square feet of selling space.

     During the fiscal year ended February 1, 1997, no one store accounted for more than approximately 1% of the company's sales. The company carries earthquake insurance on its corporate headquarters, both distribution centers and on its stores in California.

     The company's real estate strategy is to open additional stores mainly in existing market areas, to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market. In fiscal 1997 and 1998, the company plans to focus its new store growth in existing markets and adjacent regions in existing states. In addition, management continues to seek opportunistic real estate acquisitions.
A recent example of this type of opportunistic expansion strategy is the company's recent acquisition of the leasehold rights to all of TJX Companies stores in the state of Hawaii during 1996. With its two previously existing Hawaii locations, Ross now operates a total of seven stores in Hawaii, providing economies of scale in distribution, supervision and advertising expenses.

     Where possible, the company has obtained sites in existing buildings requiring minimal alterations. This has allowed Ross to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. To date, the company has been able to secure leases in suitable locations for its stores. At February 1, 1997, the majority of the company's stores had unexpired original lease terms ranging from three to ten years with two to three renewal options of five years each. The average unexpired original lease term of its leased stores is six years, or 19 years if renewal options are included. (See Note D to the Consolidated Financial Statements.) Most of the company's store leases contain a provision for percentage rental payments after a specified sales level has been achieved.

Distribution Centers

     The company has exercised its right to purchase its Newark, California distribution center for $24.8 million. Completion of this transaction is pending the landlord's appeal. The Newark facility is also the company's corporate headquarters. The company also owns its distribution center in Carlisle, Pennsylvania. In August 1996, the company paid off that facility's outstanding mortgage value of $9.7 million.

     The company's two distribution centers currently have processing capacity to support store growth through 1999. This reflects the company's recent investment in distribution systems along with the potential to expand work shifts. Management currently is studying alternatives to support long-term packaway and distribution requirements.


ITEM 3.  LEGAL PROCEEDINGS

     The company is a party to routine litigation incident to its business. Management believes that none of these legal proceedings will have a material adverse effect on the company's consolidated financial statements taken as a whole or results of operations of the company. Some of the lawsuits to which the company is a party are covered by insurance and are being defended by the company's insurance carriers.


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

Name                   Age    Position

Michael A. Balmuth     46     Vice Chairman and
                              Chief Executive Officer

Melvin A. Wilmore      51     Director, President and
                              Chief Operating Officer

James S. Fassio        42     Senior Vice President,
                              Property Development

Barry S. Gluck         44     Senior Vice President and
                              General Merchandising Manager

James S. Jacobs        52     Senior Vice President,
                              Store Operations

Irene Jamieson         46     Senior Vice President and
                              General Merchandising Manager

Stephen F. Joyce       55     Senior Vice President,
                              Human Resources

Barbara Levy           42     Senior Vice President and
                              General Merchandising Manager

_____________________

     Mr. Balmuth joined the Board of Directors as Vice Chairman and became Chief Executive Officer on September 1, 1996. Prior to this he served as the company's Executive Vice President, Merchandising since July 1993 and Senior Vice President and General Merchandise Manager since November 1989. Before joining Ross, he was Senior Vice President and General Merchandise Manager at Bon Marche in Seattle from September 1988 through November 1989. From April 1986 to September 1988, he served as Executive Vice President and General Merchandise Manager for Karen Austin Petites.

     Mr. Wilmore has served as President, Chief Operating Officer and a member of the Board of Directors since March 1993. Prior to this, he served as Executive Vice President and Chief Operating Officer since December 1991. From October 1989 to December 1991, he was President and Chief Executive Officer of Live Specialty Retail, a division of LIVE Entertainment, Inc. From March 1988 to June 1989, he was President/General Partner of Albert's Acquisition Corporation. From March 1987 to March 1988, Mr. Wilmore was engaged in the acquisition of Albert's Hosiery and Bodywear by Albert's Acquisition Corporation. From April 1984 to March 1987, he was the President and Chief Operating Officer of Zale Jewelry Stores, a division of Zale Corporation.

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

                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     General Information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note J to the Consolidated Financial Statements in Item 8 of this document which is incorporated herein by reference. The company's stock is traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST. There were 828 stockholders of record as of April 4, 1997.

     Stock Dividend. On January 30, 1997, the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend. The dividend was paid on March 5, 1997 to stockholders of record on February 11, 1997. Market prices, share and per share numbers and values and dividends reported herein have been adjusted to give retroactive effect to the stock dividend.

     Cash Dividends. During fiscal 1994, 1995 and 1996, the company paid a quarterly cash dividend of $0.025, $0.03 and $0.035, respectively, per common share. On January 30, 1997, the Board of Directors increased the quarterly dividend to $0.045 per common share.

ITEM 6.   SELECTED FINANCIAL DATA

($000, except per share data)              1996        1995<F1>         1994         1993         1992      1991

Operations

Sales                                $1,689,810      $1,426,397   $1,262,544   $1,122,033  $1,043,0622  $926,377
Cost of goods sold and
         occupancy                    1,194,136       1,031,455      920,265      814,745      742,749   656,504
         Percent of sales                 70.7%           72.3%        72.9%        72.6%        71.2%     70.9%
General, selling and
         administrative                 332,439         293,051      263,777      235,558      221,795   203,120
         Percent of sales                 19.7%           20.5%        20.9%        21.0%        21.3%     21.9%
Depreciation and
         amortization                    28,754          27,033       24,017       20,539       18,740    15,922
Interest                                  (360)           2,737        3,528        2,318        3,071     5,395
Insurance proceeds                                                  (10,412)
Earnings before taxes                   134,841          72,121       61,369       48,873       56,707    45,436
         Percent of sales                  8.0%            5.1%         4.9%         4.4%         5.4%      4.9%
Provision for taxes
         on earnings                     53,936          28,849       24,548       19,549       22,683    17,720
Net earnings                             80,905          43,272       36,821       29,324       34,024    27,716
         Percent of sales                  4.8%            3.0%         2.9%         2.6%         3.3%      3.0%
Number of fully-diluted shares
         at year-end (000)<F2>           51,397          50,112       49,446       51,582       52,498    50,992
Earnings per fully-diluted
         common share<F2>                 $1.57            $.86         $.74         $.57         $.65      $.54
Cash dividends declared per
         common share<F2>                 $.150           $.125        $.105        $.025

<F1>  Fiscal 1995 is a 53-week year; all other fiscal years are 52 weeks.
<F2>  All shares and per share information are adjusted to reflect the effect of the two-for-one stock split effected in the form of a stock dividend on March 5, 1997.


SELECTED FINANCIAL DATA


($000, except per share data)              1996      1995<F1>    1994        1993         1992       1991

Financial Position

Merchandise inventory                  $373,689   $295,965   $275,183    $228,929     $221,048   $185,041
Property and equipment, net             192,647    181,376    171,251     144,152      128,070    126,848
Total assets                            659,478    541,152    506,241     437,371      419,870    357,690
Working capital                         134,802    121,692    131,846     125,047      121,012     77,448
Current ratio                             1.4:1      1.6:1      1.7:1       1.8:1        1.8:1      1.6:1
Total debt                                    0      9,806     46,069      33,308       33,525     40,723
Stockholders' equity                    328,843    291,516    254,551     228,222      209,595    162,583
Book value per common share
    outstanding at year-end<F2>           $6.67      $5.92      $5.21       $4.62        $4.12      $3.32
Total debt as a percent of
    total capitalization                     0%         3%        15%         13%          14%        20%
Return on average
    stockholders' equity                    26%        16%        15%         13%          18%        19%


Operating Statistics

Number of stores opened                      21         21         35          22           23         20
Number of stores closed                       4          4          3           2            3          2
Number of stores at year-end                309        292        275         243          223        203
Comparable store sales
    increase (decline)
   (52-week basis)                          13%         2%         2%        (1%)           3%         2%
Sales per square foot of selling
    space (52-week basis)<F3>              $259       $230       $227        $222         $222       $214
Square feet of selling space
    at year-end (000)                     6,677      6,276      5,901       5,210        4,879      4,518
Number of employees at
    year-end                             14,853     11,935     10,516       8,949        8,156      7,397
Number of common
    stockholders of record
    at year-end                             826      1,022      1,168       1,275        1,381      1,340

<F1>   Fiscal  1995  is a 53-week year; all other fiscal  years  are  52 weeks.
<F2>   All per share information is adjusted to reflect the effect of the two-for-one stock split effected in the form of a stock dividend on March 5, 1997.
<F3>   Based on average annual selling square footage.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

For the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 (referred to as 1996, 1995 and 1994). All share and per share information has been adjusted to reflect the effect of the company's two-for-one stock split effected in the form of a 100% stock dividend on March 5, 1997.

Results of Operations

     Stores. Total stores open at the end of 1996, 1995 and 1994 were 309, 292 and 275, respectively. During 1996, the company opened 21 new stores and closed 4 stores. During 1995, the company opened 21 new stores and closed 4 stores. During 1994, the company opened 35 new stores and closed 3 stores.

     Sales. Sales were $1.690 billion, $1.426 billion and $1.263 billion in 1996, 1995 and 1994, with each year consisting of 52, 53 and 52 weeks, respectively. Comparable store sales increased 13% for 1996, increased 2% for 1995 on a 52 week basis and increased 2% for 1994. The increases in sales for 1996, 1995 and 1994 were due to an increase in comparable store sales and a greater number of stores in operation (and the 53rd week in 1995). The company anticipates that the competitive climate for apparel and off-price retailers will continue in 1997.
Management expects to address that challenge by continuing to strengthen the merchandise organization, diversify the merchandise mix and purchase goods more opportunistically. Although the company's existing strategies and store expansion program contributed to sales and earnings gains in 1996, 1995 and 1994, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

     Cost of Goods Sold and Occupancy. Cost of goods sold and occupancy as a percentage of sales was 70.7%, 72.3% and 72.9% for 1996, 1995 and 1994, respectively. The reduction in the cost of goods sold and occupancy ratio in 1996 resulted primarily from the higher sales, lower markdowns as a percentage of sales, an increase in the initial mark-up from purchasing more opportunistically and leverage on occupancy costs. The reduction in the cost of goods sold and occupancy ratio in 1995 resulted primarily from increased levels of opportunistic and in-season purchases which created better values for customers. There can be no assurance that the improvement experienced in 1996 will continue in future years.

     General, Selling and Administrative Expenses. General, selling and administrative expenses as a percentage of sales were 19.7%, 20.5% and 20.9% for 1996, 1995 and 1994, respectively.
During 1996, the ratio as a percentage of sales declined primarily due to the leverage realized from the significant increase in comparable store sales combined with continued strong cost controls. As a result, even with the investments made in expanding the merchandise organization over the years, expenses as a percent of sales each year have decreased from the prior year.

     The largest component of general, selling and administrative expenses is payroll. The total number of employees, including both full and part-time, at year-end 1996, 1995 and 1994 was approximately 14,900, 11,900 and 10,500, respectively.

     Depreciation and Amortization. Depreciation and amortization as a percentage of sales has remained relatively constant over the last three years, due primarily to the consistent level of assets in each store.

     Interest. Due to lower borrowings in 1996, interest expense decreased from 1995. The reduction in borrowings in 1996 was due to higher earnings levels, higher cash flows from issuances under stock plans and improved inventory turnover, which more than offset expenditures for the repurchase of common stock, capital investments and an overall increase in inventory. Similarly, lower borrowings in 1995 resulted in a decrease in interest
expense from 1994.   The reduction in borrowings in 1995 was due
in part to improved inventory turnover which more than offset expenditures for the repurchase of common stock and capital investments.

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

     Taxes on Earnings. The company's effective rate for 1996, 1995 and 1994 was 40%, which represents the applicable statutory rates reduced by the federal benefit received for state taxes.


Financial Condition

     Liquidity and Capital Resources. During 1996, 1995 and 1994, liquidity and capital requirements were provided by cash flows from operations, bank borrowings and trade credit. The company's store sites, central office, as well as the buying offices, are leased and except for certain leasehold improvements and equipment, do not represent long-term capital investments. Commitments related to operating leases are described in Note D to the Consolidated Financial Statements. The company's east coast distribution center is now owned outright by the company as the mortgage was paid off in full on August 30, 1996. The company has exercised its right to purchase its Newark, California distribution center and corporate headquarters for $24.8 million. Completion of this transaction is pending the landlord's appeal. Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary trade practices with the company's vendors. Management regularly reviews the adequacy of credit available to the company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the company.

     During 1996, the primary uses of cash, other than for operating expenditures, were for merchandise inventory and property and equipment to open 21 new stores, a planned increase in packaway inventory, the remodeling of seven stores, the repurchase in the open market of 4.5 million shares of the company's common stock, and quarterly dividend payments. During 1995, the primary uses of cash, other than for operating expenditures, were for merchandise inventory and property and equipment to open 21 new stores, the remodeling of eight stores, the repurchase in the open market of 1.5 million shares of the company's common stock, and quarterly dividend payments. During 1994, the primary uses of cash, other than for operating expenditures, were for merchandise inventory and property and equipment to open 35 new stores, the remodeling of 32 stores, a planned increase in packaway merchandise, the repurchase in the open market of 1.6 million shares of the company's common stock, the acquisition of lease rights for eight new stores, and quarterly dividend payments. In 1996, 1995 and 1994, the company spent approximately $37 million, $42 million and $52 million, respectively, for capital expenditures, net of leased equipment, that included fixtures and leasehold improvements to open 21, 21 and 35 stores, respectively, remodeling costs for seven, eight and 32 stores, respectively, modifications to the New York buying office, purchase of previously leased equipment and various expenditures for existing stores and the central office. Also in 1996, 1995 and 1994, the company spent approximately $80.4 million, $12.1 million and $12.9 million, respectively, for repurchases of the company's common stock in the open market.

     The company currently anticipates opening 15 to 25 stores annually through 1998. The company anticipates that this growth will be financed primarily from cash flows from operating activities and available credit facilities.

     The company's Board of Directors declared quarterly dividends of $.03 per common share in January, May, August and November 1995, and $.035 per common share in January, May, August and November 1996. In January 1997, a 29% increase in the quarterly dividend payment to $.045 per common share was declared by the Board of Directors, payable on or about April 7, 1997.
The company uses cash flows from operating activities and available cash resources to provide for dividends.

     In February 1996, the company announced that its Board of Directors authorized an expansion in the company's stock repurchase program. The company repurchased a total of 4.5 million shares in 1996. The buyback of an additional three million shares has been authorized for 1997. The company anticipates funding this program through cash flows from operating activities and available credit facilities.

     The company has available under its principal bank credit agreement a $110 million revolving credit facility, which expires in July 1998 and short-term credit facilities at February 1, 1997 totaling $35 million. These facilities are available until canceled by either party. At year-end 1996, 1995 and 1994, there were no outstanding balances under any credit facility. In June 1994, the company signed a revolving term loan credit agreement with a bank due July 2001 for $60 million. The company had no outstanding balance on this term loan at year-end 1996. For additional information relating to these obligations, refer to Note C to the Consolidated Financial Statements.

     Working capital was $135 million at the end of 1996, compared to $122 million at the end of 1995 and $132 million at the end of 1994. At year-end 1996, 1995 and 1994, the company's current ratios were 1.4:1, 1.6:1 and 1.7:1, respectively. The percentage of long-term debt to total capitalization at year-end 1996, 1995 and 1994 was 0%, 3% and 15%, respectively.

     The company's primary source of liquidity is the sale of its merchandise inventory. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through markdowns and clearances.

     The company realized stronger cash flows in 1996 and 1995 due to increased earnings, tighter inventory controls with improved inventory turnover and increased cash generated by the issuance of common stock related to stock plans. These resources enabled the company to pay down all bank borrowings at each year-end.

     The company estimates that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to provide for the three million share stock repurchase, dividend payments and planned capital additions during the upcoming year.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CONSOLIDATED BALANCE SHEETS


                                                               February 1,         February 3,
($000, except per share data)                                         1997                1996

ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                   $44,777             $23,426
       Accounts receivable                                           7,832               7,598
       Merchandise inventory                                       373,689             295,965
       Prepaid expenses and other                                   13,289              13,474
                                                                   _______             _______
              Total Current Assets                                 439,587             340,463

PROPERTY AND EQUIPMENT
       Land and buildings                                           24,115              24,102
       Fixtures and equipment                                      164,980             156,811
       Leasehold improvements                                      135,810             123,829
       Construction-in-progress                                     23,798              16,808
                                                                   _______             _______
                                                                   348,703             321,550
       Less accumulated depreciation and amortization              156,056             140,174
                                                                   _______             _______
                                                                   192,647             181,376

Deferred income taxes and other assets                              27,244              19,313
                                                                    ______              ______
Total Assets                                                      $659,478            $541,152


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                           $184,101            $137,653
       Accrued expenses and other                                   61,761              42,944
       Accrued payroll and benefits                                 36,356              27,619
       Income taxes payable                                         22,567              10,555
                                                                   _______             _______
              Total Current Liabilities                            304,785             218,771
       Long-term debt                                                                    9,806
       Deferred income taxes and other liabilities                  25,850              21,059
STOCKHOLDERS' EQUITY
       Common stock, par value $.01 per share
              Authorized 100,000,000 shares
              Issued and outstanding 49,332,000 and
                49,202,000 shares                                      493                 492
       Additional paid-in capital                                  164,166             133,163
       Retained earnings                                           164,184             157,861
                                                                   _______             _______
                                                                   328,843             291,516
                                                                   _______             _______
Total Liabilities and Stockholders' Equity                        $659,478            $541,152


See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS



                                                        Year Ended     Year Ended     Year Ended
                                                       February 1,    February 3,    January 28,
  ($000, except share data)                                   1997       1996<F1>           1995

  SALES                                                 $1,689,810    $1,426,397      $1,262,544

  COSTS AND EXPENSES
         Cost of goods sold and occupancy                1,194,136     1,031,455         920,265
         General, selling and administrative               332,439       293,051         263,777
         Depreciation and amortization                      28,754        27,033          24,017
         Interest expense (income)                           (360)         2,737           3,528
         Insurance proceeds                                                             (10,412)
                                                         _________     _________      __________
                                                         1,554,969     1,354,276       1,201,175
                                                         _________     _________       _________
  Earnings before taxes                                    134,841        72,121          61,369
  Provision for taxes on earnings                           53,936        28,849          24,548
                                                         _________      ________        ________
  Net earnings                                             $80,905       $43,272         $36,821
                                                         _________      _________       ________


  EARNINGS PER SHARE
         Primary                                             $1.58          $.87            $.75
         Fully-diluted                                       $1.57          $.86            $.74


  WEIGHTED AVERAGE SHARES OUTSTANDING (000)
         Primary                                            51,311        49,504          49,414
         Fully-diluted                                      51,397        50,112          49,446

<F1>    Fiscal 1995 is a 53-week year; all other years are 52 weeks.

  See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Additional
                                                  Common Stock            Paid-In     Retained
  (000)                                       Shares        Amount        Capital     Earnings         Total


  BALANCE AT JANUARY 29, 1994                 49,390          $494       $121,826     $105,902      $228,222
  Common stock issued under stock
       plans, including tax benefit            1,116            10          7,495                      7,505
  Stock repurchased                          (1,640)          (16)        (4,114)      (8,725)      (12,855)
  Net earnings                                                                          36,821        36,821
  Dividends declared                                                                   (5,142)       (5,142)
                                              ______           ___        _______      _______       _______
  BALANCE AT JANUARY 28, 1995                 48,866           488        125,207      128,856       254,551
  Common stock issued under stock
       plans, including tax benefit            1,848            18         11,954                     11,972
  Stock repurchased                          (1,512)          (14)        (3,998)      (8,128)      (12,140)
  Net earnings                                                                          43,272        43,272
  Dividends declared                                                                   (6,139)       (6,139)
                                              ______           ___        _______      _______       _______
  BALANCE AT FEBRUARY 3, 1996                 49,202           492        133,163      157,861       291,516
  Common stock issued under stock
       plans, including tax benefit            4,617            46         44,301                     44,347
  Stock repurchased                          (4,487)          (45)       (13,298)     (67,087)      (80,430)
  Net earnings                                                                          80,905        80,905
  Dividends declared                                                                   (7,495)       (7,495)
                                              ______          ____       ________      _______      ________
  BALANCE AT FEBRUARY 1, 1997                 49,332          $493       $164,166     $164,184      $328,843


  See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year Ended       Year Ended      Year Ended
                                                                        February 1,      February 3,     January 28,
 ($000)                                                                        1997            1996<F1>         1995

 CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                          $80,905          $43,272         $36,821
      Adjustments to reconcile net earnings to net
          cash provided by operating activities:
         Depreciation and amortization of property and
            equipment                                                        28,754           27,033          24,017
         Other amortization                                                   6,613            4,982           4,995
         Deferred income taxes                                              (7,366)          (2,898)             923
      Change in assets and liabilities:
         Merchandise inventory                                             (77,724)         (20,782)        (46,254)
         Other current assets - net                                            (49)          (4,380)           2,543
         Accounts payable                                                    45,964           27,813          19,787
         Other current liabilities - net                                     39,566            7,976           7,261
         Other                                                                  437            4,968         (4,877)
                                                                            _______          _______         _______
         Net cash provided by operating activities                          117,100           87,984          45,216
                                                                            _______          _______         _______

 CASH FLOWS FROM INVESTING ACTIVITIES
       Additions to property and equipment                                 (37,105)         (41,706)        (52,055)
                                                                           ________         ________        ________
         Net cash used in investing activities                             (37,105)         (41,706)        (52,055)
                                                                           ________         ________        ________

 CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds (repayment) of long-term debt                                (9,905)         (36,349)          12,666
      Issuance of common stock related to stock plans                        38,703            7,946           3,202
      Repurchase of common stock                                           (80,430)         (12,140)        (12,855)
      Dividends paid                                                        (7,012)          (5,890)         (4,900)
                                                                           ________         ________        ________
        Net cash (used in) financing activities                            (58,644)         (46,433)         (1,887)
                                                                           ________         ________        ________
      Net increase (decrease) in cash and cash equivalents                   21,351            (155)         (8,726)
      Cash and cash equivalents:
          Beginning of year                                                  23,426           23,581          32,307
                                                                             ______           ______          ______
          End of year                                                       $44,777          $23,426         $23,581

<F1>  Fiscal 1995 is a 53-week year; all other years are 52 weeks.

 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the fiscal years ended February 1, 1997, February 3,
1996 and January 28, 1995 (referred to as 1996, 1995 and 1994).

Note A: Summary of Significant Accounting Policies

     Business. The company is an off-price retailer of first quality, in-season, branded apparel, shoes, gift items for the home, bed and bath items, and accessories for the entire family. At February 1, 1997, the company operated 309 stores. The company's headquarters, one distribution center and 45% of its stores are located in California.

     Principles of Consolidation. The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and accounts have been eliminated. Certain reclassifications have been made in the 1994 and 1995 financial statements to conform to the 1996 presentations. The 1995 year consisted of 53 weeks while 1996 and 1994 each had 52 weeks.

     Stock Dividend. All share and per share information have been adjusted to reflect the effect of the company's two-for-one stock split effected in the form of a 100% stock dividend on March 5, 1997.

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

     Advertising.  Advertising costs are expensed when incurred.
In 1996, 1995 and 1994, advertising expenses were $39 million, $37 million and $37 million, respectively.

     Deferred Rent. Many of the company's leases signed since 1988 contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of 1996 and 1995, the balance of deferred rent was $9.7 million and $8.9 million, respectively, and is included in other long-term liabilities.

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

     Stock-Based Compensation. The company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

     Impact of New Accounting Standards. Effective February 3, 1996, the company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, (SFAS 121), which requires that long-lived assets, including identifiable intangible assets, used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of that asset may not be recoverable. Based upon the company's review as of February 1, 1997 and February 3, 1996, no adjustments were required to the carrying value of such assets.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, (SFAS
128), Earnings per Share (EPS). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The pro forma effect assuming adoption of SFAS 128 at the beginning of each period is presented below.

                                   1996       1995     1994
          Pro forma EPS:
               Basic               $1.62      $.88     $.75
               Diluted             $1.58      $.87     $.75


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


Note B: Statements of Cash Flows Supplemental Disclosures

     Total cash paid for interest and taxes is as follows:

     ($000)                    1996         1995        1994

     Interest                  $831       $3,421      $3,828
     Income taxes           $42,590      $24,239     $24,614

Note C: Long-Term Debt

     Long-term debt at year-end consists of the following:

      ($000)                    1996        1995

      Mortgage                  $  0      $9,806
                                 ___      ______
                                $  0      $9,806

The weighted average interest rates on borrowings during 1996,
1995 and 1994 were 8.3%, 7.1% and 7.1%, respectively.   The
increase in 1996 over 1995 reflects the 9.5% interest rate on the mortgage debt on the east coast distribution center and the lower level of borrowings during the year which resulted in the mortgage debt becoming a larger percent of the average debt during the year.

     Mortgage. On August 8, 1991, the company obtained a $10.8 million mortgage at 9.5% interest, collateralized by the land and building of its east coast distribution center, with interest and principal based on a 20-year amortization period. On August 30, 1996, the company paid in full the outstanding balance on the mortgage loan. The outstanding principal and accrued interest paid was $9.7 million.

     Term Loan. On June 22, 1994, and amended on June 20, 1995 and June 12, 1996, the company signed a term loan credit agreement with a bank due July 2001 for $60 million. Capital repayment is not required until the end of the loan period, July 1, 2001, and no amounts were outstanding as of year-end 1996. The interest rate is based on the London Interbank Offered Rate (LIBOR).

     Bank Credit Facilities. The company has available under its principal credit agreement a $110 million revolving credit facility which expires in July 1998. The credit facility is also available for the issuance of letters of credit. Interest is payable monthly under several pricing options, including the bank's prime rate. At year-end 1996 and 1995, the company had $12.2 million and $13.3 million, respectively, in outstanding letters of credit. Borrowing under the credit facility is subject to the company maintaining certain levels of tangible net worth, fixed charge coverage and leverage ratios. As of February 1, 1997, the company is in compliance with these bank covenants.

     In addition, the company has $35 million in short-term bank lines of credit which are available until canceled by either party. When utilized, interest is payable upon maturity under several pricing options.

     Included in accounts payable are checks outstanding in excess of cash balances of approximately $35.4 million and $20.3 million at year-end 1996 and 1995, respectively. The company can utilize its revolving line of credit to cover payment of these checks as they clear the bank.


Note D: Leases

     The company leases its distribution center and corporate office located in Newark, California under a 15-year, noncancelable lease agreement expiring 2002. The lease contains six renewal options of five years each. The company has exercised its right to purchase its Newark, California distribution center and corporate headquarters for $24.8 million. Completion of this transaction is pending the landlord's appeal. In addition, the company leases its store sites, selected computer and related equipment, and distribution center equipment under operating leases with original, noncancelable terms that in general range from three to fifteen years, expiring through 2012. Store leases typically contain provisions for two to three renewal options of five years each. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on percentage of sales and for payment of certain expenses.

The aggregate future minimum annual lease payments under leases in effect at year-end 1996 are as follows:

               ($000)                Amounts
               1997                  $99,778
               1998                   95,840
               1999                   89,828
               2000                   74,004
               2001                   62,517
               Later years           180,048
                                    ________
               Total                $602,015


Total rent expense for all operating leases is as follows:

      ($000)                     1996     1995     1994

      Minimum rentals         $91,746  $84,340  $76,593



Note E: Taxes on Earnings

     The provision for taxes consists of the following:

      ($000)                       1996        1995        1994

      CURRENTLY PAYABLE
           Federal              $49,628     $25,746     $18,987
           State                 11,674       6,001       4,638
                                 ______      ______      ______
                                 61,302      31,747      23,625

      DEFERRED
           Federal              (6,385)     (2,715)         565
           State                  (981)       (183)         358
                                _______     _______         ___
                                (7,366)     (2,898)         923
                                _______     _______     _______
      Total                     $53,936     $28,849     $24,548


     In 1996, 1995 and 1994, the company realized tax benefits of $6.3 million, $1.7 million and $0.7 million, respectively, related to stock options exercised and the vesting of restricted stock which were credited to additional paid-in capital.

    The provisions for taxes for financial reporting purposes are different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled as follows:


                                                   1996       1995      1994
  Federal income taxes at the statutory rate         35%        35%       35%

  Increased income taxe resulting from
   state income taxes, net of federal benefit         5%         5%        5%
                                                     ___        ___       ___
                                                     40%        40%       40%



The components of the net deferred tax liability at year-end are as follows:


($000)                                   1996        1995
DEFERRED TAX ASSETS
California franchise taxes             $2,031      $1,055
Straight-line rent                      4,135       3,782
Deferred compensation                   5,986       4,273
Reserve for uninsured losses            1,323       1,370
Employee benefits                       6,011       4,902
All other                               3,234       1,602
                                       ______      ______
                                       22,720      16,984

DEFERRED TAX LIABILITIES
Depreciation                         (14,789)    (14,046)
Prepaid expenses                      (2,794)     (5,250)
Supplies                              (1,535)     (1,465)
Other                                    (39)        (26)
                                     ________    ________
                                     (19,157)    (20,787)
                                     ________    ________
NET DEFERRED TAX
   ASSETS (LIABILITIES)                $3,563    ($3,803)



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

     Common Stock. The company's Board of Directors has approved repurchase programs over the past several years that resulted in the buyback of 1,640,000 shares at an average price of $7.84 in 1994, 1,511,000 shares at an average price of $8.03 in 1995, and 4,489,000 shares at an average price of $17.93 in 1996. In February 1997, the company's Board of Directors authorized an expansion and continuation of these repurchase programs for an additional 3,000,000 shares of the company's common stock.

     Dividends. The company's Board of Directors declared dividends of $.03 per common share in January, May, August and November 1995; $.035 per common share in January, May, August and
November 1996; and $.045 per common share in January 1997.

     Stock-Based Compensation Plans. At February 1, 1997, the company had four stock-based compensation plans which are described below. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS
123), which establishes a fair value method of accounting for stock options and other equity instruments. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS 123, the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

 ($000, except per share data)                            1996       1995

 Net Income                          As reported       $80,905    $43,272
                                     Pro forma         $79,011    $42,480

 Primary earnings per share          As reported         $1.58      $0.87
                                     Pro forma           $1.54      $0.86

 Fully-diluted earnings per share    As reported         $1.57      $0.86
                                     Pro forma           $1.54      $0.85


The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation;
accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     1992 Stock Option Plan. The company's 1992 Stock Option Plan allows for the granting of incentive and non-qualified stock options. Stock options are to be granted at prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant, and normally vest over a period not exceeding four years from the date of grant. Options under the plan are exercisable upon grant, subject to the company's conditional right to repurchase unvested shares.

     Outside Directors Stock Option Plan. The company's Outside Directors Stock Option Plan provides for the automatic grant of stock options at pre-established times and for fixed numbers of shares to each non-employee director. Stock options are to be granted at exercise prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant, and normally vest over a period not exceeding three years from the date of the grant.

     A summary of the activity under the company's two option plans for 1994, 1995 and 1996 is presented below:

                                                 Weighted-
                                                  Average
                                  Number of      Exercise
(000)                               Shares         Price
Outstanding and exercisable at
       January 29, 1994             4,766         $ 7.11
          Granted                   1,490         $ 7.79
          Exercised                  (363)        $ 4.25
          Forfeited                  (183)        $ 8.90
Outstanding and exercisable at
       January 28, 1995             5,710         $ 7.41
          Granted                   1,534         $ 6.19
          Exercised                  (967)        $ 4.84
          Forfeited                  (278)        $ 7.87
Outstanding and exercisable at
       February 3, 1996             5,999         $ 7.49
          Granted                   1,286         $15.07
          Exercised                (3,904)        $ 7.95
          Forfeited                  (148)        $ 9.01
Outstanding and exercisable at
       February 1, 1997             3,233         $ 9.89

At year-end 1994, 1995 and 1996, there were 2.2 million, 3.3 million and 2.3. million shares, respectively, available for future issuance under these plans.

The weighted average fair values per share of options granted during 1995 and 1996 were $1.89 and $4.72, respectively. For determining pro forma earnings per share, the fair values for each option granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1995 and 1996, respectively: (i) dividend yield of 1.1% and 0.8%, (ii) expected volatility of 43.2% and 43.8%, (iii) risk-free interest rate of 6.7% and 5.9%, and (iv) expected life of
3.3 years and 3.4 years. The company's calculations are based on a multiple option approach, and forfeitures are recognized as they occur.

The following table summarizes information about stock options outstanding and exercisable at February 1, 1997:

                                           Weighted Average
                        Number of     Remaining
  Range of Exercise       Shares     Contractual     Exercise
  Prices                  (000)          Life          Price

  $2.88 to $4.31            234          3.94          $4.24
  $4.94 to $5.88            827          8.12           5.85
  $5.94 to $7.94            592          7.37           7.38
  $8.00 to $13.44           462          7.16           9.95
  $13.56 to $13.56          823          9.13          13.56
  $13.63 to $26.19          295          9.65          20.43
                          _____          ____          _____
  Totals                  3,233          7.94          $9.89
                          =====          ====          =====



     Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the company's common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 1996, 1995 and 1994, employees purchased approximately 155,000, 261,000 and 232,000 shares, respectively, of the company's common stock under the plan at weighted average per share prices of $17.78, $8.96 and $4.78, respectively. The weighted average fair values of the 1995 and 1996 awards were $3.02 and $6.72 per share, respectively. Through February 1, 1997, approximately 1,438,000 shares had been issued under this plan and 562,000 shares remained available for future issuance.

     For determining pro forma earnings per share, the fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model using the following assumptions for 1995 and 1996, respectively: (i) dividend yield of 1.7% and 0.8%, (ii) expected volatility of 34.8% and 48.1%, (iii) risk-free interest rate of 5.9% and 5.5%, and (iv) expected life of
1.0 year and 1.0 year.


     Restricted Stock Plan. The company's Restricted Stock Plan provides for stock awards to officers and certain key employees. All awards under the plan entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Upon issuance of restricted shares, unearned compensation is charged to stockholders' equity for the cost of restricted stock and recognized as amortization expense ratably over the vesting period of generally two to five years. At year-end 1996, 1995 and 1994, the unamortized compensation expense was $7.1 million, $4.1 million and $4.7 million, respectively. A summary of restricted stock award activity follows:


       Restricted Stock Plan (000)                  1996    1995     1994

  Shares available for grant beginning of year      1,431     451      990
  New shares authorized                             2,000   1,600
  Restricted shares granted                         (559)   (666)    (556)
  Restricted shares forfeited                                  46       17
                                                    -----   -----      ---
  Awards available for grant at end of year         2,872   1,431      451
  Weighted average market value per share
     on grant date                                 $15.46   $6.31    $7.93

Note I: Legal Proceedings

     The company is party to various legal proceedings arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect on the company's consolidated financial statements taken as a whole.

Note J: Quarterly Financial Data (Unaudited)
                                13 Weeks     13 Weeks       13 Weeks       13 Weeks        52 Weeks
                                   Ended        Ended          Ended          Ended           Ended
($000, except per share           May 4,    August 3,    November 2,    February 1,     February 1,
data)                               1996         1996           1996           1997            1997

Sales                           $370,948     $405,656       $403,383       $509,823      $1,689,810
Gross margin, after
  occupancy                      106,890      120,038        119,586        149,160         495,674
Net earnings                      13,936       18,649         16,354         31,966          80,905
Net earnings per fully-
  diluted share<F1>                  .27          .36            .32            .63            1.57
Dividends declared per
  share on common stock<F1>                      .035           .035            .08<F2>        .150
Closing stock price<F1><F4>
  High                           17 7/16     20 13/16        21 5/16        26 3/16         26 3/16
  Low                            9 15/16       14 1/2     16 111/128        20 7/16         9 15/16

<F1> All per share information is adjusted to reflect the effect of the two-for-one stock split effected in the form of a stock dividend on March 5, 1997.
<F2> Includes $.035 per share dividend declared November 1996 and $.045 per share dividend declared January 1997.
<F3> Includes $.030 per share dividend declared November 1995 and $.035 dividend declared in January 1996.
<F4> Ross Stores, Inc. common stock trades on the Nasdaq National Market tier of
     The Nasdaq Stock Market (SM) under the symbol ROST.

                                13 Weeks     13 Weeks       13 Weeks       14 Weeks        53 Weeks
                                   Ended        Ended          Ended          Ended           Ended
($000, except per share        April 29,     July 29,    October 28,    February 3,     February 3,
 data)                              1995         1995           1995           1996            1996

Sales                           $297,434     $351,202       $330,682       $447,079      $1,426,397
Gross margin, after
  occupancy                       78,815       96,972         93,127        126,028         394,942
Net earnings                       3,868       10,336          7,909         21,159          43,272
Net earnings per fully-
  diluted share<F1>                  .08          .21            .16            .42             .86
Dividends declared per
  share on common stock<F1>                      .030           .030           .065<F3>        .125
Closing stock price<F1><F4>
  High                             6 1/8       6 5/16        8 15/32         10 3/8          10 3/8
  Low                            4 13/16      4 29/32      5 127/128          9 1/8         4 13/16

<F1> All per share information is adjusted to reflect the effect of the two-for-one stock split effected in the form of a stock dividend on March 5, 1997.
<F2> Includes $.035 per share dividend declared November 1996 and $.045 per share dividend declared January 1997.
<F3> Includes $.030 per share dividend declared November 1995 and $.035 per share dividend declared in January 1996.
<F4> Ross Stores, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol ROST.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California



     We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of February 1, 1997 and February 3, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 1997 and February 3, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
San Francisco, California

March 7, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated herein by reference to the sections entitled (i) "Executive Officers of the Registrant" at the end of Part I of this report; (ii) "Information Regarding Nominees and Incumbent Directors" of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, July 16, 1997 (the "Proxy Statement"); and (iii) "Compliance With Section 16(a) of the Exchange Act" in the Proxy Statement.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K

       (a) The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

           1.     List of Financial Statements.

                  The following consolidated financial statements included
                   herein as Item 8:

                  Consolidated Balance Sheets at February 1, 1997 and
                   February 3, 1996.
                  Consolidated Statements of Earnings for the years
                   ended February 1, 1997, February 3, 1996 and
                   January 28, 1995.
                  Consolidated Statements of Stockholders' Equity
                   for the years ended February 1, 1997, February 3, 1996 and January 28, 1995.
                  Consolidated Statements of Cash Flows for the
                   years ended February 1, 1997, February 3, 1996 and January 28, 1995.
                  Notes to Consolidated Financial Statements.
                  Independent Auditors' Report.

           2.     List of Financial Statement Schedules.

                  Schedules are omitted because they are not
                   required, not applicable, or shown in the financial statements or notes thereto which are contained in this Report.

           3. List of Exhibits (in accordance with Item 601 of Regulation S-K).

                  Incorporated herein by reference to the list
                   of Exhibits contained in the Exhibit Index which begins on page 33 of this Report.

       (b) Reports on Form 8-K.

           None.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROSS STORES, INC.
                                   (Registrant)


     Date:  April 30, 1997         By:  /s/Michael Balmuth
                                     Michael Balmuth
                                     Vice Chairman and Chief
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature              Title                         Date


/s/Michael Balmuth     Vice Chairman and               April 30, 1997
Michael Balmuth        Chief Executive Officer


/s/M. Wilmore          President, Chief Operating      April 30, 1997
Melvin A. Wilmore      Officer, Principal
                       Financial and Accounting
                       Officer and Director


/s/Norman A. Ferber    Chairman of the Board           April 30, 1997
Norman A. Ferber


/s/Stuart G. Moldaw    Chairman Emeritus               April 30, 1997
Stuart G. Moldaw


/s/G. Orban            Director                        April 30, 1997
George P. Orban


/s/Philip Schlein      Director                        April 30, 1997
Philip Schlein


/s/Donald H. Seiler    Director                        April 30, 1997
Donald H. Seiler


/s/D. L. Weaver        Director                        April 30, 1997
Donna L. Weaver

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

10.2 Revolving Credit Agreement, dated July 31, 1993, among Ross Stores, Wells Fargo Bank, National Association, Bank of America, National Trust and Savings Association, and Security Pacific National Bank ("Banks"); and Wells Fargo Bank, National Association ("Wells Fargo"), as agent for Banks, incorporated by reference to Exhibit 10.17 on the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1993.

10.3 First Amendment to Revolving Credit Agreement, effective on July 31, 1994, by and among Ross Stores, Banks and Wells Fargo, as agent for Banks, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.4 Second Amendment to Revolving Credit Agreement, effective on June 15, 1995, by and among Ross Stores, Banks and Wells Fargo, as agent for Banks, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended July 29, 1995.

10.5 Third Amendment to Revolving Credit Agreement, effective on December 2, 1996, by and among Ross
       Stores, Banks and Wells Fargo, as agent for Banks.

10.6 Credit Agreement, dated as of June 22, 1994, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.7 First Amendment to Credit Agreement, dated as of June 20, 1995, among Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent, incorporated by reference to
       Exhibit 10.6 to the Form 10-Q filed by Ross Stores for its quarter ended July 29, 1995.

10.8 Second Amendment to Credit Agreement, dated as of June 12, 1996, Ross Stores, Bank of America National Trust and Savings Association as Agent, the Industrial Bank of Japan as Co-Agent, incorporated by reference to
       Exhibit 10.7 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

       MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.9 - 10.34)

10.9 Amended and Restated 1992 Stock Option Plan, incorporated by reference to the appendix to the Proxy
       Statement filed by Ross Stores on April 24, 1995 for its Annual Stockholders Meeting held May 25, 1995
       ("1995 Proxy Statement").

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

  10.12 1991 Outside Directors Stock Option Plan, incorporated by reference to the appendix to the 1996 Proxy Statement.

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

  10.14 Third Amended and Restated Ross Stores Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

  10.15 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

  10.16 Ross Stores Incentive Compensation Plan, incorporated by reference to the appendix to the 1996 Proxy Statement.

  10.17 Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of June 1, 1995, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.18 Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, entered into July 29, 1996, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

  10.19 Agreement between Ross Stores and Norman A. Ferber, dated August 22, 1995, incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by Ross Stores for its quarter ended
         October 28, 1995.

  10.20 Employment Agreement between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994, incorporated by reference to
         Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.

  10.21 Amendment to Employment and Stock Grant Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of March 16, 1995, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.22 Second Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of June 1, 1995, incorporated by reference to Exhibit 10.21 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.23 Third Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, entered into July 29, 1996, incorporated by reference to Exhibit 10.22 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

  10.24 Agreement between Ross Stores and Melvin A. Wilmore, dated August 22, 1995, incorporated by reference to Exhibit 10.22 to the Form 10-Q filed by Ross Stores for its quarter ended
         October 28, 1995.

Exhibit
Number                  Exhibit

  10.25 Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 1, 1995, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

  10.26 Amendment to Employment Agreement between Ross Stores and Michael Balmuth, effective as of June 1, 1995, incorporated by reference to Exhibit 10.24 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.27 Second Amendment to Employment Agreement between Ross Stores and Michael Balmuth, entered July 29, 1996, incorporated by reference to Exhibit 10.26 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

  10.28 Employment Agreement between Ross Stores and Barry S. Gluck, effective as of March 1, 1996, incorporated by reference to
          Exhibit 10.23 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

  10.29 First Amendment to Employment Agreement between Ross Stores and Barry S. Gluck, dated September 1, 1996, incorporated by reference to Exhibit 10.28 to the Form 10-Q filed by Ross Stores for its quarter ended October 2, 1996.

  10.30   Employment Agreement between Ross Stores and Irene S.
          Jamieson, effective as of March 1, 1996, incorporated by reference to Exhibit 10.24 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

  10.31 First Amendment to Employment Agreement between Ross Stores and Irene A. Jamieson, dated September 1, 1996, incorporated by reference to Exhibit 10.30 to the Form 10-Q filed by Ross Stores for its quarter ended October 2, 1996.

  10.32 Employment Agreement between Ross Stores and Barbara Levy, effective as of March 1, 1996, incorporated by reference to
          Exhibit 10.25 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

  10.33 First Amendment to Employment Agreement between Ross Stores and Barbara Levy, dated September 1, 1996, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross Stores for its quarter ended October 2, 1996.

  10.34   Consulting Agreement between Ross Stores and Stuart G.
          Moldaw, effective as of March 16, 1995, incorporated by reference to Exhibit 10.16 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

  11      Statement re:  Computation of Per Share Earnings.

  23      Independent Auditors' Consent.

  27      Financial Data Schedules (submitted for SEC use only).