Form 10-Q
period 1997-05-03
ROSS STORES INC
filed 1997-06-16
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


               (Mark one)
_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended May 3, 1997


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

The number of shares of Common Stock, with $.01 par value, outstanding on May 30, 1997 was 49,693,516.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)                                                   May 3,     February 1,            May 4,
ASSETS                                                     1997            1997              1996

                                                    (Unaudited)        (Note A)       (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                             $26,879         $44,777           $35,036
  Accounts receivable                                     9,583           7,832            11,555
  Merchandise inventory                                 409,014         373,689           332,623
  Prepaid expenses and other                             13,405          13,289            13,001
                                                     __________      __________        __________
     Total Current Assets                               458,881         439,587           392,215

PROPERTY AND EQUIPMENT
  Land and buildings                                     24,115          24,115            24,102
  Fixtures and equipment                                176,756         164,980           152,625
  Leasehold improvements                                137,714         135,810           122,489
  Construction-in-progress                               12,654          23,798            17,833
                                                     __________      __________        __________
                                                        351,239         348,703           317,049
  Less accumulated depreciation                         157,806         156,056           137,674
   and amortization
                                                     __________      __________        __________
                                                        193,433         192,647           179,375
Other assets                                             30,842          27,244            22,307
                                                     __________      __________        __________
                                                      $ 683,156       $ 659,478          $593,897

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $ 197,926        $184,101          $165,036
  Accrued expenses and other                             60,540          61,761            42,498
  Accrued payroll and benefits                           26,772          36,356            23,940
  Income taxes payable                                   19,911          22,567            12,137
                                                     __________      __________        __________
     Total Current Liabilities                          305,149         304,785           243,611
Long-term debt                                                                             19,736
Deferred income taxes and other liabilities              29,356          25,850            24,033

STOCKHOLDERS' EQUITY
  Capital stock                                             496             493               504
  Additional paid-in capital                            167,361         164,166           148,609
  Retained earnings                                     180,794         164,184           157,404
                                                     __________      __________        __________
                                                        348,651         328,843           306,517
                                                     __________      __________        __________
                                                      $ 683,156        $659,478          $593,897

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                               Three Months Ended

                                                 May 3,     May 4,
($000 except per share data, unaudited)            1997       1996


SALES                                          $442,841   $370,948

COSTS AND EXPENSES

  Cost of goods sold and occupancy              309,513    264,058
  General, selling and administrative            86,664     76,219
  Depreciation and amortization                   7,275      7,261
  Interest                                        (200)        184
                                             __________  _________

                                               $403,252   $347,722

Earnings before taxes                            39,589     23,226
Provision for taxes on earnings                  15,836      9,290
                                             __________  _________

Net earnings                                    $23,753    $13,936

Net earnings per share:

  Primary                                          $.47       $.27

  Fully diluted                                    $.47       $.27

Weighted average shares outstanding:

  Primary                                        50,486     51,294

  Fully diluted                                  50,510     51,616

Stores open at end of period                        315        296

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Three Months Ended
                                                   May 3,    May 4,
($000, unaudited)                                    1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $23,753   $13,936
  Adjustments to reconcile net earnings to
      net cash provided by (used in)
      operating activities:
  Depreciation and amortization of property         7,275     7,261
      and equipment
  Other amortization                                1,832     1,515
  Change in current assets and current
      liabilities:
     Merchandise inventory                       (35,324)  (36,658)
     Other current assets - net                   (1,868)   (3,483)
     Accounts payable                              16,045    29,119
     Other current liabilities - net             (13,627)     1,076
     Other                                            (4)       233
                                                 ________  ________
     Net cash provided by (used in)               (1,918)    12,999
      operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment            (10,688)   (9,334)

     Net cash used in investing activities       (10,688)   (9,334)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing under line of credit agreement          2,500    10,000
  (Repayment) of long-term debt                      (47)     (110)
  Issuance of common stock related to stock         2,754    18,130
      plans
  Repurchase of common stock                      (8,286)  (18,327)
  Dividends paid                                  (2,213)   (1,748)
                                                 ________  ________
     Net cash provided by (used in) financing     (5,292)     7,945
      activities
NET INCREASE (DECREASE) IN CASH                  (17,898)    11,610
  Cash
     Beginning of year                             44,777    23,426
                                                 ________  ________
     End of quarter                               $26,879   $35,036


Interest Paid                                         $40      $267
Income Taxes Paid                                 $18,491    $7,709

See notes to condensed consolidated financial statements.

                           ROSS STORES, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            Three Months Ended May 3, 1997 and May 4, 1996
                              (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 3, 1997 and May 4, 1996; the interim results of operations for the three months ended May 3, 1997 and May 4, 1996; and changes in cash flows for the three months then ended. The balance sheet at February 1, 1997, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

Accounting policies followed by the company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 1, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended February 1, 1997.

The results of operations for the three month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements at May 3, 1997 and May 4, 1996, and for the three months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

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


                              Three Months Ended
                         May 3, 1997     May 4, 1996
     _______________________________________________

     Pro forma EPS:
        Basic               $.48             $.28
      Diluted               $.47             $.27

INDEPENDENT AUDITORS' REVIEW REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of May 3, 1997 and May 4, 1996, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ross Stores, Inc. as of February 1, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
San Francisco, CA


May 23, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Percentage Of Sales

                                         Three Months Ended

                                          May 3,      May 4,
                                            1997        1996
   SALES
    Sales ($000)                        $442,841    $370,948
    Sales growth                           19.4%       24.7%
   Comparable store sales growth             11%         14%

   COSTS AND EXPENSES
   Cost of goods sold and occupancy        69.9%       71.2%
   General, selling and administrative     19.6%       20.5%
   Depreciation and amortization            1.6%        2.0%
   Interest                                   0%          0%

   NET EARNINGS                             5.4%        3.8%



Sales

The results of operations for the three months ended May 3, 1997, over the same period last year, reflect an increase in comparable store sales and a greater number of open stores during the current period.

Costs and Expenses

The decline from the comparable period in the prior year in the cost of goods sold and occupancy percentage for the three months ended May 3, 1997 was due to the combination of (i) leverage on occupancy costs and (ii) lower markdowns as a percentage of sales.

General, selling and administrative expenses as a percentage of sales also declined from the comparable quarter in the prior year. This improvement was due to the company's continued focus on strict expense controls and the leverage realized from the strong comparable store sales gain of 11%.

Net earnings for the three months ended May 3, 1997, totaled $23.8 million, or $.47 per share, compared to net earnings of $13.9 million, or $.27 per share, for the three months ended May 4, 1996.

Taxes on Earnings

The company's effective tax rate for the first quarter of 1997 and 1996 was 40%. The rate for both periods reflects the applicable statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash, other than for operating expenses, during the first three months of fiscal 1997 were for (i) purchase of inventory; (ii) a decrease in other current liabilities primarily resulting from payments of accrued expenses including incentive bonuses and income taxes; (iii) capital expenditures for new stores and improvements to existing locations; and (iv) repurchase of the company's common stock.

Total consolidated inventories were up 23% at the end of the first quarter from the same quarter last year driven by (i) a planned increase in packaway inventories and (ii) a larger number of open stores over the prior year.

The decline in interest expense reflects a decline in borrowings resulting primarily from the higher earnings levels.

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




                                     ROSS STORES, INC.
                                     _____________________
                                     Registrant




Date:  June 16, 1997                 /s/Melvin A. Wilmore
                                     Melvin A. Wilmore, President,
                                     Chief Operating Officer and
                                     Principal Accounting Officer

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

10.5 Third Amendment to Revolving Credit Agreement, effective on December 2, 1996, by and among Ross Stores, Banks and Wells Fargo, as agent for Banks, incorporated by reference to
       Exhibit 10.5 to the Form 10-K405 filed by Ross Stores for its fiscal year ended February 1, 1997.

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

Exhibit
Number              Exhibit

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

10.19  Amendment to Amended Restated Employment Agreement between
       Ross Stores and Norman A. Ferber, effective as of March 20,
       1997.

10.20 Third Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of April 15, 1997.

10.21  Employment Agreement between Ross Stores and Melvin A.
       Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross
       Stores for its quarter ended April 30, 1994.

Exhibit
Number        Exhibit

10.22 Amendment to Employment and Stock Grant Agreements by and between Ross Stores and Melvin A. Wilmore, effective as of March 16, 1995, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.23 Second Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of June 1, 1995, incorporated by reference to Exhibit 10.21 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.24 Third Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, entered into July 29, 1996, incorporated by reference to Exhibit 10.22 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

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

10.27 Second Amendment to Employment Agreement between Ross Stores and Michael Balmuth, entered into July 29, 1996, incorporated by reference to Exhibit 10.26 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

10.28 Employment Agreement between Ross Stores and Barry S. Gluck, effective as of March 1, 1996, incorporated by reference to
       Exhibit 10.23 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

10.29 First Amendment to Employment Agreement between Ross Stores and Barry S. Gluck, dated September 1, 1996, incorporated by reference to Exhibit 10.28 to the Form 10-Q filed by Ross
       Stores for its quarter ended October 2, 1996.

10.30  Employment Agreement between Ross Stores and Irene A.
       Jamieson, effective as of March 1, 1996, incorporated by reference to Exhibit 10.24 to the Form 10-Q filed by Ross
       Stores for its quarter ended May 4, 1996.

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

Exhibit
Number        Exhibit

10.33 First Amendment to Employment Agreement between Ross Stores and Barbara Levy, dated September 1, 1996, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross
       Stores for its quarter ended October 2, 1996.

10.34 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of April 1, 1997.

11     Statement re:  Computation of Per Share Earnings.

15     Letter re: Unaudited Interim Financial Information.

27     Financial Data Schedules (submitted for SEC use only).