Form 10-Q
period 1997-08-02
ROSS STORES INC
filed 1997-09-15
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


      (Mark one)
_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended AUGUST 2, 1997

                                    OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to _______


                      Commission file number  0-14678


                             ROSS STORES, INC.
          (Exact name of registrant as specified in its charter)


 Delaware                                              94-1390387
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

         8333 Central Avenue,                           94560-3433
          Newark, California                            (Zip Code)
(Address of principal executive offices)

    Registrant's telephone number,
          including area code                       (510) 505-4400

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

The number of shares of Common Stock, with $.01 par value, outstanding on August 30, 1997 was 49,041,095.

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)                                                    August 2,     February 1,     August 3,
ASSETS                                                      1997           1997           1996

                                                           (Unaudited)        (Note A)  (Unaudited)

Current Assets
  Cash and cash equivalents                                  $ 31,770        $ 44,777     $ 35,080
  Accounts receivable                                           9,250           7,832        9,153
  Merchandise inventory                                       427,114         373,689      357,778
  Prepaid expenses and other                                   14,253          13,289       12,489
                                                             ________        ________     ________
     Total Current Assets                                     482,387         439,587      414,500

Property and Equipment
  Land and buildings                                           24,115          24,115       24,115
  Fixtures and equipment                                      180,521         164,980      155,084
  Leasehold improvements                                      141,235         135,810      123,672
  Construction-in-progress                                     10,196          23,798       20,035
                                                             ________        ________     ________
                                                              356,067         348,703      322,906
  Less accumulated depreciation and amortization              164,458         156,056      144,685
                                                             ________        ________     ________
                                                              191,609         192,647      178,221
Deferred income taxes and other assets                         30,191          27,244       22,473
                                                             ________        ________     ________
                                                             $704,187        $659,478     $615,194

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                           $196,444        $184,101     $175,821
  Accrued expenses and other                                   66,618          61,761       45,840
  Accrued payroll and benefits                                 33,944          36,356       27,442
  Income taxes payable                                         11,608          22,567       16,427
                                                              _______         _______      _______
     Total Current Liabilities                                308,614         304,785      265,530
Long-term debt                                                                               9,665
Deferred income taxes and other liabilities                    29,592          25,850       24,905

Stockholders' Equity
  Capital stock                                                   496             493          504
  Additional paid-in capital                                  170,803         164,166      153,493
  Retained earnings                                           194,682         164,184      161,097
                                                             ________        ________     ________
                                                              365,981         328,843      315,094
                                                             ________        ________     ________
                                                             $704,187        $659,478     $615,194
See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                            Three Months Ended         Six Months Ended
                                           ____________________        __________________

($000 except per share data, unaudited)    August 2,   August 3,      August 2,  August 3,
                                              1997        1996          1997        1996


Sales                                        $490,679   $405,656       $933,520   $776,604

Costs and Expenses

  Cost of goods sold and occupancy            341,109    285,618        650,622    549,675
  General, selling and administrative          95,556     81,762        182,220    157,982
  Depreciation and amortization                 7,635      7,164         14,910     14,425
  Interest expense (income)                      (283)        31           (483)       215
                                            _________  _________      _________  _________
                                              444,017    374,575        847,269    722,297

Earnings before taxes                          46,662     31,081         86,251     54,307
Provision for taxes on earnings                18,664     12,432         34,500     21,723
                                            _________  _________      _________  _________
Net earnings                                $  27,998  $  18,649      $  51,751  $  32,584

Net earnings per share:

  Primary                                       $ .55      $ .36         $ 1.02      $ .63

  Fully diluted                                 $ .55      $ .36         $ 1.02      $ .63

Weighted average shares outstanding:

  Primary                                      50,851     51,858         50,666     51,612

  Fully diluted                                50,888     51,860         50,766     51,630

Stores open at end of period                                                318        299

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended

($000, unaudited)                                                       August 2,     August 3,
                                                                          1997          1996

Cash Flows From Operating Activities
  Net earnings                                                            $51,751         $ 32,584
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
  Depreciation and amortization of property and equipment                  14,910           14,425
  Other amortization                                                        4,060            3,100
  Change in current assets and current liabilities:
     Merchandise inventory                                                (53,425)         (61,814)
     Other current assets - net                                            (2,382)            (570)
     Accounts payable                                                      14,563           39,904
     Other current liabilities - net                                       (8,694)          12,727
  Other                                                                     1,276            1,162
                                                                         ________         ________
     Net cash provided by operating activities                             22,059           41,518

Cash Flows From Investing Activities
  Additions to property and equipment                                     (19,202)         (16,335)
                                                                          ________         ________
     Net cash used in investing activities                                (19,202)         (16,335)

Cash Flows From Financing Activities
  Borrowing under line of credit agreement                                  4,600
  Repayment of long-term debt                                                 (59)            (170)
  Issuance of common stock related to stock plan                            5,693           24,413
  Repurchase of common stock                                              (21,642)         (34,252)
  Dividends paid                                                           (4,456)          (3,520)
                                                                          ________         ________
     Net cash used in financing activities                                (15,864)         (13,529)
                                                                          ________         ________
Net Increase (Decrease) In Cash                                           (13,007)           11,654
  Cash
     Beginning of year                                                     44,777           23,426
                                                                         ________         ________
     End of quarter                                                      $ 31,770         $ 35,080


Interest Paid                                                            $     83         $    570
Income Taxes Paid                                                        $ 45,671         $ 15,851

See notes to condensed consolidated financial statements.

                             ROSS STORES, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Three and Six Months Ended August 2, 1997 and August 3, 1996
                                (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 2, 1997 and August 3, 1996; the interim results of operations for the three and six months ended August 2, 1997 and August 3, 1996; and changes in cash flows for the six months then ended. The balance sheet at February 1, 1997, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

The condensed consolidated financial statements at August 2, 1997 and August 3, 1996, and for the three and six months then ended have been reviewed, prior to filing, by the registrant's independent auditors whose report covering their review of the financial statements is included in this report on page 6.

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


                     Three Months Ended       Six Months Ended
                  _______________________  ______________________
                   August 2,    August 3,  August 2,   August 3,
                      1997         1996       1997        1996

  Pro forma EPS:
     Basic           $ .56        $ .37      $1.04       $ .65
   Diluted           $ .55        $ .36      $1.02       $ .63

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of August 2, 1997 and August 3, 1996, and the related condensed consolidated statements of earnings for the three-month and six-month periods then ended and the related condensed consolidated statements of cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ross Stores, Inc. as of February 1, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
San Francisco, California


August 22, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


PERCENTAGE OF SALES
                                            Three Months Ended       Six Months Ended
                                            ___________________   ______________________
                                            August 2,   August 3,  August 2,     August 3,
                                                1997         1996       1997          1996

SALES
 Sales ($000)                               $490,679    $405,656   $933,520      $776,604
 Sales growth                                  21.0%       15.5%      20.2%         19.7%
 Comparable store sales growth                 12  %        9  %      12  %         11  %

COSTS AND EXPENSES
 Cost of goods sold and occupancy               69.5%       70.4%      69.7%         70.8%
 General, selling and administrative            19.5%       20.2%      19.5%         20.3%
 Depreciation and amortization                   1.6%        1.8%       1.6%          1.9%
 Interest                                       (0.1)%       0.0%      (0.1)%         0.0%

NET EARNINGS                                    5.7%        4.6%       5.5%          4.2%


Sales

The results of operations for the three and six months ended August 2, 1997, over the same period last year, reflect an increase in comparable store sales and a greater number of open stores during the current period.


Costs and Expenses

The decline from the prior year in the cost of goods sold and occupancy as a percentage of sales for the three and six month periods was primarily due to (i) leverage on occupancy costs; (ii) lower markdowns as a percentage of sales; and (iii) a modest increase in the initial mark-up from purchasing more opportunistically.

General, selling and administrative expenses as a percentage of sales also declined from the comparable quarter in the prior year. This improvement was due to the company's continued focus on strict expense controls combined with leverage on both store and advertising expenses realized from the strong comparable store sales gain of 12%, partially offset by higher expenses related to the company's incentive plan and slightly higher distribution costs.

Net earnings for the three months ended August 2, 1997, totaled $28.0 million, or $.55 per share, compared to net earnings of $18.6 million, or $.36 per share, for the three months ended August 3, 1996.

Taxes on Earnings

The company's effective tax rate for the second quarter of 1997 and 1996 was 40%. The rate for both periods reflects the applicable statutory tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash, other than for operating expenses, during the first six months of fiscal 1997 were for (i) purchase of inventory, (ii) repurchase of the company's common stock, and (iii) capital expenditures for new stores, improvements to existing locations and improvements in operating systems.

Total consolidated inventories were up 19% at the end of the second quarter from the same quarter last year driven by (i) a planned increase in packaway inventories and (ii) a larger number of open stores over the prior year.

The decline in interest expense reflects the decline in borrowings which resulted primarily from higher earnings levels combined with lower capital spending and a temporary slowdown in stock repurchase activity during the second quarter of 1997.

On June 30, 1997, the company allowed its $60 million revolving term facility to expire to re-negotiate a new revolving credit facility for $160 million plus a separate $30 million letter of credit facility (the "Facilities"). The closing on the Facilities is expected to be in mid-September 1997.

The company believes it can fund its capital needs for the remainder of the fiscal year and complete the current stock repurchase program through internally generated cash, trade credit, established bank lines and lease financing.

                        PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on July 16, 1997 (the "1997 Annual Meeting"), the stockholders of the company voted on and approved the following proposals:

Proposal 1 to reelect two Class II Directors for a three-year term.

Proposal 2 to ratify the appointment of Deloitte & Touche LLP as the company's certified public accountants for the fiscal year ending January 31, 1998.

INFORMATION ON THE BOARD OF DIRECTORS

The following are the company's directors who were not up for reelection and whose terms of office continue after the 1997 Annual Meeting:

     Incumbent Class I Directors whose terms expire in 1999:
     Stuart G. Moldaw, Donald H. Seiler and George P. Orban

     Incumbent Class III Directors whose terms expire in 1998:
     Norman A. Ferber, Philip Schlein and Melvin A. Wilmore

Nominees reelected at the 1997 Annual Meeting as the company's Class II Directors whose terms expire in 2000:

   Michael Balmuth and Donna L. Weaver


1997 ANNUAL MEETING ELECTION RESULTS

PROPOSAL 1:  ELECTION OF DIRECTORS

                                                  BROKER
DIRECTOR             IN FAVOR      WITHHELD      NON-VOTES

Michael Balmuth     45,351,750      661,243         n/a
Donna L. Weaver     45,377,914      635,079         n/a


PROPOSAL 2:  RATIFICATION OF APPOINTMENT OF INDEPENDENT CERTIFIED PUBLIC
             ACCOUNTANTS


                                                                 BROKER
                              FOR         AGAINST    ABSTAIN    NON-VOTES

Appointment of             45,813,987      7,077     191,929       n/a
Deloitte & Touch LLP


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index which begins on page 11 of this Report.

(b)  Reports on Form 8-K

     None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                           ROSS STORES, INC.
                           ___________________________________
                           Registrant


Date:  September 15, 1997  /s/John G. Call
                           John G. Call, Senior Vice President,
                           Chief Financial Officer, Corporate Secretary
                           and Principal Accounting Officer

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

                       MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
                          (EXHIBITS 10.9 - 10.36)

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

10.19 Amendment to Amended Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of March 20, 1997, incorporated by reference to Exhibit 10.19 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

10.20 Third Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of April 15, 1997, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

Exhibit
Number                   Exhibit

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

10.25 Fourth Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, entered into May 19, 1997.

10.26 Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 1, 1995, incorporated by reference to
       Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

10.27  Amendment to Employment Agreement between Ross Stores and
       Michael Balmuth, effective as of June 1, 1995, incorporated by reference to Exhibit 10.24 to the Form 10-Q filed by Ross
       Stores for its quarter ended October 28, 1995.

10.28 Second Amendment to Employment Agreement between Ross Stores and Michael Balmuth, entered into July 29, 1996, incorporated by reference to Exhibit 10.26 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

10.29 Third Amendment to Employment Agreement between Ross Stores and Michael Balmuth, entered into May 19, 1997.

10.30 Employment Agreement between Ross Stores and Barry S. Gluck, effective as of March 1, 1996, incorporated by reference to
       Exhibit 10.23 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

10.31 First Amendment to Employment Agreement between Ross Stores and Barry S. Gluck, dated September 1, 1996, incorporated by reference to Exhibit 10.28 to the Form 10-Q filed by Ross
       Stores for its quarter ended October 2, 1996.

10.32  Employment Agreement between Ross Stores and Irene A.
       Jamieson, effective as of March 1, 1996, incorporated by reference to Exhibit 10.24 to the Form 10-Q filed by Ross
       Stores for its quarter ended May 4, 1996.

Exhibit
Number                   Exhibit

10.33 First Amendment to Employment Agreement between Ross Stores and Irene A. Jamieson, dated September 1, 1996, incorporated by reference to Exhibit 10.30 to the Form 10-Q filed by Ross Stores for its quarter ended October 2, 1996.

10.34 Employment Agreement between Ross Stores and Barbara Levy, effective as of March 1, 1996, incorporated by reference to
       Exhibit 10.25 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

10.35 First Amendment to Employment Agreement between Ross Stores and Barbara Levy, dated September 1, 1996, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross
       Stores for its quarter ended October 2, 1996.

10.36 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of April 1, 1997, incorporated by reference to
       Exhibit 10.34 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

11     Statement re:  Computation of Per Share Earnings.

15     Letter re: Unaudited Interim Financial Information.

27     Financial Data Schedules (submitted for SEC use only).