Form 10-Q
period 1997-10-31
ROSS STORES INC
filed 1997-12-15
CIK 745732

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


               (Mark one)
       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ----- EXCHANGE ACT OF 1934
           For the quarterly period ended November 1, 1997


                                      OR


           TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934
           For the transition period from         to
                                          -------    -------

                          Commission file number  0-14678


                                  ROSS STORES, INC.
               (Exact name of registrant as specified in its charter)


            DELAWARE                                            94-1390387
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

   8333 CENTRAL AVENUE, NEWARK, CALIFORNIA                      94560-3433
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code             (510) 505-4400

Former name, former address and former fiscal year,                 N/A
if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     ----

The number of shares of Common Stock, with $.01 par value, outstanding on November 29, 1997 was 47,643,824.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------
($000)                                                  November 1,    February 1,    November 2,
ASSETS                                                     1997           1997           1996
--------------------------------------------------------------------------------------------------
                                                        (Unaudited)     (Note A)      (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                $21,737        $44,777        $25,305
 Accounts receivable                                        9,720          7,832         11,618
 Merchandise inventory                                    467,947        373,689        401,813
 Prepaid expenses and other                                14,518         13,289         13,269
                                                         --------       --------       --------
  Total Current Assets                                   $513,922        439,587        452,005

PROPERTY AND EQUIPMENT
 Land and buildings                                        24,115         24,115         24,115
 Fixtures and equipment                                   184,265        164,980        160,539
 Leasehold improvements                                   142,598        135,810        124,783
 Construction-in-progress                                  11,120         23,798         28,922
                                                         --------       --------       --------
                                                          362,098        348,703        338,359
 Less accumulated depreciation and amortization           171,779        156,056        152,468
                                                         --------       --------       --------
                                                          190,319        192,647        185,891
Deferred income taxes and other assets                     32,802         27,244         22,482
                                                         --------       --------       --------
                                                         $737,043       $659,478       $660,378
--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
 Accounts payable                                        $205,249       $184,101       $196,929
 Accrued expenses and other                                98,936         61,761         61,936
 Accrued payroll and benefits                              42,740         36,356         35,464
 Income taxes payable                                       4,108         22,567         14,018
                                                         --------       --------       --------
  Total Current Liabilities                               351,033        304,785        308,347
Long-term debt                                             25,000                        10,000
Deferred income taxes and other liabilities                32,089         25,850         29,365

STOCKHOLDERS' EQUITY
 Capital stock                                                479            493            498
 Additional paid-in capital                               168,595        164,166        156,293
 Retained earnings                                        159,847        164,184        155,875
                                                         --------       --------       --------
                                                          328,921        328,843        312,666
                                                         --------       --------       --------
                                                         $737,043       $659,478       $660,378
                                                         --------       --------       --------
                                                         --------       --------       --------

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS



                                                           Three Months Ended             Nine Months Ended
                                                        ------------------------     --------------------------
                                                        November 1,   November 2,    November 1,    November 2,
($000 except per share data, unaudited)                    1997          1996           1997           1996
---------------------------------------                 ---------     ----------     ----------     ----------
SALES                                                    $482,875       $403,383     $1,416,395     $1,179,987

COSTS AND EXPENSES

 Cost of goods sold and occupancy                         334,965        283,797        985,587        833,472
 General, selling and administrative                       98,080         85,043        280,300        243,025
 Depreciation and amortization                              7,866          7,363         22,776         21,788
 Interest expense (income)                                    206            (77)          (277)           138
                                                        ---------     ----------     ----------     ----------
                                                          441,117        376,126      1,288,386      1,098,423

Earnings before taxes                                      41,758         27,257        128,009         81,564
Provision for taxes on earnings                            16,703         10,903         51,203         32,626
                                                        ---------     ----------     ----------     ----------
Net earnings                                              $25,055        $16,354        $76,806        $48,938
                                                        ---------     ----------     ----------     ----------
                                                        ---------     ----------     ----------     ----------
Net earnings per share:

 Primary                                                     $.50           $.32          $1.52           $.95

 Fully diluted                                               $.50           $.32          $1.52           $.95
                                                        ---------     ----------     ----------     ----------
                                                        ---------     ----------     ----------     ----------
Weighted average shares outstanding:

 Primary                                                   49,841         51,250         50,400         51,514

 Fully diluted                                             49,920         51,354         50,578         51,744
                                                        ---------     ----------     ----------     ----------
Stores open at end of period                                                                326            313
                                                        ---------     ----------     ----------     ----------
                                                        ---------     ----------     ----------     ----------

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Nine Months Ended
                                                       --------------------------
                                                       November 1,    November 2,
($000, unaudited)                                         1997            1996
-----------------                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                             $76,806        $48,938
 Adjustments to reconcile net earnings to
   net cash provided by (used in)
   operating activities:
 Depreciation and amortization of
   property and equipment                                  22,776         21,788
 Other amortization                                         6,261          4,923
 Change in current assets and current liabilities:
  Merchandise inventory                                   (94,258)      (105,848)
  Other current assets - net                               (3,118)        (3,816)
  Accounts payable                                         23,368         61,012
  Other current liabilities - net                           7,720         33,246
 Other                                                      1,290          5,683
                                                        ---------      ---------
  Net cash provided by operating activities                40,845         65,926
                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property and equipment                      (26,712)       (33,188)
                                                        ---------      ---------
  Net cash used in investing activities                   (26,712)       (33,188)
                                                        ---------      ---------
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowing under line of credit agreement                  22,400         12,700
 Proceeds (Repayment) of long-term debt                    24,941         (9,835)
 Issuance of common stock related to stock plans            8,115         29,352
 Repurchase of common stock                               (85,965)       (57,797)
 Dividends paid                                            (6,664)        (5,279)
                                                        ---------      ---------
  Net cash used in financing activities                   (37,173)       (30,859)
                                                        ---------      ---------
NET INCREASE (DECREASE) IN CASH                           (23,040)         1,879
 Cash
  Beginning of year                                        44,777         23,426
  End of quarter                                          $21,737        $25,305
                                                        ---------      ---------

Interest Paid                                                $130           $660
Income Taxes Paid                                         $69,976        $29,163
                                                        ---------      ---------
                                                        ---------      ---------

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Three and Nine Months Ended November 1, 1997 and November 2, 1996
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at November 1, 1997 and November 2, 1996; the interim results of operations for the three and nine months ended November 1, 1997 and November 2, 1996; and changes in cash flows for the nine months ended November 1, 1997 and November 2, 1996. The balance sheet at February 1, 1997, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

The condensed consolidated financial statements at November 1, 1997 and November 2, 1996, and for the three and nine months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

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

                           Three Months Ended            Nine Months Ended
                       --------------------------    -------------------------
                       November 1,    November 2,    November 1,    November 2,
                          1997           1996           1997           1996
                       -----------    -----------    -----------    -----------
   Pro forma EPS:
           Basic          $.51           $.33          $1.56           $.97
          Diluted         $.50           $.32          $1.52           $.95

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of November 1, 1997 and November 2, 1996, and the related condensed consolidated statements of earnings for the three-month and nine-month periods then ended and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


November 21, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


PERCENTAGE OF SALES


                                              Three Months Ended          Nine Months Ended
                                           -------------------------   --------------------------
                                           November 1,    November 2,  November 1,    November 2,
                                              1997           1996         1997           1996
                                           ---------      ---------    -----------    -----------
SALES
 Sales ($000)                               $482,875       $403,383     $1,416,395     $1,179,987
 Sales growth                                     20%            22%            20%            20%
 Comparable store sales growth                    12%            14%            12%            12%

COSTS AND EXPENSES
 Cost of goods sold and occupancy               69.4%          70.4%          69.6%          70.6%
 General, selling and administrative            20.3%          21.1%          19.8%          20.6%
 Depreciation and amortization                   1.6%           1.8%           1.6%           1.8%
 Interest expense (income)                         0%            (0%)           (0%)            0%

NET EARNINGS                                     5.2%           4.1%           5.4%           4.1%
                                           ---------      ---------    -----------    -----------
                                           ---------      ---------    -----------    -----------

SALES

The results of operations for the three and nine months ended November 1, 1997, over the same periods last year, reflect an increase in the level of sales which was due to the increase in comparable store sales as well as a greater number of open stores during the current period.

COSTS AND EXPENSES

The declines from the prior year in cost of goods sold and occupancy expense as a percentage of sales for the three and nine month periods ended November 1, 1997 were primarily due to stronger than planned comparable store increases which contributed to (i) lower markdowns as a percentage of sales and (ii) increased leverage on occupancy expenses.

General, selling and administrative expenses as a percentage of sales also declined from the comparable periods in the prior year. This improvement was due to the company's continued focus on strict expense controls combined with the leverage realized on the strong increase in comparable store sales.

The company's effective tax rate for the third quarter of 1997 and 1996 was 40%. The rate for both periods reflects the applicable statutory tax rates.

Net earnings for the three months ended November 1, 1997, totaled $25.1 million, or $.50 per share, compared to net earnings of $16.4 million, or $.32 per share, for the three months ended November 2, 1996. Net earnings for the nine months ended November 1, 1997, totaled $76.8 million, or $1.52 per share, compared to net earnings of $48.9 million, or $.95 per share, for the nine months ended November 2, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash during the first nine months of fiscal 1997 were for
(i) an increase in inventory; (ii) repurchase of the company's common stock; and (iii) capital expenditures for new stores, improvements to existing locations and improvements in operating systems.

Total consolidated inventories increased 16% at November 1, 1997 from November 2, 1996 due mainly to an increase in the number of stores and higher levels of seasonal packaway merchandise.

In September 1997, the company entered into a five year lease for an approximately 214,500 square foot warehouse building located in Newark, California which will store the company's packaway merchandise. This building is expected to replace third party warehousing services used by the company on the West Coast.

An increase in deferred compensation was the primary driver in the increase over the prior year in deferred income taxes and other liabilities. The increase in accrued expenses primarily results from the timing of payments for expenses related to the volume of business. The increase in payroll reflects the accruals for the company's incentive plan. The decrease in income taxes payable results from the timing of stock option exercises and the impact of the corresponding tax deduction on estimated income tax payments.

The increase in long-term debt and interest expense compared to the prior year resulted from higher average borrowings to fund the repurchase of common stock. The stock repurchase program, approved by the Board of Directors in January 1997, was completed in November 1997. The company repurchased a total of 3,000,000 shares for an aggregate purchase price of approximately $98 million.

In September 1997, the company entered into a new revolving credit facility for $160 million plus a separate $30 million letter of credit facility (the "Facilities"). The Facilities replace both the Revolving Credit Agreement, dated July 31, 1993, with Wells Fargo Bank, National Association, as amended and the Credit Agreement, dated as of June 22, 1994 with Bank of America National Trust and Savings Association, as amended.

The company believes it can fund its capital needs for the remainder of the fiscal year and the next twelve months through internally generated cash, trade credit, established bank lines and lease financing.

The company, in conjunction with an outside vendor, is assessing the extent of the necessary modifications to its computer hardware and software systems to enable them to process information beyond 1999. The costs of the modifications, which are currently unknown, are being determined as part of the assessment and will be expensed as incurred.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Incorporated herein by reference to the list of Exhibits contained in the
     Exhibit Index which begins on page 10 of this Report.

(b)  Reports on Form 8-K

     None.

                               INDEX TO EXHIBITS

   Exhibit
   Number                 Exhibit
   ------                 -------
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

   10.2 Credit Agreement, dated September 15, 1997, among Ross Stores, Bank of America, National Trust and Savings Association ("Bank of America") as Agent and the other financial institutions party thereto.

   10.3 Letter of Credit Agreement, dated September 15, 1997, between Ross Stores and Bank of America.

   10.4 Amendment to Credit Agreement, dated as of October 7, 1997 between Ross Stores and Bank of America.

          MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
          (EXHIBITS 10.5 - 10.32)

   10.5 Amended and Restated 1992 Stock Option Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1995 for its Annual Stockholders Meeting held May 25, 1995 ("1995 Proxy Statement").

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

   10.8 1991 Outside Directors Stock Option Plan, incorporated by reference to the appendix to the 1996 Proxy Statement.

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

   10.10  Third Amended and Restated Ross Stores Executive
          Supplemental Retirement Plan, incorporated by reference to Exhibit
          10.14 to the 1993 Form 10-K.

   10.11 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

   10.12 Ross Stores Incentive Compensation Plan, incorporated by reference to the appendix to the 1996 Proxy Statement.

   Exhibit
   Number                 Exhibit
   ------                 -------

   10.13  Amended and Restated Employment Agreement between Ross
          Stores and Norman A. Ferber, effective as of June 1, 1995, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

   10.14 Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, entered into July 29, 1996, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

   10.15  Amendment to Amended Restated Employment Agreement between
          Ross Stores and Norman A. Ferber, effective as of March 20, 1997, incorporated by reference to Exhibit 10.19 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

   10.16  Third Amendment to Amended and Restated Employment
          Agreement between Ross Stores and Norman A. Ferber, effective as of April 15, 1997, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

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

   10.20  Third Amendment to Employment Agreement by and between Ross
          Stores and Melvin A. Wilmore, entered into July 29, 1996, incorporated by reference to Exhibit 10.22 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

   10.21  Fourth Amendment to Employment Agreement by and between
          Ross Stores and Melvin A. Wilmore, entered into May 19, 1997, incorporated by reference to Exhibit 10.25 to the Form 10-Q filed by Ross Stores for its quarter ended August 2, 1997.

   10.22  Employment Agreement between Ross Stores and Michael
          Balmuth, effective as of February 1, 1995, incorporated by reference to Exhibit 10.15 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 1995.

   10.23  Amendment to Employment Agreement between Ross Stores and
          Michael Balmuth, effective as of June 1, 1995, incorporated by reference to Exhibit 10.24 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

   Exhibit
   Number                 Exhibit
   ------                 -------

   10.24  Second Amendment to Employment Agreement between Ross
          Stores and Michael Balmuth, entered into July 29, 1996, incorporated by reference to Exhibit 10.26 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

   10.25 Third Amendment to Employment Agreement between Ross Stores and Michael Balmuth, entered into May 19, 1997 incorporated by reference to Exhibit 10.29 to the Form 10-Q filed by Ross Stores for its quarter ended August 2, 1997.

   10.26  Employment Agreement between Ross Stores and Barry S.
          Gluck, effective as of March 1, 1996, incorporated by reference to
          Exhibit 10.23 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

   10.27 First Amendment to Employment Agreement between Ross Stores and Barry S. Gluck, dated September 1, 1996, incorporated by reference to Exhibit 10.28 to the Form 10-Q filed by Ross Stores for its quarter ended October 2, 1996.

   10.28  Employment Agreement between Ross Stores and Irene A.
          Jamieson, effective as of March 1, 1996, incorporated by reference to
          Exhibit 10.24 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

   10.29 First Amendment to Employment Agreement between Ross Stores and Irene A. Jamieson, dated September 1, 1996, incorporated by reference to Exhibit 10.30 to the Form 10-Q filed by Ross Stores for its quarter ended October 2, 1996.

   10.30 Employment Agreement between Ross Stores and Barbara Levy, effective as of March 1, 1996, incorporated by reference to Exhibit
          10.25 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

   10.31 First Amendment to Employment Agreement between Ross Stores and Barbara Levy, dated September 1, 1996, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross Stores for its quarter ended October 2, 1996.

   10.32  Consulting Agreement between Ross Stores and Stuart G.
          Moldaw, effective as of April 1, 1997, incorporated by reference to
          Exhibit 10.34 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

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




                           ROSS STORES, INC.
                           Registrant




Date:  December 12, 1997   /s/John G. Call
                           John G. Call, Senior Vice President, Chief Financial
                           Officer and Principal Accounting Officer