Form 10-K405
period 1998-01-31
ROSS STORES INC
filed 1998-04-24
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-K405

       (Mark one)
  x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended January 31, 1998

                                     OR
       TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from_______ to _______

                       Commission file number  0-14678

                              ROSS STORES, INC.
           (Exact name of registrant as specified in its charter)

                      Delaware                             94-1390387
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

      8333 Central Avenue, Newark, California              94560-3433
      (Address of principal executive offices)             (Zip Code)

           Registrant's telephone number,                (510) 505-4400
                including area code

         Securities registered pursuant to                    None
             Section 12(b) of the Act:

         Securities registered pursuant to
             Section 12(g) of the Act:
                                                      Name of each exchange
                Title of each class                    on which registered
            ----------------------------             -----------------------
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

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __x__

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 3, 1998 was $1,889,560,486.13. Shares of voting stock held by each director and executive officer and each person who on that date owned 10% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on April 3, 1998 was 47,950,192.

Documents incorporated by reference:
     Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders, which will be filed on or before April 24, 1998, are incorporated herein by reference into Part III.

================================================================================

                                 PART I


ITEM 1.    BUSINESS

     Ross Stores, Inc. ("Ross" or "company") operates a chain of off-price retail apparel stores which target value conscious men and women between the ages of 25 and 54 in white collar, middle-to-upper middle income households which the company believes to be the largest customer segment in the retailing industry. The decisions of the company, from merchandising, purchasing and pricing, to the location of its stores, are aimed at this customer base. The company offers its merchandise at low everyday prices, generally 20% to 60% below regular prices of most department and specialty stores. The company believes it derives a competitive advantage by offering a wide assortment of quality brand name merchandise within each of its merchandise categories in an attractive easy-to-shop environment.

     Ross' mission is to offer competitive values to its target customers by focusing on the following key strategic objectives:

- Achieve an appropriate level of brands and labels at strong discounts throughout the store;

-    Meet customer needs on a more regional basis;

- Deliver an in-store shopping experience that reflects the expectations of the off-price customer; and

- Manage real estate growth to maintain dominance or achieve parity with the competition in key markets.

     The original Ross Stores, Inc. was incorporated in California in 1957. In August 1982, the company was purchased by some of its current directors and stockholders. The six stores acquired were completely refurbished in the company's off-price format and stocked with new merchandise. In June 1989 the company reincorporated in the state of Delaware.

Merchandising, Purchasing and Pricing

     Ross seeks to provide its target customers with a wide assortment of first quality, in-season, name brand apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% from regular department and specialty store prices, as well as similar savings on fragrances, gift items for the home, bed and bath merchandise and accessories. Although not a fashion leader, the company sells recognizable branded merchandise that is current and fashionable in each category. The company reviews its merchandise mix each week, enabling it to respond to merchandise trends and purchasing opportunities in the market. The company's merchandising strategy is reflected in its advertising, which emphasizes its strong value message -- Ross' customers get great savings on name brand merchandise every day of the year.

     Merchandising. The Ross merchandising strategy incorporates a combination of in-season and past-season apparel, shoes and accessories for the entire family, as well as fragrances, giftware and linens for the home. The company's emphasis on brand names reflects management's conviction that brand name merchandise sold at compelling discounts will continue to be an important determinant of its success. Ross leaves the brand name label on the merchandise it sells.

     The company has established a merchandise assortment which it believes is attractive to its target customer group. Although Ross offers fewer classifications of merchandise than most department stores, the company generally offers a large selection of brand names within each classification with a wide assortment of vendors, prices, colors, styles and fabrics within each size. Over the past year, the company has continued to diversify its merchandise offerings by adding new product categories such as small sporting goods and exercise equipment, small electronics, tabletop lamps, small furnishings, educational toys and games. Other recent additions include luggage, gourmet food and cookware. This diversification will continue in fiscal 1998, with a test of fine jewelry in approximately 50 stores during the first half of the year and a potential roll-out to other stores in 1999. For fiscal 1997, the overall merchandise sales mix was approximately 95% first quality merchandise and 5% irregulars. The respective departments accounted for total sales in fiscal 1997 approximately as follows:
Ladies 35%, Men's 22%, Accessories, Hosiery and Lingerie 10%, Shoes 10%, Children's 9%, and Fragrances, Home Accents and Bed and Bath 14%.

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

     Ross, unlike most department and specialty stores, does not require that manufacturers provide promotional and markdown allowances, return privileges and delayed deliveries. In addition, deliveries are made to one of the company's two distribution centers. These flexible requirements further enable the company's buyers to obtain significant discounts on in-season purchases.

     The company has increased its emphasis in recent years on opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as "closeout" or "packaway" purchases. Closeouts can be shipped to stores in season. Closeouts allow the company to get in season goods in its stores at lower prices. Packaway merchandise is purchased with the intent that it will be stored in the company's warehouses until the beginning of the next selling season. Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within the merchandise assortments. Packaway merchandise is mainly fashion basics and, therefore, not usually affected by seasonal shifts in fashion trends.

     Throughout the 1990s, Ross gradually increased the amount of packaway inventories. In 1996 and 1997, the company further increased these important resources in response to compelling opportunities available in the marketplace. It is management's belief that the stronger discounts the company is able to offer on packaway merchandise are a key driver of Ross' business. As a result, while in-store inventories at the end of fiscal 1997 were down 1% on a comparable store basis to the prior year, total consolidated inventories were up 12% due to the investment at year-end in additional packaway goods and inventory for the new stores.

     The company is developing a new management information system in an effort to provide more detailed information on how SKUs perform by region or market. While in the market, the buyers will utilize laptop computers to access real-time information on their business. The goal is to fine tune the merchandise mix and raise sales productivity in markets that are performing below the company average. The new system is scheduled to begin roll-out in late 1998 and early 1999.

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

     The company's buyers have an average of 10 years of experience, including experience with other retailers such as Bloomingdale's, Burlington Coat Factory, Dayton Hudson, Lord & Taylor, Macy's, Marshalls, Montgomery Wards, TJ Maxx and Value City. In keeping with its strategy, over the past several years, the company has more than tripled the size of its merchandising staff. Management believes that this increase enables its merchants to spend even more time in the market which, in turn, should strengthen the company's ability to procure the most desirable brands at competitive discounts.

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

The Ross Store

     As of January 31, 1998, the company operated 325 stores. They are conveniently located in predominantly community and neighborhood strip shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, the company clusters stores to maximize economies of scale in advertising, distribution and management. During 1997, the average Ross store employed 43 full- and part-time people.

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

     It is the company's policy to minimize transaction time for the customer at the checkout counter by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. Approximately 36% of payments are made with credit cards. Ross provides cash or credit card refunds on all merchandise returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or credited with a Ross Credit Voucher at the price on the receipt.

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

Distribution

     The company has two distribution centers -- one located in Newark, California (approximately 494,000 square feet) and the second located in Carlisle, Pennsylvania (approximately 424,000 square feet). Having a distribution center on each coast enhances cost efficiencies per unit and decreases turn-around time in getting the merchandise from the vendors to the stores. Shipments are made by contract carriers to the stores about five times a week depending on location.

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

Advertising

     The company utilizes extensive advertising which emphasizes quality, brand name merchandise at low everyday prices. The company predominantly uses television advertising. This reflects the company's belief that overall television is the best medium for presenting Ross' everyday low price message.

Trademarks

     The trademark for Ross Dress For Less (R) has been registered with the United States Patent and Trademark Office.

Employees

     On January 31, 1998, the company had approximately 17,000 employees which includes an estimated 10,400 part-time employees. Additionally, the company hires temporary employees -- especially during the peak seasons. The company's employees are non-union. Management of the company considers the relationship between the company and its employees to be excellent.

Competition

     The company believes that the principal competitive factors in the off-price retail apparel industry are offering large discounts on name brand merchandise appealing to its target customer and consistently providing a store environment that is convenient and easy to shop. To execute this concept, the company has strengthened its buying organization, developed a merchandise allocation system to distribute product based on regional factors as well as other systems and procedures to maximize cost efficiencies and leverage expenses in an effort to mitigate competitive pressures on gross margin. The company believes that it is well positioned to compete on the basis of each of these factors.

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


ITEM 2.  PROPERTIES

Stores

     From August 1982 to January 31, 1998, the company expanded from six stores in California to 325 stores in 17 states: Arizona, California, Colorado, Florida, Hawaii, Idaho, Maryland, Nevada, New Jersey, New Mexico, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Virginia and
Washington.  All stores are leased, with the exception of one.

     During fiscal 1997, the company opened 17 new Ross 'Dress For Less' stores, closed 1 existing location and relocated 4 locations. The typical new Ross store is approximately 30,187 square feet, yielding approximately 25,334 square feet of selling space. As of January 31, 1998, the company's 325 stores generally ranged in size from about 24,000 to 35,000 gross square feet and had an average of 22,000 square feet of selling space.

     During the fiscal year ended January 31, 1998, no one store accounted for more than approximately 1% of the company's sales. The company carries earthquake insurance on its corporate headquarters, both distribution centers and on its stores in California.

     The company's real estate strategy is to open additional stores mainly in existing market areas, to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market. In fiscal 1998 and 1999, the company plans to focus its new store growth primarily in existing markets and adjacent regions in existing states. In addition, management continues to seek opportunistic real estate acquisitions.

     Where possible, the company has obtained sites in existing buildings requiring minimal alterations. This has allowed Ross to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. To date, the company has been able to secure leases in suitable locations for its stores. At January 31, 1998, the majority of the company's stores had unexpired original lease terms ranging from three to ten years with two to three renewal options of five years each. The average unexpired original lease term of its leased stores is six years, or 18 years if renewal options are included. (See Note C to the Consolidated Financial Statements.) Most of the company's store leases contain a provision for percentage rental payments after a specified sales level has been achieved.

Distribution Centers

     In April 1998, the company purchased its Newark, California distribution center for $24.6 million. The Newark facility is also the company's corporate headquarters. The company also owns its distribution center in Carlisle, Pennsylvania. In August 1996, the company paid off that facility's outstanding mortgage value of $9.7 million.

     The company's two distribution centers currently have processing capacity to support store growth through fiscal 1999. This reflects the company's recent investment in distribution systems along with the potential to expand work shifts. In September 1997, the company entered into a five year lease for an approximately 214,500 square foot warehouse in Newark, California. In February 1998, the company entered into a three year lease for an approximately 239,000 square foot warehouse in Carlisle, Pennsylvania. Both of these buildings will store the company's packaway inventory and replace third party warehousing services.


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

  Name                   Age     Position

  Michael A. Balmuth     47      Vice Chairman and Chief Executive Officer

  Melvin A. Wilmore      52      Director, President and Chief Operating Officer

  John G. Call           39      Senior Vice President,
                                 Chief Financial Officer and
                                 Corporate Secretary

  Ivy D. Council         41      Senior Vice President, Human Resources

  James S. Fassio        43      Senior Vice President, Property Development

  Barry S. Gluck         45      Senior Vice President and
                                 General Merchandising Manager

  James S. Jacobs        53      Senior Vice President, Store Operations

  Irene Jamieson         47      Senior Vice President and
                                 General Merchandising Manager

  Barbara Levy           43      Senior Vice President and
                                 General Merchandising Manager

_____________________________

     Mr. Balmuth joined the Board of Directors as Vice Chairman and became Chief Executive Officer in September 1996. Prior to this, he served as the company's Executive Vice President, Merchandising since July 1993 and Senior Vice President and General Merchandise Manager since November 1989. Before joining Ross, he was Senior Vice President and General Merchandise Manager at Bon Marche in Seattle from September 1988 through November 1989. From April 1986 to September 1988, he served as Executive Vice President and General Merchandise Manager for Karen Austin Petites.

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

     Mr. Call has served as Senior Vice President, Chief Financial Officer and Corporate Secretary since June 1997. From June 1993 until joining Ross in 1997, Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman's Inc. For five years prior to joining Friedman's in June 1993, Mr. Call held various positions with Ernst & Young, LLP, most recently as a Senior Manager in the San Francisco office.

     Ms. Council has served as Senior Vice President, Human Resources since March 1998. Prior to this, she served as the company's Vice President of Human Resources, Compensation, Payroll, Distribution and Risk Management/Benefits since August 1997 and as the company's Vice President, Human Resources of Stores since March 1992. She joined the company in January 1989 as Director of Management and Organizational Development.

     Mr. Fassio has served as Senior Vice President, Property Development since March 1991. He joined the company in June 1988 as Vice President of Real Estate. Prior to joining Ross, Mr. Fassio was Vice President, Real Estate and Construction at Craftmart and Property Director of Safeway Stores, Inc.

     Mr. Gluck has served as Senior Vice President and General Merchandise Manager since August 1993. He joined the company in February 1989 as Vice President and Divisional Merchandise Manager. Prior to joining Ross, Mr. Gluck served as General Merchandise Manager, Vice President for Today's Man from May 1987 to February 1989. From March 1982 to April 1987, he was Vice President, Divisional Merchandise Manager, Men's, Children and Luggage of Macy's Atlanta.

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

                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     General Information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note H to the Consolidated Financial Statements in Item 8 of this document which is incorporated herein by reference. The company's stock is traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST. There were 836 stockholders of record as of April 3, 1998.

     Stock Dividend. On January 30, 1997, the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend. The dividend was paid on March 5, 1997 to stockholders of record on February 11, 1997.

     Cash Dividends. During fiscal 1996 and 1997, the company paid a quarterly cash dividend of $0.035 and $0.045, respectively, per common share. On January 31, 1998, the Board of Directors increased the quarterly dividend to $0.055 per common share.

ITEM 6.   SELECTED FINANCIAL DATA


  ($000, except per share data)                1997          1996     1995<F1>           1994          1993

  Operations

  Sales                                  $1,988,692    $1,689,810    $1,426,397     $1,262,544    $1,122,033
  Cost of goods sold and
                occupancy                 1,388,098     1,194,136     1,031,455        920,265       814,745
                Percent of sales              69.8%         70.7%         72.3%          72.9%         72.6%
  General, selling and
                administrative              374,119       332,439       293,051        263,777       235,558
                Percent of sales              18.8%         19.7%         20.5%          20.9%         21.0%
  Depreciation and
                amortization                 30,951        28,754        27,033         24,017        20,539
  Interest (income) expense                   (265)         (360)         2,737          3,528         2,318
  Insurance proceeds                                                                  (10,412)
  Earnings before taxes                     195,789       134,841        72,121         61,369        48,873
                Percent of sales               9.8%          8.0%          5.1%           4.9%          4.4%
  Provision for taxes
                on earnings                  78,315        53,936        28,849         24,548        19,549
  Net earnings                              117,474        80,905        43,272         36,821        29,324
                Percent of sales               5.9%          4.8%          3.0%           2.9%          2.6%
  Diluted earnings per share2                 $2.35         $1.58          $.87           $.75          $.57
  Cash dividends declared per
                common share2                 $.190         $.150         $.125          $.105         $.025

<F1> Fiscal  1995  is  a 53-week year; all other fiscal  years  have  52 weeks.
<F2> All per share information is adjusted to reflect the effect of the two-for-one stock split effected in the form of a 100% stock dividend on March 5, 1997.


SELECTED FINANCIAL DATA


  ($000, except per share data)                1997        1996      19951         1994          1993

  Financial Position

  Merchandise inventory                    $418,825    $373,689   $295,965     $275,183      $228,929
  Property and equipment, net               204,721     192,647    181,376      171,251       144,152
  Total assets                              737,953     659,478    541,152      506,241       437,371
  Working capital                           174,678     134,802    121,692      131,846       125,047
  Current ratio                               1.5:1       1.4:1      1.6:1        1.7:1         1.8:1
  Total debt                                                         9,806       46,069        33,308
  Stockholders' equity                      380,681     328,843    291,516      254,551       228,222
  Book value per common share
      outstanding at year-end<F2>             $7.94       $6.67      $5.92        $5.21         $4.62
  Total debt as a percent of
      total capitalization                       0%          0%         3%          15%           13%
  Return on average
      stockholders' equity                      33%         26%        16%          15%           13%


  Operating Statistics

  Number of stores opened                        17          21         21           35            22
  Number of stores closed                         1           4          4            3             2
  Number of stores at year-end                  325         309        292          275           243
  Comparable store sales increase
      (decline) (52-week basis)                 10%         13%         2%           2%          (1%)
  Sales per square foot of selling
      space (52-week basis)<F3>                $285        $259       $230         $227          $222
  Square feet of selling space
      at year-end (000)                       7,172       6,677      6,276        5,901         5,210
  Number of employees at
      year-end                               17,039      14,853     11,935       10,516         8,949
  Number of common stockholders
      of record at year-end                     813         826      1,022        1,168         1,275

<F1>  Fiscal 1995 is a 53-week year; all other fiscal years have 52 weeks.
<F2>  All per share information is adjusted to reflect the effect of the two-for-one stock split effected in the form of a 100% stock dividend on March 5, 1997.
<F3>  Based on average annual selling square footage.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 (referred to as 1997, 1996 and 1995). All share and per share information has been adjusted to reflect the effect of the company's two-for-one stock split effected in the form of a 100% stock dividend on March 5, 1997.

Results of Operations

                                                             Year Ended    Year Ended     Year Ended
                                                            January 31,   February 1,    February 3,
                                                                   1998          1997          1996<F1>

      SALES
       Sales ($000)                                          $1,988,692    $1,689,810     $1,426,397
       Sales growth                                                 18%           18%            13%
     Comparable store sales growth                                  10%           13%             2%

      COSTS AND EXPENSES (as a percent of sales)

     Cost of goods sold and occupancy                             69.8%         70.7%          72.3%
     General, selling and administrative                          18.8%         19.7%          20.5%
     Depreciation and amortization                                 1.6%          1.7%           1.9%
     Interest (income) expense                                     (0)%          (0)%            .2%

      NET EARNINGS                                                 5.9%          4.8%           3.0%

<F1>  Fiscal 1995 is a 53-week year; all other years have 52 weeks.


     Stores. Total stores open at the end of 1997, 1996 and 1995 were 325, 309 and 292, respectively. During 1997, the company opened 17 new stores and closed one store. During 1996, the company opened 21 new stores and closed four stores. During 1995, the company opened 21 new stores and closed four stores.

     Sales. The increases in sales for 1997, 1996 and 1995 were due to an increase in comparable store sales and a greater number of stores in operation (and the 53rd week in 1995). The company anticipates that the competitive climate for apparel and off-price retailers will continue in 1998. Management expects to address that challenge by continuing to strengthen the merchandise organization, diversify the merchandise mix and purchase goods more opportunistically. Although the company's existing strategies and store expansion program contributed to sales and earnings gains in 1997, 1996 and 1995, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

     Cost of Goods Sold and Occupancy. The reduction in the cost of goods sold and occupancy ratio in 1997 resulted primarily from the higher sales, leverage on occupancy costs and lower markdowns as a percentage of sales. The reduction in the cost of goods sold and occupancy ratio in 1996 resulted primarily from the higher sales, lower markdowns as a percentage of sales, an increase in the initial mark-up from purchasing more opportunistically and leverage on occupancy costs. There can be no assurance that the improvement experienced in 1997 will continue in future years.

     General, Selling and Administrative Expenses. During 1997, general, selling and administrative expenses as a percentage of sales declined primarily due to the leverage realized from the significant increase in comparable store sales combined with continued strong cost controls. As a result, even with the investments made in expanding the merchandise organization over the years, expenses as a percent of sales each year have decreased from the prior year.

     The largest component of general, selling and administrative expenses is payroll. The total number of employees, including both full- and part-time, at year-end 1997, 1996 and 1995 was approximately 17,000, 14,900 and 11,900, respectively.

     Depreciation and Amortization. Depreciation and amortization as a percentage of sales has remained relatively constant over the last three years, due primarily to the consistent level of fixed assets in each store.

     Interest. Due to higher average borrowings during 1997, interest expense increased from 1996. The increase in average borrowings in 1997 was due to expenditures of $98.1 million to repurchase three million shares of common stock, offset partially by the higher earnings levels and cash flows from issuances of common stock. Lower average borrowings in 1996 resulted in a decrease in interest expense from 1995. The reduction in borrowings in 1996 was due to higher earnings levels, higher cash flows from issuances under stock plans and improved inventory turnover, which more than offset expenditures for the repurchase of common stock, capital investments and an overall increase in inventory.

     Taxes on Earnings. The company's effective rate for 1997, 1996 and 1995 was 40%, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes. During 1998, the company expects its effective tax rate to decline to 39%.


Information Systems and the Year 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the company's computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or to engage in similar normal business activities.

     As is the case with most other companies using computers in their operations, the company is in the process of addressing the year 2000 issue. The company is currently engaged in a comprehensive project to identify all significant applications that will require modification to become year 2000 compliant and is utilizing both internal and external resources to identify, correct, upgrade or replace and test the systems for year 2000 compliance. The company is currently evaluating the financial impact of the systems and programming changes necessary to address the year 2000 issue and will disclose the expected costs for these modifications when the evaluation is complete. Year 2000 related costs will be expensed as incurred.

     The company expects to implement the changes necessary to address the year 2000 issue. The company presently believes that, with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for the company's computer systems as so modified and converted. However, if unforeseen difficulties arise or such modifications and conversions are not completed timely, or if the company's vendors' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on the operations of the company.


Financial Condition

     Liquidity and Capital Resources. During 1997, 1996 and 1995, liquidity and capital requirements were provided by cash flows from operations, the revolving credit facility and trade credit. The company's store sites, central office, West Coast distribution center, as well as the buying offices are leased and except for certain leasehold improvements and equipment, do not represent long-term capital investments. Commitments related to operating leases are described in Note C to the Consolidated Financial Statements. The company's Carlisle, Pennsylvania, distribution center is owned outright by the company as the mortgage was paid off on August 30, 1996. The company exercised its right to purchase its Newark, California, distribution center and corporate headquarters for $24.6 million and anticipates completing this transaction on April 1, 1998. Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary trade practices with the company's vendors. Management regularly reviews the adequacy of credit available to the company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the company.

     During 1997, the primary uses of cash, other than for operating expenditures, were for merchandise inventory including a planned increase in packaway inventory, property and equipment to open 17 new stores, the relocation or remodeling of six stores, the repurchase in the open market of $98.1 million of the company's common stock and quarterly cash dividend payments. During 1996, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, including a planned increase in packaway inventory, property and equipment to open 21 new stores, the remodeling of seven stores, the repurchase in the open market of $80.4 million of the company's common stock and quarterly cash dividend payments. During 1995, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, property and equipment to open 21 new stores, the remodeling of eight stores, the repurchase in the open market of $12.1 million of the company's common stock and quarterly cash dividend payments. In 1997, 1996 and 1995, the company spent approximately $33 million, $37 million and $42 million, respectively, for capital expenditures, net of leased equipment, that included fixtures and leasehold improvements to open 17, 21 and 21 stores, respectively, remodeling or relocation costs for six, seven and eight stores, respectively, modifications in the buying office, purchase of previously leased equipment and various expenditures for existing stores and the central office.

     The company currently anticipates opening 20 to 25 stores annually in 1998 and 1999. The company anticipates that this growth will be financed primarily from cash flows from operating activities and available credit facilities.

     In January 1998, a 22% increase in the quarterly cash dividend payment to $.055 per common share was declared by the Board of Directors, payable on or about April 6, 1998. The company's Board of Directors declared quarterly cash dividends of $.045 per common share in January, May, August and November 1997 and $.035 per common share in January, May, August and November 1996. The company uses cash flows from operating activities and available cash resources to provide for cash dividends.

     The company repurchased a total of $98.1 million of common stock in 1997. In January 1998, the company announced that its Board of Directors authorized a $110 million stock repurchase program. The company anticipates funding this new program through cash flows from operating activities and available credit facilities.

     The company has available under its principal bank credit agreement a $160 million revolving credit facility and a $30 million credit facility, the latter solely for the issuance of letters of credit, both of which expire September 2002, and short-term lines of credit at January 31, 1998 totaling $45 million. These facilities are available until canceled by either party. At fiscal year-end 1997, 1996 and 1995, there were no outstanding balances under any revolving credit facility. For additional information relating to these obligations, refer to Note B to the Consolidated Financial Statements.

     Working capital was $175 million at the end of 1997, compared to $135 million at the end of 1996 and $122 million at the end of 1995. At year-end 1997, 1996 and 1995, the company's current ratios were 1.5:1, 1.4:1 and 1.6:1, respectively. The percentage of long-term debt to total capitalization at fiscal year-end 1997, 1996 and 1995 was 0%, 0% and 3%, respectively.

     The company's primary source of liquidity is the sale of its merchandise inventory. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through markdowns and clearances.

     The company realized stronger cash flows in 1997 and 1996 due to increased earnings, tighter inventory controls with improved in-store inventory turnover, a strong emphasis on controlling expenses and increased cash generated by the issuance of common stock related to stock plans. These resources enabled the company to pay down all bank borrowings at each year-end.

     The company estimates that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to provide for the $110 million repurchase of shares, dividend payments and planned capital additions during the upcoming year.

Forward Looking Statements and Factors Affecting Future Performance

     This report includes a number of forward looking statements, which reflect the company's current beliefs and estimates with respect to future events and the company's future financial performance, operations and competitive strengths. The words "expect," "anticipate," "estimate," "believe" and similar expressions identify forward looking statements.

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

     As a result, the forward looking statements that are contained herein are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the company's ability to continue to purchase attractive name brand merchandise at desirable discounts, unseasonable weather trends, especially in California, changes in the level of consumer spending on or preferences in apparel or home related merchandise or currently unknown costs and uncertainties related to the ability to make the necessary modifications to the company's, or its major vendors', computer hardware and software systems to enable them to process information with dates or date ranges spanning the year 2000 and beyond. In addition, the company's corporate headquarters, one distribution center and 45% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster could significantly impact the company's operating results and financial condition.

     In addition to the above factors, the apparel industry is highly seasonal. The combined sales of the company for the third and fourth (holiday) fiscal quarters are higher than the combined sales for the first two fiscal quarters. The company has realized a significant portion of its profits in each fiscal year during the fourth quarter. Intensified price competition, lower than anticipated consumer demand or other seasonal factors, if they were to occur during the last six months, and in particular during the fourth quarter, could adversely affect the company's fiscal year results.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CONSOLIDATED BALANCE SHEETS


                                                        January 31,        February 1,
  ($000, except per share data)                                1998               1997

  ASSETS

  CURRENT ASSETS
         Cash and cash equivalents                          $56,369            $44,777
         Accounts receivable                                  8,122              7,832
         Merchandise inventory                              418,825            373,689
         Prepaid expenses and other                          15,108             13,289
                                                            _______            _______
                Total Current Assets                        498,424            439,587

  PROPERTY AND EQUIPMENT
         Land and buildings                                  24,115             24,115
         Fixtures and equipment                             190,186            164,980
         Leasehold improvements                             144,247            135,810
         Construction-in-progress                            25,763             23,798
                                                            _______            _______
                                                            384,311            348,703
         Less accumulated depreciation and amortization     179,590            156,056
                                                            _______            _______
                                                            204,721            192,647

  Deferred income taxes and other assets                     34,808             27,244
                                                           ________           ________
  Total Assets                                             $737,953           $659,478


  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
         Accounts payable                                  $201,998           $184,101
         Accrued expenses and other                          82,290             84,328
         Accrued payroll and benefits                        39,458             36,356
                                                            _______            _______
                Total Current Liabilities                   323,746            304,785

         Long-term liabilities                               33,526             25,850

  STOCKHOLDERS' EQUITY
         Common stock, par value $.01 per share
                Authorized 100,000,000 shares
                Issued and outstanding 47,917,000
                  and 49,332,000 shares                         479                493
         Additional paid-in capital                         195,562            164,166
         Retained earnings                                  184,640            164,184
                                                            _______            _______
                                                            380,681            328,843
                                                           ________           ________
  Total Liabilities and Stockholders' Equity               $737,953           $659,478



The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                      Year Ended         Year Ended           Year Ended
                                                      January 31,       February 1,          February 3,
   ($000, except share data)                                 1998              1997                1996<F1>

   SALES                                              $1,988,692         $1,689,810           $1,426,397

   COSTS AND EXPENSES
          Cost of goods sold and occupancy             1,388,098          1,194,136            1,031,455
          General, selling and administrative            374,119            332,439              293,051
          Depreciation and amortization                   30,951             28,754               27,033
          Interest (income) expense                        (265)              (360)                2,737
                                                       _________          _________            _________
                                                       1,792,903          1,554,969            1,354,276
                                                       _________          _________            _________

   Earnings before taxes                                 195,789            134,841               72,121
   Provision for taxes on earnings                        78,315             53,936               28,849
                                                        ________            _______
   Net earnings                                         $117,474            $80,905              $43,272


   EARNINGS PER SHARE
          Basic                                            $2.40              $1.62                 $.88
          Diluted                                          $2.35              $1.58                 $.87
  -------------------------------------------------------------------------------------------------------
   WEIGHTED AVERAGE SHARES
       OUTSTANDING (000)
          Basic                                           48,928             50,031               49,036
          Diluted                                         50,002             51,311               49,504

<F1> Fiscal 1995 is a 53-week year; all other years have 52 weeks.

  The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                        Additional
                                                      Common Stock         Paid-In     Retained
  (000)                                            Shares      Amount      Capital     Earnings        Total


  BALANCE AT JANUARY 28, 1995                      48,866        $488     $125,207     $128,856     $254,551
  Common stock issued under stock
       plans, including tax benefit                 1,848          18       11,954                    11,972
  Stock repurchased                               (1,512)        (14)      (3,998)      (8,128)     (12,140)
  Net earnings                                                                           43,272       43,272
  Dividends declared                                                                    (6,139)      (6,139)
                                                   ______         ___      _______      _______      _______
  BALANCE AT FEBRUARY 3, 1996                      49,202         492      133,163      157,861      291,516
  Common stock issued under stock
       plans, including tax benefit                 4,617          46       44,301                    44,347
  Stock repurchased                               (4,487)        (45)     (13,298)     (67,087)     (80,430)
  Net earnings                                                                           80,905       80,905
  Dividends declared                                                                    (7,495)      (7,495)
                                                   ______         ___      _______      _______      _______
  BALANCE AT FEBRUARY 1, 1997                      49,332         493      164,166      164,184      328,843
  Common stock issued under stock
       plans, including tax benefit                 1,585          16       41,718                    41,734
  Stock repurchased                               (3,000)        (30)     (10,322)     (87,794)     (98,146)
  Net earnings                                                                          117,474      117,474
  Dividends declared                                                                    (9,224)      (9,224)
                                                   ______        ____     ________    ________
  BALANCE AT JANUARY 31, 1998                      47,917        $479     $195,562    $184,640      $380,681


  The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended        Year Ended       Year Ended
                                                                    January 31,       February 1,      February 3,
 ($000)                                                                    1998              1997            1996<F1>

 CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                     $117,474           $80,905          $43,272
      Adjustments to reconcile net earnings to net
          cash provided by operating activities:
         Depreciation and amortization of property and
            equipment                                                    30,951            28,754           27,033
         Other amortization                                               8,527             6,613            4,982
         Deferred income taxes                                          (1,732)           (7,366)          (2,898)
      Change in assets and liabilities:
         Merchandise inventory                                         (45,135)          (77,724)         (20,782)
         Other current assets - net                                     (2,110)              (49)          (4,380)
         Accounts payable                                                17,481            45,964           27,813
         Other current liabilities - net                               (10,379)            39,566            7,976
         Other                                                            2,807               437            4,968
                                                                        _______           _______           ______
         Net cash provided by operating activities                      117,884           117,100           87,984
                                                                        _______           _______           ______

 CASH FLOWS FROM INVESTING ACTIVITIES
       Additions to property and equipment                             (33,322)          (37,105)         (41,706)
                                                                       ___________________________________________
         Net cash used in investing activities                         (33,322)          (37,105)         (41,706)


 CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of long-term debt                                         (122)           (9,905)         (36,349)
      Issuance of common stock related to stock plans                    34,106            38,703            7,946
      Repurchase of common stock                                       (98,146)          (80,430)         (12,140)
      Dividends paid                                                    (8,808)           (7,012)          (5,890)
                                                                       ________          ________         ________
        Net cash used in financing activities                          (72,970)          (58,644)         (46,433)
                                                                       ________          ________         ________
      Net increase (decrease) in cash and cash equivalents               11,592            21,351            (155)
      Cash and cash equivalents:
          Beginning of year                                              44,777            23,426           23,581
                                                                        _______           _______          _______
          End of year                                                   $56,369           $44,777          $23,426


 SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                        $537              $831           $3,421
      Income taxes paid                                                 $85,529           $42,590          $24,239

<F1>  Fiscal 1995 is a 53-week year; all other years have 52 weeks.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 (referred to as 1997, 1996 and 1995).

Note A: Summary of Significant Accounting Policies

     Business. The company is an off-price retailer of first quality, branded apparel, shoes and accessories for the entire family, as well as gift items, linens and other home related merchandise. At January 31, 1998, the company operated 325 stores. The company's headquarters, one distribution center, one warehouse and 45% of its stores are located in California.

     Principles of Consolidation. The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and accounts have been eliminated. Certain reclassifications have been made in the 1995 and 1996 financial statements to conform to the 1997 presentation. These changes had no impact on previously reported results of operations or stockholders' equity. The 1995 year consisted of 53 weeks while 1997 and 1996 each had 52 weeks.

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

     Advertising.  Advertising costs are expensed when incurred.
In 1997, 1996 and 1995, advertising expenses were $35 million, $39 million and $37 million, respectively.

     Deferred Rent. Many of the company's leases signed since 1988 contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of 1997 and 1996, the balance of deferred rent was $10.6 million and $9.7 million, respectively, and is included in long-term liabilities.

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

     Impairment of Long-Lived Assets. Long-lived assets and certain identifiable intangibles, including goodwill, held and used by the company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the company's review as of January 31, 1998 and February 1, 1997, no adjustments were recognized to the carrying value of such assets.

     Estimated Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates their estimated fair value.

     Stock-Based Compensation. The company accounts for stock-based awards to employees using the intrinsic value method prescribed by "Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees."

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

     Stock Dividend. All share and per share information has been adjusted to reflect the effect of the company's two-for-one stock split effected in the form of a 100% stock dividend on March 5, 1997.

     Earnings Per Share. In 1997, the company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 requires dual presentation of two earnings per share (EPS) amounts, basic EPS and diluted EPS, on the face of all income statements instead of primary and fully diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. EPS for all periods presented have been restated to reflect the adoption of SFAS 128.

The following is a reconciliation of the number of shares
(denominator) used in the basic and diluted EPS computations
(shares in thousands):

                                      Effect of
                         Basic    Diluted Stock    Diluted
                           EPS          Options        EPS
      1997
          Shares        48,928            1,074     50,002
          Amount         $2.40           $(.05)      $2.35

      1996
          Shares        50,031            1,280     51,311
          Amount         $1.62           $(.04)      $1.58

      1995
          Shares        49,036              468     49,504
          Amount          $.88           $(.01)       $.87

Note B: Long-Term Debt

     The company had no outstanding debt at year-end 1997 and 1996. The weighted average interest rates on borrowings during 1997, 1996 and 1995 were 5.8%, 8.3% and 7.1%, respectively. The decrease in 1997 over 1996 reflects the mortgage debt in 1996 on the East Coast distribution center at an interest rate of 9.5%, contributing to the higher weighted average interest on borrowings in 1996.

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

     Bank Credit Facilities. The company has available under its principal credit agreement a $160 million revolving credit facility, and a $30 million credit facility, the latter solely for the issuance of letters of credit, both of which expire September 2002. Interest is payable upon borrowing maturity but no less than quarterly. At year-end 1997 and 1996, the company had $16.6 million and $12.2 million, respectively, in outstanding letters of credit. Borrowing under the credit facilities is subject to the company maintaining certain interest rate coverage and leverage ratios. As of January 31, 1998, the company was in compliance with these bank covenants.

     In addition, the company has $45 million in short-term bank lines of credit, which are available until canceled by either party. When utilized, interest is payable monthly under several pricing options.

     Included in accounts payable are checks outstanding in excess of cash balances of approximately $50.6 million and $35.4 million at year-end 1997 and 1996, respectively. The company can utilize its revolving line of credit to cover payment of these checks as they clear the bank.


Note C: Leases

     During fiscal 1997, the company leased its distribution center and corporate office located in Newark, California, under a 15-year lease agreement expiring 2002. The lease contains six renewal options of five years each. The company exercised its right to purchase its Newark, California, distribution center and corporate headquarters for $24.6 million and anticipates completing this transaction on April 1, 1998.
In September 1997, the company entered into a five-year lease for a warehouse in Newark, California, which will store the company's packaway merchandise. In February 1998, the company entered into a three-year lease for a warehouse in Carlisle, Pennsylvania. Both of these buildings replace third party warehousing services. In addition, the company leases its store sites, selected computer and related equipment and distribution center equipment under operating leases with original, noncancelable terms that in general range from three to fifteen years, expiring through 2012. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on percentage of sales and for payment of certain expenses.

The aggregate future minimum annual lease payments under leases in effect at year-end 1997 are as follows:

               ($000)                Amounts
               1998                 $105,670
               1999                  104,679
               2000                   90,268
               2001                   79,619
               2002                   68,940
               Later years           233,881
               Total                $683,057

Total rent expense for all operating leases is as follows:

      ($000)                      1997      1996       1995

      Minimum rentals         $100,109   $91,746    $84,340



Note D: Taxes on Earnings

     The provision for taxes consists of the following:

      ($000)                    1997        1996       1995

      CURRENT
           Federal           $65,754     $49,628    $25,746
           State              14,294      11,674      6,001
                             _______     _______    _______
                              80,048      61,302     31,747

      DEFERRED
           Federal           (1,693)     (6,385)    (2,715)
           State                (40)       (981)      (183)
                             _______     _______    _______
                             (1,733)     (7,366)    (2,898)
                             _______     _______    _______
      Total                  $78,315     $53,936    $28,849


     In 1997, 1996 and 1995, the company realized tax benefits of $14.1 million, $14.0 million and $1.7 million, respectively, related to stock options exercised and the vesting of restricted stock that were credited to additional paid-in capital.

    The provisions for taxes for financial reporting purposes are different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

                                                  1997    1996     1995

 Federal income taxes at the statutory rate        35%     35%      35%

 Increased income taxes  resulting from
      state income taxes, net of federal benefit    5%      5%       5%
                                                   ___     ___      ___
                                                   40%     40%      40%

The components of the net deferred tax assets at year-end are as follows:


($000)                                   1997        1996

DEFERRED TAX ASSETS


California franchise taxes             $2,324      $2,031
Straight-line rent                      4,457       4,135
Deferred compensation                   9,724       5,986
Reserve for uninsured losses            1,525       1,323
Employee benefits                       5,794       6,011
Other                                     553       3,234
                                       ______      ______
                                       24,377      22,720

DEFERRED TAX LIABILITIES
Depreciation                         (15,347)    (14,789)
Prepaid expenses                      (1,974)     (2,794)
Supplies                              (1,617)     (1,535)
Other                                   (144)        (39)
                                     ________    ________
                                     (19,082)    (19,157)
                                     ________    ________
NET DEFERRED TAX
   ASSETS                              $5,295      $3,563



Note E: Employee Benefit Plans

     The company has available to certain employees a profit sharing retirement plan. Under the plan, employee and company contributions and accumulated plan earnings qualify for favorable tax treatment under
Section 401(k) of the Internal Revenue Code. In 1987, the company adopted an Incentive Compensation Program, which provides cash awards to key management employees based on the company's and the individual's performance. In 1991, the company began offering an Executive Supplemental Retirement Plan, which allows eligible employees to purchase individual life insurance policies and/or annuity contracts.
In 1993, the company made available to management a Nonqualified Deferred Compensation Plan, which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) Plan. This plan does not qualify under Section 401(k) of the Internal Revenue Code.


Note F: Stockholders' Equity

     Preferred Stock. The company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock has been issued or outstanding during the past three years.

     Common Stock. The company's Board of Directors has approved repurchase programs over the past several years that resulted in the buyback of 3.0 million shares at an average price of $32.72 in 1997, 4.5 million shares at an average price of $17.93 in 1996 and 1.5 million shares at an average price of $8.03 in 1995. In January 1998, the company's Board of Directors authorized an expansion and continuation of these repurchase programs for additional shares of the company's common stock totaling $110 million.

     Dividends. The company's Board of Directors declared cash dividends of $.055 per common share in January 1998; $.045 per common share in January, May, August and November 1997; and $.035 per common share in January, May, August and November 1996.

     Stock-Based Compensation Plans. At January 31, 1998, the company had four stock-based compensation plans which are described below. Statement of Financial Accounting Standards No. 123 (SFAS
123),"Accounting for Stock-Based Compensation," establishes a fair value method of accounting for stock options and other equity instruments.
Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS 123, the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

($000, except per share data)                             1997       1996      1995

Net Income                          As reported       $117,474    $80,905   $43,272
                                    Pro forma         $114,109    $79,011   $42,480

Basic earnings per share            As reported          $2.40      $1.62      $.88
                                    Pro forma            $2.33      $1.58      $.87

Diluted earnings per share          As reported          $2.35      $1.58      $.87
                                    Pro forma            $2.29      $1.54      $.86


The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997, 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

     1992 Stock Option Plan. The company's 1992 Stock Option Plan allows for the granting of incentive and non-qualified stock options. Stock options are to be granted at prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and normally vest over a period not exceeding four years from the date of grant. Options under the plan are exercisable upon grant, subject to the company's conditional right to repurchase unvested shares.

     Outside Directors Stock Option Plan. The company's Outside Directors Stock Option Plan provides for the automatic grant of stock options at pre-established times and for fixed numbers of shares to each non-employee director. Stock options are to be granted at exercise prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and normally vest over a period not exceeding three years from the date of the grant.

     A summary of the activity under the company's two option plans for 1997, 1996 and 1995 is presented below:

                                                            Weighted
                                                            Average
                                             Number of      Exercise
 (000)                                         Shares         Price
______________________________________________________________________
 Outstanding and exercisable at
   January 28, 1995                            5,710         $ 7.41
       Granted                                 1,534         $ 6.19
       Exercised                               (967)         $ 4.84
       Forfeited                               (278)         $ 7.87
______________________________________________________________________
 Outstanding and exercisable at
   February 3, 1996                            5,999         $ 7.49
       Granted                                 1,286         $15.07
       Exercised                              (3,904)        $ 7.95
       Forfeited                                (148)        $ 9.01
______________________________________________________________________
 Outstanding and exercisable at
   February 1, 1997                            3,233         $ 9.89
       Granted                                 1,025         $26.65
       Exercised                              (1,155)        $ 9.00
       Forfeited                                (249)        $11.03
______________________________________________________________________
 Outstanding and exercisable at
   January 31, 1998                            2,854         $16.17

At year-end 1997, 1996 and 1995, there were 1.5 million, 2.3 million and
3.3 million shares, respectively, available for future issuance under these plans.

The weighted average fair values per share of options granted during 1997, 1996 and 1995 were $7.98, $4.72 and $1.89, respectively. For determining pro forma earnings per share, the fair values for each option granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: (i) dividend yield of 0.6%, 0.8% and 1.1%,
(ii) expected volatility of 43.0%, 43.8% and 43.2%, (iii) risk-free interest rate of 6.2%, 5.9% and 6.7% and (iv) expected life of 3.3 years, 3.4 years and 3.3 years. The company's calculations are based on a multiple option approach, and forfeitures are recognized as they occur.

The following table summarizes information about stock options outstanding and exercisable at January 31, 1998:

                                               Weighted Average
                                          _______________________
                             Number of    Remaining
                                Shares    Contractual
 Range of Exercise Prices       (000)        Life        Exercise
                                            (Years)        Price
__________________________________________________________________
 $2.88 to $5.88                  572         5.93         $ 5.39
 $5.94 to $13.00                 481         6.39         $ 8.95
 $13.44 to $13.56                598         8.13         $13.56
 $13.63 to $25.69                304         8.74         $21.14
 $25.88 to $25.88                742         9.13         $25.88
 $26.19 to $40.31                157         9.46         $32.02
                               _____         ____         ______
 Totals                        2,854         7.78         $16.17
==================================================================

     Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the company's common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 1997, 1996 and 1995, employees purchased approximately 86,000, 155,000 and 261,000 shares, respectively, of the company's common stock under the plan at weighted average per-share prices of $21.79, $8.89 and $8.96, respectively. Through January 31, 1998, approximately 1,523,000 shares had been issued under this plan and 477,000 shares remained available for future issuance.

     The weighted average fair values of the 1997, 1996 and 1995 awards were $8.20, $6.72 and $3.02 per share, respectively. For determining pro forma earnings per share, the fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model using the following assumptions for 1997, 1996 and 1995, respectively: (i) dividend yield of 0.6%, 0.8% and 1.7%, (ii) expected volatility of 43.1%, 48.1% and 34.8%, (iii) risk-free interest rate of 5.6%, 5.5% and 5.9%, and (iv) expected life of 1.0 year, 1.0 year and 1.0 year.

     Restricted Stock Plan. The company's Restricted Stock Plan provides for stock awards to officers and certain key employees. All awards under the plan entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Upon issuance of restricted shares, unearned compensation is charged to stockholders' equity for the cost of restricted stock and recognized as amortization expense ratably over the vesting period of generally two to five years. At year-end 1997, 1996 and 1995, the unamortized compensation expense was $9.4 million, $7.1 million and $4.1 million, respectively. A summary of restricted stock award activity follows:


              Restricted Stock Plan (000)          1997     1996       1995
----------------------------------------------------------------------------
  Shares available for grant beginning of year    2,872    1,431        451
  New shares authorized                                    2,000      1,600
  Restricted shares granted                       (390)    (559)      (666)
  Restricted shares forfeited                        48                  46
                                                  _____    _____      ______
  Awards available for grant at end of year       2,530    2,872      1,431
                                                 ======    =====      ======
  Weighted average market value per share
     on grant date                               $26.55   $15.46      $6.31
                                                 ======   ======      =====




Note G: Legal Proceedings

     The company is party to various legal proceedings arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect on the company's consolidated financial statements taken as a whole.

Note H: Quarterly Financial Data (Unaudited)

                                        13 Weeks     13 Weeks        13 Weeks      13 Weeks         52 Weeks
                                           Ended        Ended           Ended         Ended            Ended
 ($000, except per share data)            May 3,    August 2,     November 1,   January 31,      January 31,
                                            1997         1997            1997          1998             1998

 Sales                                  $442,841     $490,679        $482,875      $572,297       $1,988,692
 Gross margin, after
   occupancy                             133,328      149,570         147,910       169,786          600,594
 Net earnings                             23,753       27,998          25,055        40,668          117,474
 Net earnings per
   diluted share                             .47          .55             .50           .83             2.35
 Dividends declared per
   share on common stock                                 .045            .045         .10<F1>            .19
 Closing stock price(3)
   High                                   $29.25       $34.06          $38.00        $41.81           $41.81
   Low                                    $20.19       $26.50          $29.00        $32.50           $20.19

                                        13 Weeks     13 Weeks  13 Weeks Ended      13 Weeks         52 Weeks
                                           Ended        Ended     November 2,         Ended            Ended
 ($000, except per share data)            May 4,    August 3,            1996   February 1,      February 1,
                                            1996         1996                          1997             1997

 Sales                                  $370,948     $405,656        $403,383      $509,823       $1,689,810
 Gross margin, after
   occupancy                             106,890      120,038         119,586       149,160          495,674
 Net earnings                             13,936       18,649          16,354        31,966           80,905
 Net earnings per
   diluted share                             .27          .36             .32           .63             1.58
 Dividends declared per
   share on common stock                                 .035            .035          .08<F2>           .15
 Closing stock price<F3>
   High                                   $17.44       $20.81          $21.31        $26.19           $26.19
   Low                                     $9.94       $14.50          $16.87        $20.44            $9.94

<F1> Includes $.045 per share dividend declared November 1997 and $.055 per share dividend declared January 1998.
<F2> Includes $.035 per share dividend declared November 1996 and $.045 per share dividend declared in January 1997.
<F3> Ross Stores, Inc. common stock trades on the Nasdaq National Market tier of
     The Nasdaq Stock Market(SM) under the symbol ROST.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California



     We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of January 31, 1998 and February 1, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the company as of January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
San Francisco, California
March 17, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated herein by reference to the sections entitled (i) "Executive Officers of the Registrant" at the end of Part I of this report; (ii) "Information Regarding Nominees and Incumbent Directors" of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 28, 1998 (the "Proxy Statement"); and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation Committee Interlocks and Insider Participation"; (ii) "Compensation of Directors"; (iii) "Employment Contracts, Termination of Employment and Change-in-Control Arrangements"; and (iv) the following tables, and their footnotes, Summary Compensation, Option Grants in Last Fiscal Year and Aggregated Option Exercises and Year-End Values.


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


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
         8-K

   (a) The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

           1. List of Financial Statements.

              The following consolidated financial statements included herein as
                   Item 8:

              Consolidated Balance Sheets at January 31, 1998 and February 1,
                   1997.
              Consolidated Statements of Earnings for the years ended
                   January 31, 1998, February 1, 1997 and February 3,
                   1996.
              Consolidated Statements of Stockholders' Equity for the
                   years ended January 31, 1998, February 1, 1997 and February 3, 1996.
              Consolidated Statements of Cash Flows for the years
                   ended January 31, 1998, February 1, 1997 and February 3,
                   1996.
              Notes to Consolidated Financial Statements.
              Independent Auditors' Report.

           2. List of Financial Statement Schedules.

              Schedules are omitted because they are not required, not applicable, or shown in the financial statements or notes thereto which are contained in this Report.

           3. List of Exhibits (in accordance with Item 601 of
              Regulation S-K).

              Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index which begins on page 35 of this Report.

       (b) Reports on Form 8-K.

           None.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ROSS STORES, INC.
                            _________________________
                              (Registrant)


   Date:  April 22, 1998    By: /s/Michael Balmuth
                                   Michael Balmuth
                                   Vice Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature               Title                              Date


/s/Michael Balmuth        Vice Chairman and                    April 22, 1998
Michael Balmuth           Chief Executive Officer

/s/M. Wilmore             President, Chief Operating           April 22, 1998
Melvin A. Wilmore         Officer and Director

/s/J. Call                Senior Vice President,               April 22, 1998
John G. Call              Chief Financial Officer,
                          Principal Accounting Officer and
                          Corporate Secretary

/s/Norman A. Ferber       Chairman of the Board                April 22, 1998
Norman A. Ferber

/s/Stuart G. Moldaw       Chairman Emeritus                    April 22, 1998
Stuart G. Moldaw

/s/G. Orban               Director                             April 22, 1998
George P. Orban

/s/Philip Schlein         Director                             April 22, 1998
Philip Schlein

/s/Donald H. Seiler       Director                             April 22, 1998
Donald H. Seiler

/s/D. L. Weaver           Director                             April 22, 1998
Donna L. Weaver

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

  10.2 Credit Agreement, dated September 15, 1997, among Ross Stores, Bank of America, National Trust and Savings Association ("Bank of America") as Agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores for its quarter ended November 1, 1997.

  10.3 Letter of Credit Agreement, dated September 15, 1997, between Ross Stores and Bank of America, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended November 1, 1997.

  10.4 Amendment to Credit Agreement, dated as of October 7, 1997 between Ross Stores and Bank of America, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended November 1, 1997.

  10.5       Second Amendment to Credit Agreement, dated as of
             January 30, 1998 between Ross Stores and Bank of
             America.


MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.6 - 10.34)


  10.6 Amended and Restated 1992 Stock Option Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1998 for its Annual Stockholders Meeting to be held May 28, 1998.

  10.7 Third Amended and Restated Ross Stores Employee Stock Purchase Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1995 for its Annual Stockholders Meeting held May 25, 1995.

  10.8 Third Amended and Restated Ross Stores 1988 Restricted Stock Plan, incorporated by reference to the appendix to the Proxy Statement filed by Ross Stores on April 24, 1996 for its Annual Stockholders Meeting held May 30, 1996 ("1996 Proxy Statement").

  10.9 1991 Outside Directors Stock Option Plan, incorporated by reference to the appendix to the 1996 Proxy
             Statement.

  10.10 Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.13 to the 1993 Form 10-K filed by Ross Stores for its year ended January 29, 1994
             ("1993 Form 10-K").


  10.11      Third Amended and Restated Ross Stores Executive
             Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the 1993 Form 10-K.

  10.12 Ross Stores Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.15 to the 1993 Form 10-K.

Exhibit
Number     Exhibit

  10.13 Ross Stores Incentive Compensation Plan, incorporated by reference to the appendix to the 1996 Proxy Statement.

  10.14 Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of June 1, 1995, incorporated by reference to Exhibit
           10.17 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

  10.15    Amendment to Amended and Restated Employment
           Agreement between Ross Stores and Norman A. Ferber, entered into July 29, 1996, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

  10.16 Amendment to Amended Restated Employment Agreement between Ross Stores and Norman A. Ferber effective as of March 20, 1997, incorporated by reference to
           Exhibit 10.19 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

  10.17 Third Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of April 15, 1997, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

  10.18    Fourth Amendment to Amended and Restated Employment
           Agreement between Ross Stores and Norman A. Ferber, effective as of November 20, 1997.

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


  10.23 Fourth Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, entered into May 19, 1997, incorporated by reference to
           Exhibit 10.25 to the Form 10-Q filed by Ross Stores for its quarter ended August 2, 1997.

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

  10.27 Third Amendment to Employment Agreement between Ross Stores and Michael Balmuth, entered into May 19, 1997, incorporated by reference to Exhibit 10.29 to the Form 10-Q filed by Ross Stores for its quarter ended August 2, 1997.

  Exhibit
  Number   Exhibit

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

  10.34    Consulting Agreement between Ross Stores and Stuart
           Moldaw, effective as of April 1, 1997, incorporated by reference to Exhibit 10.34 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

  23       Independent Auditors' Consent.

  27       Financial Data Schedules (submitted for SEC use only).