Form 10-Q
period 1998-05-02
ROSS STORES INC
filed 1998-06-15
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q


               (Mark one)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended May 2, 1998


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
           including area code

  Former name, former address and former               N/A
  fiscal year,if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No __

The number of shares of Common Stock, with $.01 par value, outstanding on May 29, 1998 was 47,579,988.


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)                                                        May 2,     January 31,        May 3,
ASSETS                                                          1998            1998          1997

                                                         (Unaudited)        (Note A)   (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                 $ 29,725        $ 56,369      $ 26,879
  Accounts receivable                                         10,513           8,122         9,583
  Merchandise inventory                                      460,578         418,825       409,014
  Prepaid expenses and other                                  15,304          15,108        13,405
                                                          __________      __________    __________
     Total Current Assets                                    516,120         498,424       458,881

PROPERTY AND EQUIPMENT
  Land and buildings                                          24,183          24,115        24,115
  Fixtures and equipment                                     196,609         190,186       176,756
  Leasehold improvements                                     145,849         144,247       137,714
  Construction-in-progress                                    24,563          25,763        12,654
                                                          __________      __________    __________
                                                             391,204         384,311       351,239
  Less accumulated depreciation and amortization             186,951         179,590       157,806
                                                          __________      __________    __________
                                                             204,253         204,721       193,433
Other assets                                                  40,934          34,808        30,842
                                                          __________      __________    __________
                                                           $ 761,307       $ 737,953     $ 683,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $ 216,013       $ 201,998     $ 197,926
  Accrued expenses and other                                  93,164          82,290        80,451
  Accrued payroll and benefits                                27,773          39,458        26,772
                                                          __________      __________    __________
     Total Current Liabilities                               336,950         323,746       305,149

Long-term liabilities                                         40,085          33,526        29,356

STOCKHOLDERS' EQUITY
  Capital stock                                                  478             479           496
  Additional paid-in capital                                 199,008         195,562       167,361
  Retained earnings                                          184,786         184,640       180,794
                                                          __________      __________    __________
                                                             384,272         380,681       348,651
                                                          __________      __________    __________
                                                           $ 761,307       $ 737,953     $ 683,156

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                              Three Months Ended

                                                May 2,        May 3,
($000 except per share data, unaudited)           1998          1997


SALES                                        $ 484,276     $ 442,841

COSTS AND EXPENSES

  Cost of goods sold and occupancy             336,816       309,513
  General, selling and administrative           94,057        86,664
  Depreciation and amortization                  7,882         7,275
  Interest income                                 (135)         (200)
                                           ___________    __________
                                             $ 438,620     $ 403,252


Earnings before taxes                           45,656        39,589
Provision for taxes on earnings                 17,806        15,836
                                            __________    __________
Net earnings                                  $ 27,850      $ 23,753

====================================================================

Net earnings per share:

  Basic                                          $ .58         $ .48

  Diluted                                        $ .57         $ .47
=====================================================================
Weighted average shares outstanding:

  Basic                                         47,849        49,399

  Diluted                                       48,814        50,486
====================================================================
Stores open at end of period                       331           315
=====================================================================
See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Three Months Ended

                                                                      May 2,        May 3,
($000, unaudited)                                                       1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                      $ 27,850      $ 23,753
  Adjustments to reconcile net earnings to net cash
             provided by (used in) operating activities:
  Depreciation and amortization of property and equipment              7,882         7,275
  Other amortization                                                   2,412         1,832
  Change in assets and liabilities:
     Merchandise inventory                                           (41,753)      (35,324)
     Other current assets - net                                       (2,587)       (1,868)
     Accounts payable                                                 16,651        16,045
     Other current liabilities - net                                  (3,698)      (13,627)
     Other                                                             1,582            (4)
                                                                   __________    __________
     Net cash provided by (used in) operating activities               8,339       (1,918)

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                                (11,519)      (10,688)
                                                                   __________    __________
     Net cash used in investing activities                           (11,519)      (10,688)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing under line of credit agreement                             5,700         2,500
  Repayment of long-term debt                                            (63)          (47)
  Issuance of common stock related to stock plans                      3,937         2,754
  Repurchase of common stock                                         (30,418)       (8,286)
  Dividends paid                                                      (2,620)       (2,213)
                                                                   __________    __________
     Net cash used in financing activities                           (23,464)       (5,292)
                                                                   __________    __________
NET DECREASE IN CASH                                                 (26,644)      (17,898)
  Cash and cash equivalents:
     Beginning of year                                                56,369        44,777
                                                                   __________      ________
     End of quarter                                                 $ 29,725      $ 26,879


SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                         $ 55          $ 40
  Income taxes paid                                                  $ 3,934      $ 18,491

See notes to condensed consolidated financial statements.

                                ROSS STORES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 Three Months Ended May 2, 1998 and May 3, 1997
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 2, 1998 and May 3, 1997; the interim results of operations for the three months ended May 2, 1998 and May 3, 1997; and changes in cash flows for the three months then ended. The balance sheet at January 31, 1998, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

Accounting policies followed by the company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 31, 1998.

The results of operations for the three month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements at May 2, 1998 and May 3, 1997, and for the three months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and its subsidiaries (the "Company") as of May 2, 1998 and May 3, 1997, and the related condensed consolidated statements of earnings for the three-month period then ended and condensed consolidated statements of cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ross Stores, Inc. as of January 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
San Francisco, CA


May 22, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


Percentage Of Sales

                                           Three Months Ended
                                             May 2,       May 3,
                                               1998         1997
   SALES
    Sales ($000)                           $484,276     $442,841
    Sales growth (quarter to quarter)          9.4%        19.4%
    Comparable store sales growth                4%          11%
    Stores open at end of period                331          315

   COSTS AND EXPENSES
   (as a percentage of sales)
    Cost of goods sold and occupancy           69.6%        69.9%
    General, selling and administrative        19.4%        19.6%
    Depreciation and amortization               1.6%         1.6%
    Interest income                              (0%)         (0%)

   NET EARNINGS                                 5.8%         5.4%



Sales

The results of operations for the three months ended May 2, 1998, over the same period last year, reflect an increase in comparable store sales and a greater number of open stores during the current period.


Costs and Expenses

The decline from the comparable period in the prior year in the cost of goods sold and occupancy percentage for the three months ended May 2, 1998 was due mainly to the combination of leverage on occupancy costs and slightly higher initial markups as a percentage of sales.

General, selling and administrative expenses as a percentage of sales declined modestly from the comparable quarter in the prior year. This improvement was due to the company's continued focus on strict expense controls and the leverage realized from the comparable store sales gain of 4%.

Net earnings for the three months ended May 2, 1998, totaled $27.9 million, or $.57 per diluted share. These results include $732,000 pre-tax, or $.01 per diluted share, in expenses related to the company's year 2000 compliance program. Excluding these costs, net earnings for the first quarter of 1998 totaled $28.3 million, compared to $23.8 million in the prior year, while earnings per diluted share grew 23% to $.58, compared to $.47 per diluted share for the three months ended May 3, 1997.

Information Systems and the Year 2000

During the fourth quarter of fiscal 1997, the company retained an outside consultant to help the company develop and implement a year 2000 compliance program consisting of assessment, remediation and testing. The company expects that its systems and software will be year 2000 compliant by mid-1999.
Aggregate costs for work related to year 2000 efforts in fiscal 1998 and 1999 currently are anticipated to total approximately $12.0 million, which includes about $6.0 million for capital investments in systems. Approximately $4.0 million of this capital outlay will be incurred in fiscal 1998, with another $2.0 million in capital expenditures planned for fiscal 1999. The $6.0 million in anticipated expense related to year 2000 compliance will be incurred over the next several quarters and includes $732,000, pre-tax, reported in fiscal 1998 first quarter results, with an estimated $3.3 million expected in the balance of fiscal 1998 and approximately $2.0 million expected in fiscal 1999.

Taxes on Earnings

The company paid $3.9 million in income taxes in the quarter ended May 2, 1998 versus $18.5 million paid in the quarter ended May 3, 1997. This $14.6 million decline in income taxes paid during the first fiscal quarter of 1998 compared to the same period in the prior year resulted from timing of tax deductions taken by the company primarily related to the company's stock option plans. The company's effective tax rate for the first quarter of 1998 was 39% and the first quarter of 1997 was 40%. The rate for both periods reflects the applicable statutory tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash, other than for operating expenses, during the first three months of fiscal 1998 were for (i) purchase of inventory; (ii) repurchase of the company's common stock; and (iii) capital expenditures for new stores and improvements to existing locations.

On a comparable store basis, average in-store inventories for the quarter ended May 2, 1998 were down slightly from the same period in the prior year. Total consolidated inventories increased 13% at the end of the first quarter in fiscal 1998 over the same quarter last year as a result of new store expansion and the planned increase in packaway inventories.

In January 1998, the company announced a $110 million common stock repurchase program. For the first quarter ended May 2, 1998, the company spent $30.4 million to repurchase approximately 740,000 shares of common stock compared to the $8.3 million spent for 355,000 shares of common stock for the quarter ended May 3, 1997.

The company exercised its right to purchase its Newark, California distribution center and corporate headquarters for $24.6 million. The company closed this transaction on June 3, 1998 with funding provided by internally generated cash and bank borrowings under the existing credit agreement.

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

As a result, the forward looking statements that are contained herein are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the company's ability to continue to purchase attractive name brand merchandise at desirable discounts, unseasonable weather trends, especially in California, changes in the level of consumer spending on or preferences in apparel or home related merchandise and larger than planned costs that could be related to necessary modifications to the company's computer hardware and software systems to enable them to process information with dates or date ranges spanning the year 2000 and beyond. The company presently believes that, with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for the company's computer systems as so modified and converted. However, if unforeseen difficulties arise or such modifications and conversions are not completed timely, or if the company's vendors' or suppliers' systems are not modified to become year 2000 compliant, then the year 2000 issue may have a material impact on the operations of the company. In addition, the company's corporate headquarters, one distribution center and 45% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster could significantly impact the company's operating results and financial condition.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

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




                           ROSS STORES, INC.
                           Registrant




Date:  June 12, 1998       /s/John G. Call
                           John G. Call, Senior Vice President,
                           Chief Financial Officer and
                           Principal Accounting Officer

                                INDEX TO EXHIBITS



Exhibit
Number         Exhibit

3.1 First Restated Certificate of Incorporation, dated May 28, 1998, filed with the Delaware Secretary of State on June 4, 1998 by Ross Stores, Inc., a Delaware corporation
           ("Ross Stores").

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

10.5 Second Amendment to Credit Agreement, dated as of January 30, 1998 between Ross Stores and Bank of America, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores for its year ended January 31, 1998 ("1997 Form 10-K").

           MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
           (EXHIBITS 10.6 - 10.37)

10.6 Amended and Restated 1992 Stock Option Plan, incorporated by reference to the appendix to the Proxy
           Statement filed by Ross Stores on April 24, 1998 for its Annual Stockholders Meeting held May 28, 1998.

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

Exhibit
Number         Exhibit

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

10.16 Amendment to Amended Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of March 20, 1997 incorporated by reference to Exhibit 10.19 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

10.17 Third Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of April 15, 1997, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

10.18 Fourth Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of November 20, 1997, incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K.

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

10.30      Second Amendment to Employment Agreement between Ross
           Stores and Barry S. Gluck, effective as of March 1, 1998.

10.31      Employment Agreement between Ross Stores and Irene A.
           Jamieson, effective as of March 1, 1996, incorporated by reference to Exhibit 10.24 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

Exhibit
Number         Exhibit

10.32 First Amendment to Employment Agreement between Ross Stores and Irene A. Jamieson, dated September 1, 1996, incorporated by reference to Exhibit 10.30 to the Form 10-Q filed by Ross Stores for its quarter ended October 2, 1996.

10.33      Second Amendment to Employment Agreement between Ross
           Stores and Irene A. Jamieson, effective as of March 1,
           1998.

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

10.36      Second Amendment to Employment Agreement between Ross
           Stores and Barbara Levy, effective as of March 1, 1998.

10.37      Consulting Agreement between Ross Stores and Stuart G.
           Moldaw, effective as of April 1, 1997 incorporated by reference to Exhibit 10.34 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

15         Letter re: Unaudited Interim Financial Information.

27         Financial Data Schedules (submitted for SEC use only).