Form 10-Q
period 1998-08-01
ROSS STORES INC
filed 1998-09-14
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q



               (Mark one)
      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended AUGUST 1, 1998


                                   OR


___   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
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

The number of shares of Common Stock, with $.01 par value, outstanding on August 28, 1998 was 46,951,511.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)                                                 August 1,     January 31,    August 2,
ASSETS                                                   1998            1998          1997

                                                      (Unaudited)      (Note A)    (Unaudited)

Current Assets
  Cash and cash equivalents                              $ 31,972      $ 56,369       $ 31,770
  Accounts receivable                                      11,722         8,122          9,250
  Merchandise inventory                                   468,952       418,825        427,114
  Prepaid expenses and other                               15,440        15,108         14,253
                                                         _____________________________________
     Total Current Assets                                 528,086       498,424        482,387

Property and Equipment
  Land and buildings (Note B)                              48,748        24,115         24,115
  Fixtures and equipment                                  197,679       190,186        180,521
  Leasehold improvements                                  132,306       144,247        141,235
  Construction-in-progress                                 32,856        25,763         10,196
                                                         _____________________________________
                                                          411,589       384,311        356,067
  Less accumulated depreciation and amortization          177,271       179,590        164,458
                                                         _____________________________________
                                                          234,318       204,721        191,609
Other assets                                               40,318        34,808         30,191
                                                         $802,722      $737,953       $704,187

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                       $212,249      $201,998       $196,444
  Accrued expenses and other                               96,068        82,290         78,226
  Accrued payroll and benefits                             29,699        39,458         33,944
  Short-term debt                                          37,500
                                                         _____________________________________
     Total Current Liabilities                            375,516       323,746        308,614

Other liabilities                                          41,119        33,526         29,592

Stockholders' Equity
  Capital stock                                               472           479            496
  Additional paid-in capital                              200,688       195,562        170,803
  Retained earnings                                       184,927       184,640        194,682
                                                         _____________________________________
                                                          386,087       380,681        365,981
                                                         _____________________________________
                                                         $802,722      $737,953       $704,187

See notes to condensed consolidated financial statements.


ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                              Three Months Ended            Six Months Ended

($000 except per share data, unaudited)        August 1,  August 2,      August 1,     August 2,
                                                    1998       1997          1998           1997


Sales                                           $536,975  $490,679      $1,021,251      $933,520

Costs and Expenses

  Cost of goods sold and occupancy               371,996   341,109         708,812       650,622
  General, selling and administrative            103,355    95,556         197,412       182,220
  Depreciation and amortization                    8,230     7,635          16,112        14,910
  Interest expense (income)                          265      (283)            130          (483)
                                                __________________     __________________________
                                                 483,846   444,017         922,466       847,269

Earnings before taxes                             53,129    46,662          98,785        86,251
Provision for taxes on earnings                   20,720    18,664          38,526        34,500
                                                __________________      _________________________
Net earnings                                    $ 32,409  $ 27,998      $   60,259      $ 51,751

Net earnings per share:

  Basic                                            $ .68     $ .56          $ 1.26        $ 1.04

  Diluted                                          $ .67     $ .55          $ 1.24        $ 1.02

Weighted average shares outstanding:

  Basic                                           47,455    49,791          47,652        49,594

  Diluted                                         48,358    50,851          48,582        50,666

Stores open at end of period                         339       318             339           318


See notes to condensed consolidated financial statements.


ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended

($000, unaudited)                                                   August 1,   August 2,
                                                                      1998        1997

Cash Flows From Operating Activities
  Net earnings                                                     $ 60,259     $ 51,751
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
  Depreciation and amortization of property and equipment            16,112       14,910
  Other amortization                                                  4,663        4,060
  Change in assets and liabilities:
     Merchandise inventory                                          (50,127)     (53,425)
     Other current assets - net                                      (3,931)      (2,382)
     Accounts payable                                                12,886       14,563
     Other current liabilities - net                                  6,668       (8,694)
        Other                                                         3,172        1,276
                                                                     ____________________
     Net cash provided by operating activities                       49,702       22,059

Cash Flows From Investing Activities
  Additions to property and equipment                               (49,825)     (19,202)
                                                                    _____________________
     Net cash used in investing activities                          (49,825)     (19,202)

Cash Flows From Financing Activities
  Borrowing under lines of credit                                    37,500        4,600
  Repayment of long-term debt                                           (63)         (59)
  Issuance of common stock related to stock plans                     6,347        5,693
  Repurchase of common stock                                        (62,825)     (21,642)
  Dividends paid                                                     (5,233)      (4,456)
                                                                    _____________________
     Net cash used in financing activities                          (24,274)     (15,864)
                                                                    _____________________
Net Decrease In Cash                                                (24,397)     (13,007)
  Cash and cash equivalents:
     Beginning of year                                               56,369       44,777
                                                                     ___________________
     End of quarter                                                $ 31,972     $ 31,770


Interest Paid                                                      $    307     $     83
Income Taxes Paid                                                  $ 21,947     $ 45,671

See notes to condensed consolidated financial statements.

                            ROSS STORES, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Three and Six Months Ended August 1, 1998 and August 2, 1997
                               (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 1, 1998 and August 2, 1997; the interim results of operations for the three and six months ended August 1, 1998 and August 2, 1997; and changes in cash flows for the six months then ended. The balance sheet at January 31, 1998, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

The condensed consolidated financial statements at August 1, 1998 and August 2, 1997, and for the three and six months then ended have been reviewed, prior to filing, by the registrant's independent auditors whose report covering their review of the financial statements is included in this report on page 6.

NOTE B - PURCHASE OF CENTRAL OFFICE AND WEST COAST DISTRIBUTION CENTER

The company exercised its right to purchase its West Coast distribution center and central office, both of which are located in Newark, California. This transaction was closed on June 3, 1998 with funding provided by cash generated by operations and bank borrowings under the company's existing credit agreement.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of August 1, 1998 and August 2, 1997, and the related condensed consolidated statements of earnings for the three-month and six-month periods then ended and the related condensed consolidated statements of cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP


San Francisco, California
August 21, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may vary significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward Looking Statements and Factors That May Affect Future Performance" below. The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this Form 10-Q and in the Company's 1997 Form 10-
K.  All information is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS

PERCENTAGE OF SALES
                                          Three Months Ended        Six Months Ended
                                          August 1,  August 2,     August 1, August 2,
                                               1998       1997          1998      1997
SALES
 Sales ($000)                              $536,975   $490,679    $1,021,251  $933,520
 Sales growth                                  9.4%      21.0%          9.4%     20.2%
 Comparable store sales growth                   4%        12%            4%       12%

COSTS AND EXPENSES
 Cost of goods sold and occupancy             69.3%      69.5%         69.4%     69.7%
 General, selling and administrative          19.2%      19.5%         19.3%     19.5%
 Depreciation and amortization                 1.5%       1.6%          1.6%      1.6%
 Interest expense (income)                     0.0%     (0.1)%          0.0%    (0.1)%

NET EARNINGS                                   6.0%       5.7%          5.9%      5.5%


Sales

The results of operations for the three and six months ended August 1, 1998, over the same period last year, reflect a greater number of open stores during the current period and positive comparable store sales.

Costs and Expenses

The decreases from the prior year in cost of goods sold and occupancy as a percentage of sales for the three and six month periods were primarily due to leverage on occupancy costs realized from the comparable store sales gain of 4%.

General, selling and administrative expenses as a percentage of sales also declined from the comparable quarter in the prior year and the comparable six-month period. This improvement was due to the company's continued focus on strict expense controls combined with leverage on store expenses realized from the comparable store sales gain of 4%, lower advertising costs, and lower costs related to the company's incentive compensation plan, partially offset by slightly higher distribution costs and by costs associated with the company's year 2000 remediation efforts.

Net earnings for the three months ended August 1, 1998 totaled $32.4 million, or $.67 per share, compared to net earnings of $28.0 million, or $.55 per share, for the three months ended August 2, 1997.


Taxes on Earnings

The company paid $21.9 million in income taxes in the first six months of 1998, compared to $45.7 million in the first six months of 1997.
This $23.8 million decrease in income taxes paid in the first six months of 1998 compared to the same period in the prior year is attributable principally to the timing of tax deductions taken by the company primarily related to the company's stock option plans. The company's effective tax rate for the second quarter of 1998 was 39%, compared to 40% in the same period in 1997. The rate for both periods reflects the applicable statutory tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash, other than for operating expenses, during the first six months of fiscal 1998 were for (i) the repurchase of the company's common stock, (ii) the purchase of inventory, (iii) the purchase of the company's Newark, California distribution center and corporate headquarters and (iv) capital expenditures for new stores, improvements to existing locations and improvements in management information systems.

Total consolidated inventories were up 10% at the end of the second quarter from the same quarter last year driven by (i) a planned increase in packaway inventories and (ii) a larger number of open stores (339) over the prior year (318).

In January 1998, the company announced a $110 million common stock repurchase program. For the six months ended August 1, 1998, the company spent $62.8 million to repurchase 1,464,700 shares of common stock compared to the $21.6 million spent for 789,000 shares of common stock for the six months ended August 2, 1997.

The company exercised its right to purchase its Newark, California distribution center and corporate headquarters for $24.6 million. The company closed this transaction on June 3, 1998 with funding provided by internally generated cash and bank borrowings under its existing credit agreement.

The increase in interest expense in the second quarter of fiscal 1998 compared to the comparable period in the prior year reflects increased short-term borrowings to finance operations and the June 1998 real estate purchase.

The company believes it can fund its operating cash requirements and capital needs on a short-term and long-term basis and complete the current stock repurchase program through internally generated cash, trade credit, established bank lines and lease financing.

YEAR 2000 MATTERS

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain information technology systems and their associated software ("IT Systems"), and certain equipment that utilizes programmable logic chips to control aspects of their operation ("embedded chip equipment"), may recognize "00" as a year other than the year 2000. Some IT Systems and embedded chip equipment of the company and of third parties who do business with the company contain two-digit programming to define a year. The year 2000 issue could result, at the company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities.

Readiness for Year 2000
The company is addressing the year 2000 issue, including efforts relating to IT Systems and embedded chip equipment used within the company, efforts to assess issues the company faces if third parties who do business with the company are not prepared for the year 2000, and contingency planning. In 1997 the company created a corporation-wide year 2000 project team representing all business and staff units with the goal of achieving an uninterrupted transition into the year 2000. For IT Systems and embedded chip equipment used within the company, the company has divided its year 2000 efforts into four phases: (i) identification and inventorying of IT Systems and embedded chip equipment with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement; (iv) testing for and validation of year 2000 compliance. Because the company uses a variety of IT Systems, internally-developed and third-party provided software and embedded chip equipment, depending upon business function and location, various aspects of the company's year 2000 efforts are in different phases and are proceeding in parallel.

The company's operations are also dependent on the year 2000 readiness of third parties who do business with the company. In particular, the company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point of sale transactions, and the company is dependent on third-party suppliers of such infrastructure elements as, but not limited to, telephone service, electric power, water and banking facilities. The company does not depend to any significant degree on any single merchandise vendor or upon electronic transaction processing with individual vendors for merchandise purchases. The company has begun to identify and initiate formal communications with key third parties and suppliers and with significant merchandise vendors to determine the extent to which the company will be vulnerable to such parties' failure to resolve their own year 2000 issues. Although the company has not been put on notice that any known third party problem will not be resolved, the company has limited information and no assurance of additional information concerning the year 2000 readiness of third parties. The resulting risks to the company's business are very difficult to assess. Where commercially reasonable to do so, the company intends to assess its risks with respect to failure by third parties to be year 2000 compliant and to seek to mitigate those risks. The company is at an early stage in those efforts.

The company is using both internal and external resources to identify, correct, upgrade or replace and test internally deployed IT Systems and embedded chip equipment for year 2000 compliance.

Costs
The company estimates that its internally-deployed IT Systems and embedded chip equipment will be year 2000 compliant by mid-1999.
Aggregate costs for work related to year 2000 efforts in fiscal 1998 and 1999 currently are anticipated to total approximately $12.0 million, including about $6.0 million for capital investments in IT Systems and embedded chip equipment, and are expected to be funded through operating cash flows. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. They include $732,000 in costs reported in fiscal 1998 first quarter results. In the second quarter of fiscal 1998, the company incurred $1.1 million in expenses related to year 2000 compliance, with an estimated $2.2 million expected in the second half of fiscal 1998 and approximately $2.0 million expected in fiscal 1999. Approximately $4.0 million of the expected capital outlay will be incurred in fiscal 1998, with another $2.0 million in capital expenditures expected in fiscal 1999.

Risks
The company intends and expects to implement the changes necessary to address the year 2000 issue for IT Systems and embedded chip equipment used within the company. The company presently believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue is not reasonably likely to pose significant operational problems for the company's IT Systems and embedded chip equipment as so modified and converted. However, if unforeseen difficulties arise or such modifications, conversions and replacements are not completed timely, or if the company's vendors' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on the results of operations and financial condition of the company.

The company is presently unable to assess the likelihood that the company will experience significant operational problems due to unresolved year 2000 problems of third parties who do business with the company. There can be no assurance that other entities will achieve timely year 2000 compliance; if they do not, year 2000 problems could have a material impact on the company's operations. Similarly, there can be no assurance that the company can timely mitigate its risks related to a supplier's failure to resolve its year 2000 issues. If such mitigation is not achievable, year 2000 problems could have a material impact on the company's operations.

The company's estimates of the costs of achieving year 2000 compliance and the date by which year 2000 compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 remediation work, the ability to locate and correct all relevant computer codes, the success achieved by the company's suppliers in reaching year 2000-readiness, the timely availability of necessary replacement items and similar uncertainties.

Contingency Plans
The company presently believes that the most reasonably likely worst-case scenarios that the company might confront with respect to year 2000 issues have to do with the possible failure in one or more geographic regions of third party systems over which the company has no control, such as, but not limited to, power and telephone service. For example, if such services were to fail, it could be necessary for the company to temporarily close stores in the affected geographic areas. The company has in place a business resumption plan that addresses recovery from various kinds of disasters, including recovery from significant interruptions to data flows and distribution capabilities at the company's major data systems centers and major distribution centers. The company is using that plan as a starting point for developing specific year 2000 contingency plans, which the company expects to complete by approximately the first quarter of fiscal year 1999. However, there can be no assurance that the company will be able to complete its contingency planning on that schedule.

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE
PERFORMANCE

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

As a result, the forward looking statements that are contained herein are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the company's ability to continue to purchase attractive name brand merchandise at desirable discounts, the company's ability to successfully implement its merchandise diversification strategy, the company's ability to successfully expand its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise and greater than planned costs, including those that could be related to necessary modifications to or replacements of the company's IT Systems and embedded chip equipment to enable them to process information with dates or date ranges spanning the year 2000 and beyond. If unforeseen difficulties arise or such modifications and replacements are not completed timely, or if the company's vendors' or suppliers' IT Systems, software and embedded chip equipment are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on the operations of the company. In addition, the company's corporate headquarters, one distribution center and 44% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster could significantly impact the company's operating results and financial condition.

In addition to the above factors, the apparel industry is highly seasonal. The combined sales of the company for the third and fourth (holiday) fiscal quarters are higher than the combined sales for the first two fiscal quarters. The company has realized a significant portion of its profits in each fiscal year during the fourth quarter. Intensified price competition, lower than anticipated consumer demand or other factors, if they were to occur during the third and fourth quarters, and in particular during the fourth quarter, could adversely affect the company's fiscal year results.

                       PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 28, 1998 (the "1998 Annual Meeting"), the stockholders of the company voted on and approved the following proposals:

Proposal 1 to elect three Class III Directors for a three-year term.

Proposal 2 to amend the 1992 Stock Option Plan to increase the share reserve by 2,300,000 shares of common stock.

Proposal 3 to amend the company's certificate of incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 shares to 170,000,000 shares.

Proposal 4 to ratify the appointment of Deloitte & Touche LLP as the company's certified public accountants for the fiscal year ending
January 30, 1999.

INFORMATION ON THE BOARD OF DIRECTORS

The following directors were elected at the 1998 Annual Meeting to serve three-year terms expiring in 2001 as Class III Directors:

     Norman A. Ferber, Philip Schlein and Melvin A. Wilmore

The following directors are continuing to serve their three-year terms of office:

  Incumbent Class I Directors whose terms expire in 1999:
     Stuart G. Moldaw, Donald H. Seiler and George P. Orban

  Incumbent Class II Directors whose terms expire in 2000:
     Michael Balmuth and Donna L. Weaver


1998 ANNUAL MEETING ELECTION RESULTS


PROPOSAL 1:  ELECTION OF DIRECTORS


                                                         Broker
Director                  In Favor       Withheld       Non-Votes

Norman A. Ferber         42,334,568      624,981           n/a
Philip Schlein           42,433,274      526,275           n/a
Melvin A. Wilmore        42,333,483      626,066           n/a


PROPOSAL 2: INCREASE SHARE RESERVE OF THE
            1992 STOCK OPTION PLAN

                                                      Broker
               For          Against       Abstain   Non-Votes

            24,685,313     17,849,563     424,672       1


PROPOSAL 3: INCREASE THE NUMBER OF AUTHORIZED
          SHARES OF COMMON STOCK

                                                      Broker
               For          Against       Abstain   Non-Votes

            40,009,818     2,352,465      410,874    186,392

PROPOSAL 4: RATIFICATION OF APPOINTMENT OF DELOITTE &
            TOUCHE LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                                      Broker
               For          Against       Abstain   Non-Votes

            42,908,322       24,582       26,644        1


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index which begins on page 14 of this Report.

(b)  Reports on Form 8-K

     None.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                           ROSS STORES, INC.
                           Registrant


Date:  September 14, 1998  /s/John G. Call
                           John G. Call, Senior Vice President,
                           Chief Financial Officer, Corporate Secretary
                           and Principal Accounting Officer

                            INDEX TO EXHIBITS

     Exhibit
     Number                   Exhibit

   3.1 First Restated Certificate of Incorporation, dated May 28, 1998, filed with the Delaware Secretary of State on June 4, 1998 by Ross Stores, Inc., a Delaware corporation ("Ross Stores"), incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 2, 1998.

   3.2 Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross
          Stores for its quarter ended July 30, 1994.

   10.1    Amended and Restated 1992 Stock Option Plan.

   10.2 Fifth Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of June 29, 1998.

   15     Letter re: Unaudited Interim Financial Information

   27     Financial Data Schedule (submitted for SEC use only)