Form 10-Q
period 1998-10-31
ROSS STORES INC
filed 1998-12-11
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


               (Mark one)
      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended October 31, 1998


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

The number of shares of Common Stock, with $.01 par value, outstanding on November 28, 1998 was 46,081,941.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)                                                      October 31,   January 31,   November 1,
ASSETS                                                             1998          1998          1997

                                                            (Unaudited)      (Note A)   (Unaudited)

Current Assets
  Cash and cash equivalents                                     $26,657       $56,369       $21,737
  Accounts receivable                                            12,212         8,122         9,720
  Merchandise inventory                                         511,484       418,825       467,947
  Prepaid expenses and other                                     16,371        15,108        14,518
                                                               ________       _______      __________
     Total Current Assets                                      $566,724      $498,424      $513,922

Property And Equipment
  Land and buildings                                             48,789        24,115        24,115
  Fixtures and equipment                                        207,856       190,186       184,265
  Leasehold improvements                                        139,296       144,247       142,598
  Construction-in-progress                                       29,861        25,763        11,120
                                                                _______       _______       _______
                                                                425,802       384,311       362,098
  Less accumulated depreciation and amortization                185,965       179,590       171,779
                                                                _______       _______       _______
                                                                239,837       204,721       190,319
Other assets                                                     37,839        34,808        32,802
                                                               ________      ________      ________
                                                               $844,400      $737,953      $737,043

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                             $228,261      $201,998      $205,249
  Accrued expenses and other                                    141,782        82,290       103,044
  Accrued payroll and benefits                                   35,723        39,458        42,740
                                                                _______       _______       _______
     Total Current Liabilities                                  405,766       323,746       351,033

Long-term debt                                                   30,000                      25,000
Other liabilities                                                38,347        33,526        32,089

Stockholders' Equity
  Capital stock                                                     460           479           479
  Additional paid-in capital                                    198,873       195,562       168,595
  Retained earnings                                             170,954       184,640       159,847
                                                                _______       _______       _______
                                                                370,287       380,681       328,921
                                                               ________      ________      ________
                                                               $844,400      $737,953      $737,043

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                              Three Months Ended              Nine Months Ended
                                           ________________________        __________________________
                                           October  31,  November 1,       October  31,   November 1,
($000 except per share data, unaudited)            1998         1997               1998          1997


Sales                                          $531,139     $482,875         $1,552,390    $1,416,395

Costs and Expenses

  Cost of goods sold and occupancy              365,654      334,965          1,074,466       985,587
  General, selling and administrative           110,593       98,080            308,005       280,300
  Depreciation and amortization                   8,653        7,866             24,765        22,776
  Interest expense (income)                         329          206                459          (277)
                                                _______      _______          __________      ________
                                                485,229      441,117          1,407,695     1,288,386

Earnings before taxes                            45,910       41,758            144,695       128,009
Provision for taxes on earnings                  17,905       16,703             56,431        51,203
                                                _______      _______          _________     _________
Net earnings                                    $28,005      $25,055            $88,264       $76,806

Net earnings per share:

  Basic                                            $.60         $.51              $1.86         $1.56

  Diluted                                          $.59         $.50              $1.83         $1.52

Weighted average shares outstanding:

  Basic                                          46,733       48,786             47,346        49,325

  Diluted                                        47,436       49,841             48,199        50,400

Stores open at end of period                        350          326                350           326

See notes to condensed consolidated financial statements.



ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                      _________________
                                                                   October 31,    November 1,
($000, unaudited)                                                         1998           1997

Cash Flows From Operating Activities
  Net earnings                                                         $88,264        $76,806
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
  Depreciation and amortization of property and equipment               24,765         22,776
  Other amortization                                                     7,105          6,261
  Change in assets and liabilities:
     Merchandise inventory                                             (92,659)       (94,258)
     Other current assets - net                                         (5,352)        (3,118)
     Accounts payable                                                   28,899         23,368
     Other current liabilities - net                                    14,436          7,720
         Other                                                           3,542          1,290
                                                                        ______         _______
     Net cash provided by operating activities                          69,000         40,845

Cash Flows From Investing Activities
  Additions to property and equipment                                  (64,389)       (26,712)
                                                                       ________       ________
     Net cash used in investing activities                             (64,389)       (26,712)

Cash Flows From Financing Activities
  Borrowing under lines of credit                                       43,500         22,400
  Proceeds of long-term debt                                            29,937         24,941
  Issuance of common stock related to stock plans                        7,138          8,115
  Repurchase of common stock                                          (107,083)       (85,965)
  Dividends paid                                                        (7,815)        (6,664)
                                                                      __________      ________
     Net cash used in financing activities                             (34,323)       (37,173)
                                                                      __________      ________
Net Decrease In Cash                                                   (29,712)       (23,040)
  Cash and cash equivalents:
     Beginning of year                                                  56,369         44,777
                                                                       _______        _______
     End of quarter                                                    $26,657        $21,737


Interest Paid                                                             $710           $130
Income Taxes Paid                                                      $49,443        $69,976

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Three and Nine Months Ended October 31, 1998 and November 1, 1997
                              (Unaudited)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 31, 1998 and November 1, 1997; the interim results of operations for the three and nine months ended October 31, 1998 and November 1, 1997; and changes in cash flows for the nine months ended October 31, 1998 and November 1, 1997. The balance sheet at January 31, 1998, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

The results of operations for the three and nine month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements at October 31, 1998 and November 1, 1997, and for the three and nine months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of October 31, 1998 and November 1, 1997, and the related condensed consolidated statements of earnings for the three-month and nine-month periods then ended and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


November 25, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section and other parts of this Form 10-Q contain forward looking statements that involve risks and uncertainties. The Company's actual results may vary significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward Looking Statements and Factors That May Affect Future Performance" below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements in the Company's 1997 Form 10-K.
All information is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS


PERCENTAGE OF SALES
                                         Three Months Ended                Nine Months Ended

                                          October 31,  November 1,     October 31,    November 1,
                                                 1998         1997            1998           1997

SALES
 Sales ($000)                                $531,139     $482,875       $1,552,390       $1,416,395
 Sales growth                                   10.0%        19.7%             9.6%            20.0%
 Comparable store sales growth                     3%          12%               4%              12%

COSTS AND EXPENSES
 Cost of goods sold and occupancy                68.8%        69.4%           69.2%            69.6%
 General, selling and administrative             20.8%        20.3%           19.8%            19.8%
 Depreciation and amortization                    1.6%         1.6%            1.6%             1.6%
 Interest expense (income)                        0.1%           0%              0%              (0%)

NET EARNINGS                                      5.3%         5.2%             5.7%            5.4%

Sales

The results of operations for the three and nine months ended October 31, 1998, over the same periods last year, reflect an increase in sales due to a greater number of open stores during the current period as well as an increase in comparable store sales.

Costs and Expenses

The decreases from the prior year in cost of goods sold and occupancy expense as a percentage of sales for the three and nine month periods ended October 31, 1998 were primarily due to (i) leverage on occupancy costs realized from the increase in comparable store sales in both periods and (ii) improved merchandise margins, mainly from higher initial markups, in both periods.

The increase in general, selling and administrative expenses for the three month period ended October 31, 1998 compared to the same period in the prior year was due primarily to higher store expenses, higher distribution costs and costs associated with the company's year 2000 remediation efforts. General, selling and administrative expenses as a percentage of sales for the nine-month period ended October 31, 1998 were unchanged from the same period in the prior year.

The company paid $49.4 million in income taxes in the first nine months of 1998, compared to $69.9 million in the first nine months of 1997. The $20.5 million decrease in income taxes paid in the first nine months of 1998 compared to the same period in the prior year is attributable principally to the timing of tax deductions taken by the company primarily related to the company's stock option plans. The company's effective tax rate for the three and nine months ended October 31,1998 was 39%, compared to 40% for the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash during the first nine months of fiscal 1998 were for (i) the repurchase of the company's common stock; (ii) the purchase of inventory; (iii) the purchase of the company's Newark, California distribution center and corporate headquarters; and (iv) capital expenditures for new stores, improvements to existing locations and improvements in management information systems.

Total consolidated inventories increased 9.3% at October 31, 1998 from November 1, 1997 due mainly to an increase in the number of open stores (350) over the prior year (326) and an increase in the level of packaway merchandise.

The increase in accounts payable resulted mainly from a higher level of inventory purchases over the prior year. The growth in accrued expenses and other primarily resulted from an increase in short-term borrowing combined with a higher level of accrued expenses compared to the prior year. The decrease in accrued payroll reflects lower accruals for the company's incentive plan in 1998 compared to 1997.

In January 1998, the company announced a $110 million common stock repurchase program. The stock repurchase program was completed in November 1998. The company repurchased approximately 2.8 million shares for an aggregate purchase price of approximately $110 million.

The company exercised its right to purchase its Newark, California distribution center and corporate headquarters for $24.6 million. The company closed this transaction on June 3, 1998 with funding provided by internally generated cash and bank borrowings under its existing credit agreement.

The increase in long-term debt and interest expense in the third quarter of fiscal 1998 compared to the same period in the prior year reflects increased borrowings to finance (i) a higher level of capital spending, which included the June 1998 real estate purchase and new store openings, and (ii) an increased amount of stock repurchase activity.

The company believes it can fund its operating cash requirements and capital needs for the balance of this fiscal year and for the next fiscal year through internally generated cash, trade credit, established bank lines and lease financing.

YEAR 2000 MATTERS

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain information technology systems and their associated software ("IT Systems"), and certain equipment that uses programmable logic chips to control aspects of their operation ("embedded chip equipment"), may recognize "00" as a year other than the year 2000. Some IT Systems and embedded chip equipment used by the company and by third parties who do business with the company contain two-digit programming to define a year. The year 2000 issue could result, at the company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities.

Readiness for Year 2000
The company is addressing its year 2000 issue, including efforts relating to IT Systems and embedded chip equipment used within the company, efforts to address issues the company faces if third parties who do business with the company are not prepared for the year 2000, and contingency planning. In 1997 the company created a corporation-wide year 2000 task force representing all business and staff units with the goal of achieving an uninterrupted transition into the year 2000. The company is using both internal and external resources to identify, correct, upgrade or replace and test its IT Systems and embedded chip equipment for year 2000 compliance. Some systems development projects not related to the year 2000 work have been deferred from 1998 to 1999 in order to devote sufficient resources to complete the year 2000 work on schedule.

The company uses a variety of IT Systems, internally developed and third-party provided software and embedded chip equipment, depending upon business function and location. For these IT Systems, software and embedded chip equipment, the company has divided its year 2000 efforts into four phases: (i) identification and inventorying of IT Systems and embedded chip equipment with potential year 2000 problems;
(ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement; (iv) testing for and validation of year 2000 compliance, including integration testing. Phases (i) and (ii) are complete across all business functions and locations. The company has categorized as "mission critical" those IT Systems and embedded chip equipment whose failure would cause cessation of store operations, or could otherwise have a sustained and significant detrimental financial impact on the company. All mission critical IT Systems either are currently in phase (iv) or have been completed through phase (iv). The majority of embedded chip equipment is in phase (iii). As of the end of November 1998, approximately 50% of the company's mission critical IT Systems were determined to be year 2000 compliant, or replacements, changes, upgrades or workarounds have been identified, tested and deployed. The company is in the process of conducting a comprehensive program of integration testing of its IT Systems in order to ensure that all systems still work together properly and without year 2000 problems. This integration testing began in the third quarter of 1998 and will continue into fiscal year 1999 as necessary.

The company's operations are also dependent on the year 2000 readiness of third parties that do business with the company. In particular, the company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point of sale transactions, and the company is dependent on third-party suppliers of such infrastructure elements as, but not limited to, telecommunications services, electric power, water and banking facilities. The company does not depend to any significant degree on any single merchandise vendor or upon electronic transaction processing with individual vendors for merchandise purchases. The company has identified and initiated formal communications with key third parties to determine the extent to which the company will be vulnerable to such parties' failure to resolve their own year 2000 issues. The company has received responses from approximately 35% of key suppliers and merchandise vendors contacted. As a follow-up, the company plans to seek to determine whether the supplier is taking appropriate steps to achieve year 2000 readiness and to be prepared to continue functioning effectively as a supplier in accordance with the company's business needs. The company is assessing its risks with respect to failure by third parties to be year 2000 compliant and intends to seek to mitigate those risks. The company is also developing contingency plans, discussed below, to address issues related to suppliers the company determines are not making sufficient progress toward becoming year 2000 compliant.

Costs
The company estimates that its IT Systems and embedded chip equipment will be year 2000 compliant by mid-1999. Aggregate costs for work related to year 2000 efforts in fiscal 1998 and 1999 currently are anticipated to total approximately $12.0 million, including about $6.0 million for capital investments in IT Systems and embedded chip equipment, and are expected to be funded through operating cash flows. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. They include $1.9 million in costs reported in the first half of fiscal 1998. In the third quarter of fiscal 1998, the company incurred $1.1 million in expenses related to year 2000 compliance, with an estimated $1.1 million expected in the fourth quarter of fiscal 1998 and approximately $2.0 million expected in fiscal 1999. Approximately $4.0 million of the expected capital outlay will be incurred in fiscal 1998, with another $2.0 million in capital expenditures expected in fiscal 1999.

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

Risks
The company expects to implement the changes necessary to address the year 2000 issue for IT Systems and embedded chip equipment used within the company. The company presently believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue with respect to the company's IT Systems and embedded chip equipment is not reasonably likely to pose significant operational problems for the company. However, if unforeseen difficulties arise or such modifications, conversions and replacements are not completed timely, or if the company's vendors' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on the results of operations and financial condition of the company.

The company is presently unable to assess the likelihood that the company will experience significant operational problems due to unresolved year 2000 problems of third parties that do business with the company. Although the company has not been put on notice that any known third party problem will not be timely resolved, the company has limited information and no assurance of additional information concerning the year 2000 readiness of third parties. The resulting risks to the company's business are very difficult to assess due to the large number of variables involved. If third parties fail to achieve year 2000 compliance, year 2000 problems could have a material impact on the company's operations. Similarly, there can be no assurance that the company can timely mitigate its risks related to a supplier's failure to resolve its year 2000 issues. If such mitigation is not achievable, year 2000 problems could have a material impact on the company's operations.

Contingency Plans
The company presently believes that its most reasonably likely worst-case year 2000 scenarios would relate to the possible failure in one or more geographic regions of third party systems over which the company has no control and for which the company has no ready substitute, such as, but not limited to, power and telecommunications services. For example, if such services were to fail, it could be necessary for the company to temporarily close stores in the affected geographic areas. The company has in place a business resumption plan that addresses recovery from various kinds of disasters, including recovery from significant interruptions to data flows and distribution capabilities at the company's major data systems centers and major distribution centers. The company is using that plan as a starting point for developing specific year 2000 contingency plans, which will generally emphasize locating alternate sources of supply, methods of distribution and ways of processing information. The company expects its year 2000 contingency plans will be substantially complete in the first quarter of fiscal year 1999. However, there can be no assurance that the company will be able to complete its contingency planning on that schedule.

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

The company's continued success depends, in part, upon its ability to increase sales at existing locations, to open new stores and to operate stores on a profitable basis. There can be no assurance that the company's existing strategies and store expansion program will result in a continuation of revenue and profit growth. Future economic and industry trends that could potentially affect revenue and profitability remain difficult to predict.

As a result, the forward looking statements that are contained herein are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the company's ability to continue to purchase attractive name brand merchandise at desirable discounts, successful implementation of the company's merchandise diversification strategy, the company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise and greater than planned costs, including those that could be related to necessary modifications to or replacements of the company's IT Systems and embedded chip equipment to enable them to process information with dates or date ranges spanning the year 2000 and beyond. If unforeseen difficulties arise or such modifications and replacements are not completed timely, or if the company's vendors' or suppliers' IT
Systems, software and embedded chip equipment are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on the operations of the company. In addition, the company's corporate headquarters, one of its distribution centers and 44% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster could significantly affect the company's operating results and financial condition.

In addition to the above factors, the apparel industry is highly seasonal. The combined sales of the company for the third and fourth (holiday) fiscal quarters are historically higher than the combined sales for the first two fiscal quarters. The company has realized a significant portion of its profits in each fiscal year during the fourth quarter. Intensified price competition, lower than anticipated consumer demand or other factors, if they were to occur during the third and fourth quarters, and in particular during the fourth quarter, could adversely affect the company's fiscal year results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index that begins on page 13 of this Report.

(b)  Reports on Form 8-K

     None.



                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                           ROSS STORES, INC.
                           Registrant



Date:  December __, 1998   /s/John G. Call
                           John G. Call, Senior Vice President, Chief
                           Financial Officer and Principal Accounting
                           Officer

                           INDEX TO EXHIBITS

Exhibit
Number          Exhibit

 3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-B (the "Form 8-B") filed September 1, 1989 by Ross Stores, Inc., a Delaware corporation ("Ross Stores").

 3.2  Amended By-laws, dated August 25, 1994,
      incorporated by reference to Exhibit 3.2 to the Form 10-
      Q filed by Ross Stores for its quarter ended July 30, 1994.

15    Letter re: Unaudited Interim Financial Information.

27    Financial Data Schedules (submitted for SEC use only).