Form 10-K405
period 1999-01-30
ROSS STORES INC
filed 1999-04-22
CIK 745732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K405

                  (Mark one)
         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from _______ to _______

                         Commission file number 0-14678

                                ROSS STORES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  94-1390387
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

8333 CENTRAL AVENUE, NEWARK, CALIFORNIA                 94560-3433
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (510) 505-4400

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                 Name of each exchange
       Title of each class                         on which registered
  ----------------------------             ----------------------------------
   COMMON STOCK, PAR VALUE $.01                        NASDAQ/NMS

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes /X/ No / /

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 2, 1999 was $1,740,167,003. Shares of voting stock held by each director and executive officer and each person who on that date owned 10% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on April 2, 1999 was 45,802,686.

Documents incorporated by reference:
         Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders, which will be filed on or before April 30, 1999, are incorporated herein by reference into Part III.

                                     PART I


ITEM 1.   BUSINESS

     Ross Stores, Inc. ("Ross" or "company") operates a chain of off-price retail apparel and home accessories stores which target value conscious men and women between the ages of 25 and 54 in white collar, middle-to-upper middle income households which the company believes to be the largest customer segment in the retailing industry. The decisions of the company, from merchandising, purchasing and pricing, to the location of its stores, are aimed at this customer base. The company offers its merchandise at low everyday prices, generally 20% to 60% below regular prices of most department and specialty stores. The company believes it derives a competitive advantage by offering a wide assortment of quality brand-name merchandise within each of its merchandise categories in an attractive easy-to-shop environment.

     Ross' mission is to offer competitive values to its target customers by focusing on the following key strategic objectives:

- Achieve an appropriate level of recognizable brands and labels at strong discounts throughout the store;

-    Meet customer needs on a more regional basis;

- Deliver an in-store shopping experience that reflects the expectations of the off-price customer; and

- Manage real estate growth to maintain leadership or achieve parity with the competition in key markets.

     The original Ross Stores, Inc. was incorporated in California in 1957. In August 1982, the company was purchased by some of its then current directors and stockholders. The six stores acquired were completely refurbished in the company's off-price format and stocked with new merchandise. In June 1989 the company reincorporated in the state of Delaware.

MERCHANDISING, PURCHASING AND PRICING

     Ross seeks to provide its customers with a wide assortment of first quality, in-season, name-brand apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% from regular department and specialty store prices, as well as similar savings on fragrances, gift items for the home, bed and bath merchandise and accessories. Although not a fashion leader, the company sells recognizable branded merchandise that is current and fashionable in each category. The company reviews its merchandise mix each week, enabling it to respond to merchandise trends and purchasing opportunities in the market. The company's merchandising strategy is reflected in its advertising, which emphasizes its strong value message -- Ross' customers get great savings on name-brand merchandise every day of the year.

     MERCHANDISING. The Ross merchandising strategy incorporates a combination of in-season and past-season apparel, shoes and accessories for the entire family, as well as fragrances, giftware and linens for the home. The company's emphasis on brand names reflects management's conviction that brand-name merchandise sold at compelling discounts will continue to be an important determinant of its success. Ross generally leaves the brand-name label on the merchandise it sells.

     The company has established a merchandise assortment which it believes is attractive to its target customer group. Although Ross offers fewer classifications of merchandise than most department stores, the company generally offers a large selection of brand names within each classification with a wide assortment of vendors, prices, colors, styles and fabrics within each size. Over the past several years, the company has diversified its merchandise offerings by adding new product categories such as maternity, small sporting goods and exercise equipment, small electronics, tabletop lamps, small furnishings, educational toys and games, luggage, gourmet food and cookware, and fine jewelry in certain stores. For fiscal 1998, the overall merchandise sales mix was approximately 95% first quality merchandise and 5% irregulars. The respective departments accounted for total sales in fiscal 1998 approximately as follows: Ladies 34%, Men's 21%, Home

Accents, Bed and Bath and Fine Jewelry 15%, Accessories, Hosiery, Lingerie and Fragrances 12%, Shoes 9% and Children's 9%.

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

     The company believes that its ability to effectively execute certain off-price buying strategies is a key factor in its business. Ross buyers use a number of methods that enable the company to offer customers name-brand merchandise at strong everyday discounts relative to department and specialty stores. By purchasing later in the merchandise buying cycle than department and specialty stores, Ross is able to take advantage of imbalances in manufacturer-projected supply of merchandise.

     Ross, unlike most department and specialty stores, does not require that manufacturers provide promotional and markdown allowances, return privileges and delayed deliveries. In addition, deliveries are made to one of the company's two distribution centers. These flexible requirements further enable the company's buyers to obtain significant discounts on in-season purchases.

     The company has increased its emphasis in recent years on opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as "closeout" or "packaway" purchases. Closeouts can be shipped to stores in season. Closeouts allow the company to get in season goods in its stores at lower prices. Packaway merchandise is purchased with the intent that it will be stored in the company's warehouses until the beginning of the next selling season. Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within the merchandise assortments. Packaway merchandise is mainly fashion basics and, therefore, not usually affected by shifts in fashion trends.

     Throughout the 1990s, Ross gradually increased the amount of packaway inventories. In 1998, the company continued to increase these important resources in response to compelling opportunities available in the marketplace. It is management's belief that the stronger discounts the company is able to offer on packaway merchandise are a key driver of Ross' business. In-store inventories at the end of fiscal 1998 were up 1% on a comparable store basis to the prior year, and total consolidated inventories were up 11% due to the investment at year-end in additional packaway goods and inventory for the new stores.

     The company is developing enhanced systems and processes for regionalized merchandise buying and allocation. The goal is to fine tune the merchandise mix and raise sales productivity in markets that are performing below the company average. Full implementation is scheduled for completion in 2001.

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

     The company's buyers have an average of 10 years of experience, including experience with other retailers such as Bloomingdale's, Burlington Coat Factory, Dayton Hudson, Lord & Taylor, Macy's, Marshalls, Montgomery Wards, T.J. Maxx and Value City. In keeping with its strategy, over the past several years the company has more than tripled the size of its merchandising staff. Management believes that this increase enables its merchants to spend even more time in the market which, in turn, should strengthen the company's ability to procure the most desirable brands at competitive discounts.

     This combination of off-price buying strategies enables the company to purchase merchandise at net prices that are lower than prices paid by department and specialty stores.

     PRICING. The company's policy is to sell brand-name merchandise that can generally be priced at 20% to 60% less than most department and specialty store regular prices. The Ross pricing policy is to affix a ticket displaying the company's selling price as well as the estimated comparable selling price of that item at department and specialty stores.

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

THE ROSS STORE

     As of January 30, 1999, the company operated 349 stores. They are conveniently located in predominantly community and neighborhood strip shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, the company clusters stores to maximize economies of scale in advertising, distribution and management.

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

     The company minimizes transaction time for the customer at the checkout counter by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. Approximately 38% of payments are made with credit cards. Ross provides cash or credit card refunds on all merchandise returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or credited with a Ross Credit Voucher at the price on the receipt.

OPERATING COSTS

     Consistent with the other aspects of its business strategy, Ross strives to keep operating costs as low as possible. Among the factors which have enabled the company to operate at low costs are:

- Low labor costs resulting from (i) a store design that creates a self-selection retail format and (ii) the utilization of labor saving technologies.

- Economies of scale with respect to general and administrative costs as a result of centralized merchandising, marketing and purchasing decisions.

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

CONTROL SYSTEMS

     The company's management information system fully integrates data from significant phases of its operations and is a key element in the company's planning, purchasing, store allocation and pricing decisions. The system enables Ross to respond to changes in the retail market and to increase speed and accuracy in its merchandise distribution.

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

TRADEMARKS

     The trademark for Ross Dress For Less-Registered Trademark- has been registered with the United States Patent and Trademark Office.

EMPLOYEES

     On January 30, 1999, the company had approximately 20,100 employees which includes an estimated 12,400 part-time employees. Additionally, the company hires temporary employees -- especially during the peak seasons. The company's employees are non-union. Management of the company considers the relationship between the company and its employees to be excellent.

COMPETITION

     The company believes the principal competitive factors in the off-price retail apparel industry are offering large discounts on name brand merchandise appealing to its target customer and consistently providing a store environment that is convenient and easy to shop. To execute this concept, the company has strengthened its buying organization and developed a merchandise allocation system to distribute product based on regional factors, as well as other systems and procedures to maximize cost efficiencies and leverage expenses in an effort to mitigate competitive pressures on gross margin. The company believes that it is well positioned to compete on the basis of each of these factors.

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


ITEM 2.   PROPERTIES

STORES

     From August 1982 to January 30, 1999, the company expanded from six stores in California to 349 stores in 17 states: Arizona, California, Colorado, Florida, Hawaii, Idaho, Maryland, Nevada, New Jersey, New Mexico, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Virginia and Washington. All stores are leased, with the exception of one.

     During fiscal 1998, the company opened 26 new Ross `Dress For Less' stores, closed two existing locations and relocated six locations. The typical new Ross store is approximately 30,000 square feet, yielding approximately 25,000 square feet of selling space. As of January 30, 1999, the company's 349 stores generally ranged in size from about 24,000 to 35,000 gross square feet and had an average of 22,000 square feet of selling space.

     During the fiscal year ended January 30, 1999, no one store accounted for more than 1% of the company's sales. The company carries earthquake insurance on its corporate headquarters, both distribution centers and on its stores in California.

     The company's real estate strategy is to open additional stores mainly in existing market areas, to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market. In fiscal 1999 and 2000, the company plans to focus its new store growth primarily in existing markets. In addition, management continues to seek opportunistic real estate acquisitions.

     Where possible, the company has obtained sites in existing buildings requiring minimal alterations. This has allowed Ross to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. To date, the company has been able to secure leases in suitable locations for its stores. At January 30, 1999, the majority of the company's stores had unexpired original lease terms ranging from three to 15 years with three to four renewal options of five years each. The average unexpired original lease term of its leased stores is six years, or 18 years if renewal options are included. (See Note C to the Consolidated Financial Statements.) Most of the company's store leases contain a provision for percentage rental payments after a specified sales level has been achieved.

DISTRIBUTION CENTERS

     In June 1998, the company purchased its Newark, California distribution center for $24.6 million. The Newark facility is also the company's corporate headquarters. The company also owns its distribution center in Carlisle, Pennsylvania.

     The company's two distribution centers currently have processing capacity to support store growth through fiscal 1999 and beyond. This reflects the company's recent investment in distribution systems along with the potential to expand work shifts.

     In September 1997, the company entered into a five-year lease for an approximately 214,500 square foot warehouse in Newark, California. In February 1998, the company entered into a three-year lease for an approximately 239,000 square foot warehouse in Carlisle, Pennsylvania. In August 1998, the company leased an additional 246,000 square foot warehouse in Carlisle, Pennsylvania, for a three and one half year term. In November 1998, the company entered into a five-year lease for an additional 97,000 square foot warehouse in Newark, California. All of these buildings store the company's packaway inventory.


ITEM 3.   LEGAL PROCEEDINGS

     The company is a party to routine litigation incident to its business. Management believes that none of these legal proceedings will have a material adverse effect on the company's financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


     The following list sets forth the names and ages of all executive officers of the company, indicating each person's principal occupation or employment during at least the past five years. The term of office is at the pleasure of the Board of Directors.

           Name                  Age                  Position

     Michael A. Balmuth          48       Vice Chairman and Chief Executive Officer

     Melvin A. Wilmore           53       Director, President and Chief Operating Officer

     John G. Call                40       Senior Vice President, Chief Financial Officer and Corporate
                                          Secretary

     Ivy D. Council              42       Senior Vice President, Human Resources

     James S. Fassio             44       Senior Vice President, Property Development

     Barry S. Gluck              46       Senior Vice President and General Merchandising Manager

     Michael Hamilton            53       Senior Vice President, Stores

     Irene Jamieson              48       Senior Vice President and General Merchandising Manager

     Megan Jamieson              37       Senior Vice President, Strategic Planning

     Barbara Levy                44       Senior Vice President and General Merchandising Manager

-------------------------

     Mr. Balmuth joined the Board of Directors as Vice Chairman and became Chief Executive Officer in September 1996. Prior to that, he served as the company's Executive Vice President, Merchandising since July 1993 and Senior Vice President and General Merchandising Manager since November 1989. Before joining Ross, he was Senior Vice President and General Merchandising Manager at Bon Marche in Seattle from September 1988 through November 1989. From April 1986 to September 1988, he served as Executive Vice President and General Merchandising Manager for Karen Austin Petites.

     Mr. Wilmore has served as President, Chief Operating Officer and a member of the Board of Directors since March 1993. Prior to that, he served as Executive Vice President and Chief Operating Officer since December 1991. From October 1989 to December 1991, he was President and Chief Executive Officer of Live Specialty Retail, a division of LIVE Entertainment, Inc. From March 1988 to June 1989, he was President/General Partner of Albert's Acquisition Corporation. From March 1987 to March 1988, Mr. Wilmore was engaged in the acquisition of Albert's Hosiery and Bodywear by Albert's Acquisition Corporation. From April 1984 to March 1987, he was the President and Chief Operating Officer of Zale Jewelry Stores, a division of Zale Corporation.

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

     Ms. Council has served as Senior Vice President, Human Resources since March 1998. Prior to that, she served as the company's Vice President of Human Resources, Compensation, Payroll, Distribution and Risk Management/Benefits since August 1997 and as the company's Vice President, Human Resources of Stores since March 1992. She joined the company in January 1989 as Director of Management and Organizational Development.

     Mr. Fassio has served as Senior Vice President, Property Development since March 1991. He joined the company in June 1988 as Vice President of Real Estate. Prior to joining Ross, Mr. Fassio was Vice President, Real Estate and Construction at Craftmart and Property Director of Safeway Stores, Inc.

     Mr. Gluck has served as Senior Vice President and General Merchandising Manager since August 1993. He joined the company in February 1989 as Vice President and Divisional Merchandising Manager. Prior to joining Ross, Mr. Gluck served as General Merchandising Manager, Vice President for Today's Man from May 1987 to February 1989. From March 1982 to April 1987, he was Vice President, Divisional Merchandising Manager, Men's, Children and Luggage of Macy's Atlanta.

     Mr. Hamilton has served as Senior Vice President, Stores since March 1999. From October 1996 to March 1999, he was Executive Vice President, Operations for Hill's Department Stores. From April 1993 to October 1996, he served as Executive Vice President, Stores for Venture Stores. Prior to that, he held various executive and managerial positions at Venture Stores.

     Ms. Irene Jamieson has served as Senior Vice President and General Merchandising Manager since January 1995. From December 1992 to January 1995, she served as Vice President and Divisional Merchandising Manager. Prior to joining Ross, Ms. Jamieson served as Vice President and Divisional Merchandising Manager of the Home Store for Lord & Taylor from September 1983 to December 1992.

     Ms. Megan Jamieson has served as Senior Vice President, Strategic Planning since February 1999. From January 1997 to February 1999, she served as Director of Strategy for Sears, Roebuck and Co.'s full-line store division. Prior to Sears, she was a case team leader with the consulting firm Bain & Co.

     Ms. Levy has served as Senior Vice President and General Merchandising Manager since May 1993. Prior to joining Ross, Ms. Levy was with R. H. Macy & Co., Inc. most recently as Senior Vice President and General Merchandising Manager from January 1992 to April 1993 and before that as their Regional Director - Stores from May 1989 to January 1992 and from August 1985 to May 1989 as their Divisional Merchandising Manager - Better Sportswear.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     GENERAL INFORMATION. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note H to the Consolidated Financial Statements in Item 8 of this document which is incorporated herein by reference. The company's stock is traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST. There were 814 stockholders of record as of April 2, 1999, and the closing stock price on that date was $43.875 per share.

     CASH DIVIDENDS. During fiscal 1998 and 1997, the company paid a quarterly cash dividend of $0.055 and $0.045, respectively, per common share. On January 28, 1999, the Board of Directors increased the quarterly dividend to $0.065 per common share.


ITEM 6.   SELECTED FINANCIAL DATA


($000, except per share data)                1998           1997               1996              1995(1)             1994

OPERATIONS

Sales                                    $ 2,182,361     $ 1,988,692        $ 1,689,810        $ 1,426,397       $ 1,262,544
Cost of goods sold and occupancy           1,513,889       1,388,098          1,194,136          1,031,455           920,265
              PERCENT OF SALES                 69.4%           69.8%              70.7%              72.3%             72.9%
General, selling and administrative          415,284         374,119            332,439            293,051           263,777
              PERCENT OF SALES                 19.0%           18.8%              19.7%              20.5%             20.9%
Depreciation and amortization                 33,514          30,951             28,754             27,033            24,017
Interest expense (income)                        259            (265)              (360)             2,737             3,528
Insurance proceeds                                                                                                   (10,412)
Earnings before taxes                        219,415         195,789            134,841             72,121            61,369
              PERCENT OF SALES                 10.1%            9.8%               8.0%               5.1%              4.9%
Provision for taxes on earnings               85,572          78,315             53,936             28,849            24,548
Net earnings                                 133,843         117,474             80,905             43,272            36,821
              PERCENT OF SALES                  6.1%            5.9%               4.8%               3.0%              2.9%
Diluted earnings per share(2)            $      2.80     $      2.35        $      1.58        $       .87       $       .75
Cash dividends declared per
              common share(2)            $      .230     $      .190        $      .150        $      .125       $      .105


(1)  Fiscal 1995 is a 53-week year; all other fiscal years have 52 weeks.
(2) All per share information is adjusted to reflect the effect of the two-for-one stock split effected in the form of a 100% stock dividend on March 5, 1997.

SELECTED FINANCIAL DATA


($000, except per share data)             1998           1997           1996        1995(1)           1994

FINANCIAL POSITION

Merchandise inventory                 $466,460       $418,825       $373,689       $295,965       $275,183
Property and equipment, net            248,712        204,721        192,647        181,376        171,251
Total assets                           870,306        737,953        659,478        541,152        506,241
Return on average assets                   17%            17%            13%             8%             8%
Working capital                        170,795        174,678        134,802        121,692        131,846
Current ratio                            1.4:1          1.5:1          1.4:1          1.6:1          1.7:1
Total debt                                   0              0              0          9,806         46,069
Total debt as a percent of
    total capitalization                    0%             0%             0%             3%            15%
Stockholders' equity                   424,703        380,681        328,843        291,516        254,551
Return on average
    stockholders' equity                   33%            33%            26%            16%            15%
Book value per common share
    outstanding at year-end(2)        $   9.18       $   7.94       $   6.67       $   5.92       $   5.21


OPERATING STATISTICS

Number of stores opened                     26             17             21             21             35
Number of stores closed                      2              1              4              4              3
Number of stores at year-end               349            325            309            292            275
Comparable store sales increase
    (52-week basis)                         3%            10%            13%             2%             2%
Sales per square foot of selling
    space (52-week basis)(3)          $    290       $    285       $    259       $    230       $    227
Square feet of selling space
    at year-end (000)                    7,817          7,172          6,677          6,276          5,901
Number of employees at
    year-end                            20,081         17,039         14,853         11,935         10,516
Number of common stockholders
    of record at year-end                  818            813            826          1,022          1,168


(1)  Fiscal 1995 is a 53-week year; all other fiscal years have 52 weeks.
(2) All per share information is adjusted to reflect the effect of the two-for-one stock split effected in the form of a 100% stock dividend on March 5, 1997.
(3)  Based on average annual selling square footage.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 are referred to as 1998, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

                                                    Year Ended           Year Ended            Year Ended
                                               January 30, 1999     January 31, 1998      February 1, 1997
  SALES
       Sales ($000)                                $  2,182,361        $  1,988,692         $  1,689,810
       Sales growth                                         10%                 18%                  18%
       Comparable store sales growth                         3%                 10%                  13%

  COST AND EXPENSES (AS A PERCENT OF SALES)
        Cost of goods sold and occupancy                  69.4%               69.8%                70.7%
        General, selling and administrative               19.0%               18.8%                19.7%
        Depreciation and amortization                      1.5%                1.6%                 1.7%
        Interest expense (income)                            0%                 (0%)                 (0%)
                                                   ------------        ------------         ------------
  NET EARNINGS                                             6.1%                5.9%                 4.8%
                                                   ------------        ------------         ------------
                                                   ------------        ------------         ------------



STORES. Total stores open at the end of 1998, 1997 and 1996 were 349, 325 and 309, respectively. During 1998, the company opened 26 new stores and closed two stores. During 1997, the company opened 17 new stores and closed one store. During 1996, the company opened 21 new stores and closed four stores.

SALES. The increases in sales for 1998, 1997 and 1996 were due to an increase in comparable store sales and a greater number of stores in operation. The company anticipates that the competitive climate for apparel and off-price retailers will continue in 1999. Management expects to address that challenge by continuing to strengthen the merchandise organization, diversify the merchandise mix and purchase goods more opportunistically. Although the company's existing strategies and store expansion program contributed to sales and earnings gains in 1998, 1997 and 1996, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

COST OF GOODS SOLD AND OCCUPANCY. The reduction in the cost of goods sold and occupancy ratio in 1998 resulted primarily from higher sales, an increase in the initial mark-up from purchasing more opportunistically and leverage on occupancy costs. The reduction in the cost of goods sold and occupancy ratio in 1997 resulted primarily from higher sales, leverage on occupancy costs and lower markdowns as a percentage of sales. There can be no assurance that the improvement experienced in 1998 will continue in future years.

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES. During 1998, general, selling and administrative expenses as a percentage of sales increased, primarily due to costs associated with the company's year 2000 remediation efforts. The reduction in the general, selling and administrative expenses as a percentage of sales in 1997 resulted primarily from the leverage realized from the significant increase in comparable store sales combined with continued strong cost controls.

The largest component of general, selling and administrative expenses is payroll. The total number of employees, including both full- and part-time, at year-end 1998, 1997 and 1996, was approximately 20,100, 17,000 and 14,900, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization as a percentage of sales has remained relatively constant over the last three years, due primarily to the consistent level of fixed assets in each store.

INTEREST. Due to higher average borrowings during 1998, interest expense increased from 1997. The increase in average borrowings in 1998 was due to expenditures of $110.0 million to repurchase 2.8 million shares of common stock, higher capital expenditures, including the purchase of the company's Newark, California, distribution center and corporate headquarters for $24.6 million, offset partially by the higher earnings levels. Higher average borrowings in 1997 resulted in an increase in interest expense from 1996. The increase in average borrowings in 1997 was due to expenditures of $98.1 million to repurchase three million shares of common stock, offset partially by the higher earnings levels and cash flows from issuances of common stock relating to stock plans.

TAXES ON EARNINGS. The company's effective rate for 1998, 1997 and 1996 was 39%, 40% and 40%, respectively, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes. During 1999, the company expects its effective tax rate to remain at approximately 39%.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES. During 1998, 1997 and 1996, liquidity and capital requirements were provided by cash flows from operations, the revolving credit facility and trade credit. The company's store sites, certain warehouses and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments. Commitments related to operating leases are described in Note C to the Consolidated Financial Statements. The company's Carlisle, Pennsylvania, distribution center is owned outright by the company. The company exercised its right to purchase its Newark, California, distribution center and corporate headquarters for $24.6 million and completed this transaction in June 1998 with funding provided by cash generated by operations and bank borrowings under the company's existing credit agreement. Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary trade practices with the company's vendors. Management regularly reviews the adequacy of credit available to the company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the company.

During 1998, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, property and equipment to open 26 new stores, the relocation, remodeling or expansion of 20 stores, the repurchase in the open market of $110.0 million of the company's common stock, the purchase of the company's Newark, California, distribution center and corporate headquarters, and quarterly cash dividend payments. During 1997, the primary uses of cash, other than for operating expenditures, were for merchandise inventory including a planned increase in packaway inventory, property and equipment to open 17 new stores, the relocation or remodeling of six stores, the repurchase in the open market of $98.1 million of the company's common stock and quarterly cash dividend payments. During 1996, the primary uses of cash, other than for operating expenditures, were for merchandise inventory including a planned increase in packaway inventory, property and equipment to open 21 new stores, the remodeling of seven stores, the repurchase in the open market of $80.4 million of the company's common stock and quarterly cash dividend payments. In 1998, 1997 and 1996, the company spent approximately $78.5 million, $33.3 million and $37.1 million, respectively, for capital expenditures, net of leased equipment, that included fixtures and leasehold improvements to open 26, 17 and 21 stores, respectively; relocation, remodeling or expansion costs for twenty, six and seven stores, respectively; modifications in the buying office, purchase of previously leased equipment and various expenditures for existing stores and the central office. In addition, the $78.5 million in 1998 included $24.6 million to purchase the company's Newark, California, distribution center and corporate headquarters.

The company currently anticipates opening approximately 30 stores, net of closures, each year in 1999 and 2000. The company anticipates that this growth will be financed primarily from cash flows from operating activities and available credit facilities.

In January 1999, an 18% increase in the quarterly cash dividend payment from $.055 to $.065 per common share was declared by the company's Board of Directors, payable on or about April 5, 1999. The Board of Directors declared quarterly cash dividends of $.055 per common share in January, May, August and November 1998 and $.045 per common share in January, May, August and November 1997. The company uses cash flows from operating activities and available credit facilities to fund dividend payments.

The company repurchased a total of $110.0 million of common stock in 1998. In January 1999, the company announced that its Board of Directors authorized an additional stock repurchase program of up to $120.0 million. The company anticipates funding this new program through cash flows from operating activities and available credit facilities.

The company has available under its principal bank credit agreement a $160.0 million revolving credit facility and a $30.0 million credit facility, the latter solely for the issuance of letters of credit, both of which expire September 2002. Additionally, the company has uncommitted short-term bank lines of credit that at January 30, 1999 totaled $45.0 million. At year-end 1998, 1997 and 1996, there were no outstanding balances under any credit facility. For additional information relating to these obligations, refer to Note B to the Consolidated Financial Statements.

Working capital was $170.8 million at the end of 1998, compared to $174.7 million at the end of 1997 and $134.8 million at the end of 1996. At year-end 1998, 1997 and 1996, the company's current ratios were 1.4:1, 1.5:1 and 1.4:1, respectively.

The company's primary source of liquidity is the sale of its merchandise inventory. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through markdowns and clearances.

The company realized stronger cash flows in 1998 and 1997 due to increased earnings, tighter inventory controls with improved in-store inventory turnover and a strong emphasis on controlling expenses. These resources enabled the company to pay down all bank borrowings at each year-end.

The company estimates that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to provide for the stock repurchase program of up to $120.0 million, dividend payments and planned capital additions during the upcoming year.


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

READINESS FOR YEAR 2000. The company is addressing its year 2000 issue, including efforts relating to IT Systems and embedded chip equipment used within the company, efforts to address issues the company faces if third parties who do business with the company are not prepared for the year 2000, and contingency planning. In 1997, the company created a corporation-wide year 2000 task force representing all business and staff units with the goal of achieving an uninterrupted transition into the year 2000. The company is using both internal and external resources to identify, correct, upgrade or replace and test its IT Systems and embedded chip equipment for year 2000 compliance. Some systems development projects not related to the year 2000 work have been deferred from 1998 to 1999 and 2000 in order to devote sufficient resources to complete the year 2000 work on schedule.

The company uses a variety of IT Systems, internally developed and third-party provided software and embedded chip equipment, depending upon business function and location. For these IT Systems, software and embedded chip equipment, the company has divided its year 2000 efforts into four phases: (i) identification and inventorying of IT Systems and embedded chip equipment with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the company's operations;
(iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement; (iv) testing for and validation of year 2000 compliance, including integration testing. Phases (i) and (ii) are complete across all business functions and locations. The company has categorized as "mission critical" those IT Systems and embedded chip equipment whose failure would cause cessation of store operations, or could otherwise have a sustained and significant detrimental financial impact on the company. All mission critical IT Systems either are currently in phase (iv) or have been completed through phase (iv). The majority of embedded chip equipment is in phase (iii). As of March 1999, approximately 75% of the company's mission critical IT Systems were determined to be year 2000 compliant, or replacements, changes, upgrades or workarounds have been identified, tested and deployed. The company is in the process of conducting a comprehensive program of integration testing of its IT Systems in order to ensure that all systems still work together properly and without year 2000 problems. This integration testing began in the third quarter of 1998 and will continue into fiscal year 1999.

The company's operations are also dependent on the year 2000 readiness of third parties that do business with the company. In particular, the company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point-of-sale transactions, and the company is dependent on third-party suppliers of such infrastructure elements as, but not limited to, telecommunications services, electric power, water and banking facilities. The company does not depend to any significant degree on any single merchandise vendor or upon electronic transaction processing with individual vendors for merchandise purchases. The company has identified and initiated formal communications with key third parties to determine the extent to which the company will be vulnerable to such parties' failure to resolve their own year 2000 issues. The company has received responses from approximately 41% of key suppliers contacted. As a follow-up, the company plans to seek to determine whether the supplier is taking appropriate steps to achieve year 2000 readiness and to be prepared to continue functioning effectively as a supplier in accordance with the company's business needs. The company is assessing its risks with respect to failure by third parties to be year 2000 compliant and intends to seek to mitigate those risks. The company is also developing contingency plans, discussed below, to address issues related to suppliers the company determines are not making sufficient progress toward becoming year 2000 compliant.

COSTS. The company estimates that its IT Systems and embedded chip equipment will be year 2000 compliant by mid-1999. Aggregate costs for work related to year 2000 efforts in fiscal 1998 and 1999 currently are anticipated to total approximately $12.0 million, including about $6.0 million for capital investments in IT Systems and embedded chip equipment, and are expected to be funded through operating cash flows. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. In 1998, the company incurred approximately $4.0 million in expenses related to year 2000, with approximately $2.0 million expected in fiscal 1999. Capital expenditures in 1998 totaled approximately $4.0 million with approximately $2.0 million in capital expenditures expected in fiscal 1999.

The company's estimates of the costs of achieving year 2000 compliance and the date by which year 2000 compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 remediation work, the ability to locate and correct all relevant computer codes, the success achieved by the company's suppliers in reaching year 2000 readiness, the timely availability of necessary replacement items and similar uncertainties.

RISKS. The company expects to implement the changes necessary to address the year 2000 issue for IT Systems and embedded chip equipment used within the company. The company presently believes that, with modifications to existing software, conversions to new software and appropriate remediation of embedded chip equipment, the year 2000 issue with respect to the company's IT Systems and embedded chip equipment is not reasonably likely to pose significant operational problems for the company. However, if unforeseen difficulties arise or such modifications, conversions and replacements are not completed timely, or if the company's vendors' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on the results of operations and financial condition of the company.

The company is presently unable to assess the likelihood that the company will experience significant operational problems due to unresolved year 2000 problems of third parties that do business with the company. Although the company has not been put on notice that any known third-party problem will not be timely resolved, the company has limited information and no assurance of additional information concerning the year 2000 readiness of third parties. The resulting risks to the company's business are very difficult to assess due to the large number of variables involved. If third parties fail to achieve year 2000 compliance, year 2000 problems could have a material impact on the company's operations. Similarly, there can be no assurance that the company can timely mitigate its risks related to a supplier's failure to resolve its year 2000 issues. If such mitigation is not achievable, year 2000 problems could have a material impact on the company's operations.

CONTINGENCY PLANS. The company presently believes that its most reasonably likely worst-case year 2000 scenarios would relate to the possible failure in one or more geographic regions of third-party systems over which the company has no control and for which the company has no ready substitute, such as, but not limited to, power and telecommunications services. For example, if such services were to fail, it could be necessary for the company to temporarily close stores in the affected geographic areas. The company has in place a business resumption plan that addresses recovery from various kinds of disasters, including recovery from significant interruptions to data flows and distribution capabilities at the company's major data systems centers and major distribution centers. The company is using that plan as a starting point for developing specific year 2000 contingency plans, which will generally emphasize locating alternate sources of supply, methods of distribution and ways of processing information. The company expects its year 2000 contingency plans will be substantially complete by the end of the second quarter of fiscal year 1999. However, there can be no assurance that the company will be able to complete its contingency planning on that schedule.


FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE PERFORMANCE

This report includes a number of forward-looking statements which reflect the company's current beliefs and estimates with respect to future events and the company's future financial performance, operations and competitive strengths. The words "expect," "anticipate," "estimate," "believe" and similar expressions identify forward-looking statements.

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

As a result, the forward-looking statements that are contained herein are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, successful implementation of the company's merchandise diversification strategy, the company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise and greater than planned costs, including those that could be related to necessary modifications to or replacements of the company's IT Systems and embedded chip equipment to enable them to process information with dates or date ranges spanning the year 2000 and beyond. If unforeseen difficulties arise or such modifications and replacements are not completed timely, or if the company's vendors' or suppliers' IT Systems, software and embedded chip equipment are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on the operations of the company. In addition, the company's corporate headquarters, one of its distribution centers and 44% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the company's operating results and financial condition.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the market risk associated with the company's ownership of market-risk sensitive financial instruments (including interest rate risk and equity price risk) as of January 30, 1999 is not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CONSOLIDATED BALANCE SHEETS

                                                        January 30,       January 31,
  ($000, except per share data)                             1999                 1998

  ASSETS

  CURRENT ASSETS
         Cash and cash equivalents                            $ 80,083       $ 56,369
         Accounts receivable                                    11,566          8,122
         Merchandise inventory                                 466,460        418,825
         Prepaid expenses and other                             15,825         15,108
                                                            -------------------------
                Total Current Assets                           573,934        498,424

  PROPERTY AND EQUIPMENT
         Land and buildings                                     48,789         24,115
         Fixtures and equipment                                217,629        190,186
         Leasehold improvements                                142,716        144,247
         Construction-in-progress                               32,023         25,763
                                                            -------------------------
                                                               441,157        384,311
         Less accumulated depreciation and amortization        192,445        179,590
                                                            -------------------------
                                                               248,712        204,721

  Deferred income taxes and other assets                        47,660         34,808
                                                            -------------------------
  Total Assets                                                $870,306       $737,953


  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
         Accounts payable                                     $248,103       $201,998
         Accrued expenses and other                            114,151         82,290
         Accrued payroll and benefits                           40,885         39,458
                                                            -------------------------
                Total Current Liabilities                      403,139        323,746

         Long-term liabilities                                  42,464         33,526

  STOCKHOLDERS' EQUITY
         Common stock, par value $.01 per share
                Authorized 170,000,000 shares
                Issued and outstanding 46,250,000 and
                  47,917,000 shares                                462            479
         Additional paid-in capital                            215,831        195,562
         Retained earnings                                     208,410        184,640
                                                            -------------------------
                                                               424,703        380,681
                                                            -------------------------
  Total Liabilities and Stockholders' Equity                  $870,306       $737,953


     The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS



                                                  Year Ended          Year Ended      Year Ended
                                                  January 30,         January 31,      February 1,
  ($000, except per share data)                     1999                1998               1997

  SALES                                            $ 2,182,361       $ 1,988,692        $ 1,689,810

  COSTS AND EXPENSES
         Cost of goods sold and occupancy            1,513,889         1,388,098          1,194,136
         General, selling and administrative           415,284           374,119            332,439
         Depreciation and amortization                  33,514            30,951             28,754
         Interest expense (income)                         259              (265)              (360)
                                                 ---------------------------------------------------
                                                     1,962,946         1,792,903          1,554,969
                                                 ---------------------------------------------------

  Earnings before taxes                                219,415           195,789            134,841
  Provision for taxes on earnings                       85,572            78,315             53,936
                                                 ---------------------------------------------------
  Net earnings                                     $   133,843       $   117,474        $    80,905
                                                 ---------------------------------------------------

  EARNINGS PER SHARE
         Basic                                     $      2.85       $      2.40        $      1.62
         Diluted                                   $      2.80       $      2.35        $      1.58


  WEIGHTED AVERAGE SHARES OUTSTANDING (000)
         Basic                                          47,035            48,928             50,031
         Diluted                                        47,850            50,002             51,311


     The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                Common Stock              Additional
                                            ---------------------           Paid-In         Retained
      (000)                                 Shares         Amount           Capital         Earnings           Total

  BALANCE AT FEBRUARY 3, 1996                49,202        $     492        $ 133,163        $ 157,861        $ 291,516
  Common stock issued under stock
       plans, including tax benefit           4,617               46           44,301                            44,347
  Common stock repurchased                   (4,487)             (45)         (13,298)         (67,087)         (80,430)
  Net earnings                                                                                  80,905           80,905
  Dividends declared                                                                            (7,495)          (7,495)
                                          ------------------------------------------------------------------------------
  BALANCE AT FEBRUARY 1, 1997                49,332              493          164,166          164,184          328,843
  Common stock issued under stock
       plans, including tax benefit           1,585               16           41,718                            41,734
  Common stock repurchased                   (3,000)             (30)         (10,322)         (87,794)         (98,146)
  Net earnings                                                                                 117,474          117,474
  Dividends declared                                                                           (9,224)          (9,224)
                                          ------------------------------------------------------------------------------
  BALANCE AT JANUARY 31, 1998                47,917              479          195,562          184,640          380,681
  Common stock issued under stock
       plans, including tax benefit           1,151               11           30,886                            30,897
  Common stock repurchased                   (2,818)             (28)         (10,617)         (99,353)        (109,998)
  Net earnings                                                                                 133,843          133,843
  Dividends declared                                                                           (10,720)         (10,720)
                                          ------------------------------------------------------------------------------
  BALANCE AT JANUARY 30, 1999                46,250        $     462        $ 215,831        $ 208,410        $ 424,703


     The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Year Ended        Year Ended       Year Ended
                                                         January 30,       January 31,      February 1,
      ($000)                                                    1999              1998            1997

  CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                             $ 133,843        $ 117,474        $  80,905
  Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Depreciation and amortization of property and
       equipment                                              33,514           30,951           28,754
       Other amortization                                      9,734            8,527            6,613
       Deferred income taxes                                  (4,411)          (1,732)          (7,366)
  Change in assets and liabilities:
       Merchandise inventory                                 (47,635)         (45,135)         (77,724)
       Other current assets - net                             (4,161)          (2,110)             (49)
       Accounts payable                                       45,735           17,481           45,964
       Other current liabilities - net                        31,101          (10,379)          39,566
       Other                                                   2,780            2,685              339
                                                         ----------------------------------------------
       Net cash provided by operating activities             200,500          117,762          117,002
                                                         ----------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                        (78,452)         (33,322)         (37,105)
                                                         ----------------------------------------------
       Net cash used in investing activities                 (78,452)         (33,322)         (37,105)
                                                         ----------------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt                                      0                0           (9,807)
  Issuance of common stock related to stock plans             22,014           34,106           38,703
  Repurchase of common stock                                (109,998)         (98,146)         (80,430)
  Dividends paid                                             (10,350)          (8,808)          (7,012)
                                                         ----------------------------------------------
       Net cash used in financing activities                 (98,334)         (72,848)         (58,546)
                                                         ----------------------------------------------
  Net increase in cash and cash equivalents                   23,714           11,592           21,351
  Cash and cash equivalents:
       Beginning of year                                      56,369           44,777           23,426
                                                         ----------------------------------------------
       End of year                                         $  80,083        $  56,369        $  44,777


  SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid                                            $   1,082        $     537        $     831
  Income taxes paid                                        $  62,779        $  85,529        $  42,590


      The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 are referred to as 1998, 1997 and 1996, respectively.

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS. The company is an off-price retailer of first quality, branded apparel, shoes and accessories, as well as gift items, linens and other home-related merchandise for the entire family. At January 30, 1999, the company operated 349 stores. The company's headquarters, one distribution center, two warehouses and 44% of its stores are located in California.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and accounts have been eliminated. Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation.

USE OF ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS. Cash equivalents are highly liquid, fixed income instruments purchased with a maturity of three months or less.

MERCHANDISE INVENTORY. Merchandise inventory is stated at the lower of cost or market determined under the unit cost method.

ADVERTISING.  Advertising costs are expensed when incurred.

DEFERRED RENT. Many of the company's leases signed since 1988 contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of 1998 and 1997, the balance of deferred rent was $11.1 million and $10.6 million, respectively, and is included in long-term liabilities.

INTANGIBLE ASSETS. Included in other assets are lease rights and interests, consisting of payments made to acquire store leases, which are amortized over the remaining applicable life of the lease. Also included in other assets is the excess of cost over the acquired net assets, which is amortized on a straight-line basis over a period of 40 years.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to 12 years for equipment and 20 to 40 years for real property. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs are included in fixtures and equipment and are amortized over their estimated useful life of five years.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles, including goodwill, held and used by the company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the company's review as of January 30, 1999 and January 31, 1998, no adjustments were recognized to the carrying value of such assets.

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

EARNINGS PER SHARE (EPS). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

                                                     Effect of
                                    Basic          Dilutive Stock           Diluted
                                     EPS              Options                 EPS
  1998
      Shares                           47,035                 815            47,850
      Amount                          $  2.85             $ (.05)           $  2.80
  1997
      Shares                           48,928               1,074            50,002
      Amount                          $  2.40             $ (.05)           $  2.35
  1996
      Shares                           50,031               1,280            51,311
      Amount                          $  1.62             $ (.04)           $  1.58



SEGMENT REPORTING. Effective February 1, 1998, Ross adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The company's operations include only activities related to the sale of apparel and home accessories through similar stores throughout the United States and therefore comprise only one segment.


NOTE B: LONG-TERM DEBT

The company had no outstanding debt at year-end 1998 and 1997. The weighted average interest rates on borrowings during 1998, 1997 and 1996 were 5.8%, 5.8% and 8.3%, respectively.

BANK CREDIT FACILITIES. The company has available under its principal credit agreement a $160.0 million revolving credit facility and a $30.0 million credit facility, the latter solely for the issuance of letters of credit, both of which expire September 2002. Interest is payable upon borrowing maturity but no less than quarterly. At year-end 1998 and 1997, the company had $15.6 million and $16.6 million, respectively, in outstanding letters of credit. Borrowing under the credit facilities is subject to the company's maintaining certain interest rate coverage and leverage ratios. As of January 30, 1999, the company was in compliance with these bank covenants.

In addition, the company has $45.0 million in uncommitted short-term bank lines of credit. When utilized, interest is payable monthly under several pricing options.

Included in accounts payable are checks outstanding in excess of cash balances of approximately $44.1 million and $50.6 million at year-end 1998 and 1997, respectively. The company can utilize its revolving line of credit to cover payment of these checks as they clear the bank.


NOTE C: LEASES

In June 1998, the company purchased its Newark, California, distribution center and corporate headquarters for $24.6 million with funding provided by cash generated by operations and bank borrowings under the company's existing credit agreement. In November 1998 and September 1997, the company entered into five-year leases for two additional warehouses in Newark, California. In February 1998 and August 1998, the company entered into two leases for warehouses in Carlisle, Pennsylvania, with lease terms of three years and three and a half years, respectively. These four leased facilities are being used to store packaway merchandise. In addition, the company leases its store sites, selected computer and related equipment, and distribution center equipment under operating leases with original, noncancelable terms that in general range from three to fifteen years, expiring through 2014. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on percentage of sales and for payment of certain expenses.

The aggregate future minimum annual lease payments under leases in effect at year-end 1998 are as follows:


                          ($000)                               Amounts
                          1999                                $116,484
                          2000                                 110,477
                          2001                                  98,275
                          2002                                  84,324
                          2003                                  73,845
                          Later years                          264,150
                                                            -----------
                          TOTAL                               $747,555


Total rent expense for all operating leases is as follows:

           ($000)                       1998          1997          1996

           Minimum rentals          $106,696      $100,109       $91,746


NOTE D: TAXES ON EARNINGS

The provision for taxes consists of the following:

  ($000)                 1998            1997            1996

  CURRENT
       Federal       $ 75,847        $ 65,754        $ 49,628
       State           14,136          14,294          11,674
                   -------------------------------------------
                       89,983          80,048          61,302

  DEFERRED
       Federal        (4,107)         (1,693)         (6,385)
       State            (304)            (40)           (981)
                   -------------------------------------------
                      (4,411)         (1,733)         (7,366)
                   -------------------------------------------
  TOTAL              $ 85,572        $ 78,315        $ 53,936


In 1998, 1997 and 1996, the company realized tax benefits of $10.9 million, $14.1 million and $14.0 million, respectively, related to stock options exercised and the vesting of restricted stock that were credited to additional paid-in capital.

The provisions for taxes for financial reporting purposes are different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

                                                       1998      1997      1996

  Federal income taxes at the statutory rate            35%       35%       35%

  Increased income taxes resulting from
       state income taxes, net of federal benefit        4%        5%        5%
                                                    ----------------------------
                                                        39%       40%       40%


The components of the net deferred tax assets at year-end are as follows:

        ($000)                               1998            1997

        DEFERRED TAX ASSETS
        Deferred compensation              $ 15,765        $  9,724
        Employee benefits                     6,610           5,794
        Straight-line rent                    4,519           4,457
        Non-deductible reserves               3,895           2,391
        California franchise taxes            2,657           2,324
        Reserve for uninsured losses          2,049           1,525
        All other                               135             391
                                         ---------------------------
                                             35,630          26,606

        DEFERRED TAX LIABILITIES
        Depreciation                        (18,210)        (15,347)
        Inventory                            (4,297)         (2,308)
        Supplies                             (1,849)         (1,617)
        Prepaid expenses                     (1,377)         (1,974)
        All other                              (191)            (65)
                                         ---------------------------
                                            (25,924)        (21,311)
                                         ---------------------------

        NET DEFERRED TAX ASSETS            $  9,706        $  5,295


NOTE E: EMPLOYEE BENEFIT PLANS

The company has available to certain employees a profit sharing retirement plan. Under the plan, employee and company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. In 1987, the company adopted an Incentive Compensation Program, which provides cash awards to key management employees based on the company's and the individual's performance. In 1991, the company began offering a Supplemental Retirement Plan, which allows eligible employees to purchase annuity contracts. In 1993, the company made available to management a Nonqualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) Plan. This plan does not qualify under
Section 401(k) of the Internal Revenue Code.


NOTE F: STOCKHOLDERS' EQUITY

PREFERRED STOCK. The company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock has been issued or outstanding during the past three years.

COMMON STOCK. The company's Board of Directors has approved repurchase programs over the past several years that resulted in the buyback of 2.8 million shares at an average price of $39.04 in 1998, 3.0 million shares at an average price of $32.72 in 1997, and 4.5 million shares at an average price of $17.93 in 1996. In January 1999, the company's Board of Directors authorized an expansion and continuation of these repurchase programs for additional shares of the company's common stock totaling up to $120.0 million.

DIVIDENDS. The company's Board of Directors declared dividends of $.065 per common share in January 1999; $.055 per common share in January, May, August and November 1998; and $.045 per common share in January, May, August and November 1997.

STOCK-BASED COMPENSATION PLANS. At January 30, 1999, the company had four stock-based compensation plans which are described below. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," establishes a fair value method of accounting for stock options and other equity instruments. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS 123, the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

      ($000, except per share data)                                    1998             1997               1996

        NET INCOME                            As reported       $   133,843       $   117,474       $   80,905
                                              Pro forma         $   128,820       $   114,109       $   79,011

        BASIC EARNINGS PER SHARE              As reported       $      2.85       $      2.40       $     1.62
                                              Pro forma         $      2.74       $      2.33       $     1.58

        DILUTED EARNINGS PER SHARE            As reported       $      2.80       $      2.35       $     1.58
                                              Pro forma         $      2.71       $      2.29       $     1.54

The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

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

     A summary of the activity under the company's two option plans for 1998, 1997 and 1996 is presented below:

                                                            Weighted
                                          Number of          Average
                                             Shares         Exercise
                                              (000)           Price
        Outstanding and exercisable at
               February 3, 1996               5,999        $    7.49
                    Granted                   1,286        $   15.07
                    Exercised                (3,904)       $    7.95
                    Forfeited                  (148)       $    9.01
        Outstanding and exercisable at
               February 1, 1997               3,233        $    9.89
                    Granted                   1,025        $   26.65
                    Exercised                (1,155)       $    9.00
                    Forfeited                  (249)       $   11.03
        Outstanding and exercisable at
               January 31, 1998               2,854        $   16.17
                    Granted                   1,127        $   39.36
                    Exercised                  (700)       $   12.53
                    Forfeited                  (153)       $   24.71
        Outstanding and exercisable at
               January 30, 1999               3,128        $   24.92

At year-end 1998, 1997 and 1996, there were 2.9 million, 1.5 million and 2.3 million shares, respectively, available for future issuance under these plans.

The weighted average fair values per share of options granted during 1998, 1997 and 1996 were $12.42, $7.98 and $4.72, respectively. For determining pro forma earnings per share, the fair values for each option granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: (i) dividend yield of 0.6%, 0.6% and 0.8%; (ii) expected volatility of 45.8%, 43.0% and 43.8%;
(iii) risk-free interest rate of 5.2%, 6.2% and 5.9%; and (iv) expected life of
3.3 years, 3.3 years and 3.4 years. The company's calculations are based on a multiple option approach, and forfeitures are recognized as they occur.

The following table summarizes information about stock options outstanding and exercisable at January 30, 1999:


                                                             Weighted Average
                                        ------------------------------------------------------
                                                                 Remaining
                                         Number of Shares    Contractual Life
    Range of Exercise Prices                   (000)              (Years)       Exercise Price

    $4.25 to $9.50                              580                4.57             $ 6.29
    $9.56 to $19.00                             555                6.83             $13.48
    $19.88 to $25.69                            137                7.90             $24.11
    $25.88 to $25.88                            628                7.94             $25.88
    $26.19 to $40.25                            523                9.46             $33.56
    $40.31 to $46.00                            705                9.09             $42.17
                                                ---
    TOTALS                                    3,128                7.63             $24.92
                                              -----
                                              -----



EMPLOYEE STOCK PURCHASE PLAN. Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the company's common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 1998, 1997 and 1996, employees purchased approximately 75,000, 86,000 and 155,000 shares, respectively, of the company's common stock under the plan at weighted average per-share prices of $30.89, $21.79 and $8.89, respectively. Through January 30, 1999, approximately 1,598,000 shares had been issued under this plan and 402,000 shares remained available for future issuance.

The weighted average fair values of the 1998, 1997 and 1996 awards were $12.53, $8.20 and $6.72 per share, respectively. For determining pro forma earnings per share, the fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model using the following assumptions for 1998, 1997 and 1996, respectively: (i) dividend yield of 0.6%, 0.6% and 0.8%; (ii) expected volatility of 49.3%, 43.1% and 48.1%; (iii) risk-free interest rate of 5.0%, 5.6% and 5.5%; and (iv) expected life of 1.0 year, 1.0 year and 1.0 year.

RESTRICTED STOCK PLAN. The company's Restricted Stock Plan provides for stock awards to officers and certain key employees. All awards under the plan entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The market value of these shares at date of grant is amortized to expense ratably over the vesting period of generally two to five years. At year-end 1998, 1997 and 1996, the unamortized compensation expense was $15.3 million, $9.4 million and $7.1 million, respectively. A summary of restricted stock award activity follows:


            RESTRICTED STOCK PLAN (000)                  1998           1997           1996

   Shares available for grant beginning of year         2,530          2,872          1,431
   New shares authorized                                                              2,000
   Restricted shares granted                            (407)           (390)          (559)
   Restricted shares forfeited                             26             48
                                                -------------------------------------------
   Shares available for grant end of year               2,149          2,530          2,872
                                                -------------------------------------------
                                                -------------------------------------------
   Weighted average market value per share
      on grant date                                    $38.55         $26.55         $15.46
                                                -------------------------------------------
                                                -------------------------------------------


NOTE G: LEGAL PROCEEDINGS
The company is party to various legal proceedings arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect on the company's financial condition or results of operations.

NOTE H: QUARTERLY FINANCIAL DATA (UNAUDITED)

                              13 Weeks Ended     13 Weeks Ended     13 Weeks Ended     13 Weeks Ended      52 Weeks  Ended
                                      May 2,          August 1,        October 31,         January 30,          January 30,
                                        1998               1998              1998                1999                 1999
($000, except per share data)

Sales                          $    484,276        $    536,975        $    531,139        $   629,971        $   2,182,361
Gross margin, after
  occupancy                         147,460             164,979             165,485            190,548              668,472
Net earnings                         27,850              32,409              28,005             45,579              133,843
Net earnings per
  diluted share                         .57                 .67                 .59                .97                 2.80
Dividends declared per
  share on common stock                                    .055                .055                .12(1)               .23
Closing stock price(2)
  High                         $      48.31        $      49.69        $      44.00        $     40.69        $       49.69
  Low                          $      33.56        $      40.38        $      24.44        $     31.88        $       24.44


                             13 Weeks Ended     13 Weeks Ended     13 Weeks Ended       13 Weeks Ended      52 Weeks Ended
                                     May 3,          August 2,        November 1,           January 31,        January 31,
                                       1997               1997               1997                  1998               1998
($000, except per share data)

Sales                          $    442,841        $    490,679        $    482,875        $   572,297        $   1,988,692
Gross margin, after
  occupancy                         133,328             149,570             147,910            169,786              600,594
Net earnings                         23,753              27,998              25,055             40,668              117,474
Net earnings per
  diluted share                         .47                 .55                 .50                .83                 2.35
Dividends declared per
  share on common stock                                    .045                .045                .10(3)               .19
Closing stock price(2)
  High                         $      29.25        $      34.06        $      38.00        $     41.81        $       41.81
  Low                          $      20.19        $      26.50        $      29.00        $     32.50        $       20.19

1 Includes $.055 per share dividend declared November 1998 and $.065 per share dividend declared January 1999.
2 Ross Stores, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market-SM- under the symbol ROST.
3 Includes $.045 per share dividend declared November 1997 and $.055 per share dividend declared January 1998.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California



     We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of January 30, 1999 and January 31, 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the company as of January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE L.L.P.
San Francisco, California
March 12, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated herein by reference to the sections entitled (i) "Executive Officers of the Registrant" at the end of
Part I of this report; (ii) "Information Regarding Nominees and Incumbent Directors" of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 27, 1999 (the "Proxy Statement"); and
(iii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation Committee Interlocks and Insider Participation"; (ii) "Compensation of Directors"; (iii) "Employment Contracts, Termination of Employment and Change-in-Control Arrangements"; and (iv) the following tables, and their footnotes: Summary Compensation, Option Grants in Last Fiscal Year and Aggregated Option Exercises and Year-End Values.


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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

          1.   List of Financial Statements.

                    The following consolidated financial statements included herein as Item 8:

               Consolidated Balance Sheets at January 30, 1999 and January 31,
                    1998.

               Consolidated Statements of Earnings for the years ended January
                    30, 1999, January 31, 1998 and February 1, 1997.

               Consolidated Statements of Stockholders' Equity for the years ended January 30, 1999, January 31, 1998, and February 1, 1997.

               Consolidated Statements of Cash Flows for the years ended January
                    30, 1999, January 31, 1998 and February 1, 1997.

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


                                  ROSS STORES, INC.
                                  ----------------------------
                                  (Registrant)


         Date:  April 28, 1999    By: /s/Michael Balmuth
                                      Michael Balmuth
                                      Vice Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                  TITLE                              DATE


/s/Michael Balmuth           Vice Chairman and                    April 28, 1999
Michael Balmuth              Chief Executive Officer

/s/M. Wilmore                President, Chief Operating           April 28, 1999
Melvin A. Wilmore             Officer and Director

/s/J. Call                   Senior Vice President,               April 28, 1999
John G. Call                 Chief Financial Officer,
                             Principal Accounting Officer and
                             Corporate Secretary

/s/Norman A. Ferber          Chairman of the Board                April 28, 1999
Norman A. Ferber

/s/Lawrence M. Higby         Director                             April 28, 1999
Lawrence M. Higby

/s/Stuart G. Moldaw          Chairman Emeritus                    April 28, 1999
Stuart G. Moldaw             and Director

/s/G. Orban                  Director                             April 28, 1999
George P. Orban

/s/Philip Schlein            Director                             April 28, 1999
Philip Schlein

/s/Donald H. Seiler          Director                             April 28, 1999
Donald H. Seiler

/s/D. L. Weaver              Director                             April 28, 1999
Donna L. Weaver

                                INDEX TO EXHIBITS

       Exhibit
       Number                                        Exhibit

        3.1     Corrected First Restated Certificate of Incorporation of Ross
                Stores, Inc. ("Ross Stores"), dated and filed with the Delaware
                Secretary of State on March 17, 1999.

        3.2 Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

        10.1    Credit Agreement, dated September 15, 1997, among Ross Stores,
                Bank of America, National Trust and Savings Association ("Bank of America") as Agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.2 to the Form
                10-Q filed by Ross Stores for its quarter ended November 1, 1997.

        10.2    Letter of Credit Agreement, dated September 15, 1997, between
                Ross Stores and Bank of America, incorporated by reference to
                Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended November 1, 1997.

        10.3    Amendment to Credit Agreement, dated October 7, 1997, between
                Ross Stores and Bank of America, incorporated by reference to
                Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended November 1, 1997.

        10.4 Second Amendment to Credit Agreement, dated January 30, 1998, between Ross Stores and Bank of America, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores for the fiscal year ended January 31, 1998.

                MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.5 -
                10.36)

        10.5 Amended and Restated 1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended August 1 1998.

        10.6    Third Amended and Restated Ross Stores Employee Stock Purchase
                Plan.

        10.7    Third Amended and Restated Ross Stores 1988 Restricted Stock
                Plan.

        10.8    Amended and Restated 1991 Outside Directors Stock Option Plan.

        10.9    Ross Stores Executive Medical Plan.

        10.10   Ross Stores Executive Dental Plan. Third 10.11 Third Amended and
                Restated Ross Stores Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the Form 10-K filed by Ross Stores for the fiscal year ended January 29, 1994.

        10.12   Ross Stores Second Amended and Restated Non-Qualified Deferred
                Compensation Plan.

        10.13   Ross Stores Incentive Compensation Plan.

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

       Exhibit
       Number                                    Exhibit

        10.16   Amendment to Amended and Restated Employment Agreement between
                Ross Stores and Norman A. Ferber effective as of March 20, 1997, incorporated by reference to Exhibit 10.19 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

        10.17 Third Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of April
                15, 1997, incorporated by reference to Exhibit 10.20 to the Form
                10-Q filed by Ross Stores for its quarter ended May 3, 1997.

        10.18 Fourth Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of November 20, 1997, incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores for its fiscal year ended
                January 31, 1998.

        10.19 Fifth Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of December 16, 1998.

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

        10.24   Fourth Amendment to Employment Agreement by and between Ross
                Stores and Melvin A. Wilmore, entered into May 19, 1997, incorporated by reference to Exhibit 10.25 to the Form 10-Q filed by Ross Stores for its quarter ended August 2, 1997.

        10.25   Fifth Amendment to Employment Agreement by and between Ross
                Stores and Melvin A. Wilmore, entered into June 29, 1998, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1998.

        10.26 Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 3, 1999.

        10.27 Employment Agreement between Ross Stores and Barry S. Gluck, effective as of March 1, 1996, incorporated by reference to
                Exhibit 10.23 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

        10.28   First Amendment to Employment Agreement between Ross Stores and
                Barry S. Gluck, dated September 1, 1996, incorporated by reference to Exhibit 10.28 to the Form 10-Q filed by Ross Stores for its quarter ended November 2, 1996.

        10.29   Second Amendment to Employment Agreement between Ross Stores and
                Barry S. Gluck, dated March 1, 1998, incorporated by reference to Exhibit 10.30 to the Form 10-Q filed by Ross Stores for its quarter ended May 2, 1998.

       Exhibit
       Number                                     Exhibit

        10.30 Employment Agreement between Ross Stores and Irene A. Jamieson, effective as of March 1, 1996, incorporated by reference to
                Exhibit 10.24 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

        10.31   First Amendment to Employment Agreement between Ross Stores and
                Irene A. Jamieson, dated September 1, 1996, incorporated by reference to Exhibit 10.30 to the Form 10-Q filed by Ross Stores for its quarter ended November 2, 1996.

        10.32   Second Amendment to Employment Agreement between Ross Stores and
                Irene A. Jamieson dated March 1, 1998, incorporated by reference to Exhibit 10.33 to the Form 10-Q filed by Ross Stores for its quarter ended May 2, 1998.

        10.33 Employment Agreement between Ross Stores and Barbara Levy, effective as of March 1, 1996, incorporated by reference to
                Exhibit 10.25 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

        10.34   First Amendment to Employment Agreement between Ross Stores and
                Barbara Levy, dated September 1, 1996, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross Stores for its quarter ended November 2, 1996.

        10.35   Second Amendment to Employment Agreement between Ross Stores and
                Barbara Levy, dated March 1, 1998, incorporated by reference to
                Exhibit 10.36 to the Form 10-Q filed by Ross Stores for its quarter ended May 2, 1998.

        10.36 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of April 1, 1997, incorporated by reference to
                Exhibit 10.34 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

        23      Independent Auditors' Consent.

        27      Financial Data Schedules (submitted for SEC use only).