Form 10-Q
period 1998-05-01
ROSS STORES INC
filed 1999-06-14
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


               (Mark one)
_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended May 1, 1999


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

The number of shares of Common Stock, with $.01 par value, outstanding on May 29, 1999 was 45,661,134.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)                                                        May 1, January 30,       May 2,
ASSETS                                                          1999        1999         1998
                                                         (Unaudited)    (Note A)  (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                 $ 33,307    $ 80,083     $ 29,725
  Accounts receivable                                         15,199      11,566       10,513
  Merchandise inventory                                      516,107     466,460      460,578
  Prepaid expenses and other                                  16,301      15,825       15,304
                                                             _______     _______      _______
     Total Current Assets                                    580,914     573,934      516,120

PROPERTY AND EQUIPMENT
  Land and buildings                                          48,937      48,789       24,183
  Fixtures and equipment                                     225,571     217,629      196,609
  Leasehold improvements                                     146,020     142,716      145,849
  Construction-in-progress                                    30,878      32,023       24,563
                                                             _______     _______      _______
                                                             451,406     441,157      391,204
  Less accumulated depreciation and amortization             201,613     192,445      186,951
                                                             _______     _______      _______
                                                             249,793     248,712      204,253

Deferred income taxes and other assets                        50,439      47,660       40,934
                                                             _______     _______      _______
TOTAL ASSETS                                                $881,146    $870,306     $761,307


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $253,473    $248,103     $216,013
  Accrued expenses and other                                 122,549     114,151       93,164
  Accrued payroll and benefits                                31,262      40,885       27,773
                                                             _______     _______      _______
     Total Current Liabilities                               407,284     403,139      336,950

Long-term liabilities                                         45,570      42,464       40,085

STOCKHOLDERS' EQUITY
  Common stock                                                   458         462          478
  Additional paid-in capital                                 217,867     215,831      199,008
  Retained earnings                                          209,967     208,410      184,786
                                                             _______     _______      _______
                                                             428,292     424,703      384,272
                                                            ________    ________     ________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $881,146    $870,306     $761,307

See notes to condensed consolidated financial statements.


ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                             Three Months Ended
                                             ____________________
                                              May 1,       May 2,
($000 except per share data, unaudited)         1999         1998

Sales                                       $550,825     $484,276

Costs and Expenses

  Cost of goods sold and occupancy           379,378      336,816
  General, selling and administrative        106,192       94,057
  Depreciation and amortization                9,320        7,882
  Interest income                              (162)        (135)
                                             494,728      438,620

Earnings before taxes                         56,097       45,656
Provision for taxes on earnings               21,934       17,806
Net earnings                                 $34,163      $27,850

Net earnings per share:

  Basic                                         $.74         $.58

  Diluted                                       $.73         $.57

Weighted average shares outstanding:

  Basic                                       45,964       47,849

  Diluted                                     46,740       48,814

Stores open at end of period                     355          331

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended

                                                                      May 1,      May 2,
($000, unaudited)                                                       1999        1998

CASH FLOWS FROM OPERATING ACTIVITES
Net earnings                                                         $34,163     $27,850
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities:
  Depreciation and amortization of property and equipment              9,320       7,882
  Other amortization                                                   2,498       2,412
  Change in assets and liabilities:
     Merchandise inventory                                           (49,647)    (41,753)
     Other current assets - net                                       (4,109)     (2,587)
     Accounts payable                                                  8,376      16,651
     Other current liabilities - net                                 (10,882)     (3,698)
         Other                                                         1,025       1,519
                                                                    _________    ________
     Net cash provided by (used in) operating activities              (9,256)      8,276

CASH FLOWS FROM INVESTING ACTIVITES
Additions to property and equipment                                  (17,247)    (11,519)
                                                                     ________    ________
      Net cash used in investing activities                          (17,247)    (11,519)

CASH FLOWS FROM FINANCING ACTIVITES
Borrowing under lines of credit                                       15,600       5,700
Issuance of common stock related to stock plans                        3,118       3,937
Repurchase of common stock                                           (36,000)    (30,418)
Dividends paid                                                        (2,991)     (2,620)
                                                                     ________    ________
     Net cash used in financing activities                           (20,273)    (23,401)
                                                                     ________    ________
Net decrease in cash and cash equivalents                            (46,776)    (26,644)
Cash and cash equivalents:
     Beginning of year                                                80,083      56,369
                                                                     _______     ________
     End of quarter                                                  $33,307     $29,725

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                            $42         $55
Income taxes paid                                                    $19,535      $3,934

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Three Months Ended May 1, 1999 and May 2, 1998
                           (Unaudited)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 1, 1999 and May 2, 1998; the interim results of operations for the three months ended May 1, 1999 and May 2, 1998; and changes in cash flows for the three months ended May 1, 1999 and May 2, 1998.
The balance sheet at January 30, 1999, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended. Certain reclassifications have been made to the 1998 presentation to conform to the 1999 presentation.
Accounting policies followed by the company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 30, 1999.
The results of operations for the three-month period herein presented are not necessarily indicative of the results to be expected for the full year.
The condensed consolidated financial statements at May 1, 1999 and May 2, 1998, and for the three months then ended, have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of May 1, 1999 and May 2, 1998, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ross Stores, Inc. as of January 30, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP
San Francisco, CA
May 21, 1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may vary significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward-Looking Statements and Factors Affecting Future Performance" below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements in the Company's 1998 Form 10-K. All information is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS

PERCENTAGE OF SALES
                                          Three Months Ended

                                              May 1,    May 2,
                                               1999      1998
SALES
 Sales ($000)                              $550,825  $484,276
 Sales growth                                 13.7%      9.4%
 Comparable store sales                          7%        4%
growth

COSTS AND EXPENSES
 Cost of goods sold and occupancy              68.9%     69.6%
 General, selling and administrative           19.3%     19.4%
 Depreciation and amortization                  1.7%      1.6%
 Interest income                                (0%)      (0%)

NET EARNINGS                                    6.2%      5.8%


Sales

The increase in sales for the three months ended May 1, 1999, compared to the same period in the prior year, reflects an increase in the number of stores open during the current period as well as an increase in comparable store sales.

Costs and Expenses

Cost of goods sold and occupancy expenses as a percentage of sales for the three months ended May 1,1999 decreased compared to the same period in the prior year, primarily due to (i) leverage on occupancy costs realized from the increase in comparable store sales; and (ii) improved merchandise margins, mainly from higher initial markups.

The decrease in general, selling and administrative expenses as a percentage of sales for the three months ended May 1, 1999, compared to the same period in the prior year, primarily reflects leverage realized from the increase in comparable store sales.

Net Earnings

The increase in net earnings as a percentage of sales in the three months ended May 1, 1999, compared to the same period in the prior year, is primarily due to the improvement in the cost of goods sold and occupancy expenses ratio.

Income Taxes Paid

The company paid $19.5 million in income taxes in the quarter ended May 1, 1999, versus $3.9 million in the quarter ended May 2, 1998. This increase in income taxes paid primarily resulted from the timing of certain tax deductions taken by the company related to its employee common stock plans. The Company's effective tax rate in each quarter was approximately 39%.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash during the three months ended May 1, 1999 were for (i) the purchase of inventory; (ii) the repurchase of the company's common stock; and (iii) capital expenditures for new stores, improvements to existing locations, improvements in management information systems, and various expenditures to improve the central office and distribution centers.

Total consolidated inventories increased 12% at May 1, 1999 from May 2, 1998, due mainly to a 7% increase in the number of stores open at the end of each period and a planned increase in the level of packaway merchandise.

The increase in accounts payable at May 1, 1999 from May 2, 1998 resulted mainly from the higher level of inventory purchases over the prior year. The increase in accrued expenses and other in these same periods is due primarily to higher sales tax accruals, an increase in short-term borrowings and an increase in income taxes payable.

In January 1999, the company announced a $120 million common stock repurchase program. In the three months ended May 1, 1999, the company repurchased approximately 828,000 shares for an aggregate purchase price of approximately $36 million.

The company believes it can fund its operating cash requirements and capital needs for the balance of this fiscal year (and for the next fiscal year) through internally generated cash, trade credit, established bank lines and lease financing.

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

The company uses a variety of IT Systems, internally developed and third-party provided software and embedded chip equipment, depending upon business function and location. For these IT Systems, software and embedded chip equipment, the company has divided its year 2000 efforts into four phases: (i) identification and inventorying of IT Systems and embedded chip equipment with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the company's operations; (iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement;
(iv) testing for and validation of year 2000 compliance, including integration testing. Phases (i) and (ii) are complete across all business functions and locations. The company has categorized as "mission critical" those IT Systems and embedded chip equipment whose failure would cause cessation of store operations, or could otherwise have a sustained and significant detrimental financial impact on the company. All mission critical IT Systems either are currently in phase (iv) or have been completed through phase (iv). The majority of embedded chip equipment is in phase (iv). As of May 1999, over 90% of the company's mission critical IT Systems were determined to be year 2000 compliant, or replacements, changes, upgrades or workarounds have been identified, tested and deployed. The company is in the process of conducting a comprehensive program of integration testing of its IT Systems in order to ensure that all systems still work together properly and without year 2000 problems.
This integration testing began in the third quarter of 1998 and will be completed by mid-1999.

The company's operations are also dependent on the year 2000 readiness of third parties that do business with the company. In particular, the company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point-of-sale transactions, and the company is dependent on third-party suppliers of such infrastructure elements as, but not limited to, telecommunications services, electric power, water and banking facilities. The company does not depend to any significant degree on any single merchandise vendor or upon electronic transaction processing with individual vendors for merchandise purchases. The company has identified and initiated formal communications with these third parties to determine the extent to which the company will be vulnerable to such parties' failure to resolve their own year 2000 issues. The company has received responses from over 90% of those suppliers and merchandise vendors that it believes are highly critical to its year 2000-remediation efforts. As a follow-up, the company plans to seek to determine whether the supplier is taking appropriate steps to achieve year 2000 readiness and to be prepared to continue functioning effectively as a supplier in accordance with the company's business needs. The company is assessing its risks with respect to failure by third parties to be year 2000 compliant and intends to seek to mitigate those risks. The company is also developing contingency plans, discussed below, to address issues related to suppliers the company determines are not making sufficient progress toward becoming year 2000 compliant.

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

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE
PERFORMANCE

This report includes a number of forward-looking statements, which reflect the company's current beliefs and estimates with respect to future events and the company's future financial performance, operations and competitive strengths. The words "expect," "anticipate," "estimate," "believe" and similar expressions identify forward-looking statements.

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

As a result, the forward-looking statements that are contained herein are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, successful implementation of the company's merchandise diversification strategy, the company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise and greater than planned costs, including those that could be related to necessary modifications to or replacements of the company's IT Systems and embedded chip equipment to enable them to process information with dates or date ranges spanning the year 2000 and beyond. If unforeseen difficulties arise or such modifications and replacements are not completed timely, or if the company's vendors' or suppliers' IT Systems and embedded chip equipment are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on the operations of the company. In addition, the company's corporate headquarters, one of its distribution centers and 44% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the company's operating results and financial condition.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Management believes that the market risk associated with the company's ownership of market-risk sensitive financial instruments (including interest rate risk and equity price risk) as of May 1, 1999 is not material.

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



                           ROSS STORES, INC.
                           Registrant



Date:  June 14, 1999       /s/John G. Call
                           John G. Call, Senior Vice President,
                           Chief Financial Officer and Principal
                           Accounting Officer

                        INDEX TO EXHIBITS

Exhibit
Number       Exhibit

3.1 Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-
         K filed by Ross Stores for its year ended January 30, 1999.

3.2 Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross
         Stores for its quarter ended July 30, 1994.

10.36    Consulting Agreement between Ross Stores and Stuart G.
         Moldaw, effective as of April 1, 1999, through March
         31, 2002.

10.37    Employment Agreement between Ross Stores and Michael
         Hamilton, effective as of March 1, 1999, through March
         1, 2002.

10.38    Employment Agreement between Ross Stores and James
         Fassio, effective as of April 1, 1999, through April 1,
         2002.

15       Letter re: Unaudited Interim Financial Information.

27       Financial Data Schedules (submitted for SEC use only).