Form 10-Q
period 1999-07-31
ROSS STORES INC
filed 1999-09-10
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


               (Mark one)
      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended July 31, 1999


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

The number of shares of Common Stock, with $.01 par value, outstanding on August 28, 1999 was 45,235,261.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            July 31,   January 30,   August 1,
($000)                                                          1999          1999        1998

ASSETS
                                                         (Unaudited)     (Note A)  (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                 $ 30,119     $ 80,083     $ 31,972
  Accounts receivable                                         14,824       11,566       11,722
  Merchandise inventory                                      522,904      466,460      468,952
  Prepaid expenses and other                                  16,177       15,825       15,440
                                                            ________      _______      _______
     Total Current Assets                                    584,024      573,934      528,086

PROPERTY AND EQUIPMENT
  Land and buildings                                          49,111       48,789       48,748
  Fixtures and equipment                                     228,456      217,629      197,679
  Leasehold improvements                                     147,488      142,716      132,306
  Construction-in-progress                                    38,672       32,023       32,856
                                                             _______      _______      _______
                                                             463,727      441,157      411,589
  Less accumulated depreciation and amortization             208,708      192,445      177,271
                                                             _______      _______      _______
                                                             255,019      248,712      234,318

Deferred income taxes and other assets                        51,772       47,660       40,318
                                                             _______     ________     ________
TOTAL ASSETS                                                $890,815     $870,306     $802,722



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $245,182     $248,103     $212,249
  Accrued expenses and other                                  85,522       95,059       83,448
  Accrued payroll and benefits                                37,466       40,885       29,699
  Income taxes payable                                        21,803       19,092       12,620
  Short-term debt                                             17,200           -        27,500
                                                             _______      _______      _______
     Total Current Liabilities                               407,173      403,139      365,516

Long-term debt                                                  -            -          10,000
Long-term liabilities                                         47,703       42,464       41,119

STOCKHOLDERS' EQUITY
  Common stock                                                   453          462          472
  Additional paid-in capital                                 222,666      215,831      200,688
  Retained earnings                                          212,820      208,410      184,927
                                                             _______      _______      _______
                                                             435,939      424,703      386,087
                                                             _______      _______      _______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $890,815     $870,306     $802,722

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                 Three Months Ended            Six Months Ended
                                                July 31,    August 1,         July 31,     August 1,
($000, except per share data, unaudited)            1999         1998             1999        1998


Sales                                           $614,576     $536,975       $1,165,401    $1,021,251

Costs and Expenses

  Cost of goods sold and occupancy               424,143      371,996          803,521       708,812
  General, selling and administrative            117,677      103,355          223,869       197,412
  Depreciation and amortization                    9,132        8,230           18,452        16,112
  Interest expense                                   182          265               20           130
                                                 _______      _______        _________       _______
                                                 551,134      483,846        1,045,862       922,466

Earnings before taxes                             63,442       53,129          119,539        98,785
Provision for taxes on earnings                   24,806       20,720           46,740        38,526
                                                ________     ________       __________    __________
Net earnings                                    $ 38,636     $ 32,409       $   72,799    $   60,259


Net earnings per share:

  Basic                                            $ .85        $ .68           $ 1.59        $ 1.26

  Diluted                                          $ .83        $ .67           $ 1.56        $ 1.24

Weighted average shares outstanding:

  Basic                                           45,566       47,455           45,765        47,652

  Diluted                                         46,367       48,358           46,551        48,582

Stores open at end of period                         363          339              363           339

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                            July 31,   August 1,
($000, unaudited)                                                               1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                $72,799      $60,259
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities:
  Depreciation and amortization of property and equipment                   18,452        16,112
  Other amortization                                                         4,984         4,663
  Change in assets and liabilities:
     Merchandise inventory                                                 (56,445)      (50,127)
     Other current assets - net                                             (3,609)       (3,931)
     Accounts payable                                                           85        12,886
     Other current liabilities - net                                        (1,066)        6,668
     Other                                                                   2,201         3,109
                                                                            _______      ________
     Net cash provided by operating activities                              37,401        49,639

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                                        (35,421)      (49,825)
                                                                            ________      ________
  Net cash used in investing activities                                    (35,421)      (49,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under lines of credit                                             17,200        27,500
Proceeds of long-term debt                                                     -          10,000
Issuance of common stock related to stock plans                              8,803         6,347
Repurchase of common stock                                                 (71,988)      (62,825)
Dividends paid                                                              (5,959)       (5,233)
                                                                           ________      ________
  Net cash used in financing activities                                    (51,944)      (24,211)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (49,964)      (24,397)

Cash and cash equivalents:
  Beginning of year                                                         80,083        56,369
                                                                            -------       ______
  End of quarter                                                           $30,119       $31,972

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                 $105          $307
Income taxes paid                                                          $43,741       $21,947

See notes to condensed consolidated financial statements.


ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Three and Six Months Ended July 31, 1999 and August 1, 1998
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 31, 1999 and August 1, 1998; the results of operations for the three and six months ended July 31, 1999 and August 1, 1998; and changes in cash flows for the six months ended July 31, 1999 and August 1, 1998. The balance sheet at January 30, 1999, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended. Certain reclassifications have been made to the 1998 presentation to conform to the 1999 presentation.

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

The results of operations for the three-month and six-month periods herein presented are not necessarily indicative of the results to be expected for the full year.

NOTE B - SUBSEQUENT EVENT - STOCK SPLIT
On August 26, 1999, the company's Board of Directors approved a 2-for-1 split of the company's common stock, to be effected in the form of a 100% stock dividend paid on or about September 22, 1999, to all stockholders of record as of the close of business on September 7, 1999.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of July 31, 1999 and August 1, 1998, and the related condensed consolidated statements of earnings for the three-month and six-month periods then ended and the related condensed consolidated statements of cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


/s/Deloitte & Touche LLP
San Francisco, CA
August 20, 1999

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


RESULTS OF OPERATIONS
PERCENTAGES OF SALES
                                                 Three Months Ended          Six Months Ended

                                                July 31,      August 1,     July 31,     August 1,
                                                    1999           1998         1999          1998
SALES
 Sales ($000)                                    $614,576       $536,975   $1,165,401    $1,021,251
 Sales growth                                       14.5%           9.4%        14.1%          9.4%
 Comparable store sales growth                         7%             4%           7%            4%

 Cost of goods sold and occupancy                   69.0%          69.3%        68.9%         69.4%
 General, selling and administrative                19.1%          19.2%        19.2%         19.3%
 Depreciation and amortization                       1.5%           1.5%         1.6%          1.6%
 Interest expense                                    0.0%           0.0%         0.0%          0.0%

NET EARNINGS                                         6.3%           6.0%         6.2%          5.9%


Sales

The increase in sales for the three and six months ended July 31, 1999, compared to the same periods in the prior year, reflects an increase in the number of stores open during the current period as well as an increase in comparable store sales.

Costs and Expenses

Cost of goods sold and occupancy expenses as a percentage of sales for the three and six months ended July 31,1999, decreased compared to the same periods in the prior year, primarily due to (i) leverage on occupancy costs realized from the increase in comparable store sales;
and (ii) improved merchandise margins, mainly from higher initial markups.

The decrease in general, selling and administrative expenses as a percentage of sales for the three and six months ended July 31, 1999, compared to the same periods in the prior year, primarily reflects leverage realized from the increase in comparable store sales, partially offset by higher incentive plan costs.






Net Earnings

The increase in net earnings as a percentage of sales in the three and six months ended July 31, 1999, compared to the same periods in the prior year, is primarily due to the improvement in the cost of goods sold and occupancy expenses ratio.

Income Taxes Paid

The company paid $43.7 million in income taxes in the six months ended
July 31, 1999, versus $21.9 million in the six months ended August 1, 1998. This increase in income taxes paid primarily resulted from the timing of certain tax deductions taken by the company related to its employee-related common stock plans, as well as higher earnings. The
Company's effective tax rate in both periods was approximately 39%.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash during the six months ended July 31, 1999 were for (i) the repurchase of the company's common stock; (ii) the purchase of inventory; and (iii) capital expenditures for new stores, improvements to existing locations, improvements in management information systems, and various expenditures to improve the central office and distribution centers.

Total consolidated inventories increased 12% at July 31, 1999 from August 1, 1998, due mainly to a 7% increase in the number of stores open at the end of each period and a planned increase in the level of packaway merchandise. The increase in accounts payable at July 31, 1999 from August 1, 1998 resulted mainly from the higher level of inventory purchases over the prior year.

In January 1999, the company announced a $120 million common stock repurchase program. In the six months ended July 31, 1999, the company repurchased approximately 1,575,000 shares for an aggregate purchase price of approximately $72 million.

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

Readiness for Year 2000
The company has addressed its year 2000 issue, including efforts relating to IT Systems and embedded chip equipment used within the company, efforts to address issues the company faces if third parties who do business with the company are not prepared for the year 2000, and contingency planning. In 1997, the company created a corporation-wide year 2000 task force representing all business and staff units with the goal of achieving an uninterrupted transition into the year
2000. The company used both internal and external resources to identify, correct,

upgrade or replace and test its IT Systems and embedded chip equipment for year 2000 compliance.

The company uses a variety of IT Systems, internally developed and third-party provided software and embedded chip equipment, depending upon business function and location. For these IT Systems, software and embedded chip equipment, the company divided its year 2000 efforts into four phases: (i) identification and inventorying of IT Systems and embedded chip equipment with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the company's operations;
(iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement; (iv) testing for and validation of year 2000 compliance, including integration testing. Phases (i), (ii) and (iii) are complete across all business functions and locations. The company has categorized as "mission critical" those IT Systems and embedded chip equipment whose failure would cause cessation of store operations, or could otherwise have a sustained and significant detrimental financial impact on the company. Testing of embedded chip equipment has been completed through phase (iv). All mission critical IT Systems either are currently in phase (iv) or have been completed through phase (iv). As of August 1999, over 95% of the company's mission critical IT Systems were determined to be year 2000 compliant, or replacements, changes, upgrades or workarounds had been identified, tested and deployed. The company is in the process of conducting a comprehensive program of integration testing of its IT Systems in order to ensure that all systems still work together properly and without year 2000 problems.
This integration testing began in the third quarter of 1998 and is expected to be completed by the end of September 1999.

The company's operations are also dependent on the year 2000 readiness of third parties that do business with the company. In particular, the company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point-of-sale transactions, and the company is dependent on third-party suppliers of such infrastructure elements as, but not limited to, telecommunications services, electric power, water and banking facilities. The company does not depend to any significant degree on any single merchandise vendor or upon electronic transaction processing with individual vendors for merchandise purchases. The company has identified and completed formal communications with these third parties to determine the extent to which the company will be vulnerable to such parties' failure to resolve their own year 2000 issues. The company has received responses from all of those suppliers and merchandise vendors that it believes are highly critical to its year 2000-remediation efforts. The company sought to determine whether the supplier is taking appropriate steps to achieve year 2000 readiness and to be prepared to continue functioning effectively as a supplier in accordance with the company's business needs. The company is assessing its risks with respect to failure by third parties to be year 2000 compliant and intends to seek to mitigate those risks. The company has also developed contingency plans, discussed below, to address issues related to suppliers the company determines are not making sufficient progress toward becoming year 2000 compliant.

Costs
The company estimates that its IT Systems and embedded chip equipment will be year 2000 compliant by the end of September 1999. Aggregate costs for work related to year 2000 efforts in fiscal 1998 and 1999 currently are anticipated to total approximately $12.0 million, including about $6.0 million for capital investments in IT Systems and embedded chip equipment, and will be funded through operating cash flows. Operating costs related to year 2000 compliance projects will be incurred over several quarters and will be expensed as incurred. In
1998, the company incurred approximately $4.0 million in expenses related to year 2000, with approximately $2.0 million expected in fiscal 1999. Capital expenditures in 1998 totaled approximately $4.0 million with approximately $2.0 million in capital expenditures expected in fiscal 1999.

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

Contingency Plans
The company presently believes that its most reasonably likely worst-case year 2000 scenarios would relate to the possible failure in one or more geographic regions of third party systems over which the company has no control and for which the company has no ready substitute, such as, but not limited to, power and telecommunications services. For example, if such services were to fail, it could be necessary for the company to temporarily close stores in the affected geographic areas. The company has in place a business resumption plan that addresses recovery from various kinds of disasters, including recovery from significant interruptions to data flows and distribution capabilities at the company's major data systems centers and major distribution centers. The company used that plan as a starting point for developing specific year 2000 contingency plans, which generally emphasized locating alternate sources of supply, methods of distribution and ways of processing information. The company's year
2000 contingency plans are substantially complete. During the third and fourth quarter of 1999, the company intends to make necessary preparations to be ready to execute the contingency plans, if needed.
However, there can be no assurance that the company will be able to complete its contingency preparations on that schedule.






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

As a result, the forward-looking statements that are contained herein are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, successful implementation of the company's merchandise diversification strategy, the company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise and greater than planned costs, including those that could be related to necessary modifications to or replacements of the company's IT Systems and embedded chip equipment to enable them to process information with dates or date ranges spanning the year 2000 and beyond. If unforeseen difficulties arise or such modifications and replacements are not completed timely, or if the company's vendors' or suppliers' IT
Systems and embedded chip equipment are not modified to become year
2000 compliant, the year 2000 issue may have a material impact on the operations of the company. In addition, the company's corporate headquarters, one of its distribution centers and 43% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the company's operating results and financial condition.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the market risk associated with the company's ownership of market-risk sensitive financial instruments (including interest rate risk and equity price risk) as of July 31, 1999 and January 30, 1999 is not material.

                      PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 27, 1999 (the "1999
Annual Meeting"), the stockholders of the company voted on and approved the following proposals:

Proposal 1 to elect three Class I directors (Stuart G. Moldaw, George
P. Orban and Donald H. Seiler) for a three-year term.

Proposal 2 to amend the 1991 Outside Directors Stock Option Plan to adjust (i) the size of option grants to reflect changes in the company's capital structure, and (ii) the date of annual option grants.

Proposal 3 to ratify the appointment of Deloitte & Touche as the company's independent certified public accountants for the fiscal year ended January 29, 2000.

1999 ANNUAL MEETING ELECTION RESULTS -

PROPOSAL 1: ELECTION OF DIRECTORS

DIRECTOR             IN FAVOR      WITHHELD       BROKER NON-VOTE

Stuart G. Moldaw     40,692,242    322,514        N/A
George P. Orban      40,841,870    122,886        N/A
Donald H. Seiler     40,777,498    237,258        N/A


PROPOSAL 2: AMENDMENTS TO THE 1991 OUTSIDE DIRECTORS STOCK OPTION PLAN

IN FAVOR               AGAINST    ABSTAIN        BROKER NON-VOTE

37,434,571           3,255,714     41,813             282,658


PROPOSAL 3: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE AS
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS FOR THE FISCAL YEAR ENDED
JANUARY 29, 2000

IN FAVOR             AGAINST       ABSTAIN        BROKER NON-VOTE

40,990,094             7,550       17,112                 0





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index that begins on page 14 of this Report.


(b)  Reports on Form 8-K

     None.



                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                           ROSS STORES, INC.
                           Registrant



Date:  September 10, 1999  /s/John G. Call
                           John G. Call, Senior Vice President, Chief
                           Financial Officer, Corporate Secretary and
                           Principal Accounting Officer



                           INDEX TO EXHIBITS

Exhibit
Number                   Exhibit


3.1 Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.

3.2    Amended By-laws, dated August 25, 1994, incorporated by reference to
       Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.39 Employment Agreement between Ross Stores, Inc. and Michael Wilson, effective as of May 1, 1999, through January 31, 2003.

10.40  1991 Outside Directors Stock Option Plan, as amended May 27, 1999.

15     Letter re: Unaudited Interim Financial Information.

27     Financial Data Schedules (submitted for SEC use only).




