Form 10-Q
period 1999-10-30
ROSS STORES INC
filed 1999-12-07
CIK 745732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


         (Mark one)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---     SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999


                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
  ---     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______


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

Former name, former address and former fiscal year, if                N/A
changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of Common Stock, with $.01 par value, outstanding on November 27, 1999 was 88,542,788.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------------
                                                                        OCTOBER 30,       January 30,     October 31,
($000)                                                                         1999              1999            1998
---------------------------------------------------------------------------------------------------------------------
ASSETS
                                                                        (UNAUDITED)          (Note A)     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                             $ 31,645          $ 80,083        $ 26,657
     Accounts receivable                                                     15,884            11,566          12,212
     Merchandise inventory                                                  570,965           466,460         511,484
     Prepaid expenses and other                                              16,591            15,825          16,371
                                                                   --------------------------------------------------
         Total Current Assets                                               635,085           573,934         566,724

PROPERTY AND EQUIPMENT
     Land and buildings                                                      49,593            48,789          48,789
     Fixtures and equipment                                                 236,611           217,629         207,856
     Leasehold improvements                                                 150,481           142,716         139,296
     Construction-in-progress                                                46,991            32,023          29,861
                                                                   --------------------------------------------------
                                                                            483,676           441,157         425,802
     Less accumulated depreciation and amortization                       (217,004)         (192,445)       (185,965)
                                                                   --------------------------------------------------
                                                                            266,672           248,712         239,837

Deferred income taxes and other assets                                       51,723            47,660          37,839
                                                                   --------------------------------------------------
TOTAL ASSETS                                                               $953,480          $870,306        $844,400

---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                      $263,121          $248,103        $228,261
     Accrued expenses and other                                              97,755            95,059          95,202
     Accrued payroll and benefits                                            46,176            40,885          35,723
     Income taxes payable                                                    20,579            19,092           3,080
     Short-term debt                                                         28,900               -            43,500
                                                                   --------------------------------------------------
         Total Current Liabilities                                          456,531           403,139         405,766

Long-term debt                                                               24,000               -            30,000
Long-term liabilities                                                        47,200            42,464          38,347

STOCKHOLDERS' EQUITY
     Common stock                                                               887               924             920
     Additional paid-in capital                                             220,641           215,369         198,413
     Retained earnings                                                      204,221           208,410         170,954
                                                                   --------------------------------------------------
                                                                            425,749           424,703         370,287
                                                                   --------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $953,480          $870,306        $844,400

------------------------------------------------------------------ ----------------- ----------------- ---------------

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
-------------------------------------------------------------------------------------------------------------------------

                                                           OCTOBER 30,    October 31,          OCTOBER 30,    October 31,
 ($000, except per share data, unaudited)                       1999             1998                 1999           1998
-------------------------------------------------------------------------------------------------------------------------
SALES                                                       $608,720         $531,139           $1,774,121      1,552,390

COSTS AND EXPENSES

     Cost of goods sold and occupancy                        416,442          365,654            1,219,963      1,074,466
     General, selling and administrative                     125,833          110,593              349,702        308,005
     Depreciation and amortization                             9,459            8,653               27,911         24,765
     Interest expense                                            147              329                  167            459
                                                      -------------------------------       -----------------------------
                                                             551,881          485,229            1,597,743       1,407,695

Earnings before taxes                                         56,839           45,910              176,378        144,695
Provision for taxes on earnings                               22,224           17,905               68,964         56,431
                                                      -------------------------------       ------------------------------
Net earnings                                                 $34,615          $28,005            $ 107,414       $ 88,264
--------------------------------------------------------------------------------------------------------------------------

Net earnings per share:

     Basic                                                     $ .38            $ .30               $ 1.18          $ .93

     Diluted                                                   $ .38            $ .30               $ 1.16          $ .92
-------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding:

     Basic                                                    89,986           93,466               91,015         94,692

     Diluted                                                  91,138           94,872               92,444         96,398

--------------------------------------------------------------------------------------------------------------------------
Stores open at end of period                                     381              350                  381            350
--------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.


ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------
                                                                                    NINE MONTHS ENDED
                                                                                    -----------------

                                                                                OCTOBER 30,     October 31,
($000, unaudited)                                                                      1999            1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                 $107,414     $88,264
Adjustments to reconcile net earnings to net cash provided
by operating activities:
     Depreciation and amortization of property and equipment                   27,911      24,765
     Other amortization                                                         7,442       7,105
     Change in assets and liabilities:
         Merchandise inventory                                               (104,505)     (92,659)
         Other current assets - net                                            (5,083)      (5,352)
         Accounts payable                                                      18,023       28,899
         Other current liabilities - net                                       20,372       14,436
         Other
                                                                                2,206        3,479
                                                                            ----------------------
         Net cash provided by operating activities                             73,780       68,937

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                                           (58,918)     (64,389)
                                                                            ----------------------
     Net cash used in investing activities                                    (58,918)     (64,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under lines of credit                                                28,900       43,500
Proceeds from long-term debt                                                   24,000       30,000
Issuance of common stock related to stock plans                                 9,536        7,138
Repurchase of common stock                                                   (116,845)    (107,083)
Dividends paid                                                                 (8,891)      (7,815)
                                                                            ----------------------
     Net cash used in financing activities                                    (63,300)     (34,260)
                                                                            ----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (48,438)     (29,712)

Cash and cash equivalents:
     Beginning of year                                                         80,083       56,369
                                                                            ----------------------
     End of quarter                                                         $  31,645    $  26,657

--------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                               $     374    $     710
Income taxes paid                                                           $  66,863    $  49,443

---------------------------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Three and Nine Months Ended October 30, 1999 and October 31, 1998
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 30, 1999 and October 31, 1998; the results of operations for the three and nine months ended October 30, 1999 and October 31, 1998; and changes in cash flows for the nine months ended October 30, 1999 and October 31, 1998. The balance sheet at January 30, 1999, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended. Certain reclassifications have been made to the 1998 presentation to conform to the 1999 presentation.

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

The results of operations for the three-month and nine-month periods herein presented are not necessarily indicative of the results to be expected for the full year.


NOTE B - STOCK SPLIT

On August 26, 1999 the company's Board of Directors declared a 2-for-1 split of the company's common stock that was effected in the form of a 100% stock dividend paid on September 22, 1999 to all stockholders of record as of the close of business on September 7, 1999. All financial statements contained herein reflect the effect of this action.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of October 30, 1999 and October 31, 1998, and the related condensed consolidated statements of earnings for the three-month and nine-month periods then ended and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ross Stores, Inc. and subsidiaries as of January 30, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP
San Francisco, CA
November 19, 1999

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

RESULTS OF OPERATIONS


PERCENTAGES OF SALES
---------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
---------------------------------------------------------------------------------------------------------------------
                                                        OCTOBER 30,    October 31,       OCTOBER 30,      October 31,
                                                               1999           1998              1999             1998
---------------------------------------------------------------------------------------------------------------------
SALES
    Sales ($000)                                           $608,720       $531,139        $1,774,121      $1,552,390
    Sales growth                                              14.6%          10.0%             14.3%            9.6%
    Comparable store sales growth                                7%             3%                7%              4%

    Cost of goods sold and occupancy                          68.4%          68.8%             68.8%           69.2%
    General, selling and administrative                       20.7%          20.8%             19.7%           19.8%
    Depreciation and amortization                              1.6%           1.6%              1.6%            1.6%
    Interest expense                                           0.0%           0.1%              0.0%            0.0%

NET EARNINGS                                                   5.7%           5.3%              6.1%            5.7%

---------------------------------------------------------------------------------------------------------------------

SALES

The increase in sales for the three and nine months ended October 30, 1999, compared to the same periods in the prior year, reflects an increase in the number of stores open during the current period as well as an increase in comparable store sales.

COSTS AND EXPENSES

Cost of goods sold and occupancy expenses as a percentage of sales for the three and nine months ended October 30, 1999, decreased compared to the same periods in the prior year, primarily due to (i) improved merchandise margins, mainly from a combination of higher initial markups and lower markdowns; and (ii) leverage on occupancy costs realized from the increase in comparable store sales.

The decrease in general, selling and administrative expenses as a percentage of sales for the three and nine months ended October 30, 1999, compared to the same periods in the prior year, primarily reflects leverage from lower advertising expenses realized on the increase in comparable store sales, and lower year 2000 remediation costs, partially offset by higher management incentive plan and benefit costs.

NET EARNINGS

The increase in net earnings as a percentage of sales in the three and nine months ended October 30, 1999, compared to the same periods in the prior year, is primarily due to increases in total sales combined with improvement in the cost of goods sold and occupancy expenses ratio.

INCOME TAXES PAID

The company paid $66.9 million in income taxes in the nine months ended October 30, 1999, versus $49.4 million in the nine months ended October 31, 1998. This increase in income taxes paid primarily resulted from the timing of certain tax deductions taken by the company for its employee-related common stock plans, as well as higher earnings. The Company's effective tax rate in both periods was approximately 39%.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash during the nine months ended October 30, 1999 were for
(i) the repurchase of the company's common stock; (ii) the purchase of inventory; and (iii) capital expenditures for new stores, improvements to existing locations, improvements in management information systems, and various expenditures to improve the central office and distribution centers.

Total consolidated inventories increased 12% at October 30, 1999 from October 31, 1998, due mainly to a 9% increase in the number of stores open at the end of the current period and a planned increase in the level of packaway merchandise. The increase in accounts payable at October 30, 1999 from October 31, 1998 resulted mainly from the higher level of inventory purchases over the prior year.

In January 1999, the company announced a $120 million common stock repurchase program. In the nine months ended October 30, 1999, the company repurchased approximately 5.3 million shares for an aggregate purchase price of approximately $117 million.

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

The company uses a variety of IT Systems, internally developed and third-party provided software and embedded chip equipment, depending upon business function and location. For these IT Systems, software and embedded chip equipment, the company divided its year 2000 efforts into four phases: (i) identification and inventorying of IT Systems and embedded chip equipment with potential year 2000 problems; (ii) assessment of scope of year 2000 issues for, and assigning priorities to, each item based on its importance to the company's operations;
(iii) remediation of year 2000 issues in accordance with assigned priorities, by correction, upgrade, replacement or retirement; (iv) testing for and validation of year 2000 compliance, including integration testing. The company has categorized as "mission critical" those IT Systems and embedded chip equipment whose failure would cause cessation of store operations, or could otherwise have a sustained and significant detrimental financial impact on the company. The company believes that as of October 30, 1999, phases (i), (ii), (iii) and (iv) were substantially complete across all business functions and locations (including all mission critical IT Systems), or that replacements, changes, upgrades or workarounds had been identified, tested and deployed. A comprehensive program of integration testing of the company's IT Systems to ensure that all systems still work together properly and without year 2000 problems was also substantially complete as of October 30, 1999.

The company's operations are also dependent on the year 2000 readiness of third parties that do business with the company. In particular, the company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases and other point-of-sale transactions, and the company is dependent on third-party suppliers of such infrastructure elements as, but not limited to, telecommunications services, electric power, water and banking facilities. The company does not depend to any significant degree on any single merchandise vendor or upon electronic transaction processing with individual vendors for merchandise purchases. The company has identified and completed formal communications with these third parties to determine the extent to which the company will be vulnerable to such parties' failure to resolve their own year 2000 issues. The company has received responses from substantially all of those suppliers and merchandise vendors that it believes are highly critical to its year 2000-remediation efforts. The company sought to determine whether the supplier is taking appropriate steps to achieve year 2000 readiness and to be prepared to continue functioning effectively as a supplier in accordance with the company's business needs. The company is assessing its risks with respect to failure by third parties to be year 2000 compliant and intends to seek to mitigate those risks. The company has also developed contingency plans, discussed below, to address issues related to suppliers the company determines are not making sufficient progress toward becoming year 2000 compliant.

COSTS
The company believes that its IT Systems and embedded chip equipment were substantially year 2000 compliant as of October 30, 1999. Aggregate costs for work related to year 2000 efforts in fiscal 1998 and 1999 currently are anticipated to total approximately $12.0 million, including about $6.0 million for capital investments in IT Systems and embedded chip equipment, and will be funded through operating cash flows. Operating costs related to year 2000 compliance projects have been incurred over several quarters and are expensed as incurred. In 1998, the company incurred approximately $4.0 million in expenses related to year 2000, with approximately $2.0 million expected in fiscal 1999. Capital expenditures in 1998 totaled approximately $4.0 million with approximately $2.0 million in capital expenditures expected in fiscal 1999.

The company's estimates of the costs of achieving year 2000 compliance and the dates by which year 2000 compliance has been or will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 remediation work, the ability to locate and correct all relevant computer codes, the success achieved by the company's suppliers in reaching year 2000 readiness, the timely availability of necessary replacement items and similar uncertainties.

RISKS
The company believes that it has identified and implemented substantially all of the changes necessary to address the year 2000 issue for IT Systems and embedded chip equipment used within the company. The company presently believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue with respect to the company's IT Systems and embedded chip equipment is not reasonably likely to pose significant operational problems for the company. However, if unforeseen difficulties arise or such modifications, conversions and replacements were not completely identified or remediated on a timely basis, or if the company's vendors' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on the results of operations and financial condition of the company.

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

CONTINGENCY PLANS
The company presently believes that its most reasonably likely worst-case year 2000 scenarios would relate to the possible failure in one or more geographic regions of third party systems over which the company has no control and for which the company has no ready substitute, such as, but not limited to, power and telecommunications services. For example, if such services were to fail, it could be necessary for the company to temporarily close stores in the affected geographic areas. The company has in place a business resumption plan that addresses recovery from various kinds of disasters, including recovery from significant interruptions to data flows and distribution capabilities at the company's major data centers and major distribution centers. The company used that plan as a starting point for developing specific year 2000 contingency plans, which generally emphasized locating alternate sources of supply, methods of distribution and ways of processing information. The company's year 2000 contingency plans are substantially complete. During the fourth quarter of 1999, the company intends to make necessary preparations to be ready to execute the contingency plans, if needed. However, there can be no assurance that the company will be able to complete its contingency preparations on that schedule or that execution of those plans will succeed or will mitigate any interruption that may result from unresolved year 2000 problems.



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

As a result, the forward-looking statements that are contained herein are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, successful implementation of the company's merchandise diversification strategy, the company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise and greater than planned costs, including those that could be related to necessary modifications to or replacements of the company's IT Systems and embedded chip equipment to enable them to process information with dates or date ranges spanning the year 2000 and beyond. If unforeseen difficulties arise or such modifications and replacements are not completely identified or remediated on a timely basis, or if the company's vendors' or suppliers' IT Systems and embedded chip equipment are not modified to become year 2000 compliant, the year 2000 issue may have a material impact on the operations of the company. In addition, the company's corporate headquarters, one of its distribution centers and 42% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the company's operating results and financial condition.

In addition to the above factors, the apparel industry is highly seasonal. The combined sales of the company for the third and fourth (holiday) fiscal quarters are historically higher than the combined sales for the first two fiscal quarters. The company has realized a significant portion of its profits in each fiscal year during the fourth quarter. If intensified price competition, lower than anticipated consumer demand or other factors were to occur during the third and fourth quarters, and in particular during the fourth quarter, the company's fiscal year results could be adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the market risk associated with the company's ownership of market-risk sensitive financial instruments (including interest rate risk and equity price risk) as of October 30, 1999 and January 30, 1999 is not material.

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



                                       ROSS STORES, INC.
                                       Registrant



Date:     December 7, 1999             /s/ JOHN G. CALL
                                       -------------------------------------
                                       John G. Call, Senior Vice President,
                                       Chief Financial Officer, Corporate
                                       Secretary and Principal
                                       Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number                              Exhibit
------                              -------

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