Form 10-K
period 2000-01-29
ROSS STORES INC
filed 2000-04-28
CIK 745732

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _______ to _______

           Commission file number 0-14678

                                ROSS STORES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       94-1390387
(State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

8333 CENTRAL AVENUE, NEWARK, CALIFORNIA                  94560-3433
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (510) 505-4400

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of each exchange
     Title of each class                               on which registered
----------------------------                      ------------------------------
 COMMON STOCK, PAR VALUE $.01                                 N/A

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 31, 2000 was $1,987,006,175. Shares of voting stock held by each director and executive officer and each person who on that date owned 10% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 31, 2000 was 84,290,457.

Documents incorporated by reference:
         Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders, which will be filed on or before May 10, 2000, are incorporated herein by reference into Part III.

================================================================================

                                     PART I

ITEM 1.         BUSINESS

         Ross Stores, Inc. ("Ross" or "company") operates a chain of off-price retail apparel and home accessories stores, which target value conscious men and women between the ages of 25 and 54 in middle-to-upper middle income households. The decisions of the company, from merchandising, purchasing and pricing, to the location of its stores, are aimed at this customer base. The company offers brand name and designer merchandise at low everyday prices, generally 20% to 60% below regular prices of most department and specialty stores. The company believes it derives a competitive advantage by offering a wide assortment of quality brand-name merchandise within each of its merchandise categories in an attractive easy-to-shop environment.

         Ross' mission is to offer competitive values to its target customer by focusing on the following key strategic objectives:

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

MERCHANDISING, PURCHASING AND PRICING

         Ross seeks to provide its customers with a wide assortment of first quality, in-season, name-brand apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% from regular department and specialty store prices, as well as similar savings on fragrances, gift items for the home, bed and bath merchandise and accessories. Although not a fashion leader, the company sells recognizable branded merchandise that is current and fashionable in each category. New merchandise typically is received five times each week at the company's 378 stores. The company's buyers review their merchandise assortments on a weekly basis, enabling them to respond to merchandise trends and purchasing opportunities in the market. The company's merchandising strategy is reflected in its advertising, which emphasizes a strong value message --Ross' customers will find great savings everyday on a broad assortment of name-brand merchandise.

         MERCHANDISING. The Ross merchandising strategy incorporates a combination of off-price buying techniques to purchase both in-season and past-season merchandise. The company's emphasis on nationally advertised name brands reflects management's conviction that brand-name merchandise sold at compelling discounts will continue to be an important determinant of its success. Ross generally leaves the brand-name label on the merchandise it sells.

         The company has established a merchandise assortment which it believes is attractive to its target customer group. Although Ross offers fewer classifications of merchandise than most department stores, the company generally offers a large selection of brand names within each classification with a wide assortment of vendors, prices, colors, styles and fabrics within each size or item. Over the past several years, the company has diversified its merchandise offerings by adding new product categories such as maternity, small sporting goods and exercise equipment, small electronics, tabletop lamps, small furnishings, educational toys and games, luggage, gourmet food and cookware, and fine jewelry in select stores. For fiscal 1999, the overall merchandise sales mix was approximately 94% first quality merchandise and 6% irregulars. The respective departments accounted for total sales in fiscal 1999 approximately as follows: Ladies 34%, Men's 21%, Home Accents and Bed and Bath 16%, Fine Jewelry, Accessories, Hosiery, Lingerie and Fragrances 12%, Shoes 8% and Children's 9%.

         PURCHASING. The company continues to expand its network of vendors and manufacturers and believes it has adequate sources of first quality merchandise to meet its requirements. The company purchases the vast majority of its merchandise directly from manufacturers and has not experienced any difficulty in obtaining sufficient inventory.

         The company believes that its ability to effectively execute certain off-price buying strategies is a key factor in its business. Ross buyers use a number of methods that enable the company to offer customers name-brand merchandise at strong everyday discounts relative to department and specialty stores. By purchasing later in the merchandise buying cycle than department and specialty stores, Ross is able to take advantage of imbalances in manufacturer-projected supplies of merchandise.

         Unlike most department and specialty stores, Ross does not require that manufacturers provide promotional and markdown allowances, return privileges, split shipments, drop shipments to stores or delayed deliveries of merchandise. For most orders, the manufacturer only makes one delivery to one of the company's two distribution centers. These flexible requirements further enable the company's buyers to obtain significant discounts on in-season purchases.

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

         Throughout the 1990s, Ross gradually increased the amount of packaway inventories. In 1999, the company continued its emphasis on these important resources in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 44% of total inventories as of January 29, 2000, compared to 44% at the end of the prior year. It is management's belief that the stronger discounts the company is able to offer on packaway merchandise are a key driver of Ross' business. In-store inventories at the end of fiscal 1999 were even with the prior year, and total consolidated inventories were up 7% mainly due to a greater number of stores in operation compared to the prior year.

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

         The company's buyers have an average of 10 years of experience, including experience with other retailers such as Bloomingdale's, Burlington Coat Factory, Dayton Hudson, Foot Locker, Lechters, Lord & Taylor, Macy's, Marshalls, Nordstrom's, Robinson's/May, Sterns, T.J. Maxx and Value City. In keeping with its strategy, over the past several years the company has more than tripled the size of its merchandising staff. Management believes that this increase enables its merchants to spend even more time in the market which, in turn, should strengthen the company's ability to procure the most desirable brands at competitive discounts.

         This combination of off-price buying strategies enables the company to purchase merchandise at net prices that are lower than prices paid by department and specialty stores.

         PRICING. The company's policy is to sell brand-name merchandise that can generally be priced at 20% to 60% less than most department and specialty store regular prices. The Ross pricing policy is to affix a ticket displaying the company's selling price as well as the estimated comparable selling price for that item in department and/or specialty stores.

         The Ross pricing strategy differs from that of a department or specialty store. Ross purchases its merchandise at lower prices and marks it up less than a department or specialty store. This strategy enables Ross to offer customers consistently low prices. Specified departments in the store are reviewed weekly for possible markdowns based on the rate of sale and the end of fashion seasons to promote faster turnover of inventory and accelerate the flow of fresh merchandise.

THE ROSS STORE

         As of January 29, 2000, the company operated 378 stores. They are conveniently located in predominantly community and neighborhood strip shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, the company clusters stores to maximize economies of scale in advertising, distribution and management.

         The company believes a key element of its success is its organized, attractive, easy-to-shop in-store environment, which allows customers to shop at their own pace. The Ross store is designed for customer convenience in its merchandise presentation, dressing rooms, checkout and merchandise return areas. The Ross store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. Ross encourages its customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere. At most stores, shopping carts and/or baskets are available at the entrance for customer convenience. All cash registers are centrally located at store entrances for customer ease and efficient staffing.

         The company minimizes transaction time for the customer at the checkout counter by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. Approximately 40% of payments are made with credit cards. Ross provides cash or credit card refunds on all merchandise returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or credited with a Ross Credit Voucher at the price on the receipt.

OPERATING COSTS

         Consistent with the other aspects of its business strategy, Ross strives to keep operating costs as low as possible. Among the factors which have enabled the company to operate at low costs are:

- Labor costs that generally are lower than full-price department and specialty stores due to (i) a store design that creates a self-selection retail format and (ii) the utilization of labor saving technologies.

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

         The company believes that its two distribution centers, combined with utilization of third party processors, can provide adequate processing capacity to support store growth through fiscal 2001. The company is currently planning for a new distribution center facility, which is expected to be operational sometime during 2002.

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

ADVERTISING

         The company relies primarily on television advertising to communicate its merchandise offerings of quality, brand name product at low everyday prices. This strategy reflects the company's belief that television is the most efficient and cost effective medium for communicating everyday savings on a wide selection of brand-name bargains for both the family and home.

TRADEMARKS

         The trademark for Ross Dress For Less(R) has been registered with the United States Patent and Trademark Office.

EMPLOYEES

         On January 29, 2000, the company had approximately 20,700 employees which includes an estimated 13,000 part-time employees. Additionally, the company hires temporary employees -- especially during the peak seasons. The company's employees are non-union. Management of the company considers the relationship between the company and its employees to be good.

COMPETITION

         The company believes the principal competitive factors in the off-price retail apparel and home accessories industry are offering large discounts on name-brand merchandise appealing to its target customer and consistently providing a store environment that is convenient and easy to shop. To execute this concept, the company has strengthened its buying organization and developed a merchandise allocation system to distribute product based on regional factors, as well as other systems and procedures to maximize cost efficiencies and leverage expenses in an effort to mitigate competitive pressures on gross margin. The company believes that it is well positioned to compete on the basis of each of these factors.

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

ITEM 2.         PROPERTIES

STORES

         From August 1982 to January 29, 2000, the company expanded from six stores in California to 378 stores in 17 states: Arizona, California, Colorado, Florida, Hawaii, Idaho, Maryland, Nevada, New Jersey, New Mexico, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Virginia and Washington. All stores are leased, with the exception of one location.

         During fiscal 1999, the company opened 34 new Ross `Dress For Less' stores and closed five existing locations. The average new Ross store in 1999 was approximately 31,200 square feet, yielding about 24,400 square feet of selling space. As of January 29, 2000, the company's 378 stores generally ranged in size from about 24,000 to 35,000 gross square feet and had an average of 22,600 square feet of selling space.

         During the fiscal year ended January 29, 2000, no one store accounted for more than 1% of the company's sales. The company carries earthquake insurance on its corporate headquarters, both distribution centers and on its stores in California.

         The company's real estate strategy is to open additional stores mainly in existing market areas, to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market. In fiscal 2000, the company plans to focus its new store growth primarily in existing markets. In addition, management continues to consider opportunistic real estate acquisitions.

         Where possible, the company has obtained sites in existing buildings requiring minimal alterations. This has allowed Ross to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. To date, the company has been able to secure leases in suitable locations for its stores. At January 29, 2000, the majority of the company's stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of its leased stores is five years, or 20 years if renewal options are included. (See Note C of Notes to Consolidated Financial Statements.) Most of the company's store leases contain a provision for percentage rental payments after a specified sales level has been achieved.

DISTRIBUTION CENTERS

         In June 1998, the company purchased its Newark, California distribution center (approximately 494,000 square feet) for $24.6 million.
The Newark facility is also the company's corporate headquarters. The company also owns its distribution center in Carlisle, Pennsylvania (approximately 424,000 square feet). Having a processing distribution center on each coast enhances cost efficiencies per unit and decreases turn-around time in getting the merchandise from the vendors to the stores. Shipments are made by contract carriers to the stores about five times a week depending on location.

         The company believes that its two processing distribution centers, combined with utilization of third party processors, can provide adequate processing capacity to support store growth through fiscal 2001. The company is currently planning for a new distribution center facility, which is expected to be operational sometime during 2002.

         In September 1997, the company entered into a five-year lease for an approximately 214,500 square foot warehouse in Newark, California. In February 1998, the company entered into a three-year lease for an approximately 239,000 square foot warehouse in Carlisle, Pennsylvania. In August 1998, the company leased an additional 246,000 square foot warehouse in Carlisle, Pennsylvania, for a 42-month term. In November 1998, the company entered into a five-year lease for an additional 97,000 square foot warehouse in Newark, California. All of these properties store the company's packaway inventory. In August 1999, Ross leased for a 50-month term a 32,000 square foot warehouse on ten acres in Newark, California. This location is primarily used for the storage of certain supplies and equipment.

ITEM 3.         LEGAL PROCEEDINGS

         The company has been named in a class action lawsuit filed on July 8, 1999 in California Superior Court in San Bernardino County. The complaint alleges that the company's California store managers and assistant store managers were incorrectly classified as exempt employees from overtime laws of the State of California. After responsive pleadings were filed by the company, a preliminary understanding to resolve the class action lawsuit was announced by the company on February 3, 2000. As a result, the company recorded a non-recurring pre-tax charge of $9.0 million in the fourth quarter of fiscal 1999 relating to this matter. When terms are completed, the company expects to execute a settlement agreement, without any admission of wrongdoing, which will be subject to judicial approval. (See Note G of Notes to Consolidated Financial Statements).

         The company is a party to routine litigation incident to its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the company's financial condition or results of operations.

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

               NAME                     AGE                  POSITION
         Michael A. Balmuth             49       Vice Chairman and Chief Executive Officer

         John G. Call                   41       Senior  Vice  President,  Chief  Financial  Officer  and  Corporate
                                                 Secretary

         Ivy D. Council                 43       Senior Vice President, Human Resources

         James S. Fassio                45       Senior  Vice  President,  Property  Development,  Construction  and
                                                 Store Design

         Barry S. Gluck                 47       Senior Vice President and General Merchandising Manager

         Michael Hamilton               54       Senior Vice President, Store Operations

         Irene Jamieson                 49       Senior Vice President and General Merchandising Manager

         Megan Jamieson                 38       Senior Vice President, Strategic Planning

         Barbara Levy                   45       Senior Vice President and General Merchandising Manager

         Michael L. Wilson              46       Senior Vice President, Distribution and Transportation

-----------------------------

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

         Mr. Call has served as Senior Vice President, Chief Financial Officer and Corporate Secretary since June 1997. From June 1993 until joining Ross in 1997, Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman's Inc. For five years prior to joining Friedman's in June 1993, Mr. Call held various positions with Ernst & Young LLP, most recently as a Senior Manager in the San Francisco office.

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

         Mr. Fassio has served as Senior Vice President, Property
Development, Construction and Store Design since March 1991. He joined the company in June 1988 as Vice President of Real Estate. Prior to joining Ross, Mr. Fassio was Vice President, Real Estate and Construction at Craftmart and Property Director of Safeway Stores, Inc.

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

         Mr. Hamilton has served as Senior Vice President, Store Operations since March 1999. From October 1996 to March 1999, he was Executive Vice President, Operations for Hill's Department Stores. From April 1993 to October 1996, he served as Executive Vice President, Stores for Venture Stores. Prior to that, he held various executive and managerial positions at Venture Stores.

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

         Mr. Wilson has served as Senior Vice President, Distribution and Transportation since May 1999. From July 1996 to May 1999, he was President of Distribution Fulfillment Services, Inc., a division of the Spiegel Group, and from October 1991 to July 1996, he served in various distribution management positions with the Spiegel Group. Prior to joining the Spiegel Group, he held the position of Division Vice President/Merchandise Processing for Rich's Department Stores. Prior to 1991, he held various operating positions within the transportation, third party distribution and retail distribution environment, with companies that included McLean Trucking, Ivey's Department Stores and Distribution Marking Services Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         GENERAL INFORMATION. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note H of Notes to Consolidated Financial Statements in Item 8 of this document which is incorporated herein by reference. The company's stock is traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST. There were 830 stockholders of record as of March 31, 2000 and the closing stock price on that date was $24.0625 per share.

         CASH DIVIDENDS. During fiscal 1999 and 1998, the company paid a quarterly cash dividend of $0.0325 and $0.0275, respectively, per common share. On January 27, 2000, the Board of Directors increased the quarterly dividend to $0.0375 per common share.

ITEM 6.  SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------------

   ($000, except per share data)                     1999            1998           1997            1996          1995(2)
 ---------------------------------------------------------------------------------------------------------------------------
   OPERATIONS

   Sales                                          $2,468,638        $2,182,361     $1,988,692     $1,689,810     $1,426,397
   Cost of goods sold and occupancy                1,702,342         1,513,889      1,388,098      1,194,136      1,031,455
                 PERCENT OF SALES                      69.0%             69.4%          69.8%          70.7%          72.3%
   General, selling and administrative               472,822           415,284        374,119        332,439        293,051
                 PERCENT OF SALES                      19.2%             19.0%          18.8%          19.7%          20.5%
   Depreciation and amortization                      38,317            33,514         30,951         28,754         27,033
   Interest (income) expense                           (322)               259          (265)          (360)          2,737
   Provision for litigation expense(1)                 9,000

   Earnings before taxes(1)                          246,479           219,415        195,789        134,841         72,121
                 PERCENT OF SALES(1)                   10.0%             10.1%           9.8%           8.0%           5.1%
   Provision for taxes on earnings                    96,373            85,572         78,315         53,936         28,849
   Net earnings(1)                                   150,106           133,843        117,474         80,905         43,272
                 PERCENT OF SALES1                      6.1%              6.1%           5.9%           4.8%           3.0%
   Diluted earnings per share(1,3)                     $1.64             $1.40          $1.17           $.79           $.44
   Cash dividends declared per
                 common share(3)                       $.135             $.115          $.095          $.075          $.063

 ---------------------------------------------------------------------------------------------------------------------------
 ---------------------------------------------------------------------------------------------------------------------------

   1 Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.06 per share, related to litigation. See Note G of Notes to Consolidated Financial Statements.
   2  Fiscal 1995 is a 53-week year; all other fiscal years have 52 weeks.
   3 All per share information is adjusted to reflect the effect of the two-for-one stock splits effected in the form of 100% stock dividends paid on September 22, 1999 and March 5, 1997.

----------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------

   ($000, except per share data)               1999            1998           1997          1996         1995(2)
 -----------------------------------------------------------------------------------------------------------------
   FINANCIAL POSITION

   Merchandise inventory                        $500,494        $466,460      $418,825      $373,689     $295,965
   Property and equipment, net                   273,164         248,712       204,721       192,647      181,376
   Total assets                                  947,678         870,306       737,953       659,478      541,152
   Return on average assets(1)                       17%             17%           17%           13%           8%
   Working capital                               190,724         170,795       174,678       134,802      121,692
   Current ratio                                   1.5:1           1.4:1         1.5:1         1.4:1        1.6:1
   Total debt                                          0               0             0             0        9,806
   Total debt as a percent of
       total capitalization                           0%              0%            0%            0%           3%
   Stockholders' equity                          473,431         424,703       380,681       328,843      291,516
   Return on average
       stockholders' equity(1)                       33%             33%           33%           26%          16%
   Book value per common share
       outstanding at year-end(3)                  $5.33           $4.59         $3.97         $3.33        $2.96


   OPERATING STATISTICS

   Number of stores opened                            34              26            17            21           21
   Number of stores closed                             5               2             1             4            4
   Number of stores at year-end                      378             349           325           309          292
   Comparable store sales increase
       (52-week basis)                                6%              3%           10%           13%           2%
   Sales per square foot of selling
       space (52-week basis)(4)                     $300            $290          $285          $259         $230
   Square feet of selling space
       at year-end (000)                           8,544           7,817         7,172         6,677        6,276
   Number of employees at
       year-end                                   20,718          20,081        17,039        14,853       11,935
   Number of common stockholders
       of record at year-end                         827             818           813           826        1,022

 -----------------------------------------------------------------------------------------------------------------
 -----------------------------------------------------------------------------------------------------------------

   1 Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.06 per share, related to litigation. See Note G of Notes to Consolidated Financial Statements.
   2  Fiscal 1995 is a 53-week year; all other fiscal years have 52 weeks.
   3 All per share information is adjusted to reflect the effect of the two-for-one stock splits effected in the form of 100% stock dividends paid on September 22, 1999 and March 5, 1997.
   4  Based on average annual selling square footage.

----------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 are referred to as 1999, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

 ----------------------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended            Year Ended           Year Ended
                                                                        January 29, 2000      January 30, 1999     January 31, 1998
 ----------------------------------------------------------------------------------------------------------------------------------
   SALES
        Sales ($000)                                                         $2,468,638            $2,182,361           $1,988,692
        Sales growth                                                                13%                   10%                  18%
        Comparable store sales growth                                                6%                    3%                  10%

   COST AND EXPENSES (AS A PERCENT OF SALES)
         Cost of goods sold and occupancy                                         69.0%                 69.4%                69.8%
         General, selling and administrative                                      19.2%                 19.0%                18.8%
         Depreciation and amortization                                             1.6%                  1.5%                 1.6%
         Interest (income) expense                                                 (0%)                    0%                 (0%)
         Provision for litigation expense                                          0.4%

 ----------------------------------------------------------------------------------------------------------------------------------
   NET EARNINGS                                                                    6.1%                  6.1%                 5.9%
 ----------------------------------------------------------------------------------------------------------------------------------

STORES. Total stores open at the end of 1999, 1998 and 1997 were 378, 349 and 325, respectively. During 1999, the company opened 34 new stores and closed five stores. During 1998, the company opened 26 new stores and closed two stores. During 1997, the company opened 17 new stores and closed one store.

SALES. The increases in sales for 1999, 1998 and 1997 were due to a greater number of stores in operation and an increase in comparable store sales. The company anticipates that the competitive climate for apparel and off-price retailers will continue in 2000. Management expects to address that challenge by continuing to strengthen the merchandise organization, diversifying the merchandise mix, and more fully developing the organization and systems to strengthen regional merchandise offerings. Although the company's existing strategies and store expansion program contributed to sales and earnings gains in 1999, 1998 and 1997, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

COST OF GOODS SOLD AND OCCUPANCY. The reduction in the cost of goods sold and occupancy ratio in 1999 resulted primarily from an increase in the initial mark-up from purchasing more opportunistically, leverage on occupancy costs and lower markdowns as a percentage of sales. The reduction in the cost of goods sold and occupancy ratio in 1998 resulted primarily from an increase in the initial mark-up from purchasing more opportunistically and leverage on occupancy costs. There can be no assurance that the improvements experienced in 1999 and 1998 will continue in future years.

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES. During 1999, general, selling and administrative expenses as a percentage of sales increased primarily due to higher benefit costs, credit card fees and management incentive plan expenses. During 1998, general, selling and administrative expenses as a percentage of sales increased primarily due to costs associated with the company's year 2000 remediation efforts.

The largest component of general, selling and administrative expenses is payroll. The total number of employees, including both full- and part-time, at year-end 1999, 1998 and 1997, was approximately 20,700, 20,100 and 17,000, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization as a percentage of sales have remained relatively constant over the last three years, due primarily to the consistent level of fixed assets in each store.

PROVISION FOR LITIGATION EXPENSE. The company has reached a preliminary understanding to resolve a class action complaint alleging store managers and assistant managers in California are incorrectly classified as exempt from state overtime laws. As a result, in 1999 the company recorded a non-recurring pre-tax charge of $9.0 million relating to this matter. When terms are completed, the company expects to execute a settlement agreement, without any admission of wrongdoing, which will be subject to subsequent judicial approval. See Note G of Notes to Consolidated Financial Statements.

TAXES ON EARNINGS. The company's effective rate for 1999, 1998 and 1997 was 39%, 39% and 40%, respectively, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes. During 2000, the company expects its effective tax rate to remain at approximately 39%. Additionally, the increase in income taxes paid in 1999 and the decrease in income taxes paid in 1998 from 1997 resulted primarily from an increase in pre-tax earnings and timing differences in the payment of taxes between the years.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES. During 1999, 1998 and 1997, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit. The company's store sites, certain warehouses and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments. Commitments related to operating leases are described in Note C of Notes to Consolidated Financial Statements. The company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania. Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary trade practices with the company's vendors. Management regularly reviews the adequacy of credit available to the company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the company.

During 1999, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, property and equipment to open 34 new stores, the relocation, remodeling or expansion of 14 stores, the repurchase in the open market of $120.0 million of the company's common stock, and quarterly cash dividend payments. During 1998, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, property and equipment to open 26 new stores, the relocation, remodeling or expansion of 20 stores, the repurchase in the open market of $110.0 million of the company's common stock, the purchase of the company's Newark, California, distribution center and corporate headquarters for $24.6 million, and quarterly cash dividend payments. During 1997, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, property and equipment to open 17 new stores, the relocation or remodeling of six stores, the repurchase in the open market of $98.1 million of the company's common stock and quarterly cash dividend payments. In 1999, 1998 and 1997, the company spent approximately $74.0 million, $78.5 million and $33.3 million, respectively, for capital expenditures, net of leased equipment, that included fixtures and leasehold improvements to open new stores; relocate, remodel or expand existing stores; purchase previously leased equipment; and various other expenditures for existing stores and the central office.

The company currently anticipates opening approximately 30 stores, net of closures, in 2000 and an additional 35 to 40 stores, net of closures, in 2001. The company anticipates that this growth will be financed primarily from cash flows from operating activities and available credit facilities.

In January 2000, a 15% increase in the quarterly cash dividend payment from $.0325 to $.0375 per common share was declared by the company's Board of Directors, payable on or about April 3, 2000. The Board of Directors declared quarterly cash dividends of $.0325 per common share in January, May, August and November 1999 and $.0275 per common share in January, May, August and November 1998. The company uses cash flows from operating activities and available credit facilities to fund dividend payments.

In January 2000, the company announced that the Board of Directors authorized a new stock repurchase program of up to $300.0 million over the next two years. The company anticipates funding this new program through cash flows from operating activities and available credit facilities. The company repurchased a total of $120.0 million and $110.0 million of common stock in 1999 and 1998, respectively.

The company has available under its principal bank credit agreement a $160.0 million revolving credit facility and a $30.0 million credit facility, the latter solely for the issuance of letters of credit, both of which expire in September 2002.

Additionally, the company has uncommitted short-term bank lines of credit that at January 29, 2000 totaled $45.0 million. At year-end 1999, 1998 and 1997, there were no outstanding balances under any credit facility. For additional information relating to these obligations, refer to Note B of Notes to Consolidated Financial Statements.

Working capital was $190.7 million at the end of 1999, compared to $170.8 million at the end of 1998 and $174.7 million at the end of 1997. At year-end 1999, 1998 and 1997, the company's current ratios were 1.5:1, 1.4:1 and 1.5:1, respectively.

The company's primary source of liquidity is the sale of its merchandise inventory. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through markdowns and clearances.

In 1999, cash flows decreased primarily due to a lower accounts payable balance as a percentage of inventory. In 1998, cash flows increased mainly due to a higher accounts payable balance as a percentage of inventory at year-end. The company had no amounts outstanding on its line of credit at year-end 1999 or 1998.

The company estimates that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to provide for the two year stock repurchase program of up to $300.0 million during 2000 and 2001, dividend payments and planned capital additions during the upcoming year.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards. No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 137 (SFAS 137), "Deferral of the Effective Date of SFAS 133," respectively. SFAS 133 and SFAS 137 require the recognition of all derivatives as either assets or liabilities in the statement of financial position, and to measure those instruments at fair value, and are effective for all fiscal years beginning after June 15, 2000 with earlier adoption encouraged. The company does not believe that implementation of SFAS 133 and 137 will have a material impact on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE PERFORMANCE

This report includes a number of forward-looking statements, which reflect the company's current beliefs and estimates with respect to future events and the company's future financial performance, operations and competitive strengths. The words "expect," "anticipate," "estimate," "believe", "looking ahead," "forecast," "plan" and similar expressions identify forward-looking statements.

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

As a result, the forward-looking statements that are contained herein are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, successful implementation of the company's merchandise diversification strategy, the company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the company's ability to complete the two-year $300 million repurchase program in 2000 and 2001 at purchase prices that result in accretion to earnings per share in line with planned expectations, and greater than planned costs, including higher settlement costs than anticipated in the company's preliminary understanding to resolve a class action complaint alleging store managers and assistant managers in California are incorrectly classified as exempt from state overtime laws. In addition, the company's corporate headquarters, one of its distribution centers and 42% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the company's operating results and financial condition.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the market risk associated with the company's ownership of market-risk sensitive financial instruments (including interest rate risk and equity price risk) as of January 29, 2000 is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CONSOLIDATED BALANCE SHEETS

                                                                          JANUARY 29,       January 30,
       ($000, except share and per share data)                                   2000              1999
       -------------------------------------------------------------- ----------------  ----------------
       ASSETS

       CURRENT ASSETS

              Cash and cash equivalents                                       $79,329           $80,083
              Accounts receivable                                              15,689            11,566
              Merchandise inventory                                           500,494           466,460
              Prepaid expenses and other                                       17,682            15,825
                                                                      ----------------  ----------------
                     Total Current Assets                                     613,194           573,934

       PROPERTY AND EQUIPMENT

              Land and buildings                                               49,919            48,789
              Fixtures and equipment                                          262,022           217,629
              Leasehold improvements                                          161,571           142,716
              Construction-in-progress                                         26,040            32,023
                                                                      ----------------  ----------------
                                                                              499,552           441,157
              Less accumulated depreciation and amortization                  226,388           192,445
                                                                      ----------------  ----------------
                                                                              273,164           248,712

       Deferred income taxes and other long-term assets                        61,320            47,660
                                                                      ----------------  ----------------
       Total Assets                                                          $947,678          $870,306

       -------------------------------------------------------------- ----------------  ----------------

       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES

              Accounts payable                                               $254,293          $248,103
              Accrued expenses and other                                      102,178            95,059
              Accrued payroll and benefits                                     48,283            40,885
              Income taxes payable                                             17,716            19,092
                                                                      ----------------  ----------------
                     Total Current Liabilities                                422,470           403,139

              Long-term liabilities                                            51,777            42,464

       STOCKHOLDERS' EQUITY

              Common stock, par value $.01 per share
                     Authorized 170,000,000 shares
                     Issued and outstanding 88,774,000 and
                       92,499,000 shares                                          888               925
              Additional paid-in capital                                      234,635           215,368
              Retained earnings                                               237,908           208,410
                                                                      ----------------  ----------------
                                                                              473,431           424,703
                                                                      ----------------  ----------------
       Total Liabilities and Stockholders' Equity                            $947,678          $870,306

       ============================================================== ================  ================

                           The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                 YEAR ENDED        Year Ended        Year Ended
                                                                                JANUARY 29,       January 30,        January 31,
      ($000, except per share data)                                                    2000              1999               1998
      ------------------------------------------------------------------- ------------------  -----------------  ---------------
      SALES                                                                      $2,468,638        $2,182,361        $1,988,692

      COSTS AND EXPENSES

             Cost of goods sold and occupancy                                     1,702,342         1,513,889         1,388,098
             General, selling and administrative                                    472,822           415,284           374,119
             Depreciation and amortization                                           38,317            33,514            30,951
             Interest (income) expense                                                (322)               259             (265)
             Provision for litigation expense                                         9,000
                                                                          ------------------  -----------------  ---------------
                                                                                  2,222,159         1,962,946         1,792,903
                                                                          ------------------  -----------------  ---------------

      Earnings before taxes                                                         246,479           219,415           195,789
      Provision for taxes on earnings                                                96,373            85,572            78,315
                                                                          ------------------  -----------------  ---------------
      Net earnings                                                                 $150,106          $133,843          $117,474
                                                                          ------------------  -----------------  ---------------

      ------------------------------------------------------------------- ------------------  -----------------  ---------------

      EARNINGS PER SHARE

             Basic                                                                    $1.66             $1.42             $1.20
             Diluted                                                                  $1.64             $1.40             $1.17

      ------------------------------------------------------------------- ------------------  -----------------  ---------------

      WEIGHTED AVERAGE SHARES OUTSTANDING (000)

             Basic                                                                   90,416            94,071            97,856
             Diluted                                                                 91,671            95,700           100,003

      =================================================================== ==================  =================  ===============

              The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Common Stock         Additional
                                                 --------------------------   Paid-In        Retained
      (000, except share data)                      Shares       Amount       Capital        Earnings        Total
      ------------------------------------------ -----------  -----------  -------------  -------------  ------------
      BALANCE AT FEBRUARY 1, 1997                    98,666         $987       $163,672       $164,184      $328,843
      Common stock issued under stock
           plans, including tax benefit               3,167           31         41,703                       41,734
      Common stock repurchased                      (6,000)         (60)       (10,292)       (87,794)      (98,146)
      Net earnings                                                                             117,474       117,474
      Dividends declared                                                                       (9,224)       (9,224)
                                                 -----------  -----------  -------------  -------------  ------------
      BALANCE AT JANUARY 31, 1998                    95,833          958        195,083        184,640       380,681
      Common stock issued under stock
           plans, including tax benefit               2,301           23         30,874                       30,897
      Common stock repurchased                      (5,635)         (56)       (10,589)       (99,353)     (109,998)
      Net earnings                                                                             133,843       133,843
      Dividends declared                                                                      (10,720)      (10,720)
                                                 -----------  -----------  -------------  -------------  ------------
      BALANCE AT JANUARY 30, 1999                    92,499          925        215,368        208,410       424,703
      Common stock issued under stock
           plans, including tax benefit               1,711           17         30,690                       30,707
      Common stock repurchased                      (5,436)         (54)       (11,423)      (108,523)     (120,000)
      Net earnings                                                                             150,106       150,106
      Dividends declared                                                                      (12,085)      (12,085)
                                                 -----------  -----------  -------------  -------------  ------------
      BALANCE AT JANUARY 29, 2000                    88,774         $888       $234,635       $237,908      $473,431

      ======================================================  ===========  =============  =============  ============

              The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED        Year Ended        Year Ended
                                                                            JANUARY 29,       January 30,       January 31,
      ($000)                                                                       2000              1999              1998
      ----------------------------------------------------------------- ----------------  ----------------  ----------------
      CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                           $150,106            $133,843          $117,474
      Adjustments to reconcile net earnings to net
           cash provided by operating activities:
           Depreciation and amortization of property and
               equipment                                                       38,317              33,514            30,951
           Other amortization                                                   9,870               9,734             8,527
           Deferred income taxes                                              (5,296)             (4,411)           (1,732)
      Change in assets and liabilities:
           Merchandise inventory                                             (34,034)            (47,635)          (45,135)
           Other current assets - net                                         (5,979)             (4,161)           (2,110)
           Accounts payable                                                     5,867              45,735            17,481
           Other current liabilities - net                                     21,609              31,101          (10,379)
           Other                                                                2,906               2,780             2,685
                                                                        ----------------  ----------------  ----------------
           Net cash provided by operating activities                          183,366             200,500           117,762
                                                                        ----------------  ----------------  ----------------

      ----------------------------------------------------------------- ----------------  ----------------  ----------------

      CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property and equipment                                    (74,012)            (78,452)          (33,322)
                                                                        ----------------  ----------------  ----------------
           Net cash used in investing activities                             (74,012)            (78,452)          (33,322)
                                                                        ----------------  ----------------  ----------------

      ----------------------------------------------------------------- ----------------  ----------------  ----------------

      CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of long-term debt                                                   0                   0                 0
      Issuance of common stock related to stock plans                          21,654              22,014            34,106
      Repurchase of common stock                                            (120,000)           (109,998)          (98,146)
      Dividends paid                                                         (11,762)            (10,350)           (8,808)
                                                                        ----------------  ----------------  ----------------
           Net cash used in financing activities                            (110,108)            (98,334)          (72,848)
                                                                        ----------------  ----------------  ----------------
      Net (decrease) increase in cash and cash equivalents                      (754)              23,714            11,592
      Cash and cash equivalents:
           Beginning of year                                                   80,083              56,369            44,777
                                                                        ----------------  ----------------  ----------------
           End of year                                                        $79,329             $80,083           $56,369
                                                                        ----------------  ----------------  ----------------

      ----------------------------------------------------------------- ----------------  ----------------  ----------------

      SUPPLEMENTAL CASH FLOW DISCLOSURES

      Interest paid                                                               $610             $1,082              $537
      Income taxes paid                                                        $94,101            $62,779           $85,529

      ================================================================= ================  ================  ================

              The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 are referred to as 1999, 1998 and 1997, respectively.

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS. The company is an off-price retailer of first quality, branded apparel, shoes and accessories for the entire family, as well as gift items, linens and other home-related merchandise. At January 29, 2000, the company operated 378 stores. The company's headquarters, one distribution center, three warehouses and 42% of its stores are located in California.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and accounts have been eliminated. Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

REVENUE RECOGNITION. The company recognizes revenue at the point of sale, net of actual returns, and maintains a provision for estimated future returns.

MERCHANDISE INVENTORY. Merchandise inventory is stated at the lower of weighted average cost or market.

STORE PRE-OPENING. Store pre-opening costs are expensed in the period incurred.

ADVERTISING.  Advertising costs are expensed in the period incurred.

DEFERRED RENT. Many of the company's leases signed since 1988 contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of 1999 and 1998, the balance of deferred rent was $12.2 million and $11.1 million, respectively, and is included in long-term liabilities.

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

INTANGIBLE ASSETS. Included in other long-term assets are lease rights and interests, consisting of payments made to acquire store leases, which are amortized over the remaining applicable life of the lease. Also included in other long-term assets is the excess of cost over the acquired net assets, which is amortized on a straight-line basis over a period of 40 years.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles, including goodwill, held and used by the company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the company's review as of January 29, 2000 and January 30, 1999, no adjustments were recognized to the carrying value of such assets.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates their estimated fair value.

EFFECTS OF INFLATION AND OTHER CHANGES IN PRICES. The effects of inflation and other changes in prices are not material to the company's financial position and results of operations.

STOCK-BASED COMPENSATION. The company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

STOCK DIVIDEND. All share and per share information has been adjusted to reflect the effect of the company's two-for-one stock splits effected in the form of 100% stock dividends paid on September 22, 1999 and March 5, 1997.

EARNINGS PER SHARE (EPS). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. There were no other securities that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been antidilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

         ------------------------------ -------------  -----------------  --------------
                                                          Effect of
                                           Basic        Dilutive Stock        Diluted
                                            EPS            Options              EPS
         ------------------------------ -------------  -----------------  --------------
         1999
             Shares                           90,416              1,255          91,671
             Amount                            $1.66             $(.02)           $1.64
         1998
             Shares                           94,071              1,629          95,700
             Amount                            $1.42             $(.02)           $1.40
         1997
             Shares                           97,856              2,147         100,003
             Amount                            $1.20             $(.03)           $1.17
         ------------------------------ -------------  -----------------  --------------

SEGMENT REPORTING. The company accounts for its operations as one operating segment. The company's operations include only activities related to the sale of apparel and home accessories through similar stores throughout the United States and therefore comprise only one segment.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998 and June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 137 (SFAS 137), "Deferral of the Effective Date of SFAS 133," respectively. SFAS 133 and SFAS 137 require the recognition of all derivatives as either assets or liabilities in the statement of financial position, and to measure those instruments at fair value, and are effective for all fiscal years beginning after June 15, 2000 with earlier adoption encouraged. The company does not believe that implementation of SFAS 133 and SFAS 137 will have a material impact on its financial position and results of operations.

NOTE B: LONG-TERM DEBT

The company had no outstanding debt at year-end 1999 and 1998. The weighted average interest rates on borrowings during 1999, 1998 and 1997 were 5.5%, 5.8% and 5.8%, respectively.

BANK CREDIT FACILITIES. The company has available under its principal credit agreement a $160.0 million revolving credit facility and a $30.0 million credit facility, the latter solely for the issuance of letters of credit, both of which expire in September 2002. Interest is payable upon borrowing maturity but no less than quarterly. At year-end 1999 and 1998, the company had $20.3 million and $15.6 million, respectively, in outstanding letters of credit. Borrowing under the credit facilities is subject to the company's maintaining certain interest rate coverage and leverage ratios. As of January 29, 2000, the company was in compliance with these bank covenants.

In addition, the company has $45.0 million in uncommitted short-term bank lines of credit. When utilized, interest is payable monthly.

Included in accounts payable are checks outstanding of approximately $40.2 million and $44.1 million at year-end 1999 and 1998, respectively. The company can utilize its revolving line of credit to cover payment of these checks as they clear the bank; however, no balances were outstanding under the revolving credit line at year-end 1999 and 1998. The company's cash balances, net of the checks outstanding at year-end 1999 and 1998, were $39.1 million and $36.0 million, respectively.

NOTE C: LEASES

In June 1998, the company purchased its Newark, California, distribution center and corporate headquarters for $24.6 million with funding provided by cash generated by operations and bank borrowings under the company's existing credit agreement. The company also leases five separate warehouse facilities in both Newark, California and Carlisle, Pennsylvania, with operating leases expiring in various years through 2003. These five leased facilities are being used primarily to store packaway merchandise. In addition, the company leases its store sites, selected computer and related equipment, and certain distribution center equipment under operating leases with original, noncancelable terms that in general range from three to fifteen years, expiring through 2015. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on percentage of sales and for payment of certain expenses.

The aggregate future minimum annual lease payments under leases in effect at year-end 1999 are as follows:

                          ---------------------------------------------
                          ($000)                               AMOUNTS
                          ---------------------------------------------
                          2000                                $128,073
                          2001                                 122,523
                          2002                                 108,503
                          2003                                  96,201
                          2004                                  83,124
                          Later years                          303,190
                          ---------------------------------------------
                          TOTAL                               $841,614
                          ---------------------------------------------

Total rent expense for all operating leases is as follows:

           ------------------------------------------------------------------------------
           ($000)                                       1999          1998          1997
           ------------------------------------------------------------------------------
           Minimum rentals                          $118,089      $106,696      $100,109
           ------------------------------------------------------------------------------

           ------------------------------------ ------------- ------------- -------------

NOTE D: TAXES ON EARNINGS

The provision for taxes consists of the following:

           ------------------------------------------------------------------------------
           ($000)                                       1999          1998          1997
           ------------------------------------------------------------------------------
           CURRENT
                Federal                              $85,952       $75,847       $65,754
                State                                 15,717        14,136        14,294
                                                -----------------------------------------
                                                     101,669        89,983        80,048

           DEFERRED
                Federal                              (5,081)       (4,107)       (1,693)
                State                                  (215)         (304)          (40)
                                                -----------------------------------------
                                                     (5,296)       (4,411)       (1,733)
                                                -----------------------------------------
           TOTAL                                     $96,373       $85,572       $78,315

           ------------------------------------ ------------- ------------- -------------

In 1999, 1998 and 1997, the company realized tax benefits of $9.2 million, $10.9 million and $14.1 million, respectively, related to stock options exercised and the vesting of restricted stock that were credited to additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

      ----------------------------------------------------------------------------------------------------------
                                                                        1999              1998             1997
      ----------------------------------------------------------------------------------------------------------
      Federal income taxes at the statutory rate                         35%               35%              35%

      Increased income taxes resulting from
           state income taxes (net of federal benefit)
           and other, net
                                                                          4%                4%               5%
                                                             ---------------------------------------------------
                                                                         39%               39%              40%

      ----------------------------------------------------------------------------------------------------------

The components of the net deferred tax assets at year-end are as follows:

            -------------------------------------------------------------------------
            ($000)                                                1999          1998
            -------------------------------------------------------------------------
            DEFERRED TAX ASSETS
            Deferred compensation                              $20,362       $15,765
            Non-deductible reserves                              6,840         3,895
            Straight-line rent                                   4,989         4,519
            Employee benefits                                    4,782         6,610
            California franchise taxes                           3,367         2,657
            Reserve for uninsured losses                           553         2,049
            All other                                            1,145           135
                                                          ---------------------------
                                                                42,038        35,630

            DEFERRED TAX LIABILITIES
            Depreciation                                      (18,938)      (18,210)
            Inventory                                          (4,304)       (4,297)
            Supplies                                           (2,006)       (1,849)
            Prepaid expenses                                     (614)       (1,377)
            All other                                          (1,174)         (191)
                                                          ---------------------------
                                                              (27,036)      (25,924)

                                                          ---------------------------

            NET DEFERRED TAX ASSETS                            $15,002        $9,706

            -------------------------------------------------------------------------

NOTE E: EMPLOYEE BENEFIT PLANS

The company has available to certain employees a profit sharing retirement plan. Under the plan, employee and company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The company matches up to 3% of the employee's salary up to plan limits. Company contributions to the retirement plan were $2.4 million, $2.1 million and $1.8 million in 1999, 1998 and 1997, respectively. The company has in place an Incentive Compensation Plan, which provides cash awards to key management employees based on the company's and the individual's performance. The company offers a Supplemental Retirement Plan, which allows eligible employees to purchase annuity contracts. The company makes available to management a Nonqualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) Plan. This plan does not qualify under Section 401(k) of the Internal Revenue Code. Other long-term assets and other long-term liabilities include $37.0 million and $26.3 million in 1999 and 1998, respectively, related to the Nonqualified Deferred Compensation Plan.

NOTE F: STOCKHOLDERS' EQUITY

PREFERRED STOCK. The company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock has been issued or outstanding during the past three years.

COMMON STOCK. The company's Board of Directors has approved repurchase programs over the past several years that resulted in the buyback of 5.4 million shares at an average price of $22.07 in 1999, 5.6 million shares at an average price of $19.52 in 1998 and 6.0 million shares at an average price of $16.36 in 1997. In January 2000, the company's Board of Directors approved a new stock repurchase program authorizing the buyback of up to $300.0 million of the company's common stock over the next two years.

DIVIDENDS. The company's Board of Directors declared dividends of $.0375 per common share in January 2000; $.0325 per common share in January, May, August and November 1999; and $.0275 per common share in January, May, August and November 1998.

STOCK-BASED COMPENSATION PLANS. At January 29, 2000, the company had four stock-based compensation plans, which are described below. Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," establishes a fair value method of accounting for stock options and other equity instruments. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS 123, the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

         -------------------------------------------------------------------------------------------------------------------------
         ($000, except per share data)                                                    1999             1998            1997
         -------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                          As reported              $150,106         $133,843        $117,474
                                                             Pro forma                $142,800         $128,820        $114,109

         BASIC EARNINGS PER SHARE                            As reported                 $1.66            $1.42           $1.20
                                                             Pro forma                   $1.58            $1.37           $1.17

         DILUTED EARNINGS PER SHARE                          As reported                 $1.64            $1.40           $1.17
                                                             Pro forma                   $1.57            $1.36           $1.15

         -------------------------------------------------------------------------------------------------------------------------

The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

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

A summary of the activity under the company's two option plans for 1999, 1998 and 1997 is presented below:

        --------------------------------------------------------------------------------
                                                                            Weighted
                                                          Number of          Average
                                                             Shares         Exercise
                                                              (000)           Price
        --------------------------------------------------------------------------------
        Outstanding and exercisable at
               February 1, 1997                             6,466            $ 4.95
                    Granted                                 2,050            $13.32
                    Exercised                              (2,310)           $ 4.50
                    Forfeited                                (497)           $ 5.52
        --------------------------------------------------------------------------------
         Outstanding and exercisable at
               January 31, 1998                             5,709            $ 8.09
                    Granted                                 2,254            $19.68
                    Exercised                              (1,400)           $ 6.26
                    Forfeited                               (307)            $12.35
        --------------------------------------------------------------------------------
        Outstanding and exercisable at
               January 30, 1999                             6,256            $12.46
                    Granted                                 1,574            $21.80
                    Exercised                              (1,162)           $ 8.43
                    Forfeited                               (253)            $16.59
        --------------------------------------------------------------------------------
        Outstanding and exercisable at
               January 29, 2000                             6,415            $15.32
        --------------------------------------------------------------------------------

At year-end 1999, 1998 and 1997, there were 4.4 million, 5.7 million and 3.1 million shares, respectively, available for future issuance under these plans.

The weighted average fair values per share of options granted during 1999, 1998 and 1997 were $7.85, $6.21 and $3.99, respectively. For determining pro forma earnings per share, the fair values for each option granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: (i) dividend yield of 0.7%, 0.6% and 0.6%; (ii) expected volatility of 46.1%, 45.8% and 43.0%; (iii) risk-free interest rate of 5.9%, 5.2% and 6.2%; and
(iv) expected life of 3.2 years, 3.3 years and 3.3 years. The company's calculations are based on a multiple option approach, and forfeitures are recognized as they occur.

The following table summarizes information about stock options outstanding and exercisable at January 29, 2000:

    ---------------------------------------------------------------------------------------------------------------------

                                                                                           Weighted Average
                                                                              -------------------------------------------

                                                                                      Remaining
                                                           Number of Shares       Contractual Life
    Range of Exercise Prices                                     (000)                 (Years)          Exercise Price
    ---------------------------------------------------------------------------------------------------------------------
    $2.13 to $6.78                                               1,418                  4.42                $ 4.64
    $6.81 to $12.94                                              1,266                  7.05                $12.43
    $13.09 to $20.97                                             1,031                  8.65                $17.12
    $21.00 to $21.00                                             1,160                  8.14                $21.00
    $21.06 to $21.66                                             1,105                  9.12                $21.60
    $21.66 to $25.56                                               435                  9.07                $23.13
    ---------------------------------------------------------------------------------------------------------------------
    TOTALS                                                       6,415                  7.42                $15.32
    ---------------------------------------------------------------------------------------------------------------------
    ---------------------------------------------------------------------------------------------------------------------

    ---------------------------------------------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN. Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the company's common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 1999, 1998 and 1997, employees purchased approximately 171,000, 149,000 and 171,000 shares, respectively, of the company's common stock under the plan at weighted average per-share prices of $15.25, $15.44 and $10.90, respectively. Through January 29, 2000, approximately 3,367,000 shares had been issued under this plan and 633,000 shares remained available for future issuance.

The weighted average fair values of the 1999, 1998 and 1997 awards were $6.49, $6.27 and $4.10 per share, respectively. For determining pro forma earnings per share, the fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model using the following assumptions for 1999, 1998 and 1997, respectively: (i) dividend yield of 0.6%, 0.6% and 0.6%; (ii) expected volatility of 44.7%, 49.3% and 43.1%;
(iii) risk-free interest rate of 5.6%, 5.0% and 5.6%; and (iv) expected life of 1.0 year, 1.0 year and 1.0 year.

RESTRICTED STOCK PLAN. The company's Restricted Stock Plan provides for stock awards to officers and certain key employees. All awards under the plan entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The market value of these shares at date of grant is amortized to expense ratably over the vesting period of generally two to five years. At year-end 1999, 1998 and 1997, the unamortized compensation expense was $14.4 million, $15.3 million and $9.4 million, respectively. A summary of restricted stock award activity follows:

    --------------------------------------------------------------------------------------------------------------------------

                 RESTRICTED STOCK PLAN (000)                              1999                  1998                   1997
    --------------------------------------------------------------------------------------------------------------------------
    Shares available for grant beginning of year                           4,297                  5,059                 5,744
    Restricted shares granted                                              (403)                  (814)                 (781)
    Restricted shares forfeited                                               27                     52                    96
                                                            ------------------------------------------------------------------
    Shares available for grant end of year                                 3,921                  4,297                 5,059
                                                            ------------------------------------------------------------------
                                                            ------------------------------------------------------------------
    Weighted average market value per share on
       grant date                                                         $21.34                 $19.28                $13.28
                                                            ------------------------------------------------------------------
                                                            ------------------------------------------------------------------

    --------------------------------------------------------------------------------------------------------------------------

NOTE G: PROVISION FOR LITIGATION EXPENSE AND OTHER LEGAL PROCEEDINGS

The company has reached a preliminary understanding to resolve a class action complaint alleging store managers and assistant managers in California are incorrectly classified as exempt from state overtime laws. As a result, the company recorded a non-recurring pre-tax charge of $9.0 million in 1999 relating to this matter. When terms are completed, the company expects to execute a settlement agreement, without any admission of wrongdoing, which will be subject to judicial approval.

The company is party to various other legal proceedings arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect on the company's financial condition or results of operations.

NOTE H: QUARTERLY FINANCIAL DATA (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                       13 Weeks Ended     13 Weeks Ended     13 Weeks Ended   13 Weeks  Ended    52 Weeks  Ended
                                               May 1,           July 31,        October 30,       January 29,        January 29,
($000, except per share data)                    1999               1999               1999              2000               2000
---------------------------------------------------------------------------------------------------------------------------------
Sales                                        $580,825           $614,576           $608,720          $694,517         $2,468,638
Net earnings(1)                                34,163             38,636             34,615            42,692            150,106
Net earnings per
  diluted share(1,2)                              .36                .42                .38               .48               1.64
Dividends declared per
  share on common stock(2)                                         .0325              .0325               .07(3)            .135
Closing stock price(2,4)
  High                                         $23.91             $26.00             $24.00            $21.00             $26.00
  Low                                          $20.16             $22.09             $18.59            $12.25             $12.25

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                       13 Weeks Ended     13 Weeks Ended     13 Weeks Ended   13 Weeks  Ended    52 Weeks  Ended
                                               May 2,          August 1,        October 31,       January 30,        January 30,
($000, except per share data)                    1998               1998               1998              1999               1999
---------------------------------------------------------------------------------------------------------------------------------

Sales                                        $484,276           $536,975           $531,139          $629,971         $2,182,361
Net earnings                                   27,850             32,409             28,005            45,579            133,843
Net earnings per
  diluted share(2)                                .29                .33                .29               .49               1.40
Dividends declared per
  share on common stock(2)                                         .0275              .0275               .06(5)            .115
Closing stock price(2,4)
  High                                         $24.16             $24.84             $22.00            $20.34             $24.84
  Low                                          $16.78             $20.19             $12.22            $15.94             $12.22

---------------------------------------------------------------------------------------------------------------------------------

1 Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.06 per share, related to litigation. See Note G of Notes to Consolidated Financial Statements.
2 All per share information is adjusted to reflect the effect of the two-for-one stock split effected in the form of a stock dividend paid on September 22, 1999.
3 Includes $.0325 per share dividend declared November 1999 and $.0375 per share dividend declared January 2000.
4 Ross Stores, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST.
5 Includes $.0275 per share dividend declared November 1998 and $.0325 per share dividend declared January 1999.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of January 29, 2000 and January 30, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2000 and January 30, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
SAN FRANCISCO, CALIFORNIA

MARCH 10, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated herein by reference to the sections entitled (i) "Executive Officers of the Registrant" at the end of Part I of this report; (ii) "Information Regarding Nominees and Incumbent Directors" of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, June 7, 2000 (the "Proxy Statement"); and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

          1.     List of Financial Statements.

                 The following consolidated financial statements included
                       herein as Item 8:

                 Consolidated Balance Sheets at January 29, 2000 and January
                       30, 1999.
                 Consolidated Statements of Earnings for the years ended
                       January 29, 2000, January 30, 1999 and January 31,
                       1998.
                 Consolidated Statements of Stockholders' Equity for the
                       years ended January 29, 2000, January 30, 1999 and January 31, 1998.
                 Consolidated Statements of Cash Flows for the years ended
                       January 29, 2000 January 30, 1999 and January 31,
                       1998.
                 Notes to Consolidated Financial Statements.
                 Independent Auditors' Report.

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

                                  ROSS STORES, INC.
                                  ----------------------------------
                                  (Registrant)

Date:  April 26, 2000             By: /s/Michael Balmuth
                                      Michael Balmuth
                                      Vice Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                 TITLE                                       DATE
--------------------------------------------------------------------------------------------------------------------
/s/Michael Balmuth                          Vice Chairman and                             April 26, 2000
Michael Balmuth                             Chief Executive Officer

/s/J. Call                                  Senior Vice President,                        April 26, 2000
John G. Call                                Chief Financial Officer,
                                            Principal Accounting Officer and
                                            Corporate Secretary

/s/Norman A. Ferber                         Chairman of the Board                         April 26, 2000
Norman A. Ferber

/s/Lawrence M. Higby                        Director                                      April 26, 2000
Lawrence M. Higby

/s/Stuart G. Moldaw                         Chairman Emeritus                             April 26, 2000
Stuart G. Moldaw                            and Director

/s/G. Orban                                 Director                                      April 26, 2000
George P. Orban

/s/Philip Schlein                           Director                                      April 26, 2000
Philip Schlein

/s/Donald H. Seiler                         Director                                      April 26, 2000
Donald H. Seiler

/s/D. L. Weaver                             Director                                      April 26, 2000
Donna L. Weaver

                                       32

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                      EXHIBIT
3.1      Corrected First Restated Certificate of Incorporation of Ross
         Stores, Inc. ("Ross Stores"), dated and filed with the Delaware
         Secretary of State on March 17, 1999, incorporated by reference to
         Exhibit 3.1 to the Form 10-K filed by Ross Stores for the year ended
         January 30, 1999.

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

10.4 Second Amendment to Credit Agreement, dated January 30, 1998, between Ross Stores and Bank of America, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores for its fiscal year ended January 31, 1998.

         MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.5 - 10.36)

10.5     Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan

10.6 Amended and Restated 1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1998.

10.7     Ross Stores, Inc. 2000 Equity Incentive Plan

10.8 Third Amended and Restated Ross Stores Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.6 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.

10.9     Fourth Amended and Restated Ross Stores, Inc. 1988 Restricted Stock Plan

10.10 Third Amended and Restated Ross Stores 1988 Restricted Stock Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.

10.11 Amended and Restated 1991 Outside Directors Stock Option Plan effective March 16, 2000

10.12 Amended and Restated 1991 Outside Directors Stock Option Plan, incorporated by reference to Exhibit 10.8 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.

10.13 1991 Outside Directors Stock Option Plan, as amended May 27, 1999, incorporated by reference to Exhibit 10.40 of the Form 10-Q filed by Ross Stores for its quarter ended July 31, 1999.

10.14    Ross Stores Executive Medical Plan, incorporated by reference to
         Exhibit 10.9 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.



EXHIBIT
NUMBER                                      EXHIBIT

10.15    Ross Stores Executive Dental Plan, incorporated by reference to
         Exhibit 10.10 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.

10.16    Third Amended and Restated Ross Stores Executive Supplemental
         Retirement Plan, incorporated by reference to Exhibit 10.14 to the Form 10-K filed by Ross Stores for the fiscal year ended January 29, 1994.

10.17    Ross Stores Second Amended and Restated Non-Qualified Deferred
         Compensation Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.

10.18    Amended and Restated Ross Stores, Inc. Incentive Compensation Plan

10.19 Ross Stores Incentive Compensation Plan, incorporated by reference to Exhibit 10.6 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999

10.20    Amended and Restated Employment Agreement between Ross Stores and
         Norman A. Ferber, effective as of June 1, 1995, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.21    Amendment to Amended and Restated Employment Agreement between Ross
         Stores and Norman A. Ferber, entered into July 29, 1996, incorporated by reference to Exhibit 10.17 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

10.22    Amendment to Amended and Restated Employment Agreement between Ross
         Stores and Norman A. Ferber effective as of March 20, 1997, incorporated by reference to Exhibit 10.19 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

10.23    Third Amendment to Amended and Restated Employment Agreement between
         Ross Stores and Norman A. Ferber, effective as of April 15, 1997, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 1997.

10.24 Fourth Amendment to Amended and Restated Employment Agreement between Ross Stores and Norman A. Ferber, effective as of November
         20, 1997, incorporated by reference to Exhibit 10.18 to the Form
         10-K filed by Ross Stores for its fiscal year ended January 31, 1998.

10.25    Fifth Amendment to Amended and Restated Employment Agreement between
         Ross Stores and Norman A. Ferber, effective as of December 16, 1998, incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Ross Stores for its fiscal year ended January 30, 1999.

10.26 Employment Agreement between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit
         10.20 to the Form 10-Q filed by Ross Stores for its quarter ended
         April 30, 1994.

10.27    Amendment to Employment and Stock Grant Agreement by and between
         Ross Stores and Melvin A. Wilmore, effective as of March 16, 1995, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.

10.28 Second Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, effective as of June 1, 1995, incorporated by reference to Exhibit 10.21 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 1995.



EXHIBIT
NUMBER                             EXHIBIT

10.29 Third Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, entered into July 29, 1996, incorporated by reference to Exhibit 10.22 to the Form 10-Q filed by Ross Stores for its quarter ended August 3, 1996.

10.30 Fourth Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, entered into May 19, 1997, incorporated by reference to Exhibit 10.25 to the Form 10-Q filed by Ross Stores for its quarter ended August 2, 1997.

10.31 Fifth Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, entered into June 29, 1998, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1998.

10.32 Letter of Agreement between Ross Stores and Melvin A. Wilmore, signed by both parties on January 27, 2000, amending the Employment
         Agreement as amended between Ross Stores and Melvin A. Wilmore.

10.33 Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 3, 1999, incorporated by reference to
         Exhibit 10.26 to the Form 10-K filed by Ross Stores for its fiscal year ended January 30, 1999.

10.34    Amendment dated March 20, 2000 to Employment Agreement between Ross
         Stores and Michael Balmuth effective as of February 3, 1999.

10.35 Employment Agreement between Ross Stores and Barry S. Gluck, effective as of March 1, 1996, incorporated by reference to Exhibit
         10.23 to the Form 10-Q filed by Ross Stores for its quarter ended
         May 4, 1996.

10.36    First Amendment to Employment Agreement between Ross Stores and
         Barry S. Gluck, dated September 1, 1996, incorporated by reference to Exhibit 10.28 to the Form 10-Q filed by Ross Stores for its quarter ended November 2, 1996.

10.37    Second Amendment to Employment Agreement between Ross Stores and
         Barry S. Gluck, dated March 1, 1998, incorporated by reference to
         Exhibit 10.30 to the Form 10-Q filed by Ross Stores for its quarter ended May 2, 1998.

10.38 Employment Agreement between Ross Stores and Irene A. Jamieson, effective as of March 1, 1996, incorporated by reference to Exhibit
         10.24 to the Form 10-Q filed by Ross Stores for its quarter ended
         May 4, 1996.

10.39    First Amendment to Employment Agreement between Ross Stores and
         Irene A. Jamieson, dated September 1, 1996, incorporated by reference to Exhibit 10.30 to the Form 10-Q filed by Ross Stores for its quarter ended November 2, 1996.

10.40    Second Amendment to Employment Agreement between Ross Stores and
         Irene A. Jamieson dated March 1, 1998, incorporated by reference to
         Exhibit 10.33 to the Form 10-Q filed by Ross Stores for its quarter ended May 2, 1998.



EXHIBIT
NUMBER                             EXHIBIT

10.41 Employment Agreement between Ross Stores and Barbara Levy, effective as of March 1, 1996, incorporated by reference to Exhibit 10.25 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 1996.

10.42    First Amendment to Employment Agreement between Ross Stores and
         Barbara Levy, dated September 1, 1996, incorporated by reference to
         Exhibit 10.32 to the Form 10-Q filed by Ross Stores for its quarter ended November 2, 1996.

10.43    Second Amendment to Employment Agreement between Ross Stores and
         Barbara Levy, dated March 1, 1998, incorporated by reference to
         Exhibit 10.36 to the Form 10-Q filed by Ross Stores for its quarter ended May 2, 1998.

10.44 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of April 1, 1997, incorporated by reference to Exhibit
         10.34 to the Form 10-Q filed by Ross Stores for its quarter ended
         May 3, 1997.

10.45 Consulting Agreement between Ross Stores and Stuart G. Moldaw, effective as of April 1, 1999 through March 31, 2002, incorporated by reference to Exhibit 10.36 to the Form 10-Q filed by Ross Stores for its quarter ended May 1, 1999.

10.46 Employment Agreement between Ross Stores and Michael Hamilton, effective as of March 1, 1999 through March 1, 2002, incorporated by reference to Exhibit 10.37 to the Form 10-Q filed by Ross Stores for its quarter ended May 1, 1999.

10.47 Employment Agreement between Ross Stores and James Fassio, effective as of April 1, 1999, incorporated by reference to Exhibit 10.38 to the Form 10-Q filed by Ross Stores for its quarter ended May 1, 1999.

10.48 Employment Agreement between Ross Stores and Michael Wilson, effective as of May 1, 1999, incorporated by reference to Exhibit
         10.39 to the Form 10-Q filed by Ross Stores for its quarter ended
         July 31, 1999.

23       Independent Auditors' Consent.

27       Financial Data Schedules (submitted for SEC use only).