Form 10-Q
period 2000-04-29
ROSS STORES INC
filed 2000-06-12
CIK 745732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark one)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---      SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

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

The number of shares of Common Stock, with $.01 par value, outstanding on May 26, 2000 was 82,967,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------- ------------------ ---------------- -----------------
($000)                                                                   APRIL 29,      January 29,            May 1,
ASSETS                                                                        2000             2000              1999
---------------------------------------------------------------- ------------------ ---------------- -----------------
                                                                       (UNAUDITED)         (Note A)       (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                                            $ 32,632         $ 79,329          $ 33,307
     Accounts receivable                                                    17,003           15,689            15,199
     Merchandise inventory                                                 555,619          500,494           516,107
     Prepaid expenses and other                                             19,068           17,682            16,301
                                                                 ------------------ ---------------- -----------------
         Total Current Assets                                              624,322          613,194           580,914

PROPERTY AND EQUIPMENT

     Land and buildings                                                     50,079           49,919            48,937
     Fixtures and equipment                                                272,495          262,022           225,571
     Leasehold improvements                                                164,088          161,571           146,020
     Construction-in-progress                                               23,644           26,040            30,878
                                                                 ------------------ ---------------- -----------------
                                                                           510,306          499,552           451,406
     Less accumulated depreciation and amortization                        234,164          226,388           201,613
                                                                 ------------------ ---------------- -----------------
                                                                           276,142          273,164           249,793

Deferred income taxes and other assets                                      63,666           61,320            50,439
                                                                 ------------------ ---------------- -----------------
TOTAL ASSETS                                                              $964,130         $947,678          $881,146

---------------------------------------------------------------- ------------------ ---------------- -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                     $291,508         $254,293          $253,473
     Accrued expenses and other                                            119,667          102,178           101,316
     Accrued payroll and benefits                                           33,901           48,283            31,262
     Income taxes payable                                                   24,803           17,716            21,233
                                                                 ------------------ ---------------- -----------------
         Total Current Liabilities                                         469,879          422,470           407,284

Long-term debt                                                              20,000             -                 -
Long-term liabilities                                                       54,762           51,777            45,570

STOCKHOLDERS' EQUITY

     Common stock                                                              834              888               915
     Additional paid-in capital                                            226,137          234,635           217,410
     Retained earnings                                                     192,518          237,908           209,967
                                                                 ------------------ ---------------- -----------------
                                                                           419,489          473,431           428,292
                                                                 ------------------ ---------------- -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $964,130         $947,678          $881,146

---------------------------------------------------------------- ------------------ ---------------- -----------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                             THREE MONTHS ENDED
-------------------------------------------------- ----------------------------------
                                                        APRIL 29,             MAY 1,
($000 except per share data, unaudited)                      2000               1999
-------------------------------------------------- --------------- ------------------

SALES                                                    $633,428           $550,825

COSTS AND EXPENSES

     Cost of goods sold and occupancy                     434,425            379,378
     General, selling and administrative                  121,446            106,192
     Depreciation and amortization                         10,478              9,320
     Interest expense (income)                                  5               (162)
                                                   --------------- ------------------
                                                          566,354            494,728

Earnings before taxes                                      67,074             56,097
Provision for taxes on earnings                            26,226             21,934
                                                   --------------- ------------------
Net earnings                                              $40,848            $34,163
-------------------------------------------------- --------------- ------------------

Net earnings per share:

     Basic                                                   $.48               $.37

     Diluted                                                 $.47               $.37
-------------------------------------------------- --------------- ------------------

Weighted average shares outstanding:

     Basic                                                 85,287             91,928

     Diluted                                               86,177             93,480

-------------------------------------------------- --------------- ------------------
Stores open at end of period                                  385                355
-------------------------------------------------- --------------- ------------------

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------- ----------------------------------
                                                                                 THREE MONTHS ENDED
                                                                                 ------------------

                                                                                 APRIL 29,           MAY 1,
($000, unaudited)                                                                     2000             1999
------------------------------------------------------------------------- ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITES

Net earnings                                                                       $40,848          $34,163
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities:
     Depreciation and amortization of property and equipment                        10,478            9,320
     Other amortization                                                              2,641            2,498
     Change in assets and liabilities:
         Merchandise inventory                                                     (55,125)         (49,647)
         Other current assets - net                                                 (2,701)          (4,109)
         Accounts payable                                                           40,544            8,376
         Other current liabilities - net                                            (3,375)         (10,882)
         Other                                                                       1,361            1,025
                                                                          ----------------- ----------------
         Net cash provided by (used in) operating activities                        34,671          (9,256)

------------------------------------------------------------------------- ----------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITES

Additions to property and equipment                                                (18,031)         (17,247)
                                                                          ----------------- ----------------
      Net cash used in investing activities                                        (18,031)         (17,247)

------------------------------------------------------------------------- ----------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITES

Borrowing under lines of credit                                                     17,200           15,600
Proceeds from long-term debt                                                        20,000             -
Issuance of common stock related to stock plans                                      2,090            3,118
Repurchase of common stock                                                         (99,439)         (36,000)
Dividends paid                                                                      (3,188)          (2,991)
                                                                          ----------------- ----------------
     Net cash used in financing activities                                         (63,337)         (20,273)
                                                                          ----------------- ----------------
Net decrease in cash and cash equivalents                                          (46,697)         (46,776)
Cash and cash equivalents:
     Beginning of year                                                              79,329           80,083
                                                                          ----------------- ----------------
     End of quarter                                                                $32,632          $33,307

------------------------------------------------------------------------- ----------------- ----------------
SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid                                                                          $95              $42
Income taxes paid                                                                  $19,226          $19,535

------------------------------------------------------------------------- ----------------- ----------------

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended April 29, 2000 and May 1, 1999
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 29, 2000 and May 1, 1999; the interim results of operations for the three months ended April 29, 2000 and May 1, 1999; and changes in cash flows for the three months ended April 29, 2000 and May 1, 1999. The balance sheet at January 29, 2000, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended. Certain reclassifications have been made to the 1999 presentation to conform to the 2000 presentation.

Accounting policies followed by the company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 29, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 29, 2000.

The results of operations for the three-month period herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements at April 29, 2000 and May 1, 1999, and for the three months then ended, have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of April 29, 2000 and May 1, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Ross Stores, Inc. as of January 29, 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
San Francisco, California
May 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may vary significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward-Looking Statements and Factors Affecting Future Performance" below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements in the Company's 1999 Form 10-K. All information is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS

PERCENTAGE OF SALES

-------------------------------------------------- -----------------------------------
                                                            THREE MONTHS ENDED
-------------------------------------------------- ----------------- -----------------
                                                          APRIL 29,            MAY 1,
                                                               2000              1999
-------------------------------------------------- ----------------- -----------------
SALES
    Sales ($000)                                          $633,428          $550,825
    Sales growth                                              15.0%             13.7%
    Comparable store sales growth                                7%                7%

COSTS AND EXPENSES
    Cost of goods sold and occupancy                          68.6%             68.9%
    General, selling and administrative                       19.2%             19.3%
    Depreciation and amortization                              1.7%              1.7%
    Interest expense (income)                                    0%              (0)%

EARNINGS BEFORE TAXES                                         10.6%             10.2%

PROVISION FOR TAXES ON EARNINGS                                4.1%              4.0%

NET EARNINGS                                                   6.4%              6.2%
-------------------------------------------------- ----------------- -----------------

SALES

The increase in sales for the three months ended April 29, 2000, compared to the same period in the prior year, reflects an increase in the number of stores open during the current period of approximately 8% plus the 7% increase in comparable store sales.

COSTS AND EXPENSES

Cost of goods sold and occupancy expenses as a percentage of sales for the three months ended April 29, 2000 decreased compared to the same period in the prior year, primarily due to (i) leverage on occupancy costs realized from the increase in comparable store sales; and (ii) improved merchandise margins, mainly from a lower rate of markdowns.

The decrease in general, selling and administrative expenses as a percentage of sales for the three months ended April 29, 2000, compared to the same period in the prior year, primarily reflects leverage due to the increase in comparable store sales, partially offset by higher distribution expense, benefits costs and bankcard fees.



EARNINGS BEFORE TAXES AND NET EARNINGS

The increase in earnings before taxes and net earnings as a percentage of sales in the three months ended April 29, 2000, compared to the same period in the prior year, is primarily due to the improvement in the cost of goods sold and occupancy and general, selling and administrative expense ratios. The company's effective tax rate was 39.1% in both years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of cash during the three months ended April 29, 2000 were for
(i) the repurchase of the company's common stock; (ii) the purchase of inventory; and (iii) capital expenditures for new stores, improvements to existing store locations, and various other capital expenditures at the company's central office and distribution centers.

In January 2000, the company announced a $300.0 million common stock repurchase program to be completed over the next two years. In the three months ended April 29, 2000, the company repurchased approximately 5.9 million shares for an aggregate purchase price of approximately $99.4 million.

The company has available under its principal bank credit agreement a $160.0 million revolving credit facility and a $30.0 million credit facility for the issuance of letters of credit, both of which expire in September 2002. Additionally, the company has uncommitted short-term bank lines of credit totaling $45.0 million. At April 29, 2000, the company had $37.2 million outstanding under these credit agreements, of which $20.0 million is classified as long-term debt under the company's revolving credit facility.

The company estimates that cash flow from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to provide for the two-year stock repurchase program of up to $300.0 million in 2000 and 2001, dividend payments and planned capital additions during the upcoming year.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE PERFORMANCE

In this report and from time to time the company may make forward-looking statements, which reflect the company's current beliefs and estimates with respect to future events and the company's future financial performance, operations and competitive strengths. The words "expect," "anticipate," "estimate," "believe," "looking ahead," "forecast," "plan" and similar expressions identify forward-looking statements.

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

As a result, these forward-looking statements are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, successful implementation of the company's merchandise diversification strategy, the company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the company's ability to complete the two-year $300.0 million repurchase program in 2000 and 2001 at purchase prices that result in accretion to earnings per share in line with planned expectations, and greater than planned costs, including higher settlement costs than anticipated in the company's preliminary understanding to resolve a class action complaint alleging store managers and assistant managers in California are incorrectly classified as exempt from state overtime laws. In addition, the company's corporate headquarters, one of its distribution centers and 42% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the company's operating results and financial condition.

In addition to the above factors, the apparel industry is highly seasonal. The combined sales of the company for the third and fourth (holiday) fiscal quarters are historically higher than the combined sales for the first two fiscal quarters. The company has realized a significant portion of its profits in each fiscal year during the fourth quarter. If intensified price competition, lower than anticipated consumer demand or other factors, were to occur during the third and fourth quarters, and in particular during the fourth quarter, the company's fiscal year results could be adversely affected.

The company does not undertake to publicly update or revise these forward-looking statements even if experience or future changes indicate that any projected results expressed or implied therein will not be realized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the market risk associated with the company's ownership of market-risk sensitive financial instruments (including interest rate risk and equity price risk) as of April 29, 2000 is not material.

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

Date:   June 12, 2000                  /s/ J. Call

                                       John G. Call, Senior Vice President,
                                       Chief Financial Officer and Principal
                                       Accounting Officer

                                INDEX TO EXHIBITS


Exhibit
Number                                      Exhibit
-------                                     -------
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

10.41             Independent Contractor Consultancy Agreement effective
                  February 1, 2000 between Norman A. Ferber and Ross Stores,
                  Inc.

10.42             Retirement Benefit Package Agreement effective February 1,
                  2000 between Norman A. Ferber and Ross Stores, Inc.

15                Letter re: Unaudited Interim Financial Information.

27                Financial Data Schedules.
