Form 10-Q
period 2000-07-29
ROSS STORES INC
filed 2000-09-12
CIK 745732

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              FORM 10-Q

          (Mark one)
   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---      SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

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

The number of shares of Common Stock, with $.01 par value, outstanding on August 25, 2000 was 82,153,230.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                           JULY 29,         January 29,       JULY 31,
($000)                                                                         2000                2000           1999
----------------------------------------------------------------------------------------------------------------------
ASSET

                                                                   (UNAUDITED)            (Note A)     (UNAUDITED)

CURRENT ASSETS

     Cash and cash equivalents                                     $      41,948     $        79,329   $      30,119
     Accounts receivable                                                  16,217              15,689          14,824
     Merchandise inventory                                               577,569             500,494         522,904
     Prepaid expenses and other                                           19,061              17,682          16,177
                                                                   ----------------- ----------------- ---------------
         Total Current Assets                                            654,795             613,194         584,024

PROPERTY AND EQUIPMENT
     Land and buildings                                                   54,361              49,919          49,111
     Fixtures and equipment                                              278,377             262,022         228,456
     Leasehold improvements                                              167,080             161,571         147,488
     Construction-in-progress                                             28,404              26,040          38,672
                                                                   ----------------- ----------------- ---------------
                                                                         528,222             499,552         463,727
     Less accumulated depreciation and amortization                      244,730             226,388         208,708
                                                                   ----------------- ----------------- ---------------
                                                                         283,492             273,164         255,019

Deferred income taxes and other assets                                    62,338              61,320          51,772
                                                                   ----------------- ----------------- ---------------
TOTAL ASSETS                                                       $   1,000,625     $       947,678   $     890,815


----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $     280,855     $       254,293   $     245,182
     Accrued expenses and other                                           84,564             102,178          85,522
     Accrued payroll and benefits                                         42,184              48,283          37,466
     Income taxes payable                                                 20,071              17,716          21,803
     Short-term debt                                                      11,800             -                17,200
                                                                   ----------------- ----------------- ---------------
         Total Current Liabilities                                       439,474             422,470         407,173

Long-term debt                                                            80,000             -                -
Long-term liabilities                                                     53,704              51,577          47,703

STOCKHOLDERS' EQUITY
     Common stock                                                            820                 888             453
     Additional paid-in capital                                          226,187             234,635         222,666
     Retained earnings                                                   200,440             237,908         212,820
                                                                   ----------------- ----------------- ---------------
                                                                         427,447             473,431         435,939
                                                                   ----------------- ----------------- ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   1,000,625     $       947,678   $     890,815

----------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------------
                                                             JULY 29,        JULY 31,             JULY 29,    JULY 31,
 ($000, except per share data, unaudited)                        2000            1999                 2000        1999
-----------------------------------------------------------------------------------------------------------------------
SALES                                                     $ 657,035       $   614,576       $    1,290,463  $ 1,165,401

COSTS AND EXPENSES

     Cost of goods sold and occupancy                       455,797           424,143              890,222      803,521
     General, selling and administrative                    130,646           117,677              252,092      223,869
     Depreciation and amortization                           10,772             9,132               21,250       18,452
     Interest expense                                           835               182                  840           20
                                                      ---------------- ---------------      --------------- -----------
                                                            598,050           551,134            1,164,404    1,045,862

Earnings before taxes                                        58,985            63,442              126,059      119,539
Provision for taxes on earnings                              23,063            24,806               49,289       46,740
                                                      ---------------- ---------------      --------------- -----------
Net earnings                                              $  35,922       $    38,636       $       76,770  $    72,799
-------------------------------------------------------------------------------------------------------------------------

Net earnings per share:

     Basic                                                $     .43       $       .42       $          .91   $      .80

     Diluted                                              $     .43       $       .42       $          .90   $      .78
-------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding:

     Basic                                                   82,753            91,132               84,020       91,530

     Diluted                                                 83,530            92,734               84,853       93,102
--------------------------------------------------------------------------------------------------------------------------
Stores open at end of period                                    392               363                  392          363
--------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS ENDED
                                                                                    ----------------
                                                                                  JULY 29,         JULY 31,
($000, unaudited)                                                                     2000             1999
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                 $   76,770        $     72,799
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities:
     Depreciation and amortization of property and equipment                     21,250              18,452
     Other amortization                                                           5,016               4,984
     Change in assets and liabilities:
         Merchandise inventory                                                  (77,075)            (56,445)
         Other current assets - net                                              (1,907)             (3,609)
         Accounts payable                                                        29,890                  85
         Other current liabilities - net                                        (16,429)             (1,066)
         Other                                                                    2,985               2,201
                                                                          ----------------------------------
         Net cash provided by operating activities                               40,500              37,401
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                                             (39,008)            (35,421)
                                                                          ----------------------------------
     Net cash used in investing activities                                      (39,008)            (35,421)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under lines of credit                                                  11,800              17,200
Proceeds of long-term debt                                                       80,000              -
Issuance of common stock related to stock plans                                   3,586               8,803
Repurchase of common stock                                                     (127,966)            (71,988)
Dividends paid                                                                   (6,293)             (5,959)
                                                                          ----------------------------------
     Net cash used in financing activities                                      (38,873)            (51,944)
                                                                          ----------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (37,381)            (49,964)

Cash and cash equivalents:
     Beginning of year                                                           79,329              80,083
                                                                          ----------------------------------
     End of quarter                                                          $   41,948        $     30,119
------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                $      784        $        105
Income taxes paid                                                            $   49,146        $     43,741
------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Three and Six Months Ended July 29, 2000 and July 31, 1999
                                       (Unaudited)

1.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 29, 2000 and July 31, 1999; the results of operations for the three and six months ended July 29, 2000 and July 31, 1999; and changes in cash flows for the six months ended July 29, 2000 and July 31, 1999. The balance sheet at January 29, 2000, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

The condensed consolidated financial statements at July 29, 2000 and July 31, 1999, and for the three-months and six-months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of July 29, 2000 and July 31, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month and six month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ross Stores, Inc. as of January 29, 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000 is fairly stated, in all material respects, in relation to the.

/s/Deloitte & Touche LLP
San Francisco, CA
August 18, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward-Looking Statements and Factors Affecting Future Performance" below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements in the Company's 1999 Form 10-K. All information is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS
---------------------

PERCENTAGES OF SALES

---------------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
---------------------------------------------------------------------------------------------------------------------------
                                                           JULY 29,         JULY 31,             JULY 29,          JULY 31,
                                                               2000             1999                 2000              1999
---------------------------------------------------------------------------------------------------------------------------
SALES
    Sales ($000)                                           $657,035         $614,576           $1,290,463        $1,165,401
    Sales growth                                                6.9%            14.5%                10.7%             14.1%
    Comparable store sales growth                                 0%               7%                   3%                7%

    Cost of goods sold and occupancy                           69.4%            69.0%                69.0%             68.9%
    General, selling and administrative                        19.9%            19.1%                19.5%             19.2%
    Depreciation and amortization                               1.6%             1.5%                 1.7%              1.6%
    Interest expense                                            0.1%             0.0%                 0.1%              0.0%

EARNINGS BEFORE TAXES                                           9.0%            10.3%                 9.8%             10.3%

PROVISION FOR TAXES ON EARNINGS                                 3.5%             4.0%                 3.8%              4.0%

NET EARNINGS                                                    5.5%             6.3%                 6.0%              6.3%

----------------------------------------------------------------------------------------------------------------------------

SALES

The increase in sales for the three and six months ended July 29, 2000, compared to the same periods in the prior year, reflects an increase in the number of stores open during the current periods. The increase in sales for the six months ended July 29, 2000 also reflects an increase in comparable store sales.

COSTS AND EXPENSES

Cost of goods sold and occupancy expenses as a percentage of sales for the three and six months ended July 29, 2000, increased compared to the same periods in the prior year, primarily due to reduced leverage on occupancy costs resulting from lower comparable store sales than in the prior periods.

The increase in general, selling and administrative expenses as a percentage of sales for the three and six months ended July 29, 2000, compared to the same periods in the prior year, primarily reflects higher store, benefit and distribution costs as a percentage of sales, partially offset by leverage on advertising, lower incentive plan costs and elimination of Year 2000 ("Y2K") related expense in fiscal 2000.

Depreciation and amortization as a percentage of sales for the three and six months ended July 29, 2000, compared to the same periods in the prior year, increased primarily due to reduced leverage on lower comparable store sales than in the prior periods.

The increase in interest expense as a percentage of sales for the three and six months ended July 29, 2000, compared to the same periods in the prior year, is due to higher average borrowings primarily to fund the increase in the company's stock repurchase program.

NET EARNINGS

The decrease in net earnings as a percentage of sales in the three and six months ended July 29, 2000, compared to the same periods in the prior year, is primarily due to a slowdown in the rate of comparable store sales growth during the second quarter and the increase in the cost of goods sold and occupancy expenses ratio, and the general, selling, and administrative expenses ratio.

INCOME TAXES PAID

The company paid $49.1 million in income taxes in the six months ended July 29, 2000, versus $43.7 million in the six months ended July 31, 1999. The increase in income taxes paid primarily resulted from the timing of estimated tax payments. The Company's effective tax rate in both periods was approximately 39%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

The primary uses of cash during the six months ended July 29, 2000 were for (i) the repurchase of the company's common stock; (ii) the purchase of inventory; and (iii) capital expenditures for new stores, improvements to existing stores, improvements in management information systems, and various expenditures to improve the central office and distribution centers.

Total consolidated inventories increased 10% at July 29, 2000 from July 31, 1999, due mainly to an 8% increase in the number of stores open at the end of each period and a planned increase in the level of packaway merchandise. The increase in accounts payable at July 29, 2000 from July 31, 1999 resulted mainly from the higher level of inventory purchases over the prior year.

In January 2000, the company announced a $300 million common stock repurchase program to be completed over the next two years. In the six months ended July 29, 2000, the company repurchased approximately 7.5 million shares for an aggregate purchase price of approximately $128 million.

The company has available under its principal bank credit agreement a $160.0 million revolving credit facility and a $30.0 million credit facility for the issuance of letters of credit, both of which expire in September 2002. Additionally, the company has uncommitted short-term bank lines of credit totaling $45.0 million. At July 29, 2000, the company had $91.8 million outstanding under these credit agreements, of which $80.0 million is classified as long-term debt under the company's revolving credit facility.

The company estimates that cash flow from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to provide for the two-year stock repurchase program of up to $300.0 million in 2000 and 2001, dividend payments and planned capital additions during the upcoming year.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE
-------------------------------------------------------
PERFORMANCE
-----------

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

As a result, these forward-looking statements are subject to certain risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, successful implementation of the company's merchandise diversification strategy, the company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the company's ability to complete the two-year $300.0 million repurchase program in 2000 and 2001 at purchase prices that result in accretion to earnings per share in line with planned expectations, and greater than planned costs. In addition, the company's corporate headquarters, one of its distribution centers and 40% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the company's operating results and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the market risk associated with the company's ownership of market-risk sensitive financial instruments (including interest rate risk and equity price risk) as of July 29, 2000 is not material.

                                       PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 7, 2000 (the "2000 Annual Meeting"), the stockholders of the company voted on and approved the following proposals:

Proposal 1 to elect two class II directors (Michael Balmuth and Lawrence M. Higby) for a three-year term.

Proposal 2 to amend the Employee Stock Purchase Plan to increase the share reserve by 1,000,000 shares.

Proposal 3 to ratify the appointment of Deloitte & Touche LLP as the company's independent certified public accountants for the fiscal year ended February 3, 2001.

2000 ANNUAL MEETING ELECTION RESULTS -
--------------------------------------

PROPOSAL 1: ELECTION OF DIRECTORS

DIRECTOR                   IN FAVOR           WITHHELD

Michael Balmuth            77,965,233         344,820
Lawrence M. Higby          77,963,755         346,298

PROPOSAL 2: AMENDMENTS TO THE EMPLOYEE STOCK PURCHASE PLAN

IN FAVOR                  AGAINST             ABSTAIN

76,599,999                1,314,387           395,667

PROPOSAL 3: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001.

IN FAVOR                  AGAINST             ABSTAIN

78,237,741                37,163              35,149

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

                                     ROSS STORES, INC.
                                     Registrant


Date:         September 11, 2000     /s/ John G. Call
                                     John G. Call, Senior Vice President,
                                     Chief Financial Officer, Corporate
                                     Secretary and Principal Accounting Officer

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

         10.3     Fourth Amended and Restated Employee Stock Purchase Plan.

         15       Letter re: Unaudited Interim Financial Information.

         27       Financial Data Schedules (submitted for SEC use only).