Form 10-Q
period 2000-10-28
ROSS STORES INC
filed 2000-12-11
CIK 745732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


          (Mark one)
 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---       SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000


                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934
          For the transition period from _______ to _______


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

The number of shares of Common Stock, with $.01 par value, outstanding on November 25, 2000 was 81,011,317.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
                                                                      OCTOBER 28,       January 29,    OCTOBER 30,
($000)                                                                       2000              2000           1999
------------------------------------------------------------------------------------------------------------------
ASSET
                                                                    (UNAUDITED)            (Note A)   (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                     $      34,758         $   79,329    $   31,645
     Accounts receivable                                                  18,748             15,689        15,884
     Merchandise inventory                                               594,428            500,494       570,965
     Prepaid expenses and other                                           19,576             17,682        16,591
                                                                   -----------------------------------------------
         Total Current Assets                                            667,510            613,194       635,085

PROPERTY AND EQUIPMENT
     Land and buildings                                                   54,795             49,919        49,593
     Fixtures and equipment                                              287,009            262,022       236,611
     Leasehold improvements                                              172,382            161,571       150,481
     Construction-in-progress                                             33,306             26,040        46,991
                                                                   -----------------------------------------------
                                                                         547,492            499,552       483,676
     Less accumulated depreciation and amortization                      255,366            226,388       217,004
                                                                   -----------------------------------------------
                                                                         292,126            273,164       266,672

Deferred income taxes and other assets                                    60,953             61,320        51,723
                                                                   -----------------------------------------------
TOTAL ASSETS                                                       $   1,020,589        $   947,678    $  953,480


------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $     287,955        $   254,293    $  263,121
     Accrued expenses and other                                           89,062            102,178        97,755
     Accrued payroll and benefits                                         50,001             48,283        46,176
     Income taxes payable                                                  7,879             17,716        20,579
     Short-term debt                                                      20,000               -           28,900
                                                                   -----------------------------------------------
         Total Current Liabilities                                       454,897            422,470       456,531

Long-term debt                                                            80,000              -            24,000
Long-term liabilities                                                     50,224             51,777        47,200

STOCKHOLDERS' EQUITY
     Common stock                                                            811                888           887
     Additional paid-in capital                                          225,888            234,635       220,641
     Retained earnings                                                   208,769            237,908       204,221
                                                                   -----------------------------------------------
                                                                         435,468            473,431       425,749
                                                                   -----------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   1,020,589        $   947,678    $  953,480

------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------------

                                                          OCTOBER 28,     October 30,          OCTOBER 28,      October 30,
 ($000, except per share data, unaudited)                        2000            1999                 2000             1999

----------------------------------------------------------------------------------------------------------------------------
SALES                                                    $   639,469      $   608,720       $    1,929,932  $   1,774,121

COSTS AND EXPENSES


     Cost of goods sold and occupancy                        439,379          416,442            1,329,601      1,219,963
     General, selling and administrative                     138,449          125,833              390,541        349,702
     Depreciation and amortization                            11,279            9,459               32,529         27,911
     Interest expense                                          1,531              147                2,371            167
                                                         -----------------------------      --------------------------------
                                                             590,638          551,881            1,755,042      1,597,743

Earnings before taxes                                         48,831           56,839              174,890        176,378
Provision for taxes on earnings                               19,093           22,224               68,382         68,964
                                                         -----------------------------      --------------------------------
Net earnings                                             $    29,738      $    34,615       $      106,508  $     107,414
----------------------------------------------------------------------------------------------------------------------------

Net earnings per share:

     Basic                                               $       .36      $       .38       $         1.28  $        1.18

     Diluted                                             $       .36      $       .38       $         1.27  $        1.16
----------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding:

     Basic                                                    81,837           89,986               83,292         91,015

     Diluted                                                  82,389           91,138               84,025         92,444

----------------------------------------------------------------------------------------------------------------------------
Stores open at end of period                                     411              381                  411            381
----------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
                                                                                  NINE MONTHS ENDED
                                                                                  -----------------

                                                                            OCTOBER 28,      October 30,
($000, unaudited)                                                                  2000             1999
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                               $   106,508       $   107,414
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities:
     Depreciation and amortization of property and equipment                    32,529            27,911
     Other amortization                                                          7,495             7,442
     Change in assets and liabilities:
         Merchandise inventory                                                 (93,934)         (104,505)
         Other current assets - net                                             (4,954)           (5,083)
         Accounts payable                                                       36,990            18,023
         Other current liabilities - net                                       (12,779)           20,372
         Other                                                                   2,164             2,206
                                                                          -------------------------------
         Net cash provided by operating activities                              74,019            73,780

---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                                            (63,501)          (58,918)
                                                                          -------------------------------
     Net cash used in investing activities                                     (63,501)          (58,918)

---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under lines of credit                                                 20,000            28,900
Proceeds of long-term debt                                                      80,000            24,000
Issuance of common stock related to stock plans                                  4,027             9,536
Repurchase of common stock                                                    (149,741)         (116,845)
Dividends paid                                                                  (9,375)           (8,891)
                                                                          -------------------------------
     Net cash used in financing activities                                     (55,089)          (63,300)
                                                                          -------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (44,571)          (48,438)

Cash and cash equivalents:
     Beginning of year                                                          79,329            80,083
                                                                          -------------------------------
     End of quarter                                                        $    34,758       $    31,645

---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                              $     2,296       $       374
Income taxes paid                                                          $    78,239       $    66,863

---------------------------------------------------------------------------------------------------------

ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Three and Nine Months Ended October 28, 2000 and October 30, 1999
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 28, 2000 and October 30, 1999; the results of operations for the three and nine months ended October 28, 2000 and October 30, 1999; and changes in cash flows for the nine months ended October 28, 2000 and October 30, 1999. The balance sheet at January 29, 2000, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

The condensed consolidated financial statements at October 28, 2000 and October 30, 1999, and for the three-months and nine-months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.


2. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS No. 138 issued in June 2000, defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. Ross Stores, Inc. will adopt this statement in its first fiscal quarter of its fiscal year ending February 2, 2002. Management is completing its assessment of the implications of adopting this new standard, and does not anticipate any material impact to its financial results.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. (the "Company") as of October 28, 2000 and October 30, 1999, and the related condensed consolidated statements of earnings for the three-month and nine-month periods then ended and the condensed consolidated statements of cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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


/s/Deloitte & Touche LLP
San Francisco, CA
November 17, 2000

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

RESULTS OF OPERATIONS
---------------------

PERCENTAGES OF SALES

-----------------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------------------
                                                         OCTOBER 28,      October 30,          OCTOBER 28,       October 30,
                                                                2000             1999                 2000              1999
-----------------------------------------------------------------------------------------------------------------------------
SALES
    Sales ($000)                                          $  639,469        $ 608,720          $ 1,929,932       $ 1,774,121
    Sales growth                                                 5.1%            14.6%                 8.8%             14.3%
    Comparable store sales increase (decrease)                    (2%)              7%                   1%                7%

    Cost of goods sold and occupancy                            68.7%            68.4%                68.9%             68.8%
    General, selling and administrative                         21.7%            20.7%                20.2%             19.7%
    Depreciation and amortization                                1.8%             1.6%                 1.7%              1.6%
    Interest expense                                             0.2%             0.0%                 0.1%              0.0%

EARNINGS BEFORE TAXES                                            7.6%             9.3%                 9.1%              9.9%

PROVISION FOR TAXES ON EARNINGS                                  3.0%             3.7%                 3.5%              3.9%

NET EARNINGS                                                     4.7%             5.7%                 5.5%              6.1%

-----------------------------------------------------------------------------------------------------------------------------

SALES

The increase in sales for the three months ended October 28, 2000, compared to the same period in the prior year, reflects an increase in the number of stores open during the period, partially offset by a decrease in comparable store sales. The increase in sales for the nine months ended October 28, 2000, compared to the same period in the prior year, reflects an increase in the number of stores open during the period and an increase in comparable store sales.

COSTS AND EXPENSES

Cost of goods sold and occupancy expenses as a percentage of sales for the three and nine months ended October 28, 2000, increased compared to the same periods in the prior year, primarily due to reduced leverage on occupancy costs resulting from lower comparable store sales than in the prior periods.

The increase in general, selling and administrative expenses as a percentage of sales for the three and nine months ended October 28, 2000, compared to the same periods in the prior year, primarily reflects higher store, benefit and distribution costs as a percentage of sales, partially offset by leverage on advertising, and elimination of Year 2000 ("Y2K") related expense in fiscal 2000.

Depreciation and amortization as a percentage of sales for the three and nine months ended October 28, 2000, compared to the same periods in the prior year, increased primarily due to reduced leverage on lower comparable store sales than in the prior periods.

The increase in interest expense as a percentage of sales for the three and nine months ended October 28, 2000, compared to the same periods in the prior year, is due to higher average borrowings primarily to fund the increase in the Company's stock repurchase program and higher capital expenditures.

NET EARNINGS

The decrease in net earnings as a percentage of sales in the three and nine months ended October 28, 2000, compared to the same periods in the prior year, is primarily due to a decline in the rate of comparable store sales growth, increases in both the cost of goods sold and occupancy expenses ratio and the general, selling, and administrative expenses ratio.

INCOME TAXES PAID

The Company paid $78.2 million in income taxes in the nine months ended October 28, 2000, versus $66.9 million in the nine months ended October 30, 1999. The Company's effective tax rate in both periods was approximately 39%.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

The primary uses of cash during the nine months ended October 28, 2000 were for
(i) the repurchase of the Company's common stock; (ii) the purchase of inventory; and (iii) capital expenditures for new stores, improvements to existing stores, improvements in management information systems, and various expenditures to improve the central office and distribution centers.

Total consolidated inventories increased 4% at October 28, 2000 from October 30, 1999, due mainly to an 8% increase in the number of stores open at the end of each period and a planned decrease in the level of in-store merchandise. The increase in accounts payable at October 28, 2000 from October 30, 1999 resulted mainly from the higher level of inventory purchases over the prior year.

The decrease in income taxes payable at October 28, 2000 from October 30, 1999 resulted mainly from an increase in income taxes paid due to a reduction in inventory and fixed asset related timing differences.

In January 2000, the Company announced a $300.0 million common stock repurchase program to be completed over the next two years. In the nine months ended October 28, 2000, the Company repurchased approximately 9.0 million shares for an aggregate purchase price of approximately $149.7 million.

The Company has available under its principal bank credit agreement a $160.0 million revolving credit facility and a $30.0 million credit facility for the issuance of letters of credit, both of which expire in September 2002. Additionally, the company has uncommitted short-term bank lines of credit totaling $45.0 million. At October 28, 2000, the Company had $100.0 million outstanding under these credit agreements, of which $80.0 million is classified as long-term debt under the company's revolving credit facility.

The Company estimates that cash flow from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to provide for the two-year stock repurchase program of up to $300.0 million in 2000 and 2001, dividend payments and planned capital additions during the upcoming year.

FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE PERFORMANCE
-------------------------------------------------------------------

In this report and from time to time the Company may make forward-looking statements, which reflect the Company's current beliefs and estimates with respect to future events and the Company's future financial performance, operations and competitive strengths. The words "expect," "anticipate," "estimate," "believe", "looking ahead", "forecast", "plan" and similar expressions identify forward-looking statements.

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

As a result, these forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the Company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, successful implementation of the Company's merchandise diversification strategy, the Company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the Company's ability to complete the two-year $300.0 million repurchase program in 2000 and 2001 at purchase prices that result in accretion to earnings per share in line with planned expectations, and greater than planned costs. In addition, the Company's corporate headquarters, one of its distribution centers and 41% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the Company's operating results and financial condition.

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

The factors underlying any forecasts or forward-looking statements are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect the Company's outlook at any other point in time. The Company does not undertake to update these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the market risk associated with the Company's ownership of market-risk sensitive financial instruments (including interest rate risk) as of October 28, 2000 is not material.






ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index that begins on page 12 of this Report.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                      ROSS STORES, INC.
                                      Registrant



Date:   December 11, 2000             /s/ John G. Call
                                      John G. Call, Senior Vice President,
                                      Chief Financial Officer, Corporate
                                      Secretary and Principal Accounting
                                      Officer

-------------------------------------------------------------------------------
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

          10.3      Employment Agreement effective August 14, 2000 between James
                    C. Peters and Ross Stores, Inc.

          10.4 Executive Relocation Loan Agreement between James C. Peters and Ross Stores, Inc.

          10.5      Form of Employment Agreement between Ross Stores, Inc. and
                    Senior Vice Presidents.

          15        Letter re: Unaudited Interim Financial Information.

          27        Financial Data Schedules (submitted for SEC use only).