Form 10-K
period 2001-02-03
ROSS STORES INC
filed 2001-04-27
CIK 745732

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission file number 0-14678

ROSS STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1390387 (I.R.S. Employer Identification No.)
8333 Central Avenue, Newark, California (Address of principal executive offices)	94560-3433 (Zip Code)
Registrant's telephone number, including area code	(510) 505-4400
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $.01	n/a

    Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 6, 2001 was $1,513,351,366. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of Common Stock, with $.01 par value, outstanding on April 6, 2001 was 80,550,177.

Documents incorporated by reference:

  Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders, which will be filed on or before May 16, 2001, are incorporated herein by reference into Part III.

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

  •
  Achieve an appropriate level of recognizable brands and labels at strong discounts throughout the store;

  •
  Meet customer needs on a more regional basis;

  •
  Deliver an in-store shopping experience that reflects the expectations of the off-price customer; and

  •
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

Merchandising, Purchasing and Pricing

    Ross seeks to provide its customers with a wide assortment of first quality, in-season, name-brand apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% from regular department and specialty store prices, as well as similar savings on fragrances, gift items for the home, bed and bath merchandise and accessories. Although not a fashion leader, the company sells recognizable branded merchandise that is current and fashionable in each category. New merchandise typically is received five times each week at the company's 409 stores. The company's buyers review their merchandise assortments on a weekly basis, enabling them to respond to merchandise trends and purchasing opportunities in the market. The company's merchandising strategy is reflected in its advertising, which emphasizes a strong value message—Ross' customers will find great savings everyday on a broad assortment of name-brand merchandise.

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

    The company has established a merchandise assortment which it believes is attractive to its target customer group. Although Ross offers fewer classifications of merchandise than most department stores, the company generally offers a large selection of brand names within each classification with a wide assortment of vendors, prices, colors, styles and fabrics within each size or item. Over the past several years, the company has diversified its merchandise offerings by adding new product categories such as maternity, small sporting goods and exercise equipment, small electronics, tabletop lamps, small furnishings, educational toys and games, luggage, gourmet food and cookware, and fine jewelry in select stores. The respective departments accounted for total sales in fiscal 2000 approximately as follows: Ladies 33%, Men's 21%, Home Accents and Bed and Bath 17%, Fine Jewelry, Accessories, Hosiery, Lingerie and Fragrances 12%, Children's 9% and Shoes 8%.

    Purchasing.  The company continues to expand its network of vendors and manufacturers and believes it has adequate sources of first quality merchandise to meet its requirements. The company purchases the vast majority of its merchandise directly from manufacturers and has not experienced any difficulty in obtaining sufficient inventory.

    The company believes that its ability to effectively execute certain off-price buying strategies is a key factor in its success. Ross buyers use a number of methods that enable the company to offer its customers name-brand merchandise at strong everyday discounts relative to department and specialty stores. By purchasing later in the merchandise buying cycle than department and specialty stores, Ross is able to take advantage of imbalances in manufacturer-projected supplies of merchandise.

    Unlike most department and specialty stores, Ross does not require that manufacturers provide promotional and markdown allowances, return privileges, split shipments, drop shipments to stores or delayed deliveries of merchandise. For most orders, only one delivery is made to one of the company's two distribution centers. These flexible requirements further enable the company's buyers to obtain significant discounts on in-season purchases.

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

    Throughout the past decade, Ross gradually increased the amount of packaway inventories. In 2000, the company continued its emphasis on these important resources in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 45% of total inventories as of February 3, 2001, compared to 44% at the end of the prior year. It is management's belief that the stronger discounts the company is able to offer on packaway merchandise are a key driver of Ross' business. In-store inventories at the end of fiscal 2000 were down about 1% from the prior year, and total consolidated inventories were up 12% mainly due to a greater number of stores in operation compared to the prior year and a slight increase in packaway as a percentage of total inventories.

    The company has been developing and implementing enhanced systems and processes for regionalized merchandise buying and allocation. The goal is to fine tune the merchandise mix and raise gross profit margins and sales productivity, especially in markets that are performing below the company average. At the end of 2000, approximately 25% of all merchandise departments were planned utilizing these new systems. Full rollout of the systems to all merchandise departments for the planning process is scheduled to be complete by the end of 2001, with full implementation in stores by early 2002.

    Ross' buying offices are located in New York City and Los Angeles, the nation's two largest apparel markets. These strategic locations allow buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers. These locations also enable the company's buyers to strengthen vendor relationships—a key determinant in the success of its off-price buying strategies.

    The company's buyers have an average of 14 years of experience, including merchandising positions with other retailers such as Bloomingdale's, Burlington Coat Factory, Dayton Hudson, Foot Locker, Lechters, Lord & Taylor, Macy's, Marshalls, Nordstrom's, Robinson's/May, Sterns, T.J. Maxx and Value City. In keeping with its strategy, over the past several years the company's merchandising staff has grown almost four-fold. Management believes that this increase enables its merchants to spend even more time in the market which, in turn, should strengthen the company's ability to procure the most desirable brands at competitive discounts.

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

The Ross Store

    As of February 3, 2001, the company operated 409 stores. They are conveniently located in predominantly community and neighborhood strip shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, the company clusters stores to maximize economies of scale in advertising, distribution and field management.

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

    The company minimizes transaction time for the customer at the checkout counter by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. Approximately 43% of payments are made with credit cards. Ross provides cash or credit card refunds on all merchandise returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or credited with a Ross Credit Voucher at the price on the receipt.

Operating Costs

    Consistent with the other aspects of its business strategy, Ross strives to keep operating costs as low as possible. Among the factors which have enabled the company to operate at low costs are:

  •
  Labor costs that generally are lower than full-price department and specialty stores due to (i) a store design that creates a self-selection retail format and (ii) the utilization of labor saving technologies.

  •
  Economies of scale with respect to general and administrative costs as a result of centralized merchandising, marketing and purchasing decisions.

  •
  Model store layout criteria which facilitate conversion of existing buildings to the Ross format.

  •
  A fully-integrated, on-line management information system which enables the company to respond quickly when making purchasing, merchandising and pricing decisions.

Distribution

    The company has two distribution centers—one located in Newark, California (approximately 494,000 square feet) and the second located in Carlisle, Pennsylvania (approximately 424,000 square feet). Having a distribution center on each coast enhances cost efficiencies per unit and decreases turn-around time in getting the merchandise from the vendors to the stores. Shipments are made by contract carriers to the stores about five times a week depending on location. The company believes that its two distribution centers, combined with utilization of third party processors, can provide adequate processing capacity to support store growth through fiscal 2001.

    The company expects to enter into an agreement in 2001 to lease a 108 acre parcel of land near Charlotte, North Carolina, on which it plans to construct a 1.3 million square foot distribution center. The new facility is expected to include upgraded systems and equipment that management believes will result in improved productivity and a doubling of the company's existing distribution processing capacity. The total turnkey cost for the project is projected to be $90-100 million, which the company plans to finance with an operating lease.

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

    During 2001, the company expects to implement a new transportation management system to optimize loads and routing for inbound freight. In addition, a new financial system will begin to be installed in 2001 with completion targeted in 2002. The new financial system will feature web-enabled technology, intranet capability and automation of many manual processes.

Advertising

    The company relies primarily on television advertising to communicate its merchandise offerings of quality, brand name product at low everyday prices. This strategy reflects the company's belief that television is the most efficient and cost effective medium for communicating everyday savings on a wide selection of brand-name bargains for both the family and home.

Trademarks

    The trademark for Ross Dress For Less® has been registered with the United States Patent and Trademark Office.

Employees

    On February 3, 2001, the company had approximately 19,800 employees which includes an estimated 11,200 part-time employees. Additionally, the company hires temporary employees—especially during the peak seasons. The company's employees are non-union. Management of the company considers the relationship between the company and its employees to be good.

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

ITEM 2. PROPERTIES

Stores

    From August 1982 to February 3, 2001, the company expanded from six stores in California to 409 stores in 17 states: Arizona, California, Colorado, Florida, Hawaii, Idaho, Maryland, Nevada, New Jersey, New Mexico, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Virginia and Washington. The company also operates a store in Guam. All stores are leased, with the exception of two locations.

    During fiscal 2000, the company opened 34 new Ross "Dress For Less' stores and closed three existing locations. The average new Ross store in 2000 was approximately 30,900 square feet, yielding about 25,000 square feet of selling space. As of February 3, 2001, the company's 409 stores generally ranged in size from about 24,000 to 35,000 gross square feet and had an average of 22,500 square feet of selling space.

    During the fiscal year ended February 3, 2001, no one store accounted for more than 1% of the company's sales. The company carries earthquake insurance on its corporate headquarters, both distribution centers and on its stores in California.

    The company's real estate strategy is to open additional stores mainly in existing market areas, to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market. In fiscal 2001, the company plans to enter new markets in Georgia, North Carolina and South Carolina, while also continuing to open stores in its existing markets. In addition, management continues to consider opportunistic real estate acquisitions.

    Where possible, the company has obtained sites in existing buildings requiring minimal alterations. This has allowed Ross to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. To date, the company has been able to secure leases in suitable locations for its stores. At February 3, 2001, the majority of the company's stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of its leased stores is five years, or 20 years if renewal options are included. (See Note C of Notes to Consolidated Financial Statements.)

    See additional discussion under "The Ross Store" paragraph in Item 1.

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

    In September 1997, the company entered into a five-year lease for an approximately 214,500 square foot warehouse in Newark, California. In February 1998, the company entered into a three-year lease for an approximately 239,000 square foot warehouse in Carlisle, Pennsylvania. In August 1998, the company leased an additional 246,000 square foot warehouse in Carlisle, Pennsylvania, for a 42-month term. In November 1998, the company entered into a five-year lease for an additional 97,000 square foot warehouse in Newark, California. All of these properties store the company's packaway inventory. In August 1999, Ross leased for a 50-month term a 32,000 square foot warehouse on ten acres in Newark, California. This location is primarily used for the storage of certain supplies and equipment. See additional discussion under "Distribution" paragraph in Item 1.

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

Name	Age	Position
Michael A. Balmuth	50	Vice Chairman and Chief Executive Officer
James C. Peters	39	President and Chief Operating Officer
Mark S. Askanas	40	General Counsel and Senior Vice President, Human Resources
John G. Call	42	Senior Vice President, Chief Financial Officer and Corporate Secretary
James S. Fassio	46	Senior Vice President, Property Development, Construction and Store Design
Barry S. Gluck	48	Senior Vice President and General Merchandising Manager
Michael Hamilton	55	Senior Vice President, Store Operations
Irene Jamieson	50	Senior Vice President and General Merchandising Manager
Megan Jamieson	39	Senior Vice President, Strategic Planning
Barbara Levy	46	Senior Vice President and General Merchandising Manager
Barbara Rentler	43	Senior Vice President and General Merchandising Manager
Michael L. Wilson	47	Senior Vice President, Distribution and Transportation

    Mr. Balmuth joined the Board of Directors as Vice Chairman and became Chief Executive Officer in September 1996. Prior to that, he served as the company's Executive Vice President, Merchandising since July 1993 and Senior Vice President and General Merchandising Manager since November 1989. Before joining Ross, he was Senior Vice President and General Merchandising Manager at Bon Marché in Seattle from September 1988 through November 1989. From April 1986 to September 1988, he served as Executive Vice President and General Merchandising Manager for Karen Austin Petites.

    Mr. Peters joined the company as President and Chief Operating Officer and a member of the Board of Directors in August 2000. Prior to joining Ross, Mr. Peters served at Staples as President, U.S. Retail from March 1998 to July 2000 and as Executive Vice President of U.S. Stores from September 1997 to February 1998. Prior to joining Staples, he was employed by Office Depot since 1994 where he held various operating positions and last served as Vice President of Stores for Office Depot's Western Division.

    Mr. Askanas joined the company as General Counsel and Senior Vice President, Human Resources, in January 2001. Prior to joining Ross, Mr. Askanas served as a partner since January 1993 in the San Francisco office of Jackson, Lewis Schnitzler & Kurpman, a national law firm specializing in employment and labor law, employee benefits and related litigation.

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

    Mr. Gluck has served as Senior Vice President and General Merchandising Manager since August 1993. He joined the company in February 1989 as Vice President and Divisional Merchandising Manager. Prior to joining Ross, Mr. Gluck served as General Merchandising Manager, Vice President for Today's Man from May 1987 to February 1989. From March 1982 to April 1987, he was Vice President, Divisional Merchandising Manager, Men's, Young Men's, Children's and Luggage of Macy's Atlanta.

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

    Ms. Levy has served as Senior Vice President and General Merchandising Manager since May 1993. Prior to joining Ross, Ms. Levy was with R. H. Macy & Co., Inc. most recently as Senior Vice President and General Merchandising Manager from January 1992 to April 1993 and before that as their Regional Director—Stores from May 1989 to January 1992 and from August 1985 to May 1989 as their Divisional Merchandising Manager—Better Sportswear.

    Ms. Rentler has served as Senior Vice President and General Merchandising Manager since March 2001. She joined Ross in February 1986 and most recently served as Vice President and Group Divisional Merchandise Manager from March 1999 to February 2001. Prior to that, she was Vice President and Divisional Merchandise Manager from March 1996 to February 1999. From December 1993 to February 1996 she held the position of Counselor.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    General Information.  See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note H of Notes to Consolidated Financial Statements in Item 8 of this document which is incorporated herein by reference. The company's stock is traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST. There were 835 stockholders of record as of April 6, 2001 and the closing stock price on that date was $19.4375 per share.

    Cash Dividends.  During fiscal 2000 and 1999, the company paid a quarterly cash dividend of $0.0375 and $0.0325, respectively, per common share. On January 25, 2001, the Board of Directors increased the quarterly dividend to $0.0425 per common share.

ITEM 6. SELECTED FINANCIAL DATA

	2000(1)	1999	1998	1997	1996
	($000, except per share data)
Operations
Sales	$2,709,039	$2,468,638	$2,182,361	$1,988,692	$1,689,810
Cost of goods sold and occupancy	1,873,284	1,702,342	1,513,889	1,388,098	1,194,136
Percent of sales	69.1%	69.0%	69.4%	69.8%	70.7%
General, selling and administrative	538,726	472,822	415,284	374,119	332,439
Percent of sales	19.9%	19.2%	19.0%	18.8%	19.7%
Depreciation and amortization	44,377	38,317	33,514	30,951	28,754
Interest (income) expense	3,466	(322)	259	(265)	(360)
Provision for litigation expense(2)		9,000
Earnings before taxes(2)	249,186	246,479	219,415	195,789	134,841
Percent of sales(2)	9.2%	10.0%	10.1%	9.8%	8.0%
Provision for taxes on earnings	97,432	96,373	85,572	78,315	53,936
Net earnings(2)	151,754	150,106	133,843	117,474	80,905
Percent of sales(2)	5.6%	6.1%	6.1%	5.9%	4.8%
Diluted earnings per share(2)(3)	$1.82	$1.64	$1.40	$1.17	$.79
Cash dividends declared per common share(3)	$.155	$.135	$.115	$.095	$.075

(1)
Fiscal 2000 is a 53-week year; all other fiscal years are 52 weeks.

(2)
Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.06 per share, related to litigation. See Note G of Notes to Consolidated Financial Statements.

(3)
All per share information is adjusted to reflect the effect of the two-for-one stock splits effected in the form of 100% stock dividends paid on September 22, 1999 and March 5, 1997.

SELECTED FINANCIAL DATA

	2000(1)	1999	1998	1997	1996
	($000, except per share data)
Financial Position
Merchandise inventory	$559,565	$500,494	$466,460	$418,825	$373,689
Property and equipment, net	301,665	273,164	248,712	204,721	192,647
Total assets	975,047	947,678	870,306	737,953	659,478
Return on average assets(2)	16%	17%	17%	17%	13%
Working capital	197,004	190,724	170,795	174,678	134,802
Current ratio	1.5:1	1.5:1	1.4:1	1.5:1	1.4:1
Long-term debt	30,000	0	0	0	0
Long-term debt as a percent of total capitalization	6%	0%	0%	0%	0%
Stockholders' equity	467,547	473,431	424,703	380,681	328,843
Return on average stockholders' equity(2)	32%	33%	33%	33%	26%
Book value per common share outstanding at year-end(3)	$5.81	$5.33	$4.59	$3.97	$3.33
Operating Statistics
Number of stores opened	34	34	26	17	21
Number of stores closed	3	5	2	1	4
Number of stores at year-end	409	378	349	325	309
Comparable store sales increase (52-week basis)	1%	6%	3%	10%	13%
Sales per square foot of selling space (52-week basis)(4)	$298	$300	$290	$285	$259
Square feet of selling space at year-end (000)	9,330	8,544	7,817	7,172	6,677
Number of employees at year-end	19,786	18,401	16,926	14,451	13,256
Number of common stockholders of record at year-end	812	827	818	813	826

(1)
Fiscal 2000 is a 53-week year; all other fiscal years are 52 weeks.

(2)
Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.06 per share, related to litigation. See Note G of Notes to Consolidated Financial Statements.

(3)
All per share information is adjusted to reflect the effect of the two-for-one stock splits effected in the form of 100% stock dividends paid on September 22, 1999 and March 5, 1997.

(4)
Based on average annual selling square footage.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 are referred to as 2000, 1999 and 1998, respectively. Fiscal 2000 was a 53-week year, and 1999 and 1998 were 52-week years.

Results of Operations

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
SALES
Sales (millions)	$2,709	$2,469	$2,182
Sales growth	10%	13%	10%
Comparable store sales growth	1%	6%	3%
COST AND EXPENSES (as a percent of sales)
Cost of goods sold and occupancy	69.1%	69.0%	69.4%
General, selling and administrative	19.9%	19.2%	19.0%
Depreciation and amortization	1.6%	1.6%	1.5%
Interest (income) expense	0.1%	(0%)	0%
Provision for litigation expense	0%	0.4%	0%
EARNINGS BEFORE TAXES	9.2%	10.0%	10.1%

NET EARNINGS	5.6%	6.1%	6.1%

    Stores.  Total stores open at the end of 2000, 1999 and 1998 were 409, 378 and 349, respectively. During 2000, the company opened 34 new stores and closed three stores. During 1999, the company opened 34 new stores and closed five stores. During 1998, the company opened 26 new stores and closed two stores.

    Sales.  The increases in sales for 2000, 1999 and 1998 were due to a greater number of stores in operation and an increase in comparable store sales. The company anticipates that the competitive climate for apparel and off-price retailers will continue in 2001. Management expects to address that challenge by continuing to strengthen the merchandise organization, diversifying the merchandise mix, and more fully developing the organization and systems to strengthen regional merchandise offerings. Although the company's existing strategies and store expansion program contributed to sales and earnings gains in 2000, 1999 and 1998, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

    Cost of Goods Sold and Occupancy.  The increase in the cost of goods sold and occupancy ratio in 2000 resulted mainly from an increase in freight expense as a percentage of sales and a higher rate of markdowns, partially offset by a slightly higher initial mark-up. The reduction in the cost of goods sold and occupancy ratio in 1999 resulted primarily from an increase in the initial mark-up from purchasing more opportunistically and leverage on occupancy costs. There can be no assurance that the gross profit margins realized in 2000, 1999 and 1998 will continue in future years.

    General, Selling and Administrative Expenses.  During 2000, general, selling and administrative expenses as a percentage of sales rose primarily due to higher store payroll and benefit costs and an increase in distribution center expenses. During 1999, general, selling and administrative expenses as a percentage of sales increased primarily due to higher benefit costs, credit card fees and management incentive plan expenses.

    The largest component of general, selling and administrative expenses is payroll. The total number of employees, including both full- and part-time, at year-end 2000, 1999 and 1998, was approximately 19,800, 18,400 and 16,900, respectively.

    Depreciation and Amortization.  Depreciation and amortization as a percentage of sales have remained relatively constant over the last three years, due primarily to the consistent level of fixed assets in each store.

    Provision for Litigation Expense.  In 1999 the company recorded a non-recurring pre-tax charge of $9.0 million, without any admission of wrongdoing, related to the settlement of a class action complaint alleging store managers and assistant managers in California were incorrectly classified as exempt from state overtime laws. See Note G of Notes to Consolidated Financial Statements.

    Taxes on Earnings.  The company's effective tax rate for 2000, 1999 and 1998 was 39%, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes. During 2001, the company expects its effective tax rate to remain at approximately 39%. Additionally, the increase in income taxes paid in 2000 and 1999 resulted primarily from an increase in pre-tax earnings and timing differences in the payment of taxes between the years.

Financial Condition

    Liquidity and Capital Resources.  During 2000, 1999 and 1998, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit. The company's store sites, certain warehouses and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments. Commitments related to operating leases are described in Note C of Notes to Consolidated Financial Statements. The company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania. Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary trade practices with the company's vendors. Management regularly reviews the adequacy of credit available to the company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the company.

    During 2000, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, property and equipment to open 34 new stores, the relocation, remodeling or expansion of 21 stores, the repurchase in the open market of $169 million of the company's common stock, and quarterly cash dividend payments. During 1999, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, property and equipment to open 34 new stores, the relocation, remodeling or expansion of 14 stores, the repurchase in the open market of $120 million of the company's common stock, and quarterly cash dividend payments. During 1998, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, property and equipment to open 26 new stores, the relocation, remodeling or expansion of 20 stores, the repurchase in the open market of $110 million of the company's common stock, the purchase of the company's Newark, California, distribution center and corporate headquarters for $24.6 million, and quarterly cash dividend payments. In 2000, 1999 and 1998, the company spent approximately $82.1 million, $74.0 million and $78.5 million, respectively, for capital expenditures, net of leased equipment, that included fixtures and leasehold improvements to open new stores; relocate, remodel or expand existing stores; purchase previously leased equipment; and various other expenditures for existing stores and the central office.

    The company is forecasting approximately $95 million in capital expenditures for fiscal 2001 to fund fixtures and leasehold improvements to open about 35 to 40 net new stores, relocate, remodel or expand numerous existing stores, and to make investments in information and distribution center systems and various central office expenditures. In addition, the company expects to enter into an agreement in 2001 to lease a 108 acre parcel of land near Charlotte, North Carolina, on which it plans to construct a 1.3 million square foot distribution center. The total turnkey cost for the land, distribution center and systems is projected to be about $90-100 million, which the company plans to finance with an operating lease.

    In January 2001, a 13% increase in the quarterly cash dividend payment from $.0375 to $.0425 per common share was declared by the company's Board of Directors, payable on or about April 2, 2001. The Board of Directors declared quarterly cash dividends of $.0375 per common share in January, May, August and November 2000 and $.0325 per common share in January, May, August and November 1999. The company uses cash flows from operating activities and available credit facilities to fund dividend payments.

    In January 2000, the company announced that the Board of Directors authorized a stock repurchase program of up to $300 million over two years. The company repurchased a total of $169 million of common stock during 2000 under this authorization, compared to $120 million in 1999.

    The company has available under its principal credit agreement a $160 million revolving credit facility and a $30 million letter of credit facility, both of which expire in September 2002. At year-end 2000 and 1999, the company had $30.0 million and no amounts outstanding, respectively, under the revolving credit facility and $21.7 million and $20.3 million outstanding, respectively, under the letter of credit facility. In addition, the company had $12.6 million and $6.6 million in standby letters of credit outstanding at year-end 2000 and 1999, respectively. At year-end 1998 there were no amounts outstanding under any credit facility. For additional information relating to these obligations, refer to Note B of Notes to Consolidated Financial Statements.

    Working capital was $197.0 million at the end of 2000, compared to $190.7 million at the end of 1999 and $170.8 million at the end of 1998. At year-end 2000, 1999 and 1998, the company's current ratios were 1.5:1, 1.5:1 and 1.4:1, respectively.

    The company's primary source of liquidity is the sale of its merchandise inventory. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through markdowns and clearances.

    In both 2000 and 1999, cash flows decreased primarily due to higher repurchases of common stock and a lower accounts payable balance as a percentage of inventory.

    The company has a $131 million stock repurchase authorization remaining for fiscal 2001. Management anticipates that cash flows from operations, existing bank credit lines and trade credit are adequate to meet operating cash needs, fund the aforementioned planned capital investments, complete the stock repurchase program and make quarterly dividend payments.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 138, issued in June 2000, requires the company to record all derivatives as either assets or liabilities on the balance sheet, and to measure those instruments at fair value, and is effective for all fiscal years beginning after June 15, 2000. The company plans to implement SFAS 133, as amended, on February 4, 2001 and does not believe it will have a material impact on its financial position and results of operations.

Forward-Looking Statements and Factors Affecting Future Performance

    This report includes a number of forward-looking statements, which reflect the company's current beliefs and estimates with respect to future events and the company's future financial performance, operations and competitive position. The words "expect," "anticipate," "estimate," "believe", "looking ahead," "forecast," "plan" and similar expressions identify forward-looking statements.

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

    The forward-looking statements that are contained in this report are subject to risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, a general deterioration in economic trends, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the availability of dependable energy resources at reasonable costs, the company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, the company's ability to successfully open a third distribution center in the southeast in a timely and cost-effective manner, the company's ability to successfully extend its geographic reach into new markets, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the company's ability to complete the remaining $131 million repurchase program in 2001 at purchase prices that result in accretion to earnings per share in line with expectations, and greater than planned costs. In addition, the company's corporate headquarters, one of its distribution centers and 41% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the company's operating results and financial condition.

    In addition to the above factors, the apparel industry is highly seasonal. The combined sales of the company for the third quarter and fourth (holiday) fiscal quarter are historically higher than the combined sales for the first two fiscal quarters. The company has realized a significant portion of its profits in each fiscal year during the fourth quarter. If intensified price competition, lower than anticipated consumer demand or other factors were to occur during the third and fourth quarters, and in particular during the fourth quarter, the company's fiscal year results could be adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Management believes that the market risk associated with the company's ownership of market-risk sensitive financial instruments (including interest rate risk and equity price risk) as of February 3, 2001 is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Consolidated Balance Sheets

	February 3, 2001	January 29, 2000
	(000, except per share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,154	$79,329
Accounts receivable	14,421	15,689
Merchandise inventory	559,565	500,494
Prepaid expenses and other	19,929	17,682

Total Current Assets	631,069	613,194
PROPERTY AND EQUIPMENT
Land and buildings	55,315	49,919
Fixtures and equipment	307,291	262,022
Leasehold improvements	187,668	161,571
Construction-in-progress	18,469	26,040

	568,743	499,552
Less accumulated depreciation and amortization	267,078	226,388

	301,665	273,164
Deferred income taxes and other long-term assets	42,313	61,320

Total Assets	$975,047	$947,678

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$260,138	$254,293
Accrued expenses, taxes and other	89,587	119,894
Accrued payroll and benefits	50,340	48,283
Short-term debt	34,000	0

Total Current Liabilities	434,065	422,470
Long-term debt	30,000	0
Long-term liabilities	43,435	51,777
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share Authorized 170,000,000 shares Issued and outstanding 80,527,000 and 88,774,000 shares	805	888
Additional paid-in capital	236,124	234,635
Retained earnings	230,618	237,908

	467,547	473,431

Total Liabilities and Stockholders' Equity	$975,047	$947,678

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
	(000, except per share data)
SALES	$2,709,039	$2,468,638	$2,182,361
COSTS AND EXPENSES
Cost of goods sold and occupancy	1,873,284	1,702,342	1,513,889
General, selling and administrative	538,726	472,822	415,284
Depreciation and amortization	44,377	38,317	33,514
Interest (income) expense	3,466	(322)	259
Provision for litigation expense		9,000

	2,459,853	2,222,159	1,962,946

Earnings before taxes	249,186	246,479	219,415
Provision for taxes on earnings	97,432	96,373	85,572

Net earnings	$151,754	$150,106	$133,843

EARNINGS PER SHARE
Basic	$1.84	$1.66	$1.42
Diluted	$1.82	$1.64	$1.40
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	82,619	90,416	94,071
Diluted	83,337	91,671	95,700

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
	(000)
BALANCE AT JANUARY 31, 1998	95,833	$958	$195,083	$184,640	$380,681
Common stock issued under stock plans, including tax benefit	2,301	23	30,874		30,897
Common stock repurchased	(5,435)	(56)	(10,589)	(99,353)	(109,998)
Net earnings				133,843	133,843
Dividends declared				(10,720)	(10,720)

BALANCE AT JANUARY 30, 1999	92,499	925	215,368	208,410	424,703
Common stock issued under stock plans, including tax benefit	1,711	17	30,690		30,707
Common stock repurchased	(5,436)	(54)	(11,423)	(108,523)	(120,000)
Net earnings				150,106	150,106
Dividends declared				(12,085)	(12,085)

BALANCE AT JANUARY 29, 2000	88,774	888	234,635	237,908	473,431
Common stock issued under stock plans, including tax benefit	1,854	18	24,179		24,197
Common stock repurchased	(10,101)	(101)	(22,690)	(146,533)	(169,324)
Net earnings				151,754	151,754
Dividends declared				(12,511)	(12,511)

BALANCE AT FEBRUARY 3, 2001	80,527	$805	$236,124	$230,618	$467,547

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
	(000)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$151,754	$150,106	$133,843
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	44,377	38,317	33,514
Other amortization	10,686	9,870	9,734
Deferred income taxes	10,015	(5,296)	(4,411)
Change in assets and liabilities:
Merchandise inventory	(59,071)	(34,034)	(47,635)
Other current assets—net	(980)	(5,979)	(4,161)
Accounts payable	5,751	5,867	45,735
Other current liabilities—net	(26,836)	21,609	31,101
Other	7,652	2,906	2,780

Net cash provided by operating activities	143,348	183,366	200,500

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(82,114)	(74,012)	(78,452)

Net cash used in investing activities	(82,114)	(74,012)	(78,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	64,000	0	0
Issuance of common stock related to stock plans	14,332	21,654	22,014
Repurchase of common stock	(169,324)	(120,000)	(109,998)
Dividends paid	(12,418)	(11,762)	(10,350)

Net cash used in financing activities	(103,410)	(110,108)	(98,334)

Net (decrease) increase in cash and cash equivalents	(42,176)	(754)	23,714
Cash and cash equivalents:
Beginning of year	79,329	80,083	56,369

End of year	$37,154	$79,329	$80,083

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$3,352	$610	$1,082
Income taxes paid	$100,359	$94,101	$62,779

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 are referred to as 2000, 1999 and 1998, respectively. Fiscal 2000 is a 53-week year. All other years are 52 weeks.

Note A: Summary of Significant Accounting Policies

    Business.  The company is an off-price retailer of first-quality, branded apparel, shoes and accessories for the entire family, as well as gift items, linens and other home-related merchandise. At February 3, 2001, the company operated 409 stores. The company's headquarters, one distribution center, three warehouses and 41% of its stores are located in California.

    Principles of Consolidation.  The consolidated financial statements include the accounts of all subsidiaries. Inter-company transactions and accounts have been eliminated. Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

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

    Deferred Rent.  Many of the company's leases signed since 1988 contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of 2000 and 1999, the balance of deferred rent was $13.3 million and $12.2 million, respectively, and is included in long-term liabilities.

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

    Long-Lived Assets.  Long-lived assets and certain identifiable intangibles, including goodwill, held and used by the company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the company's review as of February 3, 2001 and January 29, 2000, no adjustments were recognized to the carrying value of such assets.

    Accounts Payable  Included in accounts payable are checks outstanding of approximately $77.7 million and $40.2 million at year-end 2000 and 1999, respectively.

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

    Stock Dividend.  All share and per share information has been adjusted to reflect the effect of the company's two-for-one stock split effected in the form of a 100% stock dividend paid on September 22, 1999.

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

    The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
2000
Shares	82,619	718	83,337
Amount	$1.84	$(.02)	$1.82
1999
Shares	90,416	1,255	91,671
Amount	$1.66	$(.02)	$1.64
1998
Shares	94,071	1,629	95,700
Amount	$1.42	$(.02)	$1.40

    Segment Reporting.  The company accounts for its operations as one operating segment. The company's operations include only activities related to off-price retailing in similar stores throughout the United States and therefore comprise only one segment.

    Derivative Instruments and Hedging Activities.  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 138, issued in June 2000, requires the company to record derivatives as either assets or liabilities on the balance sheet, and to measure those instruments at fair value, and is effective for all fiscal years beginning after June 15, 2000. The company plans to implement SFAS 133, as amended, on February 4, 2001 and does not believe it will have a material impact on its financial position and results of operations.

Note B: Long-Term Debt

    The company had $30.0 million of debt classified as long-term at year-end 2000 and no debt outstanding at year-end 1999. The weighted average interest rates on borrowings during 2000 and 1999 were 6.8% and 5.5%, respectively.

    Bank Credit Facilities.  The company has available under its principal credit agreement a $160 million revolving credit facility and a $30 million letter of credit facility, both of which expire in September 2002. Interest is payable upon borrowing maturity but no less than quarterly. At year-end 2000 and 1999, the company had $30.0 million and no amounts outstanding, respectively, under the revolving credit facility and $21.7 million and $20.3 million outstanding, respectively, under the letter of credit facility. In addition, the company had $12.6 million and $6.6 million in standby letters of credit outstanding at year-end 2000 and 1999, respectively. Borrowing under the credit facilities is subject to the company's maintaining certain interest rate coverage and leverage ratios. As of February 3, 2001, the company was in compliance with these bank covenants.

    In addition, the company has $45 million in uncommitted short-term bank lines of credit. When utilized, interest is payable monthly. At the end of 2000, there was $34.0 million outstanding in overnight borrowings under these lines. There were no balances outstanding under these lines at year-end 1999.

Note C: Leases

    The company leases five separate warehouse facilities in both Newark, California and Carlisle, Pennsylvania, with operating leases expiring in various years through 2003, and renewal options of up to three years each. These five leased facilities are being used primarily to store packaway merchandise. In addition, the company leases its store sites, selected computer and related equipment, and certain distribution center equipment under operating leases with original, non-cancelable terms that in general range from three to 15 years, expiring through 2015. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on percentage of sales and for payment of certain expenses.

    The aggregate future minimum annual lease payments under leases in effect at year-end 2000 are as follows:

Amounts
($000)
2001	$136,079
2002	127,213
2003	111,394
2004	97,741
2005	84,775
Later years	317,240

Total	$874,442

    Total rent expense for all operating leases is as follows:

	2000	1999	1998
	($000)
Minimum rentals	$129,645	$118,089	$106,696

Note D: Taxes on Earnings

    The provision for taxes consists of the following:

	2000	1999	1998
	($000)
CURRENT
Federal	$74,880	$85,952	$75,847
State	12,537	15,717	14,136

	87,417	101,669	89,983
DEFERRED
Federal	8,052	(5,081)	(4,107)
State	1,963	(215)	(304)

	10,015	(5,296)	(4,411)

Total	$97,432	$96,373	$85,572

    In 2000, 1999 and 1998, the company realized tax benefits of $4.8 million, $9.2 million and $10.9 million, respectively, related to stock options exercised and the vesting of restricted stock that were credited to additional paid-in capital.

    The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

	2000	1999	1998
Federal income taxes at the statutory rate	35%	35%	35%
Increased income taxes resulting from state income taxes (net of federal benefit) and other, net	4%	4%	4%

	39%	39%	39%

    The components of the net deferred tax assets at year-end are as follows:

	2000	1999
	($000)
Deferred Tax Assets
Deferred compensation	$19,505	$20,362
Non-deductible reserves	2,532	6,840
Straight-line rent	5,519	4,989
Employee benefits	3,552	4,782
California franchise taxes	2,949	3,367
Reserve for uninsured losses	243	553
All other	1,834	1,145

	36,134	42,038
Deferred Tax Liabilities
Depreciation	(22,974)	(18,938)
Inventory	(4,956)	(4,304)
Supplies	(2,174)	(2,006)
Prepaid expenses	(474)	(614)
All other	(569)	(1,174)

	(31,147)	(27,036)

Net Deferred Tax Assets	$4,987	$15,002

Note E: Employee Benefit Plans

    The company has available to certain employees a profit sharing retirement plan. Under the plan, employee and company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The company matches up to 3% of the employee's salary up to plan limits. Company contributions to the retirement plan were $2.7 million, $2.4 million and $2.1 million in 2000, 1999 and 1998, respectively. The company has in place an Incentive Compensation Plan, which provides cash awards to key management employees based on the company's and the individual's performance. The company offers a Supplemental Retirement Plan, which allows eligible employees to purchase annuity contracts. The company makes available to management a Nonqualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) Plan. This plan does not qualify under Section 401(k) of the Internal Revenue Code. Other long-term assets and other long-term liabilities include $26.8 million and $37.0 million in 2000 and 1999, respectively, related to the Nonqualified Deferred Compensation Plan.

Note F: Stockholders' Equity

    Preferred Stock.  The company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock has been issued or outstanding during the past three years.

    Common Stock.  In January 2000, the company's Board of Directors approved a $300 million two-year stock repurchase program, under which $169 million of common stock was purchased during 2000. In January 1999 and January 1998, the Board of Directors approved $120 million and

$110 million stock repurchase programs, respectively. Both programs were completed. The following table summarizes the company's stock repurchase activity:

Fiscal Year	Shares Repurchased (in millions)	Average Repurchase Price
2000	10.1	$16.76
1999	5.4	$22.07
1998	5.6	$19.52

    Dividends.  The company's Board of Directors declared dividends of $.0425 per common share in January 2001; $.0375 per common share in January, May, August and November 2000; and $.0325 per common share in January, May, August and November 1999.

    Stock-Based Compensation Plans.  At February 3, 2001, the company had five stock-based compensation plans, which are described below. Statement of Financial Accounting Standards No. 123 (SFAS 123),"Accounting for Stock-Based Compensation," establishes a fair value method of accounting for stock options and other equity instruments. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS 123, the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		2000		1999		1998
($000, except per share data)
Net income	As reported Pro forma	$ $	151,754 143,399	$ $	150,106 142,800	$ $	133,843 128,820
Basic earnings per share	As reported Pro forma	$ $	1.84 1.74	$ $	1.66 1.58	$ $	1.42 1.37
Diluted earnings per share	As reported Pro forma	$ $	1.82 1.74	$ $	1.64 1.57	$ $	1.40 1.36

    The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 2000, 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

    1992 Stock Option Plan and 2000 Equity Incentive Plan.  The company's 1992 Stock Option Plan and 2000 Equity Incentive Plan allow for the granting of non-qualified stock options. Incentive stock options can also be granted under the 1992 Stock Option Plan. Stock options are to be granted at prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and normally vest over a period not exceeding four years from the date of grant. Options granted prior to March 2000 under the plans are exercisable upon grant, subject to the company's conditional right to repurchase unvested shares. Options granted since March 2000 are exercisable only as to vested shares.

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

    A summary of the activity under the company's three option plans for 2000, 1999 and 1998 is presented below:

	Number of Shares (000)	Weighted Average Exercise Price
Outstanding at January 31, 1998	5,709	$8.09
Granted	2,254	$19.68
Exercised	(1,400)	$6.26
Forfeited	(307)	$12.35

Outstanding at January 30, 1999	6,256	$12.46
Granted	1,574	$21.80
Exercised	(1,162)	$8.43
Forfeited	(259)	$16.59

Outstanding at January 29, 2000	6,409	$15.32
Granted	2,214	$19.27
Exercised	(911)	$7.44
Forfeited	(405)	$20.77

Outstanding at February 3, 2001	7,307	$17.19

    At year-end 2000, 1999 and 1998, there were 6.6 million, 4.4 million and 5.7 million shares, respectively, available for future issuance under these plans.

    The weighted average fair values per share of options granted during 2000, 1999 and 1998 were $8.19, $7.85 and $6.21, respectively. For determining pro forma earnings per share, the fair values for each option granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998, respectively: (i) dividend yield of 0.8%, 0.7% and 0.6%; (ii) expected volatility of 56.0%, 46.1% and 45.8%; (iii) risk-free interest rate of 6.3%, 5.9% and 5.2%; and (iv) expected life of 3.4 years, 3.2 years and 3.3 years. The company's calculations are based on a multiple option approach, and forfeitures are recognized as they occur.

    The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of February 3, 2001 (options in thousands):

Options Outstanding				Options Exercisable
Exercise Price Range	Number of Shares	Remaining Life	Exercise Price	Number of Shares	Exercise Price
$ 2.16 to $12.94	1,798	4.91	$8.93	1,798	$8.93
$13.03 to $16.84	1,769	8.80	$16.56	703	$16.39
$16.94 to $21.00	1,347	7.40	$20.40	1,287	$20.48
$21.06 to $22.06	1,943	8.60	$21.81	1,131	$21.65
$22.13 to $25.56	450	8.31	$23.18	383	$23.23

Totals:	7,307	7.50	$17.19	5,301	$16.47

    Employee Stock Purchase Plan.  Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the company's common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 2000, 1999 and 1998, employees purchased approximately 195,000, 171,000 and 149,000 shares, respectively, of the company's common stock under the plan at weighted average per-share prices of $14.35, $15.25 and $15.44, respectively.

Through February 3, 2001, approximately 3,561,000 shares had been issued under this plan and 1,438,000 shares remained available for future issuance.

    The weighted average fair values of the 2000, 1999 and 1998 awards were $7.32, $6.06 and $6.27 per share, respectively. For determining pro forma earnings per share, the fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model using the following assumptions for 2000, 1999 and 1998, respectively: (i) dividend yield of 0.9%, 0.6% and 0.6%; (ii) expected volatility of 69.8%, 44.7% and 49.3%; (iii) risk-free interest rate of 6.1%, 5.6% and 5.0%; and (iv) expected life of 1.0 year, 1.0 year and 1.0 year.

    Restricted Stock Plan.  The company's Restricted Stock Plan provides for stock awards to officers and certain key employees. All awards under the plan entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The market value of these shares at date of grant is amortized to expense ratably over the vesting period of generally two to five years. At year-end 2000, 1999 and 1998, the unamortized compensation expense was $18.4 million, $14.4 million and $15.3 million, respectively. A summary of restricted stock award activity follows:

Restricted Stock Plan (000)	2000	1999	1998
Shares available for grant beginning of year	3,930	4,297	5,059
Restricted shares granted	(778)	(403)	(814)
Restricted shares forfeited	30	36	52

Shares available for grant end of year	3,182	3,930	4,297

Weighted average market value per share on grant date	$21.06	$21.34	$19.28

Note G: Provision for Litigation Expense and Other Legal Proceedings

    During 2000, the company finalized a settlement agreement, with no admission of wrongdoing, to resolve a class action complaint alleging store managers and assistant managers in California are incorrectly classified as exempt from state overtime laws. The company recorded a non-recurring pre-tax charge of $9.0 million in 1999 when a preliminary settlement was reached in this matter.

    The company is party to various other legal proceedings arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect on the company's financial condition or results of operations.

Note H: Quarterly Financial Data (Unaudited)

	13 Weeks Ended April 29, 2000	13 Weeks Ended July 29, 2000	13 Weeks Ended October 28, 2000	14 Weeks(1) Ended February 3, 2001	53 Weeks(1) Ended February 3, 2001
	($000, except per share data)
Sales	$633,428	$657,035	$639,469	$779,107	$2,709,039
Net earnings(2)	40,848	35,922	29,738	45,247	151,754
Net earnings per diluted share(2)(3)	.47	.43	.36	.56	1.82
Dividends declared per share on common stock(3)		.0375	.0375	.08(4)	.155
Closing stock price(3)(6)
High	$24.06	$22.94	$16.84	$22.88	$24.06
Low	$12.56	$14.81	$13.00	$13.06	$12.56
	13 Weeks Ended May 1, 1999	13 Weeks Ended July 31, 1999	13 Weeks Ended October 30, 1999	13 Weeks Ended January 29, 2000	52 Weeks Ended January 29, 2001
	($000, except per share data)
Sales	$580,825	$614,576	$608,720	$694,517	$2,468,638
Net earnings(2)	34,163	38,636	34,615	42,692	150,106
Net earnings per diluted share(2)(3)	.36	.42	.38	.48	1.64
Dividends declared per share on common stock(3)		.0325	.0325	.07(5)	.135
Closing stock price(3)(6)
High	$23.91	$26.00	$24.00	$21.00	$26.00
Low	$20.16	$22.09	$18.59	$12.25	$12.25

(1)
Fiscal 2000 is a 53-week year.

(2)
Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.06 per share, related to litigation. See Note G of Notes to Consolidated Financial Statements.

(3)
All per share information is adjusted to reflect the effect of the two-for-one stock split effected in the form of a 100% stock dividend paid on September 22, 1999.

(4)
Includes $.0375 per share dividend declared November 2000 and $.0425 per share dividend declared January 2001.

(5)
Includes $.0325 per share dividend declared November 1999 and $.0375 per share dividend declared January 2000.

(6)
Ross Stores, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California

    We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of February 3, 2001 and January 29, 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2001 and January 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
San Francisco, California

March 16, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item is incorporated herein by reference to the sections entitled (i) "Executive Officers of the Registrant" at the end of Part I of this report; (ii) "Information Regarding Nominees and Incumbent Directors" of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 31, 2001 (the "Proxy Statement"); and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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
The following consolidated financial statements included herein as Item 8:
Consolidated Balance Sheets at February 3, 2001 and January 29, 2000.
Consolidated Statements of Earnings for the years ended February 3, 2001, January 29, 2000 and January 30, 1999.
Consolidated Statements of Stockholders' Equity for the years ended February 3, 2001, January 29, 2000 and January 30, 1999.
Consolidated Statements of Cash Flows for the years ended February 3, 2001, January 29, 2000 and January 30, 1999.
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

ROSS STORES, INC. (Registrant)
Date: April 25, 2001	By:	/s/ MICHAEL BALMUTH Michael Balmuth Vice Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL BALMUTH Michael Balmuth	Vice Chairman and Chief Executive Officer	April 25, 2001
/s/ J. CALL John G. Call	Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary	April 25, 2001
/s/ NORMAN A. FERBER Norman A. Ferber	Chairman of the Board	April 25, 2001
/s/ SHARON GARRETT Sharon Garrett	Director	April 25, 2001
/s/ LAWRENCE M. HIGBY Lawrence M. Higby	Director	April 25, 2001
/s/ STUART G. MOLDAW Stuart G. Moldaw	Chairman Emeritus and Director	April 25, 2001
/s/ G. ORBAN George P. Orban	Director	April 25, 2001
/s/ JAMES C. PETERS James C. Peters	Director, President and Chief Operating Officer	April 25, 2001
/s/ PHILIP SCHLEIN Philip Schlein	Director	April 25, 2001
/s/ DONALD H. SEILER Donald H. Seiler	Director	April 25, 2001

INDEX TO EXHIBITS

Exhibit Number	Exhibit
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
MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.5 - 10.36)
10.5	Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.
10.6	Ross Stores, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.
10.7	Fourth Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for the quarter ended July 29, 2000.
10.8	Fourth Amended and Restated Ross Stores, Inc. 1988 Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.
10.9
Amended and Restated 1991 Outside Directors Stock Option Plan effective March 16, 2000, incorporated by reference to Exhibit 10.11 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.
10.10	Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.
10.11	Ross Stores Executive Dental Plan, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.

10.12
Third Amended and Restated Ross Stores Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the Form 10-K filed by Ross Stores for the fiscal year ended January 29, 1994.
10.13	Ross Stores Second Amended and Restated Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.
10.14	Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores for its year ended January 29, 2000.
10.15
Independent Contractor Consultancy Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.41 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 2000.
10.16	Amendment to Independent Contractor Consultancy Agreement dated January 10, 2001 between Norman A. Ferber and Ross Stores, Inc.
10.17
Retirement Benefit Package Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, incorporated by reference to Exhibit 10.42 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 2000.
10.18
Employment Agreement between Ross Stores and Melvin A. Wilmore, effective as of March 15, 1994, incorporated by reference to Exhibit 10.20 to the Form 10-Q filed by Ross Stores for its quarter ended April 30, 1994.
10.19
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
10.23
Fifth Amendment to Employment Agreement by and between Ross Stores and Melvin A. Wilmore, entered into June 29, 1998, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores for its quarter ended August 1, 1998.
10.24
Letter of Agreement between Ross Stores and Melvin A. Wilmore, signed by both parties on January 27, 2000, amending the Employment Agreement as amended between Ross Stores and Melvin A. Wilmore, Incorporated by reference to Exhibit 10.32 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.

10.25
Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 3, 1999, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores for its fiscal year ended January 30, 1999.
10.26
Amendment dated March 20, 2000 to Employment Agreement between Ross Stores and Michael Balmuth effective as of February 3, 1999. Employment Agreement effective August 14, 2000 between James C. Peters and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 2000.
10.27
Executive Relocation Loan Agreement between James C. Peters and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 2000.
10.28
Form of Employment Agreement between Ross Stores, Inc. and Senior Vice Presidents, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 2000.
10.29
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
23	Independent Auditors' Consent.

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS