Form 10-Q
period 2001-05-05
ROSS STORES INC
filed 2001-06-15
CIK 745732

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-14678

ROSS STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1390387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8333 Central Avenue, Newark, California	94560-3433
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(510) 505-4400
Former name, former address and former fiscal year, if changed since last report.	N/A

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock, with $.01 par value, outstanding on June 1, 2001 was 79,974,292.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)	May 5, 2001	February 3, 2001	April 29, 2000
	(Unaudited)	(Note A)	(Unaudited)
ASSET
CURRENT ASSETS
Cash and cash equivalents	$38,282	$37,154	$32,632
Accounts receivable	20,658	14,421	17,003
Merchandise inventory, net	607,252	559,565	555,619
Prepaid expenses and other	21,992	19,929	19,068

Total Current Assets	688,184	631,069	624,322
PROPERTY AND EQUIPMENT
Land and buildings	55,412	55,315	50,079
Fixtures and equipment	312,879	307,291	272,495
Leasehold improvements	193,949	187,668	164,088
Construction-in-progress	21,001	18,469	23,644

	583,241	568,743	510,306
Less accumulated depreciation and amortization	276,909	267,078	234,164

	306,332	301,665	276,142
Deferred income taxes and other assets	40,110	42,313	63,666

TOTAL ASSETS	$1,034,626	$975,047	$964,130
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$278,125	$260,138	$291,508
Accrued expenses and other	103,051	89,587	119,667
Accrued payroll and benefits	47,542	50,340	33,901
Short-term debt	40,800	34,000	0

Total Current Liabilities	469,518	434,065	469,879
Long-term debt	50,000	30,000	20,000
Long-term liabilities	41,371	43,435	54,762
STOCKHOLDERS' EQUITY
Common stock	798	805	834
Additional paid-in capital	236,969	236,124	226,137
Retained earnings	235,970	230,618	192,518

	473,737	467,547	419,489

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,034,626	$975,047	$964,130

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
($000, except per share data, unaudited)	May 5, 2001	April 29, 2000
Sales	$674,359	$633,428
Costs and Expenses
Cost of goods sold and occupancy	464,529	434,425
General, selling and administrative	139,237	121,446
Depreciation and amortization	11,999	10,478
Interest expense	1,655	5

	617,420	566,354
Earnings before taxes	56,939	67,074
Provision for taxes on earnings	22,263	26,226

Net earnings	$34,676	$40,848

Net earnings per share:
Basic	$.43	$.48
Diluted	$.43	$.47

Weighted average shares outstanding:
Basic	80,276	85,287
Diluted	81,051	86,177

Stores open at end of period	419	385

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
($000, unaudited)	May 5, 2001	April 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$34,676	$40,848
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	11,999	10,478
Other amortization	2,826	2,641
Change in assets and liabilities:
Merchandise inventory	(47,687)	(55,125)
Other current assets-net	(8,300)	(2,701)
Accounts payable	21,410	40,544
Other current liabilities-net	13,676	(3,375)
Other	1,585	1,361

Net cash provided by operating activities	30,185	34,671
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(21,322)	(18,031)

Net cash used in investing activities	(21,322)	(18,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under lines of credit	6,800	17,200
Proceeds from long-term debt	20,000	20,000
Issuance of common stock related to stock plans	2,119	2,090
Repurchase of common stock	(33,240)	(99,439)
Dividends paid	(3,414)	(3,188)

Net cash used in financing activities	(7,735)	(63,337)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,128	(46,697)
Cash and cash equivalents:
Beginning of year	37,154	79,329

End of quarter	$38,282	$32,632

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 5, 2001 and April 29, 2000
(Unaudited)

A. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 5, 2001 and April 29, 2000; the results of operations for the three months ended May 5, 2001 and April 29, 2000; and changes in cash flows for the three months ended May 5, 2001 and April 29, 2000. The balance sheet at February 3, 2001, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

    Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 3, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended February 3, 2001.

    The results of operations for the three-month period herein presented are not necessarily indicative of the results to be expected for the full year.

    The condensed consolidated financial statements at May 5, 2001 and April 29, 2000, and for the three months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

B. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS No. 138 issued in June 2000, requires the Company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value, and is effective for all fiscal years beginning after June 15, 2000. The Company implemented SFAS 133, as amended, on February 4, 2001. Adoption of this statement did not have a material impact on its financial position or results of operations.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

    We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of May 5, 2001 and April 29, 2000, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

    We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ross Stores, Inc. as of February 3, 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP
San Francisco, CA
May 25, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward-Looking Statements and Factors Affecting Future Performance" below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements in the Company's 2000 Form 10-K. All information is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS

PERCENTAGES OF SALES

	Three Months Ended
	May 5, 2001	April 29, 2000
SALES
Sales ($000)	$674,359	$633,428
Sales growth	6.5%	15.0%
Comparable store sales (decrease) increase	(3)%	7%
Cost of goods sold and occupancy	68.9%	68.6%
General, selling and administrative	20.7%	19.2%
Depreciation and amortization	1.8%	1.7%
Interest expense	0.2%	0.0%
EARNINGS BEFORE TAXES	8.4%	10.6%
PROVISION FOR TAXES ON EARNINGS	3.3%	4.1%
NET EARNINGS	5.1%	6.4%

Sales

    The increase in sales for the three months ended May 5, 2001, compared to the same period in the prior year, reflects an increase in the number of stores open during the current period, partially offset by a decrease in comparable store sales.

Costs and Expenses

    Cost of goods sold and occupancy expense as a percentage of sales for the three months ended May 5, 2001, increased compared to the same period in the prior year, primarily due to reduced leverage on occupancy expense resulting from lower comparable store sales than in the prior period.

    The increase in general, selling and administrative expense as a percentage of sales for the three months ended May 5, 2001, compared to the same period in the prior year, primarily reflects the deleveraging effect of the decline in comparable store sales combined with higher store payroll, benefits, and distribution costs as a percentage of sales.

    Depreciation and amortization expense as a percentage of sales for the three months ended May 5, 2001, compared to the same period in the prior year, increased primarily due to reduced leverage on lower comparable store sales than in the prior period.

    The increase in interest expense as a percentage of sales for the three months ended May 5, 2001, compared to the same period in the prior year, is due to higher average borrowings.

Net Earnings

    The decrease in net earnings as a percentage of sales in the three months ended May 5, 2001, compared to the same period in the prior year, is primarily due to a decrease in comparable store sales and increases in both the cost of goods sold and occupancy expense ratio and the general, selling, and administrative expense ratio.

Income Taxes

    The Company's effective tax rate in both periods was approximately 39%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The primary uses of cash during the three months ended May 5, 2001 were for (i) the purchase of inventory; (ii) the repurchase of the Company's common stock, and (iii) capital expenditures for new stores, and improvements to existing stores and management information systems.

    Total consolidated inventories increased 9% at May 5, 2001 from April 29, 2000, due mainly to an increase in the number of stores open at the end of each period. The decrease in accounts payable at May 5, 2001 from April 29, 2000 resulted mainly from the timing of inventory purchases versus the prior year.

    In January 2000, the Company announced a common stock repurchase program of up to $300.0 million over two years. During the three months ended May 5, 2001, the Company repurchased approximately 1.6 million shares for an aggregate purchase price of approximately $33.2 million. As of May 5, 2001, the Company had cumulative repurchases of 11.7 million shares for an aggregate purchase price of $202.6 million under this program.

    In May 2001, the Company entered into an agreement to lease a 108 acre parcel of land near Charlotte, North Carolina, upon which a 1.3 million square foot distribution center is planned to be built. The total turnkey cost for the land, distribution center and related systems is projected to be approximately $100.0 million, which the Company will finance through an operating lease.

    The Company has available under its principal bank credit agreement a $160.0 million revolving credit facility and a $30.0 million credit facility for the issuance of letters of credit, both of which expire in September 2002. At May 5, 2001, the Company had $50.0 million outstanding under the revolving credit facility.

    In addition, the Company had $18.0 million in stand-by letters of credit outstanding at May 5, 2001.

    Additionally, the Company has $45.0 million in uncommitted short-term bank lines of credit. At May 5, 2001, the Company had $40.8 million outstanding under these lines.

    The Company estimates that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to repurchase common stock, and provide for dividend payments and planned capital additions during the upcoming year.

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

    As a result, these forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from historical results or current expectations. These factors include, without limitation a general deterioration in economic trends, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the availability of dependable energy resources at reasonable costs, the Company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, the Company's ability to successfully open a third distribution center in the Southeast in a timely and cost effective manner, the Company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the Company's ability to execute the two-year $300.0 million repurchase program in 2001 at purchase prices that result in accretion to earnings per share in line with its plan and greater than planned costs. In addition, the Company's corporate headquarters, one of its distribution centers and 40% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the Company's operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Management believes that the market risk associated with the Company's ownership of market-risk sensitive financial instruments (including interest rate risk and equity price risk) as of May 5, 2001 is not material.

PART II—OTHER INFORMATION

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

ROSS STORES, INC. Registrant
Date: June 15, 2001	/s/John G. Call John G. Call, Senior Vice President, Chief Financial Officer, Corporate Secretary and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibits Number	Exhibit
3.1	Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.
3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.
15	Letter re: Unaudited Interim Financial Information.

QuickLinks

PART I. FINANCIAL INFORMATION
ROSS STORES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
ROSS STORES, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
ROSS STORES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ROSS STORES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended May 5, 2001 and April 29, 2000 (Unaudited)
INDEPENDENT ACCOUNTANTS' REPORT
PART II—OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS