Form 10-Q
period 2001-08-04
ROSS STORES INC
filed 2001-09-14
CIK 745732

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock, with $.01 par value, outstanding on August 31, 2001 was 80,013,973.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROSS STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000)	August 4, 2001	February 3, 2001	July 29, 2000
	(Unaudited)	(Note A)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,956	$37,154	$41,948
Accounts receivable	20,364	14,421	16,217
Merchandise inventory, net	612,415	559,565	577,569
Prepaid expenses and other	22,485	19,929	19,061

Total Current Assets	694,220	631,069	654,795
PROPERTY AND EQUIPMENT
Land and buildings	55,117	55,315	54,361
Fixtures and equipment	316,281	307,291	278,377
Leasehold improvements	188,536	187,668	167,080
Construction-in-progress	36,143	18,469	28,404

	596,077	568,743	528,222
Less accumulated depreciation and amortization	283,549	267,078	244,730

	312,528	301,665	283,492
Deferred income taxes and other assets	40,273	42,313	62,338

TOTAL ASSETS	$1,047,021	$975,047	$1,000,625

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$247,032	$260,138	$280,855
Accrued expenses and other	135,817	89,587	104,635
Accrued payroll and benefits	50,078	50,340	42,184
Short-term debt	17,500	34,000	11,800

Total Current Liabilities	450,427	434,065	439,474
Long-term debt	50,000	30,000	80,000
Long-term liabilities	43,979	43,435	53,704
STOCKHOLDERS' EQUITY
Common stock	798	805	820
Additional paid-in capital	245,989	236,124	226,187
Retained earnings	255,828	230,618	200,440

	502,615	467,547	427,447

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,047,021	$975,047	$1,000,625

See notes to condensed consolidated financial statements.

ROSS STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
($000, except per share data, unaudited)	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Sales	$724,591	$657,035	$1,398,950	$1,290,463
Costs and Expenses
Cost of goods sold and occupancy	505,393	455,797	969,921	890,222
General, selling and administrative	147,989	130,646	287,226	252,092
Depreciation and amortization	12,077	10,772	24,077	21,250
Interest expense	1,050	835	2,705	840

	666,509	598,050	1,283,929	1,164,404
Earnings before taxes	58,082	58,985	115,021	126,059
Provision for taxes on earnings	22,710	23,063	44,973	49,289

Net earnings	$35,372	$35,922	$70,048	$76,770

Net earnings per share:
Basic	$.44	$.43	$.87	$.91
Diluted	$.44	$.43	$.87	$.90

Weighted average shares outstanding:
Basic	79,967	82,753	80,122	84,020
Diluted	80,989	83,530	80,967	84,853

Stores open at end of period	431	392	431	392

See notes to condensed consolidated financial statements.

ROSS STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
($000, unaudited)	August 4, 2001	July 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$70,048	$76,770
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,077	21,250
Other amortization	6,093	5,016
Change in assets and liabilities:
Merchandise inventory	(52,850)	(77,075)
Other current assets—net	(8,500)	(1,907)
Accounts payable	(9,684)	29,890
Other current liabilities—net	50,222	(16,429)
Other	6,114	2,985

Net cash provided by operating activities	85,520	40,500

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(43,121)	(39,008)

Net cash used in investing activities	(43,121)	(39,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from (repayments of) short term lines of credit	(16,500)	11,800
Proceeds from long-term debt	20,000	80,000
Issuance of common stock related to stock plans	9,591	3,586
Repurchase of common stock	(46,874)	(127,966)
Dividends paid	(6,814)	(6,293)

Net cash used in financing activities	(40,597)	(38,873)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,802	(37,381)
Cash and cash equivalents:
Beginning of year	37,154	79,329

End of quarter	$38,956	$41,948

See notes to condensed consolidated financial statements.

ROSS STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended August 4, 2001 and July 29, 2000
(Unaudited)

A.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 4, 2001 and July 29, 2000; the results of operations for the three and six months ended August 4, 2001 and July 29, 2000; and changes in cash flows for the six months ended August 4, 2001 and July 29, 2000. The balance sheet at February 3, 2001, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

    The condensed consolidated financial statements at August 4, 2001 and July 29, 2000, and for the three-months and six-months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

B.  RECENTLY ISSUED ACCOUNTING STANDARDS

    SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, requires the Company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value, and is effective for all fiscal years beginning after June 15, 2000. The Company implemented SFAS 133, as amended, on February 4, 2001. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on February 3, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The new standards are not expected to have a material impact on the Company's financial position or results of operations.

C.  BANK CREDIT FACILITIES

    In August 2001, the Company closed a new three-year, $350.0 million revolving credit facility with its banks, replacing its prior $160.0 bank credit agreement and $35.0 million uncommitted bank line arrangement. This new facility also contains a $75.0 million sublimit for issuances of letters of credit. Interest is payable upon borrowing maturity but no less than quarterly. Borrowing under this credit facility is subject to the Company maintaining certain interest rate coverage and leverage ratios.

INDEPENDENT ACCOUNTANTS' REPORT

     Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

    We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of August 4, 2001 and July 29, 2000, and the related condensed consolidated statements of earnings for the three-month and six-month periods then ended and the related condensed consolidated statements of cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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
August 23, 2001

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

RESULTS OF OPERATIONS

PERCENTAGES OF SALES

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
SALES
Sales ($000)	$724,591	$657,035	$1,398,950	$1,290,463
Sales growth	10.3%	6.9%	8.4%	10.7%
Comparable store sales increase (decrease)	1%	0%	(1)%	3%
Cost of goods sold and occupancy	69.8%	69.4%	69.3%	69.0%
General, selling and administrative	20.4%	19.9%	20.5%	19.5%
Depreciation and amortization	1.7%	1.6%	1.7%	1.7%
Interest expense	0.1%	0.1%	0.2%	0.1%
EARNINGS BEFORE TAXES	8.0%	9.0%	8.2%	9.8%
PROVISION FOR TAXES ON EARNINGS	3.1%	3.5%	3.2%	3.8%
NET EARNINGS	4.9%	5.5%	5.0%	6.0%

Sales

    The increase in sales for the three months ended August 4, 2001, compared to the same period in the prior year, reflects an increase in the number of stores open during the current period and an increase in comparable store sales. The increase in sales for the six months ended August 4, 2001, compared to the same period in the prior year, reflects an increase in the number of stores open during the current period, partially offset by a decrease in comparable store sales.

Costs and Expenses

    Cost of goods sold and occupancy expenses as a percentage of sales for the three and six months ended August 4, 2001, increased compared to the same periods in the prior year, primarily due to higher freight costs, and a lower mark-up on goods sold.

    The increase in general, selling and administrative expense as a percentage of sales for the three and six months ended August 4, 2001, compared to the same periods in the prior year, primarily reflects higher store payroll, benefits, and distribution costs as a percentage of sales.

    The increase in interest expense as a percentage of sales for the six months ended August 4, 2001, compared to the same period in the prior year, is due to higher average borrowings, partially offset by a lower borrowing rate.

Net Earnings

    The decrease in net earnings as a percentage of sales in the three months ended August 4, 2001, compared to the same period in the prior year, is primarily due to increases in both the cost of goods sold and occupancy expense ratio and the general, selling, and administrative expense ratio. The decrease in net earnings as a percentage of sales in the six months ended August 4, 2001, compared to the same period in the prior year, is primarily due to a decline in the rate of comparable store sales growth, increases in both the cost of goods sold and occupancy expense ratio and the general, selling, and administrative expense ratio.

Income Taxes

    The Company's effective tax rate in both periods was approximately 39%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The primary uses of cash during the six months ended August 4, 2001 were for (i) the purchase of inventory; (ii) the repurchase of the Company's common stock, and (iii) capital expenditures for new stores and improvements to existing stores and management information systems.

    Total consolidated inventories increased 6% at August 4, 2001 from July 29, 2000, due mainly to an increase in the number of stores open at the end of each period. The decrease in accounts payable at August 4, 2001 from July 29, 2000 resulted mainly from the timing of inventory purchases and related payments to vendors versus the prior year.

    In January 2000, the Company announced a common stock repurchase program of up to $300.0 million over two years. During the six months ended August 4, 2001, the Company repurchased approximately 2.2 million shares for an aggregate purchase price of approximately $46.9 million. As of August 4, 2001, the Company had cumulative repurchases of 12.3 million shares for an aggregate purchase price of $216.2 million under this program.

    In May 2001, the Company entered into an agreement to lease a 108 acre parcel of land in South Carolina, upon which a 1.3 million square foot distribution center is under construction. The total turnkey cost for the land, distribution center and related systems is projected to be approximately $90.0-$100.0 million, which the Company will finance through an operating lease.

    At August 4, 2001, the Company had available under its principal bank credit agreement a $160.0 million revolving credit facility and a $30.0 million credit facility for the issuance of letters of credit, both of which expire in September 2002. At August 4, 2001, the Company had $50.0 million outstanding under the revolving credit facility and $23.6 million outstanding under the letter of credit facility.

    In addition, the Company had $18.0 million in other stand-by letters of credit outstanding at August 4, 2001.

    Additionally, the Company has $35.0 million in uncommitted short-term bank lines of credit. At August 4, 2001, the Company had $17.5 million outstanding under these lines.

    In August 2001, the Company closed a new three-year, $350.0 million revolving credit facility with its banks, replacing its prior bank credit agreements. This facility also contains a $75.0 million sublimit for issuances of letters of credit.

    The Company estimates that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs as well as to repurchase common stock, and provide for dividend payments and planned capital additions for the next twelve months.

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

    As a result, these forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, a general deterioration in economic trends, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the availability of dependable energy resources at reasonable costs, the Company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, the Company's ability to successfully open a third distribution center in South Carolina in a timely and cost effective manner, the Company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the Company's ability to continue to repurchase common stock in 2001 under the two-year $300.0 million repurchase program at purchase prices that result in accretion to earnings per share in line with its plan and greater than planned costs. In addition, the Company's corporate headquarters, one of its distribution centers and 39% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the Company's operating results and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Management believes that the market risk associated with the Company's ownership of market-risk sensitive financial instruments (including interest rate risk and equity price risk) as of August 4, 2001 is not material.

PART II—OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on May 31, 2001 (the "2001 Annual Meeting"), the stockholders of the company voted on and approved the following proposals:

    Proposal 1 to elect two class IIl directors (Norman A. Ferber and James C. Peters) for a three-year term.

    Proposal 2 to approve the Amended and Restated Ross Stores, Inc. Incentive Compensation Plan.

    Proposal 3 to ratify the appointment of Deloitte & Touche LLP as the company's independent certified public accountants for the fiscal year ended February 2, 2002.

2001 ANNUAL MEETING ELECTION RESULTS—

PROPOSAL 1: ELECTION OF DIRECTORS

DIRECTOR	IN FAVOR	WITHHELD	TERM EXPIRES
Norman A. Ferber	70,023,100	4,320,813	2004
James C. Peters	69,793,357	4,550,556	2004

CONTINUING DIRECTORS			TERM EXPIRES
Michael Balmuth			2003
Sharon D. Garrett			2003
Lawrence M. Higby			2003
Stuart G. Moldaw			2002
George P. Orban			2002
Donald H. Seiler			2002

PROPOSAL 2: APPROVAL OF THE AMENDED AND RESTATED ROSS STORES, INC. INCENTIVE COMPENSATION PLAN.

IN FAVOR	AGAINST	ABSTAIN
72,386,019	808,989	1,148,905

PROPOSAL 3: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002.

IN FAVOR	AGAINST	ABSTAIN
74,182,792	124,005	37,116

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

ROSS STORES, INC. Registrant
Date: September 14, 2001	/s/ J. CALL John G. Call, Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.
3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.
10.3	Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc.
10.4	Amendment to Third Amended and Restated Ross Stores, Inc 1992 Stock Option Plan.
10.5	Lease of Certain Property located in Fort Mill, South Carolina
15	Letter re: Unaudited Interim Financial Information.

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ROSS STORES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months and Six Months Ended August 4, 2001 and July 29, 2000 (Unaudited)
INDEPENDENT ACCOUNTANTS' REPORT
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS