Form 10-Q
period 2001-11-03
ROSS STORES INC
filed 2001-12-14
CIK 745732

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares of Common Stock, with $.01 par value, outstanding on November 30, 2001 was 79,519,539.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROSS STORES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000)	November 3, 2001	February 3, 2001	October 28, 2000
	(Unaudited)	(Note A)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,182	$37,154	$34,758
Accounts receivable	22,221	14,421	18,748
Merchandise inventory, net	697,854	559,565	594,428
Prepaid expenses and other	29,837	19,929	19,576

Total Current Assets	786,094	631,069	667,510
PROPERTY AND EQUIPMENT
Land and buildings	54,329	55,315	54,795
Fixtures and equipment	334,263	307,291	287,009
Leasehold improvements	199,167	187,668	172,382
Construction-in-progress	30,382	18,469	33,306

	618,141	568,743	547,492
Less accumulated depreciation and amortization	294,335	267,078	255,366

	323,806	301,665	292,126
Deferred income taxes and other assets	39,992	42,313	60,953

TOTAL ASSETS	$1,149,892	$975,047	$1,020,589
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$309,602	$260,138	$287,955
Accrued expenses and other	95,200	89,793	89,062
Accrued payroll and benefits	64,418	50,340	50,001
Income taxes payable	25,875	(206)	7,879
Short-term debt	15,900	34,000	20,000

Total Current Liabilities	510,995	434,065	454,897
Long-term debt	75,000	30,000	80,000
Long-term liabilities	39,029	43,435	50,224
STOCKHOLDERS' EQUITY
Common stock	799	805	811
Additional paid-in capital	268,745	236,124	225,888
Retained earnings	255,324	230,618	208,769

	524,868	467,547	435,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,149,892	$975,047	$1,020,589

See notes to condensed consolidated financial statements.

ROSS STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
($000, except per share data, unaudited)	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Sales	$739,272	$639,469	$2,138,223	$1,929,932
Costs and Expenses
Cost of goods sold and occupancy	508,746	439,379	1,478,668	1,329,601
General, selling and administrative	159,755	138,449	446,981	390,541
Depreciation and amortization	12,792	11,279	36,869	32,529
Interest expense-net	463	1,531	3,168	2,371

	681,756	590,638	1,965,686	1,755,042
Earnings before taxes	57,516	48,831	172,537	174,890
Provision for taxes on earnings	22,489	19,093	67,462	68,382

Net earnings	$35,027	$29,738	$105,075	$106,508
Net earnings per share:
Basic	$.44	$.36	$1.31	$1.28
Diluted	$.43	$.36	$1.29	$1.27
Weighted average shares outstanding:
Basic	79,925	81,837	80,059	83,292
Diluted	81,479	82,389	81,236	84,025
Stores open at end of period	453	411	453	411

See notes to condensed consolidated financial statements.

ROSS STORES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
($000, unaudited)	November 3, 2001	October 28, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$105,075	$106,508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	36,869	32,529
Other amortization	9,553	7,495
Change in assets and liabilities:
Merchandise inventory	(138,289)	(93,934)
Other current assets-net	(17,708)	(4,954)
Accounts payable	52,887	36,990
Other current liabilities-net	50,192	(12,779)
Other	2,384	2,164

Net cash provided by operating activities	100,963	74,019
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(68,700)	(63,501)

Net cash used in investing activities	(68,700)	(63,501)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from (repayments of) short term lines of credit	(18,100)	20,000
Proceeds from long-term debt	45,000	80,000
Issuance of common stock related to stock plans	32,328	4,027
Repurchase of common stock	(82,247)	(149,741)
Dividends paid	(10,216)	(9,375)

Net cash used in financing activities	(33,235)	(55,089)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(972)	(44,571)
Cash and cash equivalents:
Beginning of year	37,154	79,329

End of quarter	$36,182	$34,758

See notes to condensed consolidated financial statements.

ROSS STORES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Nine Months Ended November 3, 2001 and October 28, 2000 (Unaudited)

A. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at November 3, 2001 and October 28, 2000; the results of operations for the three and nine months ended November 3, 2001 and October 28, 2000; and changes in cash flows for the nine months ended November 3, 2001 and October 28, 2000. The balance sheet at February 3, 2001, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

    The condensed consolidated financial statements at November 3, 2001 and October 28, 2000, and for the three-months and nine-months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 6.

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

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on February 3, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The new standards will not have a material impact on the Company's financial position or results of operations.

C. BANK CREDIT FACILITIES

    In August 2001, the Company entered into a new three-year, $350.0 million revolving credit facility replacing its prior $160.0 million bank credit agreement and $35.0 million uncommitted bank line arrangement. This new facility also contains a $75.0 million sublimit for issuances of letters of credit. Interest is LIBOR based and is payable upon borrowing maturity but no less than quarterly. Borrowing under this credit facility is subject to the Company maintaining certain interest rate coverage and leverage ratios. At November 3, 2001, the Company had $90.9 million outstanding under the revolving credit facility.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

    We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of November 3, 2001 and October 28, 2000, and the related condensed consolidated statements of earnings for the three-month and nine-month periods then ended and cash flows for the nine-month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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
San Francisco, California
November 20, 2001

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

RESULTS OF OPERATIONS

PERCENTAGES OF SALES

	Three Months Ended		Nine Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
SALES
Sales ($000)	$739,272	$639,469	$2,138,223	$1,929,932
Sales growth	15.6%	5.1%	10.8%	8.8%
Comparable store sales increase (decrease)	5%	(2%)	1%	1%
Cost of goods sold and occupancy	68.8%	68.7%	69.2%	68.9%
General, selling and administrative	21.6%	21.7%	20.9%	20.2%
Depreciation and amortization	1.7%	1.8%	1.7%	1.7%
Interest expense	0.1%	0.2%	0.2%	0.1%
EARNINGS BEFORE TAXES	7.8%	7.6%	8.1%	9.1%
PROVISION FOR TAXES ON EARNINGS	3.0%	3.0%	3.2%	3.5%
NET EARNINGS	4.7%	4.7%	4.9%	5.5%

Sales

    The increase in sales for the three and nine months ended November 3, 2001, compared to the same period in the prior year, reflects an increase in the number of stores open during the current period and an increase in comparable store sales.

Costs and Expenses

    Cost of goods sold and occupancy expenses as a percentage of sales for the three months ended November 3, 2001, increased compared to the same period in the prior year, primarily due to a lower mark-up on goods sold, partially offset by leverage on occupancy costs realized from the increase in comparable store sales. Cost of goods sold and occupancy expenses as a percentage of sales for the nine months ended November 3, 2001, increased compared to the same period in the prior year, primarily due to higher freight costs, and a lower mark-up on goods sold.

    The decrease in general, selling and administrative expense as a percentage of sales for the three months ended November 3, 2001, compared to the same period in the prior year, primarily reflects leverage on higher comparable store sales, partially offset by higher store payroll, benefits, and distribution costs as a percentage of sales. The increase in general, selling and administrative expense as a percentage of sales for the nine months ended November 3, 2001, compared to the same period in the prior year, primarily reflects higher store payroll, benefits, and distribution costs as a percentage of sales.

    The decrease in interest expense as a percentage of sales for the three months ended November 3, 2001, compared to the same period in the prior year, is due to lower average borrowings and a lower borrowing rate. The increase in interest expense as a percentage of sales for the nine months ended November 3, 2001, compared to the same period in the prior year, is due to higher average borrowings, partially offset by a lower borrowing rate.

Net Earnings

    The decrease in net earnings as a percentage of sales for the nine months ended November 3, 2001, compared to the same period in the prior year, is primarily due to increases in both the cost of goods sold and occupancy expense ratio and the general, selling, and administrative expense ratio.

Income Taxes

    The Company's effective tax rate in both periods was approximately 39%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The primary uses of cash during the nine months ended November 3, 2001 were for (i) the purchase of inventory; (ii) the repurchase of the Company's common stock, and (iii) capital expenditures for new stores and improvements to existing stores and management information systems.

    Total consolidated inventories increased 17% at November 3, 2001 from October 28, 2000, due to an increase in the number of stores open at the end of each period and an increase in comparable store inventories resulting from an earlier inventory buildup due to a Thanksgiving calendar shift. The increase in accounts payable at November 3, 2001 from October 28, 2000 resulted mainly from higher inventory purchases and related amounts due to vendors versus the prior year.

    In January 2000, the Company announced a common stock repurchase program of up to $300.0 million over two years. During the nine months ended November 3, 2001, the Company repurchased approximately 3.4 million shares for an aggregate purchase price of $82.2 million. As of November 3, 2001, the Company had cumulative repurchases of 13.5 million shares for an aggregate purchase price of $251.6 million under this two-year program.

    In May 2001, the Company entered into an agreement to lease a 108 acre parcel of land in South Carolina, upon which a 1.3 million square foot distribution center is under construction. The total turnkey cost for the land, distribution center and related systems is projected to be $95.0 million, which the Company will finance through an operating lease. Lease payments will commence upon completion of the distribution center in mid 2002.

    At November 3, 2001, the Company had available under its principal bank credit agreement a $350.0 million revolving credit facility which contains a $75.0 million sublimit for issuances of letter of credit. At November 3, 2001, the Company had $90.9 million outstanding under the revolving credit facility of which $75.0 million was classified as long-term.

    In addition, the Company had $30.3 million in stand-by letters of credit and $2.9 million in trade letters of credit outstanding at November 3, 2001, which were outside the revolving credit facility.

    The Company estimates that cash flows from operations, available bank credit and trade credit are adequate to meet operating cash needs as well as to repurchase common stock, and provide for dividend payments and planned capital additions for the next twelve months.

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

    As a result, these forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, a general deterioration in economic trends, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the Company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, the Company's ability to successfully open a third distribution center in South Carolina in a timely and cost effective manner, the Company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, and greater than planned costs. In addition, the Company's corporate headquarters, one of its distribution centers and 37% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the Company's operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Management believes that the market risk associated with the Company's ownership of market-risk sensitive financial instruments (including interest rate risk and equity price risk) as of November 3, 2001 is not material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

      Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index that begins on page 11 of this Report.

  (b)
  Reports on Form 8-K

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ROSS STORES, INC. Registrant
Date: December 14, 2001	/s/ J. CALL John G. Call, Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.
3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.
10.3	First Amendment to the Employment Agreement, effective November 1, 2001, between James C. Peters and Ross Stores, Inc.
15	Letter re: Unaudited Interim Financial Information.

QuickLinks

PART I. FINANCIAL INFORMATION
SIGNATURES
INDEX TO EXHIBITS