Form 10-K
period 2002-02-02
ROSS STORES INC
filed 2002-04-25
CIK 745732

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                      to

Commission file number 0-14678

ROSS STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1390387 (I.R.S. Employer Identification No.)
8333 Central Avenue, Newark, California (Address of principal executive offices)	94560-3433 (Zip Code)

Registrant's telephone number, including area code (510) 505-4400

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

Title of each	Name of each exchange class on which registered
Common stock, par value $.01	n/a

        Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 29, 2002 was $2,899,768,652. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of Common Stock, with $.01 par value, outstanding on March 29, 2002 was 79,102,570.

        Documents incorporated by reference:

  Portions of the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders, which will be filed on or before June 2, 2002, are incorporated herein by reference into Part III.

PART I

ITEM 1.    BUSINESS

        Ross Stores, Inc. ("Ross" or "the company") operates a chain of off-price retail apparel and home accessories stores, which target value conscious men and women between the ages of 25 and 54 primarily in middle-income households. The decisions of the company, from merchandising, purchasing and pricing, to the location of its stores, are aimed at this customer base. The company offers brand name and designer merchandise at low everyday prices, generally 20% to 60% below regular prices of most department and specialty stores. The company believes it derives a competitive advantage by offering a wide assortment of quality brand-name merchandise within each of its merchandise categories in an attractive easy-to-shop environment.

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

Merchandising, Purchasing and Pricing

        Ross seeks to provide its customers with a wide assortment of first quality, in-season, name-brand apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% from regular department and specialty store prices, as well as similar savings on fragrances, gift items for the home, bed and bath merchandise and accessories. Although not a fashion leader, the company sells recognizable branded merchandise that is current and fashionable in each category. New merchandise typically is received five times each week at the company's 452 stores. The company's buyers review their merchandise assortments on a weekly basis, enabling them to respond to merchandise trends and purchasing opportunities in the market. The company's merchandising strategy is reflected in its advertising, which emphasizes a strong value message—Ross' customers will find great savings everyday on a broad assortment of name-brand merchandise.

        Merchandising.    The Ross merchandising strategy incorporates a combination of off-price buying techniques to purchase both in-season and past-season merchandise. The company's emphasis on nationally recognized name brands reflects management's conviction that brand-name merchandise sold at compelling discounts will continue to be an important determinant of its success. Ross generally leaves the brand-name label on the merchandise it sells.

        The company has established a merchandise assortment that it believes is attractive to its target customer group. Although Ross offers fewer classifications of merchandise than most department stores, the company generally offers a large selection of brand names within each classification with a wide assortment of vendors, prices, colors, styles and fabrics within each size or item. Over the past several years, the company has diversified its merchandise offerings by adding new product categories such as maternity, small furnishings, educational toys and games, luggage, gourmet food and cookware, and fine jewelry in select stores. The respective departments accounted for total sales in fiscal 2001 approximately as follows: Ladies 34%, Men's 19%, Home Accents and Bed and Bath 18%, Fine Jewelry, Accessories, Hosiery, Lingerie and Fragrances 12%, Children's 10% and Shoes 7%.

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

        Unlike most department and specialty stores, Ross does not require that manufacturers provide promotional and markdown allowances, return privileges, split shipments, drop shipments to stores or delayed deliveries of merchandise. For most orders, only one delivery is made to one of the company's two distribution centers or a third party processing facility located in the southeast. These flexible requirements further enable the company's buyers to obtain significant discounts on in-season purchases.

        The company has increased its emphasis in recent years on opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as "closeout" or "packaway" purchases. Closeouts can be shipped to stores in season. Closeouts allow the company to get in season goods in its stores at lower prices. Packaway merchandise is purchased with the intent that it will be stored in the company's warehouses until a later date, which may even be the beginning of the next selling season. Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within the merchandise assortments. Packaway merchandise is mainly fashion basics and, therefore, not usually affected by shifts in fashion trends.

        Throughout the past decade, Ross gradually increased the amount of packaway inventories. In 2001, the company continued its emphasis on these important resources in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 43% of total inventories as of February 2, 2002, compared to 45% at the end of the prior year. It is management's belief that the stronger discounts the company is able to offer on packaway merchandise are a key driver of Ross' business. In-store inventories at the end of fiscal 2001 were up about 1% from the prior year, and total consolidated inventories were up 11% mainly due to a greater number of stores in operation compared to the prior year.

        The company has been developing and implementing enhanced systems and processes for regionalized merchandise buying and allocation. The goal is to fine tune the merchandise mix and raise gross profit margins and sales productivity, especially in markets that are performing below the company average. These systems also provide the company with the tools to maximize new store productivity in new markets. At the end of 2001, approximately 85% to 90% of all merchandise departments were planned utilizing these new systems. Full rollout of the systems to all merchandise departments is scheduled to be complete by early 2002.

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

        The company's buyers have an average of 15 years of experience, including merchandising positions with other retailers such as Bloomingdale's, Burlington Coat Factory, Dayton Hudson, Foot Locker, Lechters, Lord & Taylor, Macy's, Marshalls, Nordstrom, Robinsons/May, Sterns, T.J. Maxx and Value City. In keeping with its strategy, over the past decade the company's merchandising staff has grown almost four-fold. Management believes that this increase enables its merchants to spend even more time in the market which, in turn, should strengthen the company's ability to procure the most desirable brands at competitive discounts.

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

The Ross Store

        As of February 2, 2002, the company operated 452 stores. They are conveniently located in predominantly community and neighborhood strip shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, the company clusters stores to maximize economies of scale in advertising, distribution and field management.

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

        The company minimizes transaction time for the customer at the checkout counter by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. Approximately 45% of payments are made with credit cards. Ross provides cash or credit card refunds on all merchandise returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or credited with a Ross Credit Voucher at the price on the receipt.

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

Distribution

        The company has two distribution centers—one located in Newark, California (approximately 494,000 square feet) and the second located in Carlisle, Pennsylvania (approximately 424,000 square feet). Having a distribution center on each coast enhances cost efficiencies per unit and decreases turn-around time in getting the merchandise from the vendors to the stores. Shipments are made by contract carriers to the stores about five times a week depending on location. The company believes that its two distribution centers, combined with utilization of third party processors, can provide adequate processing capacity to support store growth until its new southeast distribution center located in South Carolina is on line in July, 2002.

        The company is constructing two new 1.3 million square foot distribution centers, one in South Carolina, which is expected to be complete in July 2002 and one in Southern California, which is expected to be complete in August 2003 (see further discussion in Management Discussion and Analysis).

Control Systems

        During 2001, the company maintained its focus on improving systems, including;

  •
  Implementation of a new transportation management system to optimize loads and routing for inbound freight.

  •
  Implementation of a refund control system to reduce fraudulent returns and inventory shrinkage.

  •
  Began installation of a new financial system with completion targeted in 2002. The new financial system will feature web-enabled technology, intranet capability and automation of many manual processes.

  •
  Began implementation of a new Warehouse Management System to be rolled out in the new Southeast distribution center in July 2002.

        During 2002 and 2003, the company plans to develop a new core merchandising system to provide better inventory and sales data, which should allow for more accurate product allocation by store, by color and by size. This new system is targeted for completion by the end of 2003 and eventually is expected to support regional pricing and improved markdown capability.

Advertising

        The company relies primarily on television advertising to communicate its value proposition, brand name merchandise at low everyday prices. This strategy reflects the company's belief that television is the most efficient and cost effective medium for communicating everyday savings on a wide selection of brand-name bargains for both the family and home.

Trademarks

        The trademark for Ross Dress For Less® has been registered with the United States Patent and Trademark Office.

Employees

        On February 2, 2002, the company had approximately 21,000 employees which includes an estimated 10,900 part-time employees. Additionally, the company hires temporary employees—especially during the peak seasons. The company's employees are non-union. Management of the company considers the relationship between the company and its employees to be good.

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

ITEM 2.    PROPERTIES

Stores

        From August 1982 to February 2, 2002, the company expanded from six stores in California to 452 stores in 22 states: Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Maryland, Montana, Nevada, New Jersey, New Mexico, North Carolina, South Carolina, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Virginia, Washington and Wyoming. The company also operates a store in Guam. All stores are leased, with the exception of two locations.

        During fiscal 2001, the company opened 45 new Ross 'Dress For Less' stores and closed two existing locations. The average new Ross store in 2001 was approximately 30,300 square feet, yielding about 25,000 square feet of selling space. As of February 2, 2002, the company's 452 stores generally ranged in size from about 24,000 to 35,000 gross square feet and had an average of 23,000 square feet of selling space.

        During the fiscal year ended February 2, 2002, no one store accounted for more than 1% of the company's sales. The company carries earthquake insurance on its corporate headquarters, both distribution centers and on all of its stores.

        The company's real estate strategy is to open additional stores mainly in existing market areas, to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market. In fiscal 2001, the company entered new markets in Georgia, North Carolina, South Carolina, Montana and Wyoming,

while also continuing to open stores in its existing markets. In addition, management continues to consider opportunistic real estate acquisitions.

        Where possible, the company has obtained sites in existing buildings requiring minimal alterations. This has allowed Ross to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. To date, the company has been able to secure leases in suitable locations for its stores. At February 2, 2002, the majority of the company's stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of its leased stores is five years, or 20 years if renewal options are included. (See Note C of Notes to Consolidated Financial Statements.)

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

        In September 1997, the company entered into a five-year lease for an approximately 214,500 square foot warehouse in Newark, California. In November 1998, the company entered into a five-year lease for an additional 97,000 square foot warehouse in Newark, California. In November 2001, the company entered into a nine-year lease for an approximately 239,000 square foot warehouse in Carlisle, Pennsylvania. In November 2001, the company leased an additional 246,000 square foot warehouse in Carlisle, Pennsylvania, for a ten-year term. All of these properties store the company's packaway inventory. In August 1999, Ross leased for a 50-month term a 32,000 square foot warehouse on ten acres in Newark, California. This location is primarily used for the storage of certain supplies and equipment.

        The company is constructing a new 1.3 million square foot distribution center in South Carolina, which is expected to be complete in July 2002. In April 2002, the company began construction on another new 1.3 million square foot distribution center in Southern California, which is expected to be complete in August 2003 (see further discussion in Management Discussion and Analysis).

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

Name	Age	Position
Michael Balmuth	51	Vice Chairman and Chief Executive Officer
James C. Peters	40	President and Chief Operating Officer
Mark S. Askanas	41	General Counsel and Senior Vice President, Human Resources
John G. Call	43	Senior Vice President, Chief Financial Officer and Corporate Secretary
James S. Fassio	47	Senior Vice President, Property Development, Construction and Store Design
Barry S. Gluck	49	Senior Vice President and General Merchandising Manager
Michael Hamilton	56	Senior Vice President, Store Operations
Irene Jamieson	51	Senior Vice President and General Merchandising Manager
Megan Jamieson	40	Senior Vice President, Strategic Planning
Barbara Levy	47	Senior Vice President and General Merchandising Manager
Barbara Rentler	44	Senior Vice President and General Merchandising Manager
Richard White	44	Senior Vice President and Chief Information Officer
Michael L. Wilson	48	Senior Vice President, Distribution and Transportation

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

        Mr. Peters joined the company as President and Chief Operating Officer and a member of the Board of Directors in August 2000. Prior to joining Ross, Mr. Peters served at Staples as President, U.S. Retail from March 1998 to July 2000 and as Executive Vice President of U.S. Stores from September 1997 to February 1998. Prior to joining Staples, he was employed by Office Depot from August 1994, where he held various operating positions and last served as Vice President of Stores for Office Depot's Western Division.

        Mr. Askanas joined the company as General Counsel and Senior Vice President, Human Resources, in January 2001. Prior to joining Ross, Mr. Askanas served as a partner since January 1993 in the San Francisco office of Jackson, Lewis, Schnitzler & Kurpman, a national law firm specializing in employment and labor law, employee benefits and related litigation.

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

        Mr. Gluck has served as Senior Vice President and General Merchandising Manager since August 1993. He joined the company in February 1989 as Vice President and Divisional Merchandising Manager. Prior to joining Ross, Mr. Gluck served as General Merchandising Manager, Vice President for Today's Man from May 1987 to February 1989. From March 1982 to April 1987, he was Vice President, Divisional Merchandising Manager, Men's, Young Men's, Children's and Luggage at Macy's Atlanta.

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

        Ms. Levy has served as Senior Vice President and General Merchandising Manager since May 1993. Prior to joining Ross, Ms. Levy was with R. H. Macy & Co., Inc., serving as its Senior Vice President and General Merchandising Manager from January 1992 to April 1993, its Regional Director—Stores from May 1989 to January 1992, and from August 1985 to May 1989 as its Divisional Merchandising Manager—Better Sportswear.

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

        Mr. White has served as Senior Vice President and Chief Information Officer since July 2001. From 1998 until joining Ross Stores, he was President of Matthews, White & Company, which specializes in general management and strategy consulting to start-up companies as well as established enterprises. Mr. White was the founder and Chief Executive Officer of Intrepid Systems from 1991 until 1998, when they were acquired by PeopleSoft, where he served as Vice President of Business

Development for Retail until 1999. Before founding Intrepid Systems, Mr. White was the Chief Information Officer of Office Club for five years, after spending four years as a consultant for Deloitte & Touche.

        Mr. Wilson has served as Senior Vice President, Distribution and Transportation since May 1999. From July 1996 to May 1999, he was President of Distribution Fulfillment Services, Inc., a division of the Spiegel Group, and from October 1991 to July 1996, he served in various distribution management positions with the Spiegel Group. Prior to joining the Spiegel Group, he held the position of Division Vice President/Merchandise Processing for Rich's Department Stores. Prior to 1991, he held various operating positions within the transportation, third party distribution and retail distribution environment, with companies that included McLean Trucking, Ivey's Department Stores and Distribution Marking Services, Inc.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        General Information.    See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note I of Notes to Consolidated Financial Statements in Item 8 of this document, which is incorporated herein by reference. The company's stock is traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST. There were 759 stockholders of record as of March 29, 2002 and the closing stock price on that date was $37.83 per share

        Cash Dividends.    In January 2002, a quarterly cash dividend payment of $.0475 per common share was declared by the company's Board of Directors, payable on or about April 1, 2002. The Board of Directors declared quarterly cash dividends of $.0425 per common share in January, May, August and November 2001 and $.0375 per common share in January, May, August and November 2000.

ITEM 6.    SELECTED FINANCIAL DATA

	2001	2000(1)	1999	1998	1997
	($000, except per share data)
Operations
Sales	$2,986,596	$2,709,039	$2,468,638	$2,182,361	$1,988,692
Cost of goods sold and occupancy	2,070,459	1,873,284	1,702,342	1,513,889	1,388,098
Percent of sales	69.3%	69.1%	69.0%	69.4%	69.8%
General, selling and administrative	608,483	538,726	472,822	415,284	374,119
Percent of sales	20.4%	19.9%	19.2%	19.0%	18.8%
Depreciation and amortization	49,897	44,377	38,317	33,514	30,951
Interest (income) expense	3,168	3,466	(322)	259	(265)
Provision for litigation expense(2)			9,000
Earnings before taxes(2)	254,589	249,186	246,479	219,415	195,789
Percent of sales(2)	8.5%	9.2%	10.0%	10.1%	9.8%
Provision for taxes on earnings	99,544	97,432	96,373	85,572	78,315
Net earnings(2)	155,045	151,754	150,106	133,843	117,474
Percent of sales(2)	5.2%	5.6%	6.1%	6.1%	5.9%
Basic earnings per share(2)(3)	$1.94	$1.84	$1.66	$1.42	$1.20
Diluted earnings per share(2)(3)	$1.91	$1.82	$1.64	$1.40	$1.17
Cash dividends declared per common share(3)	$.175	$.155	$.135	$.115	$.095

(1)
Fiscal 2000 is a 53-week year; all other fiscal years are 52 weeks.

(2)
Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.06 per share, related to litigation. See Note H of Notes to Consolidated Financial Statements.

(3)
All per share information is adjusted to reflect the effect of the two-for-one stock splits effected in the form of 100% stock dividends paid on September 22, 1999 and March 5, 1997.

	2001	2000(1)	1999	1998	1997
	($000, except per share data)
Financial Position
Merchandise inventory	$623,390	$559,565	$500,494	$466,460	$418,825
Property and equipment, net	331,550	301,665	273,164	248,712	204,721
Total assets	1,082,725	975,047	947,678	870,306	737,953
Return on average assets(2)	15%	16%	17%	17%	17%
Working capital	225,403	197,004	190,724	170,795	174,678
Current ratio	1.5:1	1.5:1	1.5:1	1.4:1	1.5:1
Long-term debt	0	30,000	0	0	0
Long-term debt as a percent of total capitalization	0%	6%	0%	0%	0%
Stockholders' equity	544,455	467,547	473,431	424,703	380,681
Return on average stockholders' equity(2)	31%	32%	33%	33%	33%
Book value per common share outstanding at year-end(3)	$6.90	$5.81	$5.33	$4.59	$3.97
Operating Statistics
Number of stores opened	45	34	34	26	17
Number of stores closed	2	3	5	2	1
Number of stores at year-end	452	409	378	349	325
Comparable store sales increase (52-week basis)	3%	1%	6%	3%	10%
Sales per square foot of selling space (52-week basis)(4)	$301	$298	$300	$290	$285
Square feet of selling space at year-end (000)	10,484	9,330	8,544	7,817	7,172
Number of employees at year-end	21,012	19,786	18,401	16,926	14,451
Number of common stockholders of record at year-end	775	812	827	818	813

(1)
Fiscal 2000 is a 53-week year; all other fiscal years are 52 weeks.

(2)
Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.06 per share, related to litigation. See Note H of Notes to Consolidated Financial Statements.

(3)
All per share information is adjusted to reflect the effect of the two-for-one stock splits effected in the form of 100% stock dividends paid on September 22, 1999 and March 5, 1997.

(4)
Based on average annual selling square footage.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 are referred to as 2001, 2000 and 1999, respectively. Fiscal 2001 and 1999 were 52-week years, and fiscal 2000 was a 53-week year.

Results of Operations

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
SALES
Sales (millions)	$2,987	$2,709	$2,469
Sales growth	10%	10%	13%
Comparable store sales growth	3%	1%	6%
COST AND EXPENSES (as a percent of sales)
Cost of goods sold and occupancy	69.3%	69.1%	69.0%
General, selling and administrative	20.4%	19.9%	19.2%
Depreciation and amortization	1.7%	1.6%	1.6%
Interest expense	0.1%	0.1%	0%
Provision for litigation expense	0%	0%	0.4%
EARNINGS BEFORE TAXES	8.5%	9.2%	10.0%

NET EARNINGS	5.2%	5.6%	6.1%

        Stores.    Total stores open at the end of 2001, 2000 and 1999 were 452, 409 and 378, respectively.

	2001	2000	1999
Stores at the beginning of the period	409	378	349
Stores opened in the period	45	34	34
Stores closed in the period	(2)	(3)	(5)

Stores at the end of the period	452	409	378

Selling square footage at the end of the period (000)	10,484	9,330	8,544

        Sales.    The 10% total sales increase for 2001 reflects a 3% increase in comparable store sales, the opening of 43 net new stores in 2001, and the full year impact of 2000 store openings. The 10% total sales increase in 2000 reflects a 1% increase in comparable store sales, the opening of 31 net new stores, and the full year impact of 1999 store openings. The 13% total sales increase in 1999 reflects a 6% increase in comparable store sales, the opening of 29 net new stores, and the full year impact of 1998 store openings. The company anticipates that the competitive climate for apparel and off-price retailers will continue in 2002. Management expects to address that challenge by pursuing and refining the company's existing strategy and by continuing to strengthen the merchandise organization, diversifying the merchandise mix, and more fully developing the organization and systems to strengthen regional merchandise offerings. Although the company's existing strategies and store expansion program contributed to sales and earnings gains in 2001, 2000 and 1999, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

        Cost of Goods Sold and Occupancy.    The increase in the cost of goods sold and occupancy ratio in 2001 compared to 2000 resulted mainly from a lower initial mark-up and a lower leverage on occupancy costs in 2001 when compared to the 53 weeks in fiscal 2000, partially offset by lower freight costs as a percentage of sales. The increase in the cost of goods sold and occupancy ratio in 2000 compared to 1999 resulted mainly from an increase in freight expense and a higher rate of markdowns, partially offset by a slightly higher initial mark-up. There can be no assurance that the gross profit margins realized in 2001, 2000 and 1999 will continue in future years.

        General, Selling and Administrative Expenses.    During 2001 and 2000, general, selling and administrative expenses as a percentage of sales rose primarily due to higher store payroll and benefit costs and an increase in distribution center expenses.

        The largest component of general, selling and administrative expenses is payroll. The total number of employees, including both full- and part-time, at year-end 2001, 2000 and 1999 was approximately 21,000, 19,800 and 18,400, respectively.

        Depreciation and Amortization.    Depreciation and amortization as a percentage of sales have remained relatively constant over the last three years, due primarily to the consistent level of fixed assets in each store.

        Provision for Litigation Expense.    In 1999 the company recorded a non-recurring pre-tax charge of $9.0 million, without any admission of wrongdoing, related to the settlement of a class action complaint alleging that store managers and assistant managers in California were incorrectly classified as exempt from state overtime laws. The Settlement was paid in 2000. See Note H of Notes to Consolidated Financial Statements.

        Taxes on Earnings.    The company's effective tax rate for 2001, 2000 and 1999 was 39%, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes. During 2002, the company expects its effective tax rate to remain at approximately 39%.

Financial Condition

Liquidity and Capital Resources.

	2001	2000	1999
	($ in 000s)
Cash flows from Operating activities	$242,889	$143,349	$183,366
Cash flows from Investing activities	(86,002)	(82,114)	(74,012)
Cash flows from Financing activities	(153,690)	(103,410)	(110,108)

Net increase (decrease)	$3,197	$(42,175)	$(754)

        During 2001, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, property and equipment to open 45 new stores, the relocation, remodeling or expansion of 14 stores, the repurchase in the open market of $131 million of the company's common stock, and quarterly cash dividend payments. During 2000, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, property and equipment to open 34 new stores, the relocation, remodeling or expansion of 21 stores, the repurchase in the open market of $169 million of the company's common stock, and quarterly cash dividend payments. During 1999, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, property and equipment to open 34 new stores, the relocation, remodeling or expansion of 14 stores, the repurchase in the open market of $120 million of the company's common stock, and quarterly cash dividend payments. In 2001, 2000 and 1999, the company spent approximately $86 million, $82 million and $74 million, respectively, for capital expenditures, net of leased equipment, that included fixtures and leasehold improvements to open new stores; relocate, remodel or expand existing stores; purchase previously leased equipment; update management information systems; and various other expenditures for existing stores and the central office.

        In 2001, cash flows increased primarily due to a higher accounts payable balance as a percent of inventory, lower tax payments due to timing differences, and increased issuance of common stock related to stock option exercises. In 2000, cash flows decreased primarily due to higher repurchases of common stock and a lower accounts payable balance as a percentage of inventory.

        Working capital was $225 million at the end of 2001, compared to $197 million at the end of 2000 and $191 million at the end of 1999. At year-end 2001, 2000 and 1999, the company's current ratios were 1.5:1, 1.5:1 and 1.5:1, respectively.

        The company's primary source of liquidity is the sale of its merchandise inventory. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through clearance markdowns.

        During 2001, 2000 and 1999, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit. The company's store sites, certain warehouses and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments. The company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania. Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary payment terms and trade practices with the company's vendors. Management regularly reviews the adequacy of credit available to the company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the company.

        The table below presents significant contractual payment obligations of the company at year-end 2001.

Contractual Obligations	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years	Total
	($ in 000's)
Long-term debt	—	—	—	—	—
Operating leases	$145,428	$263,489	$206,381	$376,284	$991,582
Synthetic leases	1,512	8,400	7,132	—	17,044
Other long-term obligations	—	—	175,000	—	175,000

Total contractual obligations	$146,940	$271,889	$388,513	$376,284	$1,183,626

        Long-Term Debt.    At February 2, 2002, the company did not have any long-term debt outstanding.

        Operating Leases.    The company's store sites, certain warehouses and buying offices are leased and except for certain leasehold improvements and equipment, do not represent long-term capital investments. The company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania.

        Distribution Center Financings.    The company is constructing a new 1.3 million square foot distribution center in South Carolina, which is expected to be complete in July 2002. This center, including equipment and systems, is being financed under a $95 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in March 2006. Upon completion, rent expense on the center will be payable monthly at the current rate of 90 basis points over 30-day LIBOR. At the end of the lease term, the company must refinance the $95 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party. The company's potential estimated purchase obligation of $95 million is included in Other long-term obligations in the table above.

        In April 2002, construction began on another 1.3 million square foot distribution center, which is expected to be complete in August 2003. This new center is located in Perris, California about 70 miles southeast of Los Angeles, a desirable location for both sourcing and shipping of product. Approximately 25% of the company's store base is in the southwest region of the country, and the majority of its west coast merchandise receipts originate in Southern California. The Perris distribution center will feature the same warehouse management systems and technology being installed in the new South Carolina center. The company believes the new Perris center should improve supply chain logistics and efficiencies, and result in higher distribution center productivity and lower freight costs. As a result, the company plans to transfer its primary west coast distribution capabilities from its current 18 year-old Newark distribution center to the new Perris center during the third quarter of 2003, or once the Perris center is fully operational.

        The land and building portion of the new Perris center is being financed under an $80 million, five-year synthetic lease facility, which expires in December 2006. Upon completion, rent expense on this center will be payable monthly at the current rate of approximately 85 basis points over the applicable commercial paper or 30-day LIBOR rate. At the end of the lease term, the company must refinance the $80 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than the amount financed by the lessor, or $80 million, the company has agreed under a residual value guarantee to pay the lessor up to 87% of the amount financed. The company's potential estimated purchase obligation of $80 million is included in Other long-term obligations in the table above. Management expects to finance the equipment and systems for the Perris, California center with a $50 million, five-year unsecured borrowing facility.

        The two synthetic lease facilities described above have covenant restrictions generally consistent with the company's revolving credit agreement. In addition, the credit spread under these agreements may vary depending on certain interest coverage ratio tests that are generally consistent with the company's revolving credit agreement. The company's future obligations under both synthetic leases are included in Synthetic leases in the table above.

        The table below presents significant commercial credit facilities available to the company at year-end 2001.

	Amount of Commitment Expiration Per Period
Commercial Credit Commitments	Less than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years	Total Amount Committed
	($ in 000's)
Revolving credit facility*	$—	$350,000	$—	$—	$350,000
Standby letters of credit	28,767	—	—	—	28,767

Total commercial commitments	$28,767	$350,000	$—	$—	$378,767

*
Contains a $75 million sublimit for issuances of letter of credit.
For additional information relating to these credit facilities, refer to Note B of the Notes to the Consolidated Financial Statements

        Revolving Credit Facility.    In August 2001, the company entered into a new three-year, $350 million revolving credit facility with its banks, which contains a $75 million sublimit for issuances of letters of credit, replacing its prior $160 million bank credit agreement, $30 million letter of credit facility, and $35 million uncommitted bank line arrangement. Interest is LIBOR-based and is payable upon borrowing maturity but no less than quarterly. Borrowing under this credit facility is subject to the company maintaining certain interest rate coverage and leverage ratios. At year-end 2001 the company had no amounts outstanding under the new facility.

        Standby Letters of Credit.    The company had $28.8 million and $12.6 million in standby letters of credit outstanding at year-end 2001 and 2000, respectively.

        Trade Letters of Credit.    The company had $9.7 million and $11.8 million in trade letters of credit outstanding at year-end 2001 and 2000, respectively.

        Capital Expenditures.    The company is forecasting approximately $105 million to $120 million in capital expenditures for fiscal 2002 to fund fixtures and leasehold improvements to open about 50 to 55 net new stores, relocate, remodel or expand numerous existing stores, and to make investments in store and merchandising systems, distribution center equipment and systems and various central office expenditures.

        Dividends.    In January 2002, a quarterly cash dividend payment of $.0475 per common share was declared by the company's Board of Directors, payable on or about April 1, 2002. The Board of Directors declared quarterly cash dividends of $.0425 per common share in January, May, August and November 2001 and $.0375 per common share in January, May, August and November 2000.

        Stock Repurchase Program.    In January 2002, the company announced that the Board of Directors authorized a new stock repurchase program of up to $300 million over two years. The company repurchased a total of $131 million and $169 million of common stock during 2001 and 2000, respectively, under a prior program.

        The company estimates that cash flows from operations, existing bank credit lines and trade credit are adequate to meet operating cash needs, fund the aforementioned planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

New Accounting Pronouncements

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires the company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value, and is effective for all fiscal years beginning after June 15, 2000. The company implemented SFAS No. 133, as amended, on February 4, 2001. Adoption of this statement did not have a material impact on the company's financial position or results of operations.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the company on February 3, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of the new standards is not expected to have a material impact on the company's financial position or results of operations.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 became effective for the company on February 3, 2002. Adoption of this standard is not expected to have a material effect on the company's financial position or results of operations.

Critical Accounting Policies

        The preparation of the company's consolidated financial statements requires the company to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, long-lived assets and the review of their impairment, self-insurance reserves, and sales return reserve.

        The estimate recorded for self-insurance reserves for workers' compensation and general liabilities is the company's most critical estimate and assumption used in the preparation of the consolidated financial statements. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported. Should a greater amount of claims occur compared to what is estimated or the costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

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

        The forward-looking statements that are contained in this report are subject to risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, a general deterioration in economic trends, ongoing competitive pressures in the apparel industry, the company's ability to obtain acceptable store locations, the company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, the company's ability to successfully open distribution centers in South Carolina and Southern California in a timely and cost-effective manner, the company's ability to successfully extend its geographic reach into new markets, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the company's ability to attract and retain the retail talent necessary to execute its strategies, the company's ability to implement and integrate various new systems and technologies, and greater than planned costs. In addition, the company's corporate headquarters, one of its distribution centers and 37% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the company's operating results and financial condition.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The company is exposed to market risks, which primarily includes changes in interest rates. The company does not engage in financial transactions for trading or speculative purposes. Interest that is payable on the company's credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. In addition, lease payments under the company's synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates. These lease payments will begin upon completion of construction of each new distribution center. As of February 2, 2002, the company did not have any long-term debt outstanding. The company does not use derivative financial instruments in its investment portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED BALANCE SHEETS

	February 2, 2002	February 3, 2001
	($000, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,351	$37,154
Accounts receivable	20,540	14,421
Merchandise inventory	623,390	559,565
Prepaid expenses and other	30,710	19,929

Total Current Assets	714,991	631,069
PROPERTY AND EQUIPMENT
Land and buildings	54,432	55,315
Fixtures and equipment	351,288	307,291
Leasehold improvements	209,086	187,668
Construction-in-progress	24,109	18,469

	638,915	568,743
Less accumulated depreciation and amortization	307,365	267,078

	331,550	301,665
Deferred income taxes and other long-term assets	36,184	42,313

Total Assets	$1,082,725	$975,047

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$314,530	$260,138
Accrued expenses and other	92,760	89,587
Accrued payroll and benefits	70,413	50,340
Income taxes payable	11,885	0
Short-term debt	0	34,000

Total Current Liabilities	489,588	434,065
Long-term debt	0	30,000
Deferred income taxes and other long-term liabilities	48,682	43,435
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share Authorized 170,000,000 shares Issued and outstanding 78,960,000 and 80,527,000 shares	790	805
Additional paid-in capital	289,734	236,124
Retained earnings	253,931	230,618

	544,455	467,547

Total Liabilities and Stockholders' Equity	$1,082,725	$975,047

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
	($000, except per share data)
SALES	$2,986,596	$2,709,039	$2,468,638
COSTS AND EXPENSES
Cost of goods sold and occupancy	2,070,459	1,873,284	1,702,342
General, selling and administrative	608,483	538,726	472,822
Depreciation and amortization	49,897	44,377	38,317
Interest (income) expense	3,168	3,466	(322)
Provision for litigation expense	—	—	9,000

	2,732,007	2,459,853	2,222,159

Earnings before taxes	254,589	249,186	246,479
Provision for taxes on earnings	99,544	97,432	96,373

Net earnings	$155,045	$151,754	$150,106

EARNINGS PER SHARE
Basic	$1.94	$1.84	$1.66
Diluted	$1.91	$1.82	$1.64

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	79,886	82,619	90,416
Diluted	81,210	83,337	91,671

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
	($000)
BALANCE AT JANUARY 30, 1999	92,499	$925	$215,368	$208,410	$424,703
Common stock issued under stock plans, including tax benefit	1,711	17	21,638		21,655
Amortization of stock compensation			9,052		9,052
Common stock repurchased	(5,436)	(54)	(11,423)	(108,523)	(120,000)
Net earnings				150,106	150,106
Dividends declared				(12,085)	(12,085)

BALANCE AT JANUARY 29, 2000	88,774	$888	$234,635	$237,908	$473,431
Common stock issued under stock plans, including tax benefit	1,854	18	14,285		14,303
Amortization of stock compensation			9,894		9,894
Common stock repurchased	(10,101)	(101)	(22,690)	(146,533)	(169,324)
Net earnings				151,754	151,754
Dividends declared				(12,511)	(12,511)

BALANCE AT FEBRUARY 3, 2001	80,527	$805	$236,124	$230,618	$467,547
Common stock issued under stock plans, including tax benefit	3,378	34	54,547		54,581
Amortization of stock compensation			11,881		11,881
Common stock repurchased	(4,945)	(49)	(12,818)	(117,809)	(130,676)
Net earnings				155,045	155,045
Dividends declared				(13,923)	(13,923)

BALANCE AT FEBRUARY 2, 2002	78,960	$790	$289,734	$253,931	$544,455

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000
	($000)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$155,045	$151,754	$150,106
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	49,896	44,377	38,317
Other amortization	12,725	10,686	9,870
Deferred income taxes	12,633	10,015	(5,296)
Change in assets and liabilities:
Merchandise inventory	(63,824)	(59,071)	(34,034)
Other current assets—net	(16,901)	(980)	(5,979)
Accounts payable	54,064	5,751	5,867
Other current liabilities—net	34,384	(26,836)	21,609
Other	4,867	7,653	2,906

Net cash provided by operating activities	242,889	143,349	183,366

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(86,002)	(82,114)	(74,012)

Net cash used in investing activities	(86,002)	(82,114)	(74,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) under lines of credit	(64,000)	64,000	0
Issuance of common stock related to stock plans	54,582	14,332	21,654
Repurchase of common stock	(130,676)	(169,324)	(120,000)
Dividends paid	(13,596)	(12,418)	(11,762)

Net cash used in financing activities	(153,690)	(103,410)	(110,108)

Net increase (decrease) in cash and cash equivalents	3,197	(42,175)	(754)
Cash and cash equivalents:
Beginning of year	37,154	79,329	80,083

End of year	$40,351	$37,154	$79,329

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$3,332	$3,352	$610
Income taxes paid	$61,433	$100,359	$94,101

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 are referred to as 2001, 2000 and 1999, respectively. Fiscal 2000 is a 53-week year. All other years are 52 weeks.

Note A: Summary of Significant Accounting Policies

        Business.    The company is an off-price retailer of first-quality, branded apparel, shoes and accessories for the entire family, as well as gift items, linens and other home-related merchandise. At February 2, 2002, the company operated 452 stores in 22 states and Guam, supported by two distribution centers. The company's headquarters, one distribution center, three warehouses and 37% of its stores are located in California.

        Basis of Presentation.    The consolidated financial statements include the accounts of the company and its subsidiaries, all of which are wholly owned. Inter-company transactions and accounts have been eliminated. Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

        Use of Accounting Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company's significant accounting estimates include long-lived assets and the review of their impairment, self insurance reserves, and sales return reserve.

        Cash Equivalents.    Cash equivalents are highly liquid, fixed income instruments purchased with a maturity of three months or less.

        Merchandise Inventory.    Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value.

        Property and Equipment.    Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs are included in fixtures and equipment and are amortized over their estimated useful life of five years. Reviews for impairment are performed whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

        Intangible Assets.    Included in long-term assets are lease rights, consisting of payments made to acquire store leases, which are amortized over the remaining life of the lease. Also included in other long-term assets is the excess of cost over the acquired net assets, which is amortized on a straight-line basis over a period of 40 years.

        Long-Lived Assets.    Long-lived assets and certain identifiable intangibles, including goodwill, held and used by the company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the company's review as of February 2, 2002 and February 3, 2001, no adjustments were recognized to the carrying value of such assets.

        Store Closures.    The company continually reviews the operating performance of individual stores and records a provision for closing costs at the date management commits to closing a store. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.

        Accounts Payable.    Accounts payable represents amounts owed to third parties at the end of the period. The company included outstanding checks in accounts payable of approximately $65.4 million and $77.7 million at year-end 2001 and 2000, respectively.

        Self Insurance.    The company is self insured for workers' compensation, general liability costs and certain health insurance plans. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.

        Deferred Rent.    When a lease requires fixed escalations of the minimum lease payments, rental expense is recorded on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. At the end of 2001 and 2000, the balance of deferred rent was $15.3 million and $13.3 million, respectively, and is included in long-term liabilities.

        Estimated Fair Value of Financial Instruments.    The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair value. The company's long-term debt represents amounts outstanding under the company's $350 million revolving line of credit agreement, which are expected to be outstanding for a twelve month period. The interest rate fluctuates monthly based on the LIBOR rates. Due to the floating interest rates on the debt, the carrying value approximates its estimated fair value.

        Effects of Inflation.    The effects of inflation are not material to the company's financial position and results of operations.

        Stock-Based Compensation.    The company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," are set forth in Note F.

        Revenue Recognition.    The company recognizes revenue at the point of sale, net of actual returns, and maintains a provision for estimated future returns.

        Store Pre-Opening.    Store pre-opening costs are expensed in the period incurred.

        Advertising.    Advertising costs are expensed in the period incurred. Advertising expenses for the fiscal years ended 2001, 2000 and 1999 were $33.1 million, $29.6 million and $32.1 million, respectively.

        Taxes on Earnings.    SFAS No. 109, "Accounting for Income Taxes," requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, the company generally considers all expected future events other than changes in the tax law or rates.

        Stock Dividend.    All share and per share information has been adjusted to reflect the effect of the company's two-for-one stock split effected in the form of a 100% stock dividend paid on September 22, 1999.

        Earnings Per Share (EPS).    SFAS No. 128, "Earnings Per Share," requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. There were no other securities that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

        The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
2001
Shares	79,886	1,324	81,210
Amount	$1.94	$(.03)	$1.91
2000
Shares	82,619	718	83,337
Amount	$1.84	$(.02)	$1.82
1999
Shares	90,416	1,255	91,671
Amount	$1.66	$(.02)	$1.64

        Segment Reporting.    The company accounts for its operations as one operating segment. The company's operations include only activities related to off-price retailing in similar stores throughout the United States and, therefore, comprise only one segment.

        Comprehensive income.    Comprehensive income equals net income for all periods presented.

        Derivative Instruments and Hedging Activities.    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires the company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The company implemented SFAS No. 133, as amended, on February 4, 2001. Adoption of this statement did not have a material impact on the company's financial position or results of operations.

        New Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the company on February 3, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of the new standards is not expected to have a material impact on the company's financial position or results of operations.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 became effective for the company on February 3, 2002. Adoption of this standard is not expected to have a material effect on the company's financial position or results of operations.

Note B: Long-Term Debt

        The company had no debt outstanding at year-end 2001, and $30.0 million of debt classified as long-term at year-end 2000. The weighted average interest rates on borrowings during 2001 and 2000 were 4.7% and 6.8%, respectively.

        Bank Credit Facilities.    In August 2001, the company entered into a new three-year, $350 million revolving credit facility, which contains a $75 million sublimit for issuances of letters of credit, replacing its prior $160 million bank credit agreement, $30 million letter of credit facility, and $35 million uncommitted bank line arrangement. Interest is LIBOR based and is payable upon borrowing maturity but no less than quarterly. Borrowing under this credit facility is subject to the company maintaining certain interest rate coverage and leverage ratios. At year-end 2001 the company had no amounts outstanding under the new facility. In addition, the company had $28.8 million and $12.6 million in standby letters of credit and $9.7 million and $11.8 million in trade letters of credit outstanding at year-end 2001 and 2000, respectively.

Note C: Leases

        The company leases five separate warehouse facilities in Newark, California and Carlisle, Pennsylvania, with operating leases expiring in various years through 2011, with one or two renewal options of up to three years each. These five leased facilities are being used primarily to store packaway merchandise. In addition, the company leases its store sites, selected computer and related equipment, and certain distribution center equipment under operating leases with original, non-cancelable terms that in general range from three to 15 years, expiring through 2015. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on percentage of sales and for payment of certain expenses.

        The company is constructing a new 1.3 million square foot distribution center in South Carolina, which is expected to be complete in July 2002. This center is being financed under a $95 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in March 2006. Upon completion, rent expense on the center will be payable monthly at the current rate of 90 basis points over 30-day LIBOR. At the end of the lease term, the company must refinance the $95 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party.

        In April 2002, construction began on another 1.3 million square foot distribution center, which is expected to be complete in August 2003. This new center is located in Perris, California about 70 miles southeast of Los Angeles, a desirable location for both sourcing and shipping of product. Approximately 25% of the company's store base is in the southwest region of the country, and the majority of its west coast merchandise receipts originate in Southern California. The Perris distribution center will feature the same warehouse management systems and technology being installed in the new South Carolina center. The company believes the new Perris center should improve supply chain logistics and efficiencies, and result in higher distribution center productivity and lower freight costs. As a result, the company plans to transfer its primary west coast distribution capabilities from its current 18 year-old Newark distribution center to the new Perris center during the third quarter of 2003, or once the Perris center is fully operational.

        The land and building portion of the new Perris center is being financed under an $80 million, five-year synthetic lease facility, which expires in December 2006. Upon completion, rent expense on this center will be payable monthly at the current rate of approximately 85 basis points over the applicable commercial paper or 30-day LIBOR rate. At the end of the lease term, the company must refinance the $80 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than the amount financed by the lessor, or $80 million, the company has agreed under a residual value guarantee to pay the lessor up to 87% of the amount financed. Management expects to finance the equipment and systems for the Perris, California center with a $50 million, five-year unsecured borrowing facility.

        The two synthetic lease facilities described above have covenant restrictions generally consistent with the company's revolving credit agreement. In addition, the credit spread under these agreements may vary depending on certain interest coverage ratio tests that are generally consistent with the company's revolving credit agreement.

        The aggregate future minimum annual lease payments under leases in effect at year-end 2001 are as follows:

	Operating Leases	Synthetic Leases	Total Leases
	($000)
2002	$145,428	$1,512	$146,940
2003	140,488	3,664	144,152
2004	123,001	4,736	127,737
2005	107,589	4,736	112,325
2006	98,792	2,396	101,188
Later years	376,284	—	376,284

Total	$991,582	$17,044	$1,008,626

        Total rent expense for all operating leases is as follows:

	2001	2000	1999
	($000)
Minimum rentals	$143,896	$129,645	$118,089

Note D: Taxes on Earnings

        The provision for taxes consists of the following:

	2001	2000	1999
	($000)
CURRENT
Federal	$74,788	$74,880	$85,952
State	12,123	12,537	15,717

	86,911	87,417	101,669
DEFERRED
Federal	10,065	8,052	(5,081)
State	2,568	1,963	(215)

	12,633	10,015	(5,296)

Total	$99,544	$97,432	$96,373

        In 2001, 2000 and 1999, the company realized tax benefits of $12.1 million, $4.8 million and $9.2 million, respectively, related to stock options exercised and the vesting of restricted stock that were credited to additional paid-in capital.

        The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

	2001	2000	1999
Federal income taxes at the statutory rate	35%	35%	35%
Increased income taxes resulting from state income taxes (net of federal benefit) and other, net	4%	4%	4%

	39%	39%	39%

        The components of the net deferred tax assets at year-end are as follows:

	2001	2000
	($000)
Deferred Tax Assets
Deferred compensation	$19,489	$19,505
Non-deductible reserves	2,116	2,532
Straight-line rent	6,276	5,519
Employee benefits	3,808	3,552
California franchise taxes	2,518	2,949
Reserve for uninsured losses	109	243
All other	3,621	1,834

	37,937	36,134
Deferred Tax Liabilities
Depreciation	(33,144)	(22,974)
Inventory	(732)	(4,956)
Supplies	(2,460)	(2,174)
Prepaid expenses	(8,279)	(474)
All other	(968)	(569)

	(45,583)	(31,147)

Net Deferred Tax (Liabilities)Assets	$(7,646)	$4,987

Note E: Employee Benefit Plans

        The company has available to certain employees a profit sharing retirement plan. Under the plan, employee and company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. In January 2002, the company increased its matching to 4% of the employee's salary up to the plan limits. Prior to January 2002, the company matched up to 3% of the employee's salary up to plan limits. Company matching contributions to the retirement plan were $3.0 million, $2.7 million and $2.4 million in 2001, 2000 and 1999, respectively. The company has in place an Incentive Compensation Plan, which provides cash awards to key management employees based on the company's and the individual's performance. The company makes available to management a Nonqualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) Plan. This plan does not qualify under Section 401(k) of the Internal Revenue Code. Other long-term assets and other long-term liabilities include $23.5 million and $26.8 million in 2001 and 2000, respectively, related to the Nonqualified Deferred Compensation Plan.

Note F: Stockholders' Equity

        Preferred Stock.    The company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock has been issued or outstanding during the past three years.

        Common Stock.    In January 2002, the company's Board of Directors approved a $300 million two-year stock repurchase program. In January 2000, the company's Board of Directors approved a $300 million two-year stock repurchase program, under which $131 million and $169 million of common stock was purchased during 2001 and 2000, respectively. In January 1999, the Board of Directors approved a $120 million stock repurchase program. The January 2000 and 1999 programs were completed. The following table summarizes the company's stock repurchase activity:

Fiscal Year	Shares Repurchased (in millions)	Average Repurchase Price	$ Repurchased (in millions)
2001	4.9	$26.43	$130,676
2000	10.1	$16.76	$169,324
1999	5.4	$22.07	$120,000

        Dividends.    The company's Board of Directors declared dividends of $.0475 per common share in January 2002; $.0425 per common share in January, May, August and November 2001; and $.0375 per common share in January, May, August and November 2000.

        1992 Stock Option Plan and 2000 Equity Incentive Plan.    The company's 1992 Stock Option Plan and 2000 Equity Incentive Plan allow for the granting of nonqualified stock options. Incentive stock options can also be granted under the 1992 Stock Option Plan. Stock options are to be granted at prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and normally vest over a period not exceeding four years from the date of grant. Options granted prior to March 2000 under the plans are exercisable upon grant, subject to the company's conditional right to repurchase unvested shares. Options granted since March 2000 are exercisable only as to vested shares.

        Outside Directors Stock Option Plan.    The company's Outside Directors Stock Option Plan provides for the automatic grant of stock options at pre-established times and for fixed numbers of shares to each non-employee director. Stock options are to be granted at exercise prices equal to the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and vest over a period not exceeding three years from the date of the grant.

        A summary of the activity under the company's three option plans for 2001, 2000 and 1999 is presented below:

	Number of Shares (000)	Weighted Average Exercise Price
Outstanding at January 30, 1999	6,256	$12.46
Granted	1,574	$21.80
Exercised	(1,162)	$8.43
Forfeited	(259)	$16.59

Outstanding at January 29, 2000	6,409	$15.32
Granted	2,214	$19.27
Exercised	(911)	$7.44
Forfeited	(405)	$20.77

Outstanding at February 3, 2001	7,307	$17.19
Granted	1,660	$21.59
Exercised	(2,598)	$15.23
Forfeited	(249)	$20.81

Outstanding at February 2, 2002	6,120	$19.07

        At year-end 2001, 2000 and 1999, there were 5.2 million, 6.6 million and 4.4 million shares, respectively, available for future issuance under these plans.

        The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of February 2, 2002 (options in thousands):

Options Outstanding				Options Exercisable
Exercise Price Range	Number of Shares	Remaining Life	Exercise Price	Number of Shares	Exercise Price
$ 2.75 to $16.84	1,953	6.66	$13.70	880	$10.10
$16.94 to $19.75	1,253	8.85	$19.53	160	$18.86
$19.81 to $21.66	1,390	6.76	$21.29	1,033	$21.26
$21.68 to $25.06	1,298	8.24	$22.49	403	$22.48
$25.07 to $35.60	226	9.43	$29.48	21	$25.90

Totals	6,120	7.57	$19.07	2,497	$17.41

        Employee Stock Purchase Plan.    Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the company's common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 2001, 2000 and 1999, employees purchased approximately 194,000, 195,000 and 171,000 shares, respectively, of the company's common stock under the plan at weighted average per-share prices of $14.44, $14.35 and $15.25, respectively. Through February 2, 2002, approximately 3,755,000 shares had been issued under this plan and 1,245,000 shares remained available for future issuance.

        Restricted Stock Plan.    The company's Restricted Stock Plan provides for stock awards to officers and certain key employees. All awards under the plan entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The market value of these shares at date of grant is amortized to expense ratably over the vesting period of generally two to five years. At year-end 2001, 2000 and 1999, the unamortized compensation expense was $18.4 million, $18.4 million and $14.4 million, respectively. A summary of restricted stock award activity follows:

Restricted Stock Plan	2001	2000	1999
	(000)
Shares available for grant beginning of year	3,182	3,930	4,297
Restricted shares granted	(629)	(778)	(403)
Restricted shares forfeited	43	30	36

Shares available for grant end of year	2,596	3,182	3,930

Weighted average market value per share on grant date	$20.02	$21.06	$21.34

Additional Stock Plan Information

        At February 2, 2002, the company had five stock-based compensation plans, which are described above. Statement of Financial Accounting Standards No. 123, (SFAS No. 123),"Accounting for Stock-Based Compensation," establishes a fair value method of accounting for stock options and other equity instruments. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the company had adopted the fair value method. For determining pro forma earnings per share, the fair value of the stock options and employees' purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

Stock Options	2001	2000	1999
Expected life from grant date (years)	3.3	3.4	3.2
Expected volatility	53.9%	56.0%	46.1%
Risk-free interest rate	4.3%	6.3%	5.9%
Dividends yield	0.5%	0.8%	0.7%
Employee Stock Purchase Plan	2001	2000	1999
Expected life from grant date (years)	1.0	1.0	1.0
Expected volatility	45.3%	69.8%	44.7%
Risk-free interest rate	3.0%	6.1%	5.6%
Dividends yield	0.7%	0.9%	0.6%

        The weighted average fair values per share of stock options granted during 2001, 2000 and 1999 were $8.62, $8.19 and $7.85, respectively. The weighted average fair values of the 2001, 2000 and 1999 employee stock purchase awards were $5.59, $7.48 and $6.06 per share, respectively.

        The company's calculations are based on a multiple option approach, and forfeitures are recognized as they occur. The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 2001, 2000 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. Had compensation cost for these stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		2001		2000		1999
($000, except per share data)
Net income	As reported Pro forma	$ $	155,045 149,030	$ $	151,754 143,399	$ $	150,106 142,800
Basic earnings per share	As reported Pro forma	$ $	1.94 1.87	$ $	1.84 1.74	$ $	1.66 1.58
Diluted earnings per share	As reported Pro forma	$ $	1.91 1.84	$ $	1.82 1.74	$ $	1.64 1.57

Note G: Related Party Transactions

        In 2000 the company made an interest-free relocation loan of $2.5 million to an executive officer, secured by a deed of trust on his principal residence. All outstanding principal under the loan is due and payable on the earliest to occur of (i) July 31, 2008, (ii) 120 days following any termination of employment with the company, or (iii) any sale, transfer or hypothecation of all or any part of the property referenced in the deed of trust.

        The company maintains consulting and benefits agreements with its Chairman of the Board under which an annual consulting fee of $1.1 million is paid in monthly installments and health and other benefits are provided for the individual and his dependents.

        The company also maintains a consulting agreement with its Chairman Emeritus under which it pays an annual consulting fee of $80,000 and provides administrative support and health benefits for the individual and his spouse. The company also pays the premiums on a split-dollar life insurance policy for this individual.

        The Chairman Emeritus is also Chairman of The Gymboree Corporation, from which the company purchased $1.1 million of children's apparel at fair market value in 2001. No purchases were made in 2000 and 1999.

Note H: Provision for Litigation Expense and Other Legal Proceedings

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

Note I: Quarterly Financial Data (Unaudited)

	13 Weeks Ended May 5, 2001	13 Weeks Ended August 4, 2001	13 Weeks Ended November 3, 2001	13 Weeks Ended February 2, 2002		52 Weeks Ended February 2, 2002
	($000, except per share data)
Sales	$674,359	$724,591	$739,272	$848,374		$2,986,596
Net earnings	34,676	35,372	35,027	49,970		155,045
Net earnings per diluted share	.43	.44	.43	.62		1.91
Dividends declared per share on common stock	—	.0425	.0425	.0900	(2)	.1750
Closing stock price(4)
High	$23.88	$25.20	$32.15	$36.33		$36.33
Low	$18.08	$21.11	$23.41	$27.65		$18.08
	13 Weeks Ended April 29, 2000	13 Weeks Ended July 29, 2000	13 Weeks Ended October 28, 2000	14 Weeks(1) Ended February 3, 2001		53 Weeks(1) Ended February 3, 2001
	($000, except per share data)
Sales	$633,428	$657,035	$639,469	$779,107		$2,709,039
Net earnings	40,848	35,922	29,738	45,247		151,754
Net earnings per diluted share	.47	.43	.36	.56		1.82
Dividends declared per share on common stock	—	.0375	.0375	.0800	(3)	.1550
Closing stock price(4)
High	$24.06	$22.94	$16.84	$22.88		$24.06
Low	$12.56	$14.81	$13.00	$13.06		$12.56

(1)
Fiscal 2000 is a 53-week year.

(2)
Includes $.0425 per share dividend declared November 2001 and $.0475 per share dividend declared in January 2002.

(3)
Includes $.0375 per share dividend declared November 2000 and $.0425 per share dividend declared in January 2001.

(4)
Ross Stores, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California

        We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
San Francisco, California

March 12, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item is incorporated herein by reference to the sections entitled (i) "Executive Officers of the Registrant" at the end of Part I of this report; (ii) "Information Regarding Nominees and Incumbent Directors" of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 23, 2002 (the "Proxy Statement"); and (iii) "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation Committee Interlocks and Insider Participation"; (ii) "Compensation of Directors"; (iii) "Employment Contracts, Termination of Employment and Change in Control Arrangements"; and (iv) the following tables, and their footnotes: "Summary Compensation," "Option Grants in Last Fiscal Year" and "Aggregated Option Exercises and Year-End Option Value."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the section of the Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation of Directors" and (ii) "Certain Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

1.
List of Financial Statements.

    The following consolidated financial statements are included herein as Item 8:

    Consolidated Balance Sheets at February 2, 2002 and February 3, 2001.

    Consolidated Statements of Earnings for the years ended February 2, 2002, February 3, 2001 and January 29, 2000.

    Consolidated Statements of Stockholders' Equity for the years ended February 2, 2002, February 3, 2001 and January 29, 2000.

    Consolidated Statements of Cash Flows for the years ended February 2, 2002, February 3, 2001 and January 29, 2000.

    Notes to Consolidated Financial Statements.

    Independent Auditors' Report.

  2.
  List of Financial Statement Schedules.

    Schedules are omitted because they are not required, not applicable, or shown in the financial statements or notes thereto which are contained in this Report.

  3.
  List of Exhibits (in accordance with Item 601 of Regulation S-K).

    Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index which begins on page 40 of this Report.

(b)
Reports on Form 8-K.

  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSS STORES, INC. (Registrant)
Date: April 25, 2002	By:	/s/ MICHAEL BALMUTH Michael Balmuth Vice Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL BALMUTH Michael Balmuth	Vice Chairman and Chief Executive Officer	April 25, 2002
/s/ J. CALL John G. Call	Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary	April 25, 2002
/s/ NORMAN A. FERBER Norman A. Ferber	Chairman of the Board	April 25, 2002
/s/ MICHAEL J. BUSH Michael J. Bush	Director	April 25, 2002
/s/ SHARON GARRETT Sharon Garrett	Director	April 25, 2002
/s/ LAWRENCE M. HIGBY Lawrence M. Higby	Director	April 25, 2002
/s/ STUART G. MOLDAW Stuart G. Moldaw	Chairman Emeritus and Director	April 25, 2002
/s/ G. ORBAN George P. Orban	Director	April 25, 2002
/s/ JAMES C. PETERS James C. Peters	Director, President and Chief Operating Officer	April 25, 2002
/s/ DONALD H. SEILER Donald H. Seiler	Director	April 25, 2002

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Corrected First Restated Certificate of Incorporation of Ross Stores, Inc. ("Ross Stores"), dated and filed with the Delaware Secretary of State on March 17, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-K filed by Ross Stores for the year ended January 30, 1999.
3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.
10.1	Lease of Certain Property located in Fort Mill, South Carolina, incorporated by reference to the Form 10-Q filed by Ross Stores for its quarter ended August 4, 2001.
10.2	Lease of Certain Property located in Perris, California.
MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.3-10.28)
10.3	Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.
10.4
Amendment to the Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended August 4, 2001.
10.5	Ross Stores, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.
10.6	Fourth Amended and Restated Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for the quarter ended July 29, 2000.
10.7	Fourth Amended and Restated Ross Stores, Inc. 1988 Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.
10.8
Amended and Restated 1991 Outside Directors Stock Option Plan effective March 16, 2000, incorporated by reference to Exhibit 10.11 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.
10.9	Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.
10.10	Ross Stores Executive Dental Plan, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.
10.11
Third Amended and Restated Ross Stores Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the Form 10-K filed by Ross Stores for the fiscal year ended January 29, 1994.
10.12	Ross Stores Second Amended and Restated Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.
10.13	Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores for its year ended January 29, 2000.
10.14
Independent Contractor Consultancy Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.41 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 2000.

10.15
Amendment to Independent Contractor Consultancy Agreement dated January 10, 2001 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores for the year ended February 3, 2001.
10.16	Amendment #2 to the Independent Contractor Consultancy Agreement dated January 7, 2002 between Norman A. Ferber and Ross Stores, Inc.
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
10.19
Letter of Agreement between Ross Stores and Melvin A. Wilmore, signed by both parties on January 27, 2000, amending the Employment Agreement as amended between Ross Stores and Melvin A. Wilmore, Incorporated by reference to Exhibit 10.32 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.
10.20
Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 3, 1999, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores for its fiscal year ended January 30, 1999.
10.21
Amendment dated March 20, 2000 to Employment Agreement between Ross Stores and Michael Balmuth effective as of February 3, 1999, incorporated by reference to Exhibit 10.27 to the Form 10-K filed by Ross Stores for its fiscal year ended February 3, 2001.
10.22
Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended August 4, 2001.
10.23
Employment Agreement effective August 14, 2000 between James C. Peters and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 2000.
10.24
First Amendment to the Employment Agreement effective November 1, 2001 between James C. Peters and Ross Stores, Inc. incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended November 3, 2001.
10.25
Executive Relocation Loan Agreement between James C. Peters and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 2000.
10.26
Form of Employment Agreement between Ross Stores, Inc. and Senior Vice Presidents, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 2000.
10.27	Form of Indemnification Agreement between Ross Stores, Inc. and Executive Officers.
10.28
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
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS