Form 10-Q
period 2002-05-04
ROSS STORES INC
filed 2002-06-14
CIK 745732

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of Common Stock, with $.01 par value, outstanding on May 31, 2002 was 78,617,275.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 4, 2002	February 2, 2002	May 5, 2001
	($000)
	(Unaudited)	(Note A)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,630	$40,351	$38,282
Accounts receivable	24,464	20,540	20,658
Merchandise inventory	674,033	623,390	607,252
Prepaid expenses and other	26,940	30,710	21,992

Total Current Assets	798,067	714,991	688,184
PROPERTY AND EQUIPMENT
Land and buildings	54,466	54,432	55,412
Fixtures and equipment	357,879	351,288	312,879
Leasehold improvements	211,856	209,086	193,949
Construction-in-progress	38,825	24,109	21,001

	663,026	638,915	583,241
Less accumulated depreciation and amortization	318,403	307,365	276,909

	344,623	331,550	306,332
Deferred income taxes and other long-term assets	38,984	36,184	40,110

TOTAL ASSETS	$1,181,674	$1,082,725	$1,034,626

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$362,315	$314,530	$278,125
Accrued expenses and other	106,282	92,760	81,474
Accrued payroll and benefits	67,369	70,413	47,542
Income taxes payable	30,568	11,885	21,577
Short-term debt	0	0	40,800

Total Current Liabilities	566,534	489,588	469,518
Long-term debt	0	0	50,000
Deferred income taxes and other long-term liabilities	51,321	48,682	41,371
STOCKHOLDERS' EQUITY
Common stock	786	790	798
Additional paid-in capital	300,244	289,734	236,969
Retained earnings	262,789	253,931	235,970

Total Stockholders' Equity	563,819	544,455	473,737

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,181,674	$1,082,725	$1,034,626

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	May 4, 2002	May 5, 2001
	($000, except per share data, unaudited)
Sales	$819,611	$674,359
Costs and Expenses
Cost of goods sold and occupancy	556,030	464,529
General, selling and administrative	172,221	139,237
Depreciation and amortization	12,861	11,999
Interest expense	224	1,655

	741,336	617,420
Earnings before taxes	78,275	56,939
Provision for taxes on earnings	30,606	22,263

Net earnings	$47,669	$34,676

Net earnings per share:
Basic	$.60	$.43
Diluted	$.59	$.43

Weighted average shares outstanding:
Basic	78,865	80,276
Diluted	80,585	81,051

Stores open at end of period	470	419

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	May 4, 2002	May 5, 2001
	($000, unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$47,669	$34,676
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,861	11,999
Other amortization	3,082	2,826
Change in assets and liabilities:
Merchandise inventory	(50,643)	(47,687)
Other current assets—net	(154)	(8,300)
Accounts payable	51,536	21,410
Other current liabilities—net	33,211	13,676
Other	(3,050)	1,585

Net cash provided by operating activities	94,512	30,185

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(27,260)	(21,322)

Net cash used in investing activities	(27,260)	(21,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under lines of credit	0	6,800
Proceeds from long-term debt	0	20,000
Issuance of common stock related to stock plans	10,841	2,119
Repurchase of common stock	(42,075)	(33,240)
Dividends paid	(3,739)	(3,414)

Net cash used in financing activities	(34,973)	(7,735)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,279	1,128
Cash and cash equivalents:
Beginning of year	40,351	37,154

End of quarter	$72,630	$38,282

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 4, 2002 and May 5, 2001
(Unaudited)

A. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 4, 2002 and May 5, 2001; the results of operations for the three months ended May 4, 2002 and May 5, 2001; and changes in cash flows for the three months ended May 4, 2002 and May 5, 2001. The balance sheet at February 2, 2002, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

        Accounting policies followed by the company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 2, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended February 2, 2002.

        The results of operations for the three-month period herein presented are not necessarily indicative of the results to be expected for the full year.

        The condensed consolidated financial statements at May 4, 2002 and May 5, 2001, and for the three months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 7.

B. RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the company on February 3, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of the new standards did not have a material impact on the company's financial position or results of operations. As of February 2, 2002, goodwill was $2.9 million, and this amount will no longer be amortized. Amortization expense of goodwill during the three months ended May 5, 2001 was $31,000.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principals Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 became effective for the company on February 3, 2002. Adoption of this standard did not have a material effect on the company's financial position or results of operations.

C. EARNINGS PER SHARE (EPS)

        SFAS No. 128, "Earnings Per Share," requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares and dilutive common stock equivalents (stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. There were 195,011 shares at May 4, 2002 and 3,381,783 shares at May 5, 2001 that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (options exercise price exceeds average stock price) in the periods presented.

        The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
May 4, 2002
Shares	78,865	1,720	80,585
Amount	$.60	$(.01)	$.59
May 5, 2001
Shares	80,276	775	81,051
Amount	$.43	$.00	$.43

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

        We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of May 4, 2002 and May 5, 2001, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ross Stores, Inc. as of February 2, 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP
San Francisco, California
May 21, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward-Looking Statements and Factors Affecting Future Performance" below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements in the company's 2001 Form 10-K. All information is based on the company's fiscal calendar.

RESULTS OF OPERATIONS

PERCENTAGES OF SALES

	Three Months Ended
	May 4, 2002	May 5, 2001
SALES
Sales ($000)	$819,611	$674,359
Sales growth	21.5%	6.5%
Comparable store sales increase (decrease)	10%	(3%)
Cost of goods sold and occupancy	67.8%	68.9%
General, selling and administrative	21.0%	20.7%
Depreciation and amortization	1.6%	1.8%
Interest expense	0.0%	0.2%
EARNINGS BEFORE TAXES	9.6%	8.4%
PROVISION FOR TAXES ON EARNINGS	3.7%	3.3%
NET EARNINGS	5.8%	5.1%

        Stores.    Total stores open as of May 4, 2002, and May 5, 2001 were 470 and 419, respectively.

	May 4, 2002	May 5, 2001
Stores at the beginning of the period	452	409
Stores opened in the period	20	11
Stores closed in the period	(2)	(1)

Stores at the end of the period	470	419

        Sales.    The 22% total sales increase for the three months ended May 4, 2002 over the prior year reflects a 10% gain in comparable store sales, the opening of 18 net new stores, and the three month impact of the stores opened in 2001. The 7% total sales increase for the three months ended May 5, 2001 over the prior year reflects the opening of 10 net new stores and the three months impact of the stores opened in 2000, partially offset by a 3% decrease in comparable store sales. The company anticipates that the competitive climate for apparel and off-price retailers will continue in 2002. Management expects to address that challenge by continuing to effectively execute and refine the company's existing strategies. Although these efforts along with the company's ongoing store expansion program contributed to sales and earnings gains for the three-month period ended May 4, 2002, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

        Cost of Goods Sold and Occupancy.    The decrease in the cost of goods sold and occupancy expense ratio for the three months ended May 4, 2002 compared to the same period in the prior year resulted mainly from lower markdowns as a percent of sales combined with leverage on occupancy costs realized from the increase in comparable store sales, partially offset by a lower initial mark-up. There can be no assurance that the gross profit margins realized for the three-month period ended May 4, 2002 will continue in the future.

        General, Selling and Administrative Expense.    The increase in general, selling and administrative expenses as a percentage of sales for the three months ended May 4, 2002, compared to the same period in the prior year, primarily were due to an increase in incentive plan costs, partially offset by leverage on other fixed and variable costs realized from the increase in comparable store sales.

        Depreciation and Amortization.    Depreciation and amortization expense as a percentage of sales for the three months ended May 4, 2002, compared to the same period in the prior year, decreased primarily due to leverage on higher sales.

        Interest Expense.    The decrease in interest expense as a percentage of sales for the three months ended May 4, 2002, compared to the same period in the prior year, is mainly due to lower average borrowings.

        Taxes on Earnings.    The company's effective tax rate for the three-month periods ended May 4, 2002 and May 5, 2001 was 39%, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes. During 2002, the company expects its effective tax rate to remain at approximately 39%.

        Net Earnings.    The increase in net earnings as a percentage of sales for the three months ended May 4, 2002, compared to the same period in the prior year, is primarily due to the improvement in gross margin and occupancy expense leverage realized from the increase in comparable store sales growth.

        Stockholders Equity.    In March 2002, the Board of Directors approved an increase in the number of shares of Common Stock authorized for issuance by the company from 170,000,000 to 300,000,000 shares.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	May 4, 2002	May 5, 2001
	($ in 000s)
Cash flows from Operating Activities	$94,512	$30,185
Cash flows from Investing Activities	(27,260)	(21,322)
Cash flows from Financing Activities	(34,973)	(7,735)

Net increase	$32,279	$1,128

        For the three months ended May 4, 2002, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, the repurchase in the open market of $42 million of the company's common stock, property and equipment to open 20 new stores and quarterly cash dividend payments. For the three months ended May 4, 2002, cash flows increased due to a higher accounts payable balance as a percent of inventory, an increase in accrued expenses, payroll and income taxes payable and increased issuances of common stock related to the company's stock plans. For the three months ended May 5, 2001, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, the repurchase in the open market of $33 million of the company's common stock, property and equipment to open 11 new stores and relocate one existing store and quarterly cash dividend payments. During the three month periods ended May 4, 2002 and May 5, 2001, the company spent approximately $27 million and $21 million, respectively, for capital expenditures, net of leased equipment, that included fixtures and leasehold improvements to open new stores and relocate existing stores; purchase previously leased equipment; update management information systems; and various other expenditures for existing stores and the central office.

        Working capital was $232 million as of May 4, 2002, compared to $219 million as of May 5, 2001. As of May 4, 2002 and May 5, 2001, the company's current ratios were 1.4:1 and 1.5:1, respectively.

        The company's primary source of liquidity is the sale of its merchandise inventory. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through clearance markdowns.

        For the three months ended May 4, 2002, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit. The company's store sites, certain warehouses and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments. The company also leases a distribution center in South Carolina and plans to lease the land and building for a distribution center in Southern California currently under construction, under operating leases commonly referred to as synthetic leases. During the third quarter of 2003, the company expects the Southern California facility to become fully operational; at that time, the company plans to transfer its primary west coast distribution capabilities from its Newark, California distribution center to the new Southern California facility. The company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania. Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary payment terms and trade practices with the company's vendors. Management regularly reviews the adequacy of credit available to the company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the company.

        Dividends.    At May 23, 2002, a quarterly cash dividend payment of $.0475 per common share was declared by the company's Board of Directors, payable on or about July 1, 2002. In May 2001, the Board of Directors declared quarterly cash dividends of $.0425 per common share.

        Stock Repurchase Program.    In February 2002, the company announced that the Board of Directors authorized a new stock repurchase program of up to $300.0 million over two years. During the three months ended May 4, 2002, the company repurchased approximately 1.1 million shares for an aggregate purchase price of approximately $42.1 million.

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

        As a result, these forward-looking statements are subject to risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation a general deterioration in economic trends, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the availability of dependable energy resources at reasonable costs, the company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, the company's ability to successfully open its new distribution center in Southern California in a timely and cost effective manner, the company's ability to successfully extend its geographic reach, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the company's ability to execute the two-year $300.0 million repurchase program in 2002 at purchase prices that result in accretion to earnings per share in line with its plan and greater than planned costs. In addition, the company's corporate headquarters, one of its distribution centers and 37% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the company's operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The company is exposed to market risks, which primarily includes changes in interest rates. The company does not engage in financial transactions for trading or speculative purposes. Interest that is payable on the company's credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. In addition, lease payments under the company's synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates. These lease payments will begin upon completion of construction of each new distribution center. As of May 4, 2002, the company did not have any long-term debt outstanding. The company does not currently use derivative financial instruments in its investment portfolio.

PART II—OTHER INFORMATION

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

ROSS STORES, INC. Registrant
Date: June 14, 2002	/s/J. Call John G. Call, Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation.
3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.
10.1	Consulting Agreement between Stuart G. Moldaw and Ross Stores, Inc. effective April 1, 2002.
15	Letter re: Unaudited Interim Financial Information.

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ROSS STORES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
ROSS STORES, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
ROSS STORES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ROSS STORES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 4, 2002 and May 5, 2001 (Unaudited)
INDEPENDENT ACCOUNTANTS' REPORT
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS