Form 10-Q
period 2002-08-03
ROSS STORES INC
filed 2002-09-16
CIK 745732

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The number of shares of Common Stock, with $.01 par value, outstanding on August 30, 2002 was 77,772,375.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)	August 3, 2002	February 2, 2002	August 4, 2001

	(Unaudited)	(Note A)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,322	$40,351	$38,956
Accounts receivable	25,867	20,540	20,364
Merchandise inventory	713,454	623,390	612,415
Prepaid expenses and other	27,362	30,710	22,485

Total Current Assets	862,005	714,991	694,220
PROPERTY AND EQUIPMENT
Land and buildings	54,572	54,432	55,117
Fixtures and equipment	369,214	351,288	316,281
Leasehold improvements	216,092	209,086	188,536
Construction-in-progress	46,555	24,109	36,143

	686,433	638,915	596,077
Less accumulated depreciation and amortization	330,256	307,365	283,549

	356,177	331,550	312,528
Deferred income taxes and other long-term assets	37,626	36,184	40,273

TOTAL ASSETS	$1,255,808	$1,082,725	$1,047,021

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$398,339	$314,530	$247,032
Accrued expenses and other	115,026	92,760	93,600
Accrued payroll and benefits	80,222	70,413	50,078
Income taxes payable	30,095	11,885	42,217
Short-term debt	0	0	17,500

Total Current Liabilities	623,682	489,588	450,427
Long-term debt	0	0	50,000
Deferred income taxes and other long-term liabilities	49,841	48,682	43,979
STOCKHOLDERS' EQUITY
Common stock	780	790	798
Additional paid-in capital	307,252	289,734	245,989
Retained earnings	274,253	253,931	255,828

Total Stockholders' Equity	582,285	544,455	502,615

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,255,808	$1,082,725	$1,047,021

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended

($000, except per share data, unaudited)	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Sales	$876,932	$724,591	$1,696,542	$1,398,950
Costs and Expenses
Cost of goods sold and occupancy	607,660	505,393	1,163,691	969,921
General, selling and administrative	174,731	147,989	346,952	287,226
Depreciation and amortization	12,768	12,077	25,628	24,077
Interest expense	184	1,050	408	2,705

	795,343	666,509	1,536,679	1,283,929
Earnings before taxes	81,589	58,082	159,863	115,021
Provision for taxes on earnings	31,901	22,710	62,506	44,973

Net earnings	$49,688	$35,372	$97,357	$70,048

Net earnings per share:
Basic	$.63	$.44	$1.24	$.87
Diluted	$.62	$.44	$1.21	$.87

Weighted average shares outstanding (000):
Basic	78,434	79,967	78,650	80,122
Diluted	80,129	80,989	80,360	80,967

Stores open at end of period	487	431	487	431

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

($000, unaudited)	August 3, 2002	August 4, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$97,357	$70,048
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,628	24,077
Other amortization	6,322	6,093
Change in assets and liabilities:
Merchandise inventory	(90,064)	(52,850)
Other current assets—net	(1,979)	(8,500)
Accounts payable	87,560	(9,684)
Other current liabilities—net	59,499	50,222
Other	(5,988)	6,114

Net cash provided by operating activities	178,335	85,520

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(54,088)	(43,121)

Net cash used in investing activities	(54,088)	(43,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under lines of credit	0	(16,500)
Proceeds from long-term debt	0	20,000
Issuance of common stock related to stock plans	17,619	9,591
Repurchase of common stock	(79,426)	(46,874)
Dividends paid	(7,469)	(6,814)

Net cash used in financing activities	(69,276)	(40,597)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,971	1,802
Cash and cash equivalents:
Beginning of year	40,351	37,154

End of quarter	$95,322	$38,956

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended August 3, 2002 and August 4, 2001
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 3, 2002 and August 4, 2001; the results of operations for the three and six months ended August 3, 2002 and August 4, 2001; and changes in cash flows for the six months ended August 3, 2002 and August 4, 2001. The balance sheet at February 2, 2002, presented herein, has been derived from the audited financial statements of the company for the fiscal year then ended.

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

The condensed consolidated financial statements at August 3, 2002 and August 4, 2001, and for the three-months and six-months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 7.

B. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the company on February 3, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of the new standards did not have a material impact on the company's financial position or results of operations. As of February 2, 2002, goodwill was $2.9 million, and this amount will no longer be amortized. Amortization expense of goodwill during the six months ended August 4, 2001 was $62,000.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The company will adopt the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs, if any, as well as the amounts recognized.

C. EARNINGS PER SHARE (EPS)

SFAS No. 128, "Earnings Per Share," requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents (stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. For the three months ended August 3, 2002 and August 4, 2001, there were 33,957 and 101,695 shares; and for the six months ended August 3, 2002 and August 4, 2001, there were 24,867 and 485,837 shares that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Six Months Ended

	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS

August 3, 2002
Shares	78,434	1,695	80,129	78,650	1,710	80,360
Amount	$.63	$(.01)	$.62	$1.24	$(.03)	$1.21

August 4, 2001
Shares	79,967	1,022	80,989	80,122	845	80,967
Amount	$.44	$.00	$.44	$.87	$.00	$.87

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders of Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of August 3, 2002 and August 4, 2001, and the related condensed consolidated statements of earnings for the three-month and six-month periods then ended and the related condensed consolidated statements of cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
August 19, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward-Looking Statements and Factors Affecting Future Performance" below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto in the company's 2001 Form 10-K. All information is based on the company's fiscal calendar.

RESULTS OF OPERATIONS

PERCENTAGES OF SALES

	Three Months Ended		Six Months Ended

	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

SALES
Sales ($000)	$876,932	$724,591	$1,696,542	$1,398,950
Sales growth	21.0%	10.3%	21.3%	8.4%
Comparable store sales increase (decrease)	9%	1%	10%	(1)%
Cost of goods sold and occupancy	69.3%	69.8%	68.6%	69.3%
General, selling and administrative	19.9%	20.4%	20.5%	20.5%
Depreciation and amortization	1.5%	1.7%	1.5%	1.7%
Interest expense	0.0%	0.1%	0.0%	0.2%
EARNINGS BEFORE TAXES	9.3%	8.0%	9.4%	8.2%
PROVISION FOR TAXES ON EARNINGS	3.6%	3.1%	3.7%	3.2%
NET EARNINGS	5.7%	4.9%	5.7%	5.0%

Stores.    Total stores open as of August 3, 2002, and August 4, 2001 were 487 and 431, respectively.

	Three Months Ended		Six Months Ended

	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Stores at the beginning of the period	470	419	452	409
Stores opened in the period	17	13	37	24
Stores closed in the period	0	(1)	(2)	(2)

Stores at the end of the period	487	431	487	431

Sales.    The 21% total sales increase for the three months ended August 3, 2002 over the prior year reflects a 9% increase in sales from "comparable" stores (defined as stores that have been open for 15 months), the opening of 17 net new stores and the three-month benefit from sales of "non-comparable" stores that opened in 2001 and the first quarter of 2002. The 10% total sales increase for the three months ended August 4, 2001 over the prior year reflects a 1% increase in sales from comparable stores, the opening of 12 net new stores and the three-month benefit from sales of non-comparable stores that opened in 2000 and the first quarter of 2001.

The 21% total sales increase for the six months ended August 3, 2002 over the prior year reflects a 10% increase in sales from comparable stores, the opening of 35 net new stores, and the six-month benefit from sales of non-comparable stores that opened in 2001. The 8% total sales increase for the six months ended August 4, 2001 over the prior year reflects the opening of 22 net new stores and the six-month benefit from sales of non-comparable stores that opened in 2000, partially offset by a 1% decrease in comparable store sales. The company anticipates that the very competitive climate for apparel and off-price retailers will continue in 2002. Management expects to address that challenge by continuing to effectively execute and refine the company's existing strategies. Although these efforts, along with the company's ongoing store expansion program, contributed to sales and earnings gains for the three-month and six-month periods ended August 3, 2002, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

Cost of Goods Sold and Occupancy.    The decrease in the cost of goods sold and occupancy expense ratio for the three and six months ended August 3, 2002, compared to the same periods in the prior year, resulted mainly from lower markdowns as a percentage of sales combined with leverage on occupancy costs realized from the increase in comparable store sales and lower freight costs as a percentage of sales, all of which were partially offset by a slight decline in initial mark-ups as a percentage of sales. There can be no assurance that the gross profit margins realized for the three-month and six-month periods ended August 3, 2002 will continue in the future.

General, Selling and Administrative Expense.    The decrease in general, selling and administrative expenses as a percentage of sales for the three months ended August 3, 2002, compared to the same period in the prior year, primarily reflects leverage on higher comparable store sales. General, selling and administrative expenses as a percentage of sales for the six months ended August 3, 2002 were even with the same period in the prior year as a result of leverage on higher comparable store sales offset by an increase in incentive plan costs.

Depreciation and Amortization.    Depreciation and amortization expense as a percentage of sales for the three and six months ended August 3, 2002, compared to the same period in the prior year, decreased primarily due to leverage on higher sales.

Interest Expense.    The decrease in interest expense as a percentage of sales for the three and six months ended August 3, 2002, compared to the same period in the prior year, is mainly due to lower average borrowings.

Taxes on Earnings.    The company's effective tax rate for the three-month and six-month periods ended August 3, 2002 and August 4, 2001 was 39%, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes. During 2002, the company expects its effective tax rate to remain at approximately 39%.

Net Earnings.    The increase in net earnings as a percentage of sales for the three and six months ended August 3, 2002, compared to the same periods in the prior year, is primarily due to the improvement in gross margin and occupancy expense leverage realized from the increase in comparable store sales growth. Additionally, the increase in net earnings for the three months ended August 3, 2002, compared to the same period in the prior year, was also attributable to the reduction of general, selling and administrative expense as a percentage of sales as a result of improved leverage.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended

($ in 000s)	August 3, 2002	August 4, 2001

Cash flows from Operating Activities	$178,335	$85,520
Cash flows from Investing Activities	(54,088)	(43,121)
Cash flows from Financing Activities	(69,276)	(40,597)

Net increase	$54,971	$1,802

For the six months ended August 3, 2002, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, the repurchase in the open market of $79.4 million of the company's common stock, property and equipment to open 37 new stores and quarterly cash dividend payments. For the six months ended August 3, 2002, cash flows increased due to an increase in net earnings, a higher accounts payable balance, an increase in accrued expenses, payroll and income taxes payable and increased issuances of common stock related to the company's stock plans. For the six months ended August 4, 2001, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, the repurchase in the open market of $46.9 million of the company's common stock, property and equipment to open 24 new stores and quarterly cash dividend payments. During the six month periods ended August 3, 2002 and August 4, 2001, the company spent approximately $54 million and $43 million, respectively, for capital expenditures (net of leased equipment) that included fixtures and leasehold improvements to open new stores; update management information systems; and various other expenditures for existing stores and the central office.

Working capital was $238 million as of August 3, 2002, compared to $244 million as of August 4, 2001. As of August 3, 2002 and August 4, 2001, the company's current ratios were 1.4:1 and 1.5:1, respectively.

The company's primary source of liquidity is the sale of its merchandise inventory. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of slow moving merchandise through clearance markdowns.

For the six months ended August 3, 2002, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit. The majority of the company's store sites, certain warehouses and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments. The company also leases a distribution center in South Carolina and the land and building for a distribution center in Southern California, which is currently under construction, under operating leases commonly referred to as synthetic leases. The final cost of the South Carolina facility of $87.3 million is being leased through May 2006, and monthly rent expense is currently payable at 90 basis points over the 30-day LIBOR. The company expects the Southern California facility to become fully operational during the third quarter of 2003. At that time, the company plans to transfer its primary west coast distribution capabilities from its Newark, California distribution center to the new Southern California facility. The company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania. Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary payment terms and trade practices with the company's vendors. Management regularly reviews the adequacy of credit available to the company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the company.

In June 2002, the company entered into a new $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center currently under construction. The company expects to make two equal draws of $25 million under this term loan in September 2002 and February 2003. Interest will be payable no less than quarterly at the bank's applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points). All amounts outstanding under the term loan will be due and payable in December 2006. Borrowings under this term loan are subject to the company maintaining certain interest rate coverage and leverage ratios. As of August 3, 2002, no amounts were outstanding under this term loan.

The company had no outstanding borrowings under its $350 million revolving credit facility entered into in August 2001 as of August 3, 2002.

Capital Expenditures.    The company's updated forecast for capital expenditures in fiscal 2002 is approximately $130 million to $145 million to fund about 55 net new stores; relocate, remodel or expand several existing stores; and to make investments in systems and equipment for the company's distribution centers, stores and various central office projects.

Dividends.    At May 23, 2002, a quarterly cash dividend of $.0475 per common share was declared by the company's Board of Directors, and was paid on July 1, 2002. At August 21, 2002, a quarterly cash dividend of $.0475 per common share was declared by the company's Board of Directors, payable on or about October 1, 2002. Cash payments for dividends on the company's common stock totaled $7.5 million and $6.8 million for the six months ended August 3, 2002 and August 4, 2001, respectively.

Stock Repurchase Program.    In February 2002, the company announced that the Board of Directors authorized a new stock repurchase program of up to $300.0 million over two years. During the six months ended August 3, 2002, the company repurchased approximately 2.0 million shares for an aggregate purchase price of approximately $79.4 million.

Stockholders' Equity.    In May 2002, the company's stockholders approved an increase in the number of shares of Common Stock authorized for issuance by the company from 170 million to 300 million shares, and the company's Certificate of Incorporation was amended to effectuate that change.

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

As a result, these forward-looking statements are subject to risks and uncertainties that could cause the company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, a general deterioration in economic trends, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the availability of dependable energy resources at reasonable costs, the company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, the company's ability to successfully extend its geographic reach by entering new domestic markets, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the company's ability to successfully implement various new supply chain, financial and merchandising systems in a timely and cost effective manner, the company's ability to execute the two-year $300.0 million repurchase program in 2002 at purchase prices that result in accretion to earnings per share in line with its plan, and greater than planned costs. In addition, the company's corporate headquarters, one of its distribution centers and 36% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the company's operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risks, which primarily includes changes in interest rates. The company does not engage in financial transactions for trading or speculative purposes. Interest that is payable on the company's credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. In addition, lease payments under the company's two synthetic lease agreements and interest payments under the unsecured term loan agreement are determined based on variable interest rates and are, therefore, affected by changes in market interest rates. The company began making lease payments on the new South Carolina distribution center in August 2002. Lease payments on the new Southern California distribution center will begin upon completion of construction. As of August 3, 2002, the company did not have any long-term debt outstanding. The company does not currently use derivative financial instruments in its investment portfolio.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 23, 2002 (the "2002 Annual Meeting"), the stockholders of the company voted on and approved the following proposals:

Proposal 1 to elect three class I directors (Stuart G. Moldaw, George P. Orban and Donald H. Seiler) for a three-year term.

Proposal 2 to approve an Amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 170,000,000 to 300,000,000.

Proposal 3 to ratify the appointment of Deloitte & Touche LLP as the company's independent certified public accountants for the fiscal year ending February 1, 2003.

2002 ANNUAL MEETING ELECTION RESULTS—

PROPOSAL 1: ELECTION OF DIRECTORS

DIRECTOR	IN FAVOR	WITHHELD	TERM EXPIRES
Stuart G. Moldaw	70,429,611	555,172	2005
George P. Orban	70,601,875	382,908	2005
Donald H. Seiler	70,591,296	393,487	2005

CONTINUING DIRECTORS	TERM EXPIRES
Michael Balmuth	2003
Sharon D. Garrett	2003
Lawrence M. Higby	2003
Michael J. Bush	2004
Norman A. Ferber	2004
James C. Peters	2004

PROPOSAL 2: APPROVAL OF AN AMENDMENT TO THE CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FROM 170,000,000 TO 300,000,000.

IN FAVOR	AGAINST	ABSTAIN
60,200,585	10,758,233	25,965

PROPOSAL 3: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS FOR THE FISCAL YEAR ENDING FEBRUARY 1, 2003.

IN FAVOR	AGAINST	ABSTAIN
68,757,522	2,198,463	28,798

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index that begins on page 16 of this Report.

(b)
Reports on Form 8-K

  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ROSS STORES, INC. Registrant
Date: September 16, 2002	/s/ J. CALL John G. Call, Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

CERTIFICATIONS

I, Michael Balmuth, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Ross Stores, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ MICHAEL BALMUTH Michael Balmuth Vice Chairman and Chief Executive Officer

***********

I, John G. Call, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Ross Stores, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ J. CALL John G. Call Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 2002.
3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.
15	Letter re: Unaudited Interim Financial Information.
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

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
CERTIFICATIONS
INDEX TO EXHIBITS