Form 10-Q
period 2002-11-02
ROSS STORES INC
filed 2002-12-16
CIK 745732

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The number of shares of Common Stock, with $.01 par value, outstanding on November 29, 2002 was 77,550,108.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROSS STORES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

($000)	November 2, 2002	February 2, 2002	November 3, 2001
	(Unaudited)	(Note A)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,490	$40,351	$36,182
Accounts receivable	29,238	20,540	22,221
Merchandise inventory	751,845	623,390	697,854
Prepaid expenses and other	46,198	30,710	29,837

Total Current Assets	928,771	714,991	786,094
PROPERTY AND EQUIPMENT
Land and buildings	54,580	54,432	54,329
Fixtures and equipment	402,291	351,288	334,263
Leasehold improvements	221,421	209,086	199,167
Construction-in-progress	41,524	24,109	30,382

	719,816	638,915	618,141
Less accumulated depreciation and amortization	343,073	307,365	294,335

	376,743	331,550	323,806
Deferred income taxes and other long-term assets	35,735	36,184	39,992

TOTAL ASSETS	$1,341,249	$1,082,725	$1,149,892

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$404,880	$314,530	$309,602
Accrued expenses and other	123,833	92,760	95,200
Accrued payroll and benefits	107,669	70,413	64,418
Income taxes payable	39,265	11,885	25,875
Short-term debt	0	0	15,900

Total Current Liabilities	675,647	489,588	510,995
Long-term debt	25,000	0	75,000
Deferred income taxes and other long-term liabilities	48,202	48,682	39,029
STOCKHOLDERS' EQUITY
Common stock	776	790	799
Additional paid-in capital	316,317	289,734	268,745
Retained earnings	275,307	253,931	255,324

Total Stockholders' Equity	592,400	544,455	524,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,341,249	$1,082,725	$1,149,892

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended

($000, except per share data, unaudited)	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Sales	$870,196	$739,272	$2,566,738	$2,138,223
Costs and Expenses
Cost of goods sold and occupancy	602,181	508,746	1,765,871	1,478,668
General, selling and administrative	180,230	159,755	527,182	446,981
Depreciation and amortization	13,681	12,792	39,310	36,869
Interest expense	85	463	493	3,168

	796,177	681,756	2,332,856	1,965,686
Earnings before taxes	74,019	57,516	233,882	172,537
Provision for taxes on earnings	28,941	22,489	91,448	67,462

Net earnings	$45,078	$35,027	$142,434	$105,075

Net earnings per share:
Basic	$.58	$.44	$1.82	$1.31
Diluted	$.57	$.43	$1.78	$1.29

Weighted average shares outstanding (000):
Basic	77,714	79,925	78,338	80,059
Diluted	79,203	81,479	79,974	81,236

Stores open at end of period	510	453	510	453

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
($000, unaudited)	November 2, 2002	November 3, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$142,434	$105,075
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	39,310	36,869
Other amortization	9,569	9,553
Change in assets and liabilities:
Merchandise inventory	(128,455)	(138,289)
Other current assets—net	(24,186)	(17,708)
Accounts payable	94,100	52,887
Other current liabilities	92,062	50,192
Other	6,659	2,384

Net cash provided by operating activities	231,493	100,963

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(88,012)	(68,700)

Net cash used in investing activities	(88,012)	(68,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of lines of credit	0	(18,100)
Proceeds from long-term debt	25,000	45,000
Issuance of common stock related to stock plans	27,198	32,328
Repurchase of common stock	(123,376)	(82,247)
Dividends paid	(11,164)	(10,216)

Net cash used in financing activities	(82,342)	(33,235)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,139	(972)
Cash and cash equivalents:
Beginning of year	40,351	37,154

End of quarter	$101,490	$36,182

See notes to condensed consolidated financial statements.

ROSS STORES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Nine Months Ended November 2, 2002 and November 3, 2001
(Unaudited)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the "Company") without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at November 2, 2002 and November 3, 2001; the results of operations for the three and nine months ended November 2, 2002 and November 3, 2001; and cash flows for the nine months ended November 2, 2002 and November 3, 2001. The balance sheet at February 2, 2002, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 2, 2002. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended February 2, 2002.

The results of operations for the three month and nine month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements at November 2, 2002 and November 3, 2001, and for the three months and nine months then ended have been reviewed, prior to filing, by the registrant's independent accountants whose report covering their review of the financial statements is included in this report on page 7.

B. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on February 3, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The adoption of the new standards did not have a material impact on the Company's financial position or results of operations. As of February 2, 2002, goodwill was $2.9 million, and this amount will no longer be amortized. Amortization expense of goodwill during the nine months ended November 3, 2001 was $93,000.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principals Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 became effective for the Company on February 3, 2002. Since its adoption, this standard has not had a material effect on the Company's financial position or results of operations.

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

C. EARNINGS PER SHARE (EPS)

SFAS No. 128, "Earnings Per Share," requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents (stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. For the three months ended November 2, 2002 and November 3, 2001, there were 93,052 and 27,876 shares, respectively; and for the nine months ended November 2, 2002 and November 3, 2001, there were 43,556 and 83,697 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Nine Months Ended

	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS

November 2, 2002
Shares	77,714	1,489	79,203	78,338	1,636	79,974
Amount	$.58	$(.01)	$.57	$1.82	$(.04)	$1.78

November 3, 2001
Shares	79,925	1,554	81,479	80,059	1,177	81,236
Amount	$.44	$(.01)	$.43	$1.31	$(.02)	$1.29

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholders of Ross Stores, Inc.

Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of November 2, 2002 and November 3, 2001, and the related condensed consolidated statements of earnings for the three-month and nine-month periods then ended and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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
November 18, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection below entitled "Forward-Looking Statements and Factors Affecting Future Performance." The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto in the Company's 2001 Form 10-K. All information is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS

PERCENTAGES OF SALES

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
SALES
Sales ($000)	$870,196	$739,272	$2,566,738	$2,138,223
Sales growth	17.7%	15.6%	20.0%	10.8%
Comparable store sales increase	7%	5%	9%	1%
Cost of goods sold and occupancy	69.2%	68.8%	68.8%	69.2%
General, selling and administrative	20.7%	21.6%	20.5%	20.9%
Depreciation and amortization	1.6%	1.7%	1.5%	1.7%
Interest expense	0.0%	0.1%	0.0%	0.2%
EARNINGS BEFORE TAXES	8.5%	7.8%	9.1%	8.1%
PROVISION FOR TAXES ON EARNINGS	3.3%	3.0%	3.6%	3.2%
NET EARNINGS	5.2%	4.7%	5.5%	4.9%

Stores.    Total stores open as of November 2, 2002, and November 3, 2001 were 510 and 453, respectively.

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Stores at the beginning of the period	487	431	452	409
Stores opened in the period	23	22	60	45
Stores closed in the period	0	0	(2)	(1)
Stores at the end of the period	510	453	510	453

Sales.    The 18% total sales increase for the three months ended November 2, 2002 over the prior year reflects a 7% increase in sales from "comparable" stores (defined as stores that have been open for 15 months), the opening of 23 new stores and the three month benefit from sales of "non-comparable" stores that opened in the second half of 2001 and the first six months of 2002. The 16% total sales increase for the three months ended November 3, 2001 over the prior year reflects a 5% increase in sales from comparable stores, the opening of 22 new stores and the three month benefit from sales of non-comparable stores that opened in the second half of 2000 and the first six months of 2001. The 20% total sales increase for the nine months ended November 2, 2002 over the prior year reflects a 9%

increase in sales from comparable stores, the opening of 58 net new stores, and the nine month benefit from sales of non-comparable stores that opened in 2001. The 11% total sales increase for the nine months ended November 3, 2001 over the prior year reflects a 1% increase in sales from comparable stores, the opening of 44 net new stores and the nine month benefit from sales of non-comparable stores that opened in 2000. The Company anticipates that the very competitive climate for apparel and off-price retailers will continue in 2002. Management expects to address that challenge by continuing to effectively execute and refine the Company's existing strategies. Although these efforts, along with the Company's ongoing store expansion program, contributed to sales and earnings gains for the three month and nine month periods ended November 2, 2002, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

Cost of Goods Sold and Occupancy.    The increase in the cost of goods sold and occupancy expense ratio for the three months ended November 2, 2002, compared to the same period in the prior year, resulted from a combination of higher occupancy costs as a percentage of sales, due mainly to increased costs associated with the Company's new southeast distribution center, and a slight decline in merchandise gross margins due to more competitive pricing. The decrease in cost of goods sold and occupancy expense ratio for the nine months ended November 2, 2002, compared to the same period in the prior year, resulted mainly from lower markdowns as a percentage of sales combined with leverage on occupancy costs realized from the increase in comparable stores sales. There can be no assurance that the gross profit margins realized for the three month and nine month periods ended November 2, 2002 will continue in the future.

General, Selling and Administrative Expense.    The decrease in general, selling and administrative expenses as a percentage of sales for the three and nine months ended November 2, 2002, compared to the same periods in the prior year, primarily reflects leverage on higher comparable store sales and processing efficiencies realized in the new southeast distribution center, which were partially offset by an increase in incentive plan costs.

Depreciation and Amortization.    Depreciation and amortization expense as a percentage of sales for the three and nine months ended November 2, 2002, compared to the same period in the prior year, decreased primarily due to leverage on higher sales.

Interest Expense.    The decrease in interest expense as a percentage of sales for the three and nine months ended November 2, 2002, compared to the same period in the prior year, is mainly due to lower average borrowings.

Taxes on Earnings.    The Company's effective tax rate for the three month and nine month periods ended November 2, 2002 and November 3, 2001 was 39%, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes. During 2002, the Company expects its effective tax rate to remain at approximately 39%.

Net Earnings.    The increase in net earnings as a percentage of sales for the three months ended November 2, 2002, compared to the same period in the prior year, is primarily due to leverage of fixed expenses realized from the increase in comparable store sales growth partially offset by a modest increase in cost of goods sold. The increase in net earnings as a percentage of sales for the nine months ended November 2, 2002, compared to the same period in the prior year, is primarily due to an improvement in gross margin and leverage of fixed expenses realized from the increase in comparable store sales growth.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
($ in 000s)	November 2, 2002	November 3, 2001
Cash Flows from Operating Activities	$231,493	$100,963
Cash Flows from Investing Activities	(88,012)	(68,700)
Cash Flows from Financing Activities	(82,342)	(33,235)

Net increase (decrease)	$61,139	$(972)

For the nine months ended November 2, 2002, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, the repurchase in the open market of $123 million of the Company's common stock, property and equipment to open 60 new stores, investments in systems and infrastructure to support future growth, and quarterly cash dividend payments. For the nine months ended November 2, 2002, cash flows increased due to an increase in net earnings, a higher accounts payable balance, an increase in accrued expenses, payroll and income taxes payable, proceeds from long-term debt and increased issuances of common stock related to the Company's stock plans. For the nine months ended November 3, 2001, the primary uses of cash, other than for operating expenditures, were for merchandise inventory, the repurchase in the open market of $82 million of the Company's common stock, property and equipment to open 45 new stores, investments in systems and infrastructure to support future growth, and quarterly cash dividend payments. During the nine month periods ended November 2, 2002 and November 3, 2001, the Company spent approximately $88 million and $69 million, respectively, for capital expenditures (net of leased equipment) that included fixtures and leasehold improvements to open new stores; update management information systems; and various other expenditures for existing stores, distribution centers and the central office.

Working capital was $253 million as of November 2, 2002, compared to $275 million as of November 3, 2001. As of November 2, 2002 and November 3, 2001, the Company's current ratios were 1.4:1 and 1.5:1, respectively.

The Company's primary source of liquidity is the sale of its merchandise inventory. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of slow moving merchandise through clearance markdowns.

For the nine months ended November 2, 2002, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit. Substantially all of the Company's store sites, certain warehouses and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments. The Company also leases a distribution center in South Carolina and the land and building for a distribution center in Southern California, which is currently under construction, under operating leases commonly referred to as synthetic leases. The cost of the South Carolina facility of $87.3 million is being financed under a lease through May 2006, and monthly rent expense is currently payable at 90 basis points over the 30-day LIBOR. The Company expects the Southern California facility to become fully operational during the third quarter of 2003. At that time, the Company plans to transfer its primary west coast distribution capabilities from its Newark, California distribution center to the new Southern California facility. The Company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania. Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary payment terms and trade practices with the Company's vendors. Management regularly reviews the adequacy of credit available to the Company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the Company.

In June 2002, the Company entered into a new $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center currently under construction. The Company borrowed $25 million under this term loan in September 2002 and expects to make the final draw of $25 million under this term loan in February 2003. Interest is payable no less than quarterly at the bank's applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points). All amounts outstanding under the term loan will be due and payable in December 2006. As of November 2, 2002, $25 million was outstanding under this term loan.

The Company had no outstanding borrowings under its $350 million revolving credit facility entered into in August 2001 as of November 2, 2002.

Borrowings under the Company's synthetic leases, term loan and revolving credit facility are subject to the Company maintaining certain interest rate coverage and leverage ratios.

Dividends.    On August 21, 2002, a quarterly cash dividend of $.0475 per common share was declared by the Company's Board of Directors, and paid on October 1, 2002. On November 20, 2002, a quarterly cash dividend of $.0475 per common share was declared by the Company's Board of Directors, payable on or before January 2, 2003. Cash payments for dividends on the Company's common stock totaled $11.2 million and $10.2 million for the nine months ended November 2, 2002 and November 3, 2001, respectively.

Stock Repurchase Program.    In February 2002, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $300 million over two years. During the nine months ended November 2, 2002, the Company repurchased approximately 3.2 million shares for an aggregate purchase price of approximately $123 million.

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

These forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from historical results or current expectations. These factors include, without limitation, a general deterioration in economic trends, ongoing competitive pressures in the apparel industry, obtaining acceptable store locations, the Company's ability to continue to purchase attractive name-brand merchandise at desirable discounts, the Company's ability to successfully extend its geographic reach by entering new domestic markets, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the Company's ability to successfully implement various new supply chain, financial and merchandising systems in a timely and cost effective manner, the Company's ability to execute the two-year $300 million common stock repurchase program in 2002 at purchase prices that result in accretion to earnings per share in line with its plan, and greater than planned costs. In addition, the Company's corporate headquarters, one of its distribution centers and 35% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the Company's operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which primarily includes changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes. Interest that is payable on the Company's credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. In addition, lease payments under the Company's two synthetic lease agreements and interest payments under the unsecured term loan agreement, all of which relate to the financing of our two new distribution centers, are determined based on variable interest rates and are, therefore, affected by changes in market interest rates. The Company began making lease payments on the new South Carolina distribution center in August 2002. Lease payments on the new Southern California distribution center will begin upon completion of construction. As of November 2, 2002, the Company had $25 million of long-term debt outstanding. The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material. The Company does not currently use derivative financial instruments in its investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was conducted within 90 days of the filing date of this report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the existing disclosure controls and procedures are effective.

(b)
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index that begins on page 16 of this Report.

(b)
Reports on Form 8-K

  On September 13, 2002, the Company filed a current report on Form 8-K, reporting under Item 9 that on September 13, 2002 the Company submitted to the SEC sworn statements signed by the Principal Executive Officer and Principal Financial Officer as required by the SEC in its Order No. 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ROSS STORES, INC. Registrant
Date: December 16, 2002	/s/ J. CALL John G. Call, Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ MICHAEL BALMUTH Michael Balmuth Vice Chairman and Chief Executive Officer

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

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ J. CALL John G. Call Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 2002.
3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.
10.29	Second Amendment to Employment Agreement between James C. Peters and Ross Stores, Inc., effective September 20, 2002.
15	Letter re: Unaudited Interim Financial Information.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

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
  ROSS STORES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  ROSS STORES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  INDEPENDENT ACCOUNTANTS' REPORT
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  FORWARD-LOOKING STATEMENTS AND FACTORS AFFECTING FUTURE PERFORMANCE
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS