Form 10-K
period 2003-02-01
ROSS STORES INC
filed 2003-04-23
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _______

Commission file number 0-14678

ROSS STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1390387
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

8333 Central Avenue, Newark, California	94560-3433
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(510) 505-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	n/a

Securities registered pursuant to Section 12(g) of the Act:
Title of each class

----------------------------
Common stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X|  No |_|

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 3, 2002 was $2,582,472,039. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 28, 2003 was 77,112,695.

Documents incorporated by reference:

Portions of the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders, which will be filed on or before April 23, 2003, are incorporated herein by reference into Part III.

PART I

ITEM 1.  BUSINESS

Ross Stores, Inc. (“Ross” or “the Company”) operates a chain of off-price retail apparel and home accessories stores, which target value conscious men and women between the ages of 25 and 54 primarily in middle-income households. The decisions of the Company, from merchandising, purchasing and pricing, to the location of its stores, are aimed at this customer base. The Company offers brand-name and designer merchandise at low everyday prices, generally 20% to 60% below regular prices of most department and specialty stores. The Company believes it derives a competitive advantage by offering a wide assortment of quality brand-name merchandise within each of its merchandise categories in an attractive easy-to-shop environment.

Ross’ mission is to offer competitive values to its target customer by focusing on the following key strategic objectives:

  Achieve an appropriate level of recognizable brands and labels at strong discounts throughout the store;

  Meet customer needs on a more regional basis;

  Deliver an in-store shopping experience that reflects the expectations of the off-price customer; and

  Manage real estate growth to increase market share in major markets.

The original Ross Stores, Inc. was incorporated in California in 1957. In August 1982, the Company was purchased by some of its then and current directors and stockholders. The six stores acquired were completely refurbished in the Company's off-price format and stocked with new merchandise. In June 1989 the Company reincorporated in the state of Delaware.

Merchandising, Purchasing and Pricing

Ross seeks to provide its customers with a wide assortment of first quality, in-season, brand-name apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% from regular department and specialty store prices, as well as similar savings on fragrances, items for the home, bed and bath merchandise and accessories. The Company sells recognizable branded merchandise that is current and fashionable in each category. New merchandise typically is received from three to five times each week at the Company’s stores. The Company’s buyers review their merchandise assortments on a weekly basis, enabling them to respond to merchandise trends and purchasing opportunities in the market. The Company's merchandising strategy is reflected in its advertising, which emphasizes a strong value message—Ross' customers will find great savings everyday on a broad assortment of name-brand merchandise.

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

The Company has established a merchandise assortment that it believes is attractive to its target customer group. Although Ross offers fewer classifications of merchandise than most department stores, the Company generally offers a large selection of brand names within each classification with a wide assortment of vendors, labels, prices, colors, styles and fabrics within each size or item. Over the past sever-

al years, the Company has diversified its merchandise offerings by adding new product categories such as maternity, small furnishings, educational toys and games, luggage, gourmet food and cookware, and fine jewelry in select stores. The respective departments accounted for total sales in fiscal 2002 approximately as follows: Ladies’ 34%, Home Accents and Bed and Bath 19%, Men's 18%, Fine Jewelry, Accessories, Lingerie and Fragrances 12%, Children’s 9% and Shoes 8%.

Purchasing. The Company continues to expand its network of over 4,000 vendors and manufacturers and believes it has adequate sources of first quality merchandise to meet its requirements. The Company purchases the vast majority of its merchandise directly from manufacturers and has not experienced any difficulty in obtaining sufficient inventory.

The Company believes that its ability to effectively execute certain off-price buying strategies is a key factor in its success. Ross buyers use a number of methods that enable the Company to offer its customers brand-name merchandise at strong everyday discounts relative to department and specialty stores. By purchasing later in the merchandise buying cycle than department and specialty stores, Ross is able to take advantage of imbalances between retailers’ demand for products and manufacturers’ supply of those products.

Unlike most department and specialty stores, Ross does not typically require that manufacturers provide promotional and markdown allowances, return privileges, split shipments, drop shipments to stores or delayed deliveries of merchandise. For most orders, only one delivery is made to one of the Company's three distribution centers. These flexible requirements further enable the Company's buyers to obtain significant discounts on in-season purchases.

The vast majority of the merchandise that the Company offers in its stores is acquired through opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as "closeout" and "packaway" purchases. Closeouts can be shipped to stores in season allowing the Company to get in season goods in its stores at lower prices. Packaway merchandise is purchased with the intent that it will be stored in the Company's warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within the merchandise assortments. Packaway merchandise is mainly fashion basics and, therefore, not usually affected by shifts in fashion trends.

Throughout the past decade, Ross gradually increased the amount of packaway inventories. In 2002, the Company continued its emphasis on these important resources in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 44% of total inventories as of February 1, 2003, compared to 43% at the end of the prior year. It is management’s belief that the strong discounts the Company is able to offer on packaway merchandise are a key driver of Ross’ business. In-store inventories at the end of fiscal 2002 were up about 1% from the prior year on a comparable store basis, and total consolidated inventories were up about 15% mainly due to a greater number of stores in operation compared to the prior year.

During 2001 and 2000, the Company implemented enhanced analytical processes for regionalized merchandise buying and allocation. The goal is to fine tune the merchandise mix and raise gross profit margins and sales productivity, especially in markets that are performing below the Company average. These analytical processes also provide the Company with the tools to maximize new store productivity in new markets. At the end of 2002, all merchandise departments were planned utilizing these analytical processes, with the exception of fine jewelry which is planned on a store specific basis.

Ross’ buying offices are located in New York City and Los Angeles, the nation's two largest apparel markets. These strategic locations allow buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers. These locations also enable the Company's buyers to strengthen vendor relationships—a key determinant in the success of its off-price buying strategies.

The Company's buyers have an average of 15 years of experience, including merchandising positions with other retailers such as Bloomingdale's, Burlington Coat Factory, Dayton Hudson, Foot Locker, Lechters, Lord & Taylor, Macy's, Marshalls, Nordstrom, Robinsons/May, Sterns, T.J. Maxx and Value City. In keeping with its strategy, over the past decade the Company’s merchandising staff has grown almost four-fold. Management believes that this increase enables its merchants to spend even more time in the market which, in turn, should strengthen the Company's ability to procure the most desirable brands at competitive discounts.

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

The Ross Store

As of February 1, 2003, the Company operated 507 stores. They are conveniently located in predominantly community and neighborhood strip shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, the Company clusters stores to maximize economies of scale in advertising, distribution and field management.

The Company believes a key element of its success is its organized, attractive, easy-to-shop in-store environment, which allows customers to shop at their own pace. The Ross store is designed for customer convenience in its merchandise presentation, dressing rooms, checkout and merchandise return areas. The Ross store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. Ross encourages its customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere. At most stores, shopping carts, baskets and/or shopping bags are available at the entrance for customer convenience. All cash registers are centrally located at store entrances for customer ease and efficient staffing.

The Company minimizes transaction time for the customer at the checkout counter by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. Approximately 46% of payments in 2002 were made with credit cards and debit cards. Ross provides cash or credit card refunds on all merchandise returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or credited with a Ross Credit Voucher at the price on the receipt.

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

Distribution

The Company has three distribution centers—one located in Newark, California which is also the Company’s corporate headquarters, the second located in Carlisle, Pennsylvania and the third located in Fort Mill, South Carolina. Having distribution centers strategically located on each coast enhances cost efficiencies and decreases turn-around time in getting the merchandise from the vendors to the stores. The Company is constructing a new distribution center in Perris, California, which is expected to be complete by the third quarter of 2003. This new facility will become the primary west coast distribution center (see further discussion in Management Discussion and Analysis). The Company utilizes third party cross docks to distribute merchandise to stores on a regional basis. Shipments are made by contract carriers to the stores from three to five times a week depending on location. The Company believes that its three distribution centers can provide adequate processing capacity to support store growth until its new distribution center located in Perris, California becomes operational during the third quarter of 2003.

The Company also leases warehouse facilities primarily to store packaway purchases in Newark and in Carlisle.

Control Systems

During 2002, the Company continued to invest in new systems and technology to provide a platform for growth over the next several years. Initiatives in 2002 included the following:

  Implementation of a new financial system that features web-enabled technology and intranet capability that has resulted in the automation of many manual processes.
  Implementation of a new Warehouse Management System in the new South Carolina distribution center, which will also be rolled out in the new Southern California distribution center as well as the existing Carlisle distribution center.
  Development began on a new core merchandising system, which is expected to provide more in-depth inventory and sales data. This technology should enhance the Company’s ability to plan, buy and allocate merchandise more precisely, eventually including by store, by color and by size. These new systems are targeted for completion during 2004 and over time are eventually expected to also support regional markdown capability.
  Implementation began on new point-of-sale and sales audit systems to provide faster and more efficient transaction processing as well as extended multiple tender capabilities. These systems are expected to be complete in 2004.

Advertising

The Company relies primarily on television advertising to communicate its value proposition, brand-name merchandise at low everyday prices. This strategy reflects the Company's belief that television is the most efficient and cost effective medium for communicating everyday savings on a wide selection of brand-name bargains for both the family and home.

Trademarks

The trademark for Ross Dress For Less® has been registered with the United States Patent and Trademark Office.

Employees

On February 1, 2003, the Company had approximately 22,500 employees which includes an estimated 12,200 part-time employees. Additionally, the Company hires temporary employees—especially during the peak seasons. The Company's employees are non-union. Management of the Company considers the relationship between the Company and its employees to be good.

Competition

The Company believes the principal competitive factors in the off-price retail apparel and home accessories industry are offering large discounts on brand-name merchandise appealing to its target customer and consistently providing a store environment that is convenient and easy to shop. To execute this concept, the Company has strengthened its buying organization and developed a merchandise allocation system to distribute product based on regional factors, as well as other systems and procedures to maximize cost efficiencies and leverage expenses in an effort to mitigate competitive pressures on gross margin. The Company believes that it is well positioned to compete on the basis of each of these factors.

Nevertheless, the national apparel retail market is highly fragmented. Ross faces intense competition for business from department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources than Ross. The Company also competes to some degree with any retailer that sells apparel and home accessories through catalogues or over the internet. The retail apparel business may become even more competitive in the future.

Available Information

The internet address for the Company’s website is www.rossstores.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are made available free of charge on or through our website promptly after they are electronically filed with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

Stores

From August 1982 to February 1, 2003, the Company expanded from six stores in California to 507 stores in 23 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Maryland, Montana, Nevada, New Jersey, New Mexico, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Utah, Virginia, Washington and Wyoming. The Company also operates a store in Guam. All stores are leased, with the exception of two locations.

During fiscal 2002, the Company opened 60 new Ross ‘Dress For Less’ stores and closed five existing locations. The average new Ross store in 2002 was approximately 30,000 gross square feet, yielding about 24,000 square feet of selling space. As of February 1, 2003, the Company's 507 stores generally ranged in size from about 25,000 to 35,000 gross square feet and had an average of 29,400 gross square feet and 23,400 of selling square feet of space.

During the fiscal year ended February 1, 2003, no one store accounted for more than 1% of the Company's sales. The Company carries earthquake insurance on its corporate headquarters, distribution centers and all of its stores.

The Company's real estate strategy is to open additional stores mainly in existing market areas, to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market. In fiscal 2002, the Company entered Alabama, a new state, while also continuing to open stores in its existing markets. In addition, management continues to consider opportunistic real estate acquisitions.

The following table summarizes the locations of the Company’s stores by state as of February 1, 2003 and February 2, 2002.

State	February 1, 2003	February 2, 2002

Alabama	2	0
Arizona	25	23
California	178	169
Colorado	16	13
Florida	62	58
Georgia	21	7
Guam	1	1
Hawaii	11	11
Idaho	4	4
Maryland	11	10
Montana	2	1
Nevada	11	10
New Jersey	5	5
New Mexico	5	5
North Carolina	8	4
Oklahoma	7	7
Oregon	14	13
Pennsylvania	11	9
South Carolina	3	2
Texas	73	69
Utah	5	4
Virginia	11	10
Washington	20	16
Wyoming	1	1

Total	507	452

Where possible, the Company has obtained sites in existing buildings requiring minimal alterations. This has allowed Ross to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. To date, the Company has been able to secure leases in suitable locations for its stores. At February 1, 2003, the majority of the Company's stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of its leased stores is five years, or 20 years if renewal options are included. (See Note C of Notes to Consolidated Financial Statements.)

See additional discussion under “The Ross Store” paragraph in Item 1.

Distribution Centers

The Company owns its Newark, California distribution center, which is also the Company’s corporate headquarters, and has a total of approximately 536,000 square feet. The Company also owns its distribution center in Carlisle, Pennsylvania, which is approximately 426,000 square feet.

In September 1997, the Company entered into a five-year lease, which was subsequently extended through November 2003, for an approximate 214,000 square foot warehouse in Newark, California. In November 1998, the Company entered into a five-year lease for an approximate 97,000 square foot warehouse in Newark, California. In November 2001, the Company entered into a nine-year lease for an approximate 239,000 square foot warehouse in Carlisle, Pennsylvania. In November 2001, the Company leased an approximate 246,000 square foot warehouse in Carlisle, Pennsylvania, for a ten-year term. All of these properties store the Company’s packaway inventory. In July 2002, the Company began operating a 1.3 million square foot distribution center in Fort Mill, South Carolina, which is being financed under a synthetic lease through May 2006. In August 1999, Ross leased for a 50-month term an approximate 32,000 square foot warehouse on ten acres in Newark, California. This location is primarily used for the storage of certain supplies, equipment, and trailers.

In April 2002, the Company began construction on another new 1.3 million square foot distribution center in Perris, California, which is expected to be complete by the third quarter of 2003. The land and building portion of this new distribution center is being financed under an $80 million synthetic lease facility, and the equipment and systems are being financed under a $50 million term debt facility. (See further discussion in Management Discussion and Analysis.)

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to routine litigation incident to its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

The following list sets forth the names and ages of all executive officers of the Company, indicating each person's principal occupation or employment during at least the past five years. The term of office is at the pleasure of the Board of Directors.

Name	Age	Position
Michael Balmuth	52	Vice Chairman and Chief Executive Officer
James C. Peters	41	President and Chief Operating Officer
Mark S. Askanas	42	General Counsel and Senior Vice President, Human Resources
John G. Call	44	Senior Vice President, Chief Financial Officer and Corporate Secretary
Gary L. Cribb	38	Senior Vice President, Store Operations
James S. Fassio	48	Senior Vice President, Property Development, Construction and
		Store Design
Barry S. Gluck	50	Senior Vice President and General Merchandising Manager
Michael Hamilton	57	Senior Vice President, Store Operations
Irene Jamieson	52	Senior Vice President and General Merchandising Manager
Megan Jamieson	41	Senior Vice President, Strategic Planning
Barbara Levy	48	Senior Vice President and General Merchandising Manager
Barbara Rentler	45	Senior Vice President and General Merchandising Manager
Richard White	45	Senior Vice President and Chief Information Officer
Michael L. Wilson	49	Senior Vice President, Distribution and Transportation

Mr. Balmuth joined the Board of Directors as Vice Chairman and became Chief Executive Officer in September 1996. Prior to that, he served as the Company’s Executive Vice President, Merchandising since July 1993 and Senior Vice President and General Merchandising Manager since November 1989. Before joining Ross, he was Senior Vice President and General Merchandising Manager at Bon Marché in Seattle from September 1988 through November 1989. From April 1986 to September 1988, he served as Executive Vice President and General Merchandising Manager for Karen Austin Petites.

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

Mr. Askanas joined the Company as General Counsel and Senior Vice President, Human Resources, in January 2001. Prior to joining Ross, Mr. Askanas served as a partner since January 1993 in the San Francisco office of Jackson, Lewis, Schnitzler & Krupman, a national law firm specializing in employment and labor law, employee benefits and related litigation.

Mr. Call has served as Senior Vice President, Chief Financial Officer and Corporate Secretary since June 1997. From June 1993 until joining Ross in 1997, Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman’s. For five years prior to joining Friedman’s in June 1993, Mr. Call held various positions with Ernst & Young LLP.

Mr. Cribb has served as Senior Vice President of Store Operations since August 2002. From December 1998 to August 2002, Mr. Cribb was Senior Vice President of Sales and Operations for Staples. Prior to joining Staples, he held various management positions with Office Depot from 1991 to 1998, most recently as Regional Vice President. His prior experience also includes various positions with Marshalls and The May Department Stores Company.

Mr. Fassio has served as Senior Vice President, Property Development, Construction and Store Design since March 1991. He joined the Company in June 1988 as Vice President of Real Estate. Prior to joining Ross, Mr. Fassio was Vice President, Real Estate and Construction at Craftmart and Property Director of Safeway Stores.

Mr. Gluck has served as Senior Vice President and General Merchandising Manager since August 1993. He joined the Company in February 1989 as Vice President and Divisional Merchandising Manager. Prior to joining Ross, Mr. Gluck served as General Merchandising Manager, Vice President for Today's Man from May 1987 to February 1989. From March 1982 to April 1987, he was Vice President, Divisional Merchandising Manager, Men’s, Young Men’s, Children’s and Luggage at Macy’s Atlanta.

Mr. Hamilton has served as Senior Vice President, Store Operations since March 1999. From October 1996 to March 1999, he was Executive Vice President, Operations for Hill’s Department Stores. From April 1993 to October 1996, he served as Executive Vice President, Stores for Venture Stores. Prior to that, he held various executive and managerial positions at Venture Stores.

Ms. Irene Jamieson has served as Senior Vice President and General Merchandising Manager since January 1995. From December 1992 to January 1995, she served as Vice President and Divisional Merchandising Manager. Prior to joining Ross, Ms. Jamieson served as Vice President and Divisional Merchandising Manager of the Home Store for Lord & Taylor from September 1983 to December 1992.

Ms. Megan Jamieson has served as Senior Vice President, Strategic Planning since February 1999. From January 1997 to February 1999, she served as Director of Strategy for Sears, Roebuck and Co.’s full-line store division. Prior to Sears, she was a case team leader with the consulting firm Bain & Co.

Ms. Levy has served as Senior Vice President and General Merchandising Manager since May 1993. Prior to joining Ross, Ms. Levy was with R. H. Macy & Co., serving as its Senior Vice President and General Merchandising Manager from January 1992 to April 1993, its Regional Director - Stores from May 1989 to January 1992, and from August 1985 to May 1989 as its Divisional Merchandising Manager - Better Sportswear.

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

Mr. White has served as Senior Vice President and Chief Information Officer since July 2001. From 1999 until joining Ross Stores, he was President of Matthews, White & Company, which specializes in general management and strategy consulting to start-up companies as well as established enterprises. Mr. White was the founder and Chief Executive Officer of Intrepid Systems from 1991 until 1998, when Intrepid was acquired by PeopleSoft. He served as Vice President of Business Development for Retail at PeopleSoft until 1999. Before founding Intrepid Systems, Mr. White was the Chief Information Officer of Office Club for five years, after spending four years as a consultant for Deloitte & Touche.

Mr. Wilson has served as Senior Vice President, Distribution and Transportation since May 1999. From July 1996 to May 1999, he was President of Distribution Fulfillment Services, Inc., a division of the Spiegel Group, and from October 1991 to July 1996, he served in various distribution management positions with the Spiegel Group. Prior to joining the Spiegel Group, he held the position of Division Vice President/Merchandise Processing for Rich's Department Stores. Prior to 1991, he held various operating positions within the transportation, third party distribution and retail distribution environment, with companies that included McLean Trucking, Ivey’s Department Stores and Distribution Marking Services, Inc.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY

General Information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note I of Notes to Consolidated Financial Statements in Item 8 of this document, which is incorporated herein by reference. The Company's stock is traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol ROST. There were 761 stockholders of record as of March 28, 2003 and the closing stock price on that date was $36.46 per share.

Cash Dividends. In January 2003, a quarterly cash dividend payment of $.0575 per common share was declared by the Company’s Board of Directors, payable on or about April 1, 2003. The Board of Directors declared quarterly cash dividends of $.0475 per common share in January, May, August and November 2002 and $.0425 per common share in January, May, August and November 2001.

ITEM 6.  SELECTED FINANCIAL DATA

($000, except per share data)	2002	2001	2000[1]	1999	1998

Operations

Sales	$3,531,349	$2,986,596	$2,709,039	$2,468,638	$2,182,361
Cost of goods sold, including
related buying, distribution
and occupancy costs[2]	2,628,412	2,243,384	2,017,923	1,821,988	1,619,149
Percent of sales	74.4%	75.1%	74.5%	73.8%	74.2%
General, selling
and administrative[2]	572,316	485,455	438,464	391,493	343,538
Percent of sales	16.2%	16.3%	16.2%	15.9%	15.7%
Interest expense (income)	279	3,168	3,466	(322)	259
Provision for litigation expense[3]	—	—	—	9,000	—
Earnings before taxes	330,342	254,589	249,186	246,479	219,415
Percent of sales	9.4%	8.5%	9.2%	10.0%	10.1%
Provision for taxes on earnings	129,164	99,544	97,432	96,373	85,572
Net earnings	201,178	155,045	151,754	150,106	133,843
Percent of sales	5.7%	5.2%	5.6%	6.1%	6.1%
Basic earnings per share[4]	$2.58	$1.94	$1.84	$1.66	$1.42
Diluted earnings per share[4]	$2.52	$1.91	$1.82	$1.64	$1.40
Cash dividends declared per
common share[4]	$.200	$.175	$.155	$.135	$.115

[1]	Fiscal 2000 is a 53-week year; all other fiscal years are 52 weeks.
[2]	In fiscal 2002, the Company reclassified its buying and distribution costs from general, selling and administrative to cost of goods sold. In addition, cost of goods sold also includes occupancy costs as well as depreciation and amortization related to the Company’s retail stores, buying and distribution operations. Prior periods have been reclassified to conform to the fiscal 2002 presentation. See Note A of Notes to Consolidated Financial Statements.
[3]	Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.06 per share, related to litigation.
[4]	All per share information is adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on September 22, 1999.

SELECTED FINANCIAL DATA

($000, except per share data)	2002	2001	2000[1]	1999	1998

Financial Position

Merchandise inventory	$716,518	$623,390	$559,565	$500,494	$466,460
Property and equipment, net	402,683	331,550	301,665	273,164	248,712
Total assets	1,361,345	1,082,725	975,047	947,678	870,306
Return on average assets[2]	16%	15%	16%	17%	17%
Working capital	295,736	225,403	197,004	190,724	170,795
Current ratio	1.5:1	1.5:1	1.5:1	1.5:1	1.4:1
Long-term debt	25,000	—	30,000	—	—
Long-term debt as a percent
of total capitalization	4%	0%	6%	0%	0%
Stockholders' equity	643,188	544,455	467,547	473,431	424,703
Return on average
stockholders' equity[2]	34%	31%	32%	33%	33%
Book value per common share
outstanding at year-end[3]	$8.30	$6.90	$5.81	$5.33	$4.59

Operating Statistics

Number of stores opened	60	45	34	34	26
Number of stores closed	5	2	3	5	2
Number of stores at year-end	507	452	409	378	349
Comparable store sales increase
(52-week basis)	7%	3%	1%	6%	3%
Sales per square foot of selling
space (52-week basis)[4]	$316	$301	$298	$300	$290
Square feet of selling space
at year-end (000)	11,843	10,484	9,330	8,544	7,817
Number of employees at year-end	22,511	21,012	19,786	18,401	16,926
Number of common stockholders
of record at year-end	767	775	812	827	818

[1]	Fiscal 2000 is a 53-week year; all other fiscal years are 52 weeks.
[2]	Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.06 per share, related to litigation.
[3]	All per share information is adjusted to reflect the effect of the two-for-one stock splits effected in the form of 100% stock dividends paid on September 22, 1999.
[4]	Based on average annual selling square footage.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 are referred to as 2002, 2001 and 2000, respectively. Fiscal years 2002 and 2001 are 52 weeks. Fiscal year 2000 is 53 weeks.

Results of Operations	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001

SALES
Sales (millions)	$3,531	$2,987	$2,709
Sales growth	18%	10%	10%
Comparable store sales growth	7%	3%	1%

COST AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying,
distribution and occupancy costs	74.4%	75.1%	74.5%
General, selling and administrative	16.2%	16.3%	16.2%
Interest expense	0.0%	0.1%	0.1%

EARNINGS BEFORE TAXES	9.4%	8.5%	9.2%

NET EARNINGS	5.7%	5.2%	5.6%

In fiscal 2002, the Company reclassified buying and distribution costs that were previously included with “general, selling and administrative” expenses to “cost of goods sold.” In addition, cost of goods sold also includes occupancy costs as well as depreciation and amortization related to the Company’s retail stores, buying and distribution operations. Included in general, selling and administrative expenses are costs related to store operating expenses as well as general and administrative expenses including related depreciation and occupancy costs. Fiscal 2001 and 2000 have been reclassified to conform to the fiscal 2002 presentation.

Stores. Total stores open at the end of 2002, 2001 and 2000 were 507, 452 and 409, respectively. Selling square footage at the end of 2002, 2001 and 2000 increased by 13%, 12% and 9%, respectively. The increased rate of growth in 2002 and 2001 compared to prior years reflected the Company’s entry into new markets.

	2002	2001	2000

Stores at the beginning of the period	452	409	378
Stores opened in the period	60	45	34
Stores closed in the period	(5)	(2)	(3)

Stores at the end of the period	507	452	409

Selling square footage at the end of the period (000)	11,843	10,484	9,330

Sales. The 18% total sales increase for 2002 reflects a 7% increase in sales from “comparable” stores (stores that have been open for more than 14 complete months), the opening of 55 net new stores in 2002, and the full year impact of 2001 store openings. The 10% total sales increase for 2001 reflects a 3% increase in sales from comparable stores, the opening of 43 net new stores in 2001, and the full year impact of 2000 store openings. The 10% total sales increase in 2000 reflects a 1% increase in comparable store sales, the opening of 31 net new stores, and the full year impact of 1999 store openings.

The Company’s sales mix as shown below reflects the growth in home businesses which was a key contributor to comparable store sales growth in 2002 and 2001:

	2002	2001	2000

Ladies’	34%	34%	33%
Home accents and bed and bath	19%	18%	17%
Men’s	18%	19%	21%
Fine jewelry, accessories, lingerie and fragrances	12%	12%	12%
Children's	9%	10%	9%
Shoes	8%	7%	8%

Total	100%	100%	100%

Management expects to address the competitive climate for apparel and off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen the merchandise organization, diversifying the merchandise mix, and more fully developing the organization and systems to strengthen regional merchandise offerings. Although the Company’s existing strategies and store expansion program contributed to sales and earnings gains in 2002, 2001 and 2000, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

Cost of Goods Sold. The decrease in the cost of goods sold ratio in 2002 compared to 2001 resulted in part from higher leverage on buying, distribution, occupancy and depreciation costs in 2002 when compared to 2001. Buying and distribution costs as a percentage of sales decreased by approximately 30 basis points from 2001, which is largely attributable to improved leverage resulting from a 7% comparable store sales increase and distribution processing efficiencies. The 7% increase in comparable store sales also resulted in an approximate 25 basis point reduction in store occupancy and depreciation as a percentage of sales when compared to 2001. In addition, the Company realized about 15 basis points of improvement in merchandise margins in 2002 as compared to 2001 due primarily to lower markdowns and improved shortage results, partially offset by higher freight costs and a reduction in initial markup due to our sharper pricing strategy.

The increase in the cost of goods sold ratio in 2001 compared to 2000 resulted in part from higher distribution center expenses and reduced leverage on occupancy and buying costs in 2001 when compared to 2000. Buying and distribution costs as a percentage of sales increased by approximately 40 basis points in 2001 mainly as a result of higher third party distribution processing costs. Store occupancy and depreciation as a percentage of sales increased by approximately 10 basis points when compared to 2000 due primarily to an 11% increase in new store openings as compared to an 8% gain in the prior year. In addition, the Company realized about 10 basis points in lower merchandise margins in 2001 as compared to 2000 due primarily to a reduction on initial markup due to an improved mix of brand-name merchandise.

There can be no assurance that the gross profit margins realized in 2002, 2001 and 2000 will continue in future years.

General, Selling and Administrative Expenses. Total general, selling and administrative expenses (“GS&A”) were $572.3 million in 2002, an $86.9 million increase from 2001. During 2002, GS&A as a percentage of sales decreased slightly due primarily to higher leverage on store payroll, benefit costs and operating costs, partially offset by an increase in incentive compensation costs. Store operating costs as a percentage of sales decreased by approximately 20 basis points from 2001, due primarily to improved leverage resulting from a 7% comparable store sales increase. General and administrative costs as a percentage of sales grew by approximately 15 basis points in 2002 due mainly to an increase in incentive compensation costs, partially offset by improved leverage.

Total GS&A was $485.5 million in 2001, a $47.0 million increase from 2000. During 2001, GS&A as a percentage of sales rose primarily due to higher store payroll and operating costs as compared to 2000. Store operating costs as a percentage of sales increased by approximately 25 basis points from 2000, due mainly to higher payroll and benefit costs as compared to the prior year. General and administrative costs as a percentage of sales decreased by approximately 20 basis points primarily due to improved leverage.

The largest component of GS&A is payroll. The total number of employees, including both full- and part-time, at year-end 2002, 2001 and 2000 was approximately 22,500, 21,000 and 19,800, respectively.

Interest Expense. The decrease in interest expense in 2002 as compared to 2001 and 2000 as a percentage of sales is mainly due to lower average borrowings.

Taxes on Earnings. The Company's effective tax rate for 2002, 2001 and 2000 was approximately 39%, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes. During 2003, the Company expects its effective tax rate to remain at approximately 39%.

Net Earnings. The increase in net earnings as a percentage of sales in 2002 as compared to 2001 is primarily due to improved leverage realized from the increase in comparable store sales growth on store expenses and on buying, distribution, occupancy, and depreciation costs in 2002 when compared to 2001, combined with slightly higher merchandise margins, which was partially offset by higher incentive compensation costs. Diluted earnings per share in 2002 increased by 32% to $2.52 from $1.91 in 2001. This increase is attributable to the 30% increase in net earnings and a 2% reduction in weighted average diluted shares outstanding. The decrease in net earnings as a percentage of sales in 2001 as compared to 2000 is primarily due to higher distribution, payroll and benefit costs, partially offset by improved leverage on fixed expenses. Diluted earnings per share in 2001 increased by 5% to $1.91 from $1.82 in 2000. This increase is attributable to the 2% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding.

Financial Condition

Liquidity and Capital Resources.

($000)	2002	2001	2000

Cash flows from Operating activities	$332,445	$242,889	$143,349
Cash flows used in Investing activities	(133,166)	(86,002)	(82,114)
Cash flows used in Financing activities	(88,981)	(153,690)	(103,410)

Net increase (decrease) in cash and
cash equivalents	$110,298	$3,197	$(42,175)

Operating Activities

Net cash provided by operating activities was $332.4 million, $242.9 million and $143.3 million in 2002, 2001 and 2000, respectively. The primary source of cash from operations in 2002, 2001 and 2000 is related to net earnings excluding non-cash expenses for depreciation and amortization, higher accounts payable and other accrued expense balances, partially offset by cash used to finance an increase in merchandise inventories. Working capital was $296 million at the end of 2002, compared to $225 million at the end of 2001 and $197 million at the end of 2000. The Company had a current ratio of 1.5:1 in 2002, 2001 and 2000. The Company's primary source of liquidity is the sale of its merchandise inventory. Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through clearance markdowns.

Investing Activities

In 2002, 2001 and 2000, the Company spent approximately $133.2 million, $86.0 million and $82.1 million, respectively, for capital expenditures (net of leased equipment) related primarily to fixtures and leasehold improvements to open new stores; relocate, remodel or expand existing stores; update management information systems; and various other expenditures for existing stores, distribution centers and the central office. The Company opened 60, 45 and 34 new stores and relocated, remodeled or expanded 1, 14 and 21 stores in 2002, 2001 and 2000, respectively.

The Company is forecasting approximately $150 million in capital expenditures for fiscal 2003 to fund fixtures and leasehold improvements to open about 66 new stores, relocate, remodel or expand existing stores, and to make investments in store and merchandising systems, distribution center equipment and systems and various central office expenditures.

Financing Activities

During 2002, 2001 and 2000, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit. Substantially all of the Company's store sites, certain warehouses and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments. The Company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania. Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary payment terms and trade practices with the Company's vendors. Management regularly reviews the adequacy of credit available to the Company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the Company.

The table below presents significant contractual payment obligations of the Company at year-end 2002.

Contractual Obligations

($000)	Less than 1 Year	2 - 3 Years	4 – 5 Years	After 5 Years	Total

Long-term debt	$—	$—	$50,000	$—	$50,000
Operating leases	182,695	321,302	260,241	345,579	1,109,817
Distribution Center Financings:
Synthetic leases	3,173	6,964	1,816	—	11,953
Other synthetic lease
obligations	—	—	167,329	—	167,329

Total contractual obligations	$185,868	$328,266	$479,386	$345,579	$1,339,099

Long-Term Debt. In June 2002, the Company entered into a new $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center currently under construction. The Company borrowed $25 million under this term loan in September 2002 and made the final draw of $25 million under this term loan in February 2003. Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 2.8% at February 1, 2003. All amounts outstanding under the term loan will be due and payable in December 2006. Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest rate coverage and leverage ratios. As of February 1, 2003, $25 million was outstanding under this term loan.

Off-Balance Sheet Arrangements.

Operating Leases. Substantially all of the Company’s store sites, certain warehouses and buying offices are leased. The Company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania.

Distribution Center Financings. The Company leases a new 1.3 million square foot distribution center in Fort Mill, South Carolina, which was completed in July 2002. This center, including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006. Monthly rent expense is currently payable at 75 basis points over 30-day LIBOR. At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party. The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the amount financed. The Company’s potential estimated purchase obligation of $87.3 million is included in Other synthetic lease obligations in the table above.

In April 2002, construction began on another 1.3 million square foot distribution center, which is expected to be complete in the third quarter of 2003. This new center is located in Perris, California approximately 70 miles southeast of Los Angeles, a desirable location for both sourcing and shipping of product. More than 25% of the Company’s store base is in the southwest region of the country, and the majority of its west coast merchandise receipts originate in Southern California. The Perris distribution center will feature the same warehouse management systems and technology installed in the new South Carolina center. The Company believes the new Perris center should improve supply chain logistics and efficiencies, and result in higher distribution center productivity and improved freight costs. As a result, the Company plans to transfer its primary west coast distribution capabilities from its current 19 year-old Newark distribution center to the new Perris center during the third quarter of 2003.

The land and building portion of the new Perris center is being financed under an $80 million, five-year synthetic lease facility, which expires in December 2006. Upon completion, rent expense on this center will be payable monthly at the applicable margin (currently 71 basis points) over the applicable commercial paper rate or 30-day LIBOR. At the end of the lease term, the Company must refinance the $80 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than the amount financed by the lessor, or $80 million, the Company has agreed under a residual value guarantee to pay the lessor up to 87% of the amount financed. The Company’s potential estimated purchase obligation of $80 million is included in Other synthetic lease obligations in the table above. The equipment and systems for the Perris, California center were financed with the $50 million, five-year senior unsecured term debt facility, which is included in Long-term debt in the table above.

The two synthetic lease facilities described above have covenant restrictions requiring maintaining certain interest rate coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.

These synthetic lease facilities are not included in the Company’s consolidated balance sheet as of February 1, 2003. The Financial Accounting Standards Board has recently issued authoritative guidance which could require the Company to consolidate the underlying assets and liabilities of one or both of these synthetic lease facilities in our consolidated balance sheet. See further discussion under “New Accounting Pronouncements.”

The table below presents significant commercial credit facilities available to the Company at year-end 2002.

($000)	Amount of Commitment Expiration Per Period				Total Amount Committed

Commercial Credit Commitments	Less than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years

Revolving credit facility*	$—	$350,000	$—	$—	$350,000
Standby letters of credit	5,400	68,927	—	—	74,327

Total commercial commitments	$5,400	$418,927	$—	$—	$424,327

*	Contains a $75 million sublimit for issuances of letters of credit, $46.8 million of which is available as of February 1, 2003. For additional information relating to these credit facilities, refer to Note B of Notes to the Consolidated Financial Statements.

Revolving Credit Facility. In August 2001, the Company entered into a new three-year, $350 million revolving credit facility with its banks, which contains a $75 million sublimit for issuances of letters of credit, replacing its prior $160 million bank credit agreement, $30 million letter of credit facility, and $35 million uncommitted bank line arrangement. Interest is LIBOR-based plus an applicable margin (currently 88 basis points) and is payable upon borrowing maturity but no less than quarterly. Borrowing under this credit facility is subject to the Company maintaining certain interest rate coverage and leverage ratios. As of February 1, 2003, the Company had no borrowings outstanding under this facility.

Standby Letters of Credit. The Company had $74.3 million and $28.8 million in standby letters of credit outstanding at year-end 2002 and 2001, respectively.

Trade Letters of Credit. The Company had $14.3 million and $9.7 million in trade letters of credit outstanding at year-end 2002 and 2001, respectively.

Dividends. In January 2003, a quarterly cash dividend payment of $.0575 per common share was declared by the Company’s Board of Directors, payable on or about April 1, 2003. The Board of Directors declared quarterly cash dividends of $.0475 per common share in January, May, August and November 2002 and $.0425 per common share in January, May, August and November 2001.

Stock Repurchase Program. In January 2002, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $300 million over two years. The Company repurchased a total of $150 million of common stock during 2002 under this program and expects to complete the remaining $150 million authorization in 2003. The Company repurchased a total of $131 million of common stock during 2001 under a prior program.

The Company estimates that cash flows from operations, existing bank credit lines and trade credit are adequate to meet operating cash needs, fund the aforementioned planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 and is effective for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at its fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs, if any, as well as the amounts recognized, but will have no impact on exit liabilities recorded by the Company prior to December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement amends FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

On January 17, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities." The underlying principle behind FIN 46 is that if a business enterprise has the majority financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. The Company will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the Company will be required to consolidate all entities in which it was deemed to be the primary beneficiary beginning in the third quarter of 2003.

As of February 1, 2003, the Company was party to an agreement with a variable interest entity to finance and lease the Perris, California distribution center as further described in Note C of Notes to Consolidated Financial Statements. Under existing accounting guidance, neither the project assets nor related obligations are currently included in the Company's balance sheets. As the variable interest entity is currently structured, the Company would be considered the primary beneficiary under FIN 46 and would be required to consolidate the entity beginning in the third quarter of 2003. FIN 46 requires that the Company consolidate the assets, liabilities, and noncontrolling interests of the variable interest entities at their carrying amounts as if FIN 46 had been effective when the enterprise first met the conditions to be the primary beneficiary. Based upon the project costs incurred through February 1, 2003, consolidation of the variable interest entities would result in an additional $40 million in property and related debt as of February 1, 2003. The Company expects to spend a total of approximately $80 million upon completion of the Perris distribution center, which would result in an $80 million increase in property and related debt and approximately $2.3 million of annual depreciation if the Company were to consolidate this variable interest entity. The Company may consider other financing structures for these projects in the future which may result in non-consolidation under FIN 46. The Company does not anticipate the changes in accounting requirements to impact planned levels of financing or its credit ratings.

The Company was also a party to an $87 million synthetic lease facility for its South Carolina distribution center as further described in Note C of Notes to Consolidated Financial Statements. The Company believes that consolidation of this synthetic lease will not be required under FIN 46 because the lessor/owner of the distribution center is not a variable interest entity. Further guidance or clarification related to FIN 46 may be issued by the FASB, Securities and Exchange Commission, or other authoritative bodies which could impact the accounting for this synthetic lease.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Inventory. The Company’s merchandise inventory is carried at the lower of cost or market with cost determined on a weighted average cost method. If actual market conditions are less favorable than those projected by management, or if sales of the inventory are more difficult than anticipated, additional inventory write-downs may be required.

Long-lived Assets. The Company records a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. In the course of performing this analysis, management determined that no long-lived asset impairment charge was required for years ended February 1, 2003, February 2, 2002 and February 3, 2001. Should actual results differ materially from projected results, an impairment charge may be required in the future.

Self Insurance. The Company self insures certain of its workers’ compensation and general liability risks as well as certain of its health insurance plans. The Company’s self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported. Should a greater amount of claims occur compared to what is estimated or the costs of the medical profession and state statutory requirements increase beyond what was anticipated, reserves recorded may not be sufficient and additional charges could be required.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the audited consolidated financial statements and notes thereto, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Forward-Looking Statements and Factors Affecting Future Performance

This report includes a number of forward-looking statements, which reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. The words “expect,” “anticipate,” “estimate,” “believe,” “looking ahead,” “forecast,” “plan” and similar expressions identify forward-looking statements.

The Company’s continued success depends, in part, upon its ability to increase sales at existing locations, to open new stores and to operate stores on a profitable basis. There can be no assurance that the Company’s existing strategies and store expansion program will result in a continuation of revenue and profit growth. Future economic and industry trends that could potentially impact revenue and profitability remain difficult to predict.

The forward-looking statements that are contained in this report are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from historical results or current expectations. These factors include, without limitation, a general deterioration in economic trends, changes in geopolitical conditions, ongoing competitive pressures in the apparel industry, the Company’s ability to obtain acceptable store locations, the Company’s ability to continue to purchase attractive brand-name merchandise at desirable discounts, the Company’s ability to successfully open its distribution center in Southern California in a timely and cost-effective manner, the Company’s ability to successfully extend its geographic reach into new markets, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the Company’s ability to attract and retain personnel with the retail talent necessary to execute its strategies, the Company’s ability to implement and integrate various new systems and technologies, and greater than planned costs. In addition, the Company’s corporate headquarters, one of its distribution centers and 35% of its stores are located in California. Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the Company’s operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which primarily includes changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes. Interest that is payable on the Company’s credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. In addition, lease payments under the Company’s synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates. Lease payments on the Southern California distribution center will begin upon completion of construction. As of February 1, 2003, the Company had $25 million of long-term debt outstanding which accrues interest at LIBOR plus 150 basis points. The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material. The Company does not currently use derivative financial instruments in its investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED STATEMENTS OF EARNINGS

($000, except per share data)	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001

SALES	$3,531,349	$2,986,596	$2,709,039

COSTS AND EXPENSES
Cost of goods sold, including related buying,
distribution and occupancy costs	2,628,412	2,243,384	2,017,923
General, selling and administrative	572,316	485,455	438,464
Interest expense, net	279	3,168	3,466

	3,201,007	2,732,007	2,459,853

Earnings before taxes	330,342	254,589	249,186
Provision for taxes on earnings	129,164	99,544	97,432

Net earnings	$201,178	$155,045	$151,754

EARNINGS PER SHARE
Basic	$2.58	$1.94	$1.84
Diluted	$2.52	$1.91	$1.82

WEIGHTED AVERAGE SHARES OUTSTANDING (000)
Basic	78,123	79,886	82,619
Diluted	79,746	81,210	83,337

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

($000, except share data)	February 1, 2003	February 2, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents (includes $10,000 of restricted cash)	$150,649	$40,351
Accounts receivable	18,349	20,540
Merchandise inventory	716,518	623,390
Prepaid expenses and other	36,904	30,710

Total Current Assets	922,420	714,991

PROPERTY AND EQUIPMENT
Land and buildings	54,772	54,432
Fixtures and equipment	412,496	351,288
Leasehold improvements	232,388	209,086
Construction-in-progress	61,720	24,109

	761,376	638,915
Less accumulated depreciation and amortization	358,693	307,365

	402,683	331,550

Other long-term assets	36,242	36,184

Total Assets	$1,361,345	$1,082,725

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$397,193	$314,530
Accrued expenses and other	114,586	92,760
Accrued payroll and benefits	99,115	70,413
Income taxes payable	15,790	11,885

Total Current Liabilities	626,684	489,588

Long-term debt	25,000	—
Deferred income taxes and other long-term liabilities	66,473	48,682

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share
Authorized 300,000,000 shares
Issued and outstanding 77,491,000 and 78,960,000 shares	775	790

Additional paid-in capital	341,041	289,734
Retained earnings	301,372	253,931

	643,188	544,455

Total Liabilities and Stockholders’ Equity	$1,361,345	$1,082,725

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(000)	Common Stock		Additional Paid-In Capital	Retained Earnings	Total

	Shares	Amount

BALANCE AT JANUARY 29, 2000	88,774	$888	$234,635	$237,908	$473,431

Common stock issued under stock
plans, including tax benefit	1,854	18	14,285	—	14,303
Amortization of stock compensation	—	—	9,894	—	9,894
Common stock repurchased	(10,101)	(101)	(22,690)	(146,533)	(169,324)
Net earnings	—	—	—	151,754	151,754
Dividends declared	—	—	—	(12,511)	(12,511)

BALANCE AT FEBRUARY 3, 2001	80,527	$805	$236,124	$230,618	$467,547

Common stock issued under stock
plans, including tax benefit	3,378	34	54,547	—	54,581
Amortization of stock compensation	—	—	11,881	—	11,881
Common stock repurchased	(4,945)	(49)	(12,818)	(117,809)	(130,676)
Net earnings	—	—	—	155,045	155,045
Dividends declared	—	—	—	(13,923)	(13,923)

BALANCE AT FEBRUARY 2, 2002	78,960	$790	$289,734	$253,931	$544,455

Common stock issued under stock
plans, including tax benefit	2,341	23	50,840	—	50,863
Amortization of stock compensation	—	—	12,241	—	12,241
Common stock repurchased	(3,810)	(38)	(11,774)	(138,185)	(149,997)
Net earnings	—	—	—	201,178	201,178
Dividends declared	—	—	—	(15,552)	(15,552)

BALANCE AT FEBRUARY 1, 2003	77,491	$775	$341,041	$301,372	$643,188

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000)	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$201,178	$155,045	$151,754
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization of property
and equipment	53,329	49,896	44,377
Other amortization	12,847	12,725	10,686
Deferred income taxes	17,375	12,633	10,015
Change in assets and liabilities:
Merchandise inventory	(93,128)	(63,824)	(59,071)
Other current assets – net	(4,003)	(16,901)	(980)
Accounts payable	81,958	54,064	5,751
Other current liabilities	54,541	34,384	(26,836)
Other	8,348	4,867	7,653

Net cash provided by operating activities	332,445	242,889	143,349

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(133,166)	(86,002)	(82,114)

Net cash used in investing activities	(133,166)	(86,002)	(82,114)

CASH FLOWS USED IN FINANCING ACTIVITIES
Borrowings (repayments) under lines of credit	—	(64,000)	64,000
Proceeds from long-term debt	25,000	—	—
Issuance of common stock related to stock plans	50,863	54,581	14,303
Repurchase of common stock	(149,997)	(130,676)	(169,324)
Dividends paid	(14,847)	(13,595)	(12,389)

Net cash used in financing activities	(88,981)	(153,690)	(103,410)

Net increase (decrease) in cash and cash equivalents	110,298	3,197	(42,175)
Cash and cash equivalents:
Beginning of year	40,351	37,154	79,329

End of year	$150,649	$40,351	$37,154

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$409	$3,332	$3,352
Income taxes paid	$91,875	$61,433	$100,359

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. (“Ross” or the “Company”) is an off-price retailer of first-quality, branded apparel, shoes and accessories for the entire family, as well as gift items, linens and other home-related merchandise. At February 1, 2003, the Company operated 507 stores in 23 states and Guam, supported by three distribution centers. The Company’s headquarters, one distribution center, three warehouses and 35% of its stores are located in California.

Basis of Presentation and Fiscal Year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 are referred to as 2002, 2001 and 2000, respectively. Fiscal years 2002 and 2001 are 52 weeks. Fiscal year 2000 is 53 weeks.

Reclassifications. Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the 2002 presentation. The Company reclassified buying and distribution costs that were previously included with “general, selling and administrative” expenses to “cost of goods sold.” In addition, cost of goods sold also now includes occupancy costs as well as depreciation and amortization related to the Company’s retail stores, buying and distribution operations. Included in general, selling and administrative expenses are costs related to store operating expenses as well as general and administrative expenses including related depreciation and occupancy costs.

Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting estimates include inventory, long-lived assets and the review of their impairment, and self insurance reserves.

Cash Equivalents. Cash equivalents are highly liquid, fixed income instruments purchased with a maturity of three months or less. As of February 1, 2003, cash and cash equivalents included $10 million of restricted cash that is collateralizing a Standby Letter of Credit that guarantees future workers’ compensation and general liability obligations.

Merchandise Inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in the Company's warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway inventory accounted for approximately 44% and 43% of total inventories as of February 1, 2003 and February 2, 2002, respectively.

Cost of Goods Sold. In addition to the product cost of merchandise sold, the Company includes its buying and distribution expenses as well as occupancy costs related to the Company’s retail stores, buying and distribution facilities in its cost of goods sold. Buying expenses include costs to procure merchandise inventories. Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise.

Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs are included in fixtures and equipment and are amortized over their estimated useful life generally ranging from five to seven years. Reviews for impairment are performed whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

Intangible Assets. Intangible assets are principally comprised of lease rights, which are payments made to acquire store leases. Lease rights are included in other long-term assets and are amortized over the remaining life of the lease.

Long-Lived Assets. Long-lived assets and certain identifiable intangibles that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s review as of February 1, 2003 and February 2, 2002, no adjustments were recognized to the carrying value of such assets.

Store Closures. The Company continually reviews the operating performance of individual stores. For stores that are to be closed, the Company records a liability for future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through sublease income or favorable lease terminations. Beginning January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and accordingly any such liability is now recorded at the time the liability is incurred. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.

Accounts Payable. Accounts payable represents amounts owed to third parties at the end of the period. The Company included outstanding checks in accounts payable of approximately $61.3 million and $65.4 million at year-end 2002 and 2001, respectively.

Self Insurance. The Company is self insured for workers’ compensation, general liability costs and certain health insurance plans. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.

Deferred Rent. When a lease requires fixed escalations of the minimum lease payments, rental expense is recorded on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. At the end of 2002 and 2001, the balance of deferred rent was $16.0 million and $15.3 million, respectively, and is included in long-term liabilities.

Estimated Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair value. The Company’s long-term debt represents amounts outstanding under the Company’s $50 million senior unsecured term loan agreement. The interest rate fluctuates monthly based on LIBOR. Due to the floating interest rates on the debt, the carrying value approximates its estimated fair value.

Effects of Inflation or Deflation. The Company does not consider the effects of inflation or deflation to be material to the Company’s financial position and results of operations.

Revenue Recognition. The Company recognizes revenue at the point of sale, net of actual returns, and maintains a provision for estimated future returns. Sales of gift certificates are deferred until they are redeemed for the purchase of the Company’s merchandise.

Store Pre-Opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred. Advertising expenses for the fiscal years ended 2002, 2001 and 2000 were $37.5 million, $33.1 million and $29.6 million, respectively.

Taxes on Earnings. SFAS No. 109, “Accounting for Income Taxes,” requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates.

Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the Company grants stock option awards at market value, there is no compensation expense recorded, except for restructuring related expense for modifications of options. Compensation expense for restricted stock awards is based on the market value of the shares awarded at the date of grant and is amortized on a straight-line basis over the vesting period. The disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” are set forth below.

Had compensation costs for the Company's stock option and stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

($000, except per share data)	2002	2001	2000

Stock-based employee compensation
cost, net of related tax effects
As reported	$7,455	$7,235	$6,025
Pro forma	$15,534	$13,251	$14,381

Net earnings
As reported	$201,178	$155,045	$151,754
Pro forma	$193,099	$149,030	$143,399

Basic earnings per share
As reported	$2.58	$1.94	$1.84
Pro forma	$2.47	$1.87	$1.74

Diluted earnings per share
As reported	$2.52	$1.91	$1.82
Pro forma	$2.44	$1.84	$1.74

At February 1, 2003, the Company had five stock-based compensation plans, which are further described in Note F. SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments. For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

Stock Options	2002	2001	2000

Expected life from grant date (years)	3.3	3.3	3.4
Expected volatility	48.4%	53.9%	56.0%
Risk-free interest rate	2.8%	4.3%	6.3%
Dividend yield	0.5%	0.5%	0.8%

Employee Stock Purchase Plan	2002	2001	2000

Expected life from grant date (years)	1.0	1.0	1.0
Expected volatility	38.5%	45.3%	69.8%
Risk-free interest rate	2.0%	3.0%	6.1%
Dividend yield	0.5%	0.7%	0.9%

The weighted average fair values per share of stock options granted during 2002, 2001 and 2000 were $13.70, $8.62 and $8.19, respectively. The weighted average fair values of the 2002, 2001 and 2000 employee stock purchase awards were $9.94, $5.59 and $7.48 per share, respectively.

Earnings Per Share (EPS). SFAS No. 128, “Earnings Per Share,” requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock. In 2002, 2001 and 2000 there were 55,601, 54,451 and 3,724,615 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

2002
Shares	78,123	1,623	79,746
Amount	$2.58	$(.06)	$2.52

2001
Shares	79,886	1,324	81,210
Amount	$1.94	$(.03)	$1.91

2000
Shares	82,619	718	83,337
Amount	$1.84	$(.02)	$1.82

Segment Reporting. The Company accounts for its operations as one operating segment. The Company’s operations include only activities related to off-price retailing in similar stores throughout the United States and, therefore, comprise only one segment.

Comprehensive Income. Comprehensive income equals net earnings for all periods presented.

Derivative Instruments and Hedging Activities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The Company did not hold or trade any derivative instruments in 2002, 2001 or 2000.

New Accounting Pronouncements. In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at its fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs, if any, as well as the amounts recognized, but will have no impact on exit liabilities recorded by the Company prior to December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

On January 17, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special purpose entities." The underlying principle behind FIN 46 is that if a business enterprise has the majority financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. The Company will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the Company will be required to consolidate all entities in which it was deemed to be the primary beneficiary beginning in the third quarter of 2003.

As of February 1, 2003, the Company was party to an agreement with a variable interest entity to finance and lease the Perris, California distribution center as further described in Note C. Under existing accounting guidance, neither the project assets nor related obligations are currently included in the Company's balance sheets. As the variable interest entity is currently structured, the Company would be considered the primary beneficiary under FIN 46 and would be required to consolidate the entity beginning in the third quarter of 2003. FIN 46 requires that the Company consolidate the assets, liabilities, and noncontrolling interests of the variable interest entities at their carrying amounts as if FIN 46 had been effective when the enterprise first met the conditions to be the primary beneficiary. Based upon the project costs incurred through February 1, 2003, consolidation of the variable interest entities would result in an additional $40 million in property and related debt. The Company may consider other financing structures for these projects in the future which may result in non-consolidation under FIN 46. The Company does not anticipate the changes in accounting requirements to impact planned levels of financing or its credit ratings.

The Company was also a party to an $87 million synthetic lease facility for its South Carolina distribution center as further described in Note C. The Company believes that consolidation of this synthetic lease will not be required under FIN 46 because the lessor/owner of the distribution center is not a variable interest entity. Further guidance or clarification related to FIN 46 may be issued by the FASB, Securities and Exchange Commission, or other authoritative bodies which could impact the accounting for this synthetic lease.

Note B: Long-Term Debt

The Company had $25 million of debt classified as long-term as of February 1, 2003, and no debt outstanding as of February 2, 2002. The weighted average interest rates on borrowings during 2002 and 2001 were 3.1% and 4.7%, respectively.

Bank Credit Facilities. The Company has a $350 million revolving credit facility, which contains a $75 million sublimit for issuances of letters of credit of which $46.8 million was available as of February 1, 2003, that expires in August 2004. Interest is LIBOR based and is payable upon borrowing maturity but no less than quarterly. Borrowing under this credit facility is subject to the Company maintaining certain interest rate coverage and leverage ratios. As of February 1, 2003 and February 2, 2002, the Company had no borrowings outstanding under this revolving credit facility.

Term Debt. In June 2002, the Company entered into a new $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center currently under construction. The Company borrowed $25 million under this term loan in September 2002 and made the final draw of $25 million under this term loan in February 2003. Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 2.8% at February 1, 2003. Interest costs incurred during the period the equipment and information systems are being developed for their intended use are being capitalized. All amounts outstanding under the term loan are due and payable in December 2006. Borrowing under this term loan is subject to certain operating and financial covenants including maintaining certain interest rate coverage and leverage ratios. As of February 1, 2003, $25 million was outstanding under this term loan.

Letters of Credit. The Company had $74.3 million and $28.8 million in standby letters of credit and $14.3 million and $9.7 million in trade letters of credit outstanding at year-end 2002 and 2001, respectively.

Note C: Leases

The Company leases five separate warehouse facilities in Newark, California, and Carlisle, Pennsylvania with operating leases expiring in various years through 2011, with one or two renewal options of up to fours years each. These five leased facilities are being used primarily to store packaway merchandise. In addition, the Company leases substantially all of its store sites, selected computer and related equipment, and certain distribution center equipment under operating leases with original, non-cancelable terms that in general range from three to 15 years, expiring through 2015. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals and for payment of certain expenses. In addition, some store leases also have provisions for additional rent based on percentage of sales.

The Company also leases a new 1.3 million square foot distribution center in Fort Mill, South Carolina, which became fully operational in July 2002. This center is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006, and monthly rent expense is currently payable at 75 basis points over 30-day LIBOR (2.1% at February 1, 2003). At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party. The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the amount financed.

In April 2002, construction began on another 1.3 million square foot distribution center in Perris, California, which is expected to be complete in the third quarter of 2003. The Perris distribution center will utilize the same warehouse management systems and technology as that in the new South Carolina center. The land and building portion of the new Perris center is being financed under an $80 million, five-year synthetic lease facility, which expires in December 2006. Upon completion, rent expense on this center will be payable monthly at the applicable margin (currently 71 basis points) over the applicable commercial paper or 30-day LIBOR (2.1% at February 1, 2003). At the end of the lease term, the Company must refinance the $80 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than the amount financed by the lessor, or $80 million, the Company has agreed under a residual value guarantee to pay the lessor up to 87% of the amount financed. The two synthetic lease facilities described above have covenant restrictions requiring maintaining certain interest rate coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.

The aggregate future minimum annual lease payments under leases in effect at year-end 2002 are as follows:

($000)	Operating Leases	Synthetic Leases	Total Leases

2003	$182,695	$3,173	$185,868
2004	168,380	3,482	171,862
2005	152,922	3,482	156,404
2006	136,035	1,816	137,851
2007	124,206	—	124,206
Thereafter	345,579	—	345,579

Total	$1,109,817	$11,953	$1,121,770

Total rent expense for all leases is as follows:

($000)	2002	2001	2000

Minimum rentals	$165,398	$143,896	$129,645

Note D: Taxes on Earnings

The provision for taxes consists of the following:

($000)	2002	2001	2000

Current
Federal	$95,843	$74,788	$74,880
State	15,946	12,123	12,537

	111,789	86,911	87,417

Defered
Federal	14,263	10,065	8,052
State	3,112	2,568	1,963

	17,375	12,633	10,015

Total	$129,164	$99,544	$97,432

In 2002, 2001 and 2000, the Company realized tax benefits of $16.6 million, $12.1 million and $4.8 million, respectively, related to stock options exercised and the vesting of restricted stock that were credited to additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

	2002	2001	2000

Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit)
and other, net	4%	4%	4%

	39%	39%	39%

The components of the net deferred tax liabilities at year-end are as follows:

($000)	2002	2001

Deferred Tax Assets
Deferred compensation	$19,075	$19,489
Deferred rent	6,502	6,276
Employee benefits	4,140	3,808
Accrued Liabilities	4,001	2,116
California franchise taxes	3,523	2,518
All other	9,135	3,730

	$46,376	$37,937

Deferred Tax Liabilities
Depreciation	(54,113)	(33,144)
Inventory	(12,384)	(8,279)
Supplies	(2,109)	(2,460)
Prepaid expenses	(960)	(732)
All other	(1,831)	(968)

	(71,397)	(45,583)

Net Deferred Tax Liabilities	$(25,021)	$(7,646)

Note E: Employee Benefit Plans

The Company has available to certain employees a profit sharing retirement plan. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. In January 2002, the Company increased its matching to 4% of the employee’s salary up to the plan limits. Prior to January 2002, the Company matched up to 3% of the employee’s salary up to plan limits. Company matching contributions to the retirement plan were $4.2 million, $3.0 million and $2.7 million in 2002, 2001 and 2000, respectively. The Company has in place an Incentive Compensation Plan, which provides cash awards to key management employees based on the Company's and the individual's performance. The Company makes available to management a Nonqualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) Plan. This plan does not qualify under Section 401(k) of the Internal Revenue Code. Other long-term assets and other long-term liabilities include $24.6 million and $23.5 million in 2002 and 2001, respectively, related to the Nonqualified Deferred Compensation Plan.

Note F: Stockholders' Equity

Preferred Stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock has been issued or outstanding during the past three years.

Common Stock. In January 2002, the Company’s Board of Directors approved a $300 million two-year stock repurchase program, under which $150 million of common stock was repurchased during 2002. In January 2000, the Company’s Board of Directors approved a $300 million two-year stock repurchase program, under which $131 million and $169 million of common stock was repurchased during 2001 and 2000, respectively. The January 2000 program was completed. The following table summarizes the Company’s stock repurchase activity:

Fiscal Year	Shares Repurchased (in millions)	Average Repurchase Price	$ Repurchased (in millions)

2002	3.8	$39.37	$150.0
2001	4.9	$26.43	$130.7
2000	10.1	$16.76	$169.3

Dividends. The Company’s Board of Directors declared dividends of $.0575 per common share in January 2003; $.0475 per common share in January, May, August and November 2002; and $.0425 per common share in January, May, August and November 2001.

1992 Stock Option Plan and 2000 Equity Incentive Plan. The Company's 1992 Stock Option Plan and 2000 Equity Incentive Plan allow for the granting of nonqualified stock options. Incentive stock options can also be granted under the 1992 Stock Option Plan. Stock options are to be granted at prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and normally vest over a period not exceeding four years from the date of grant. Options granted prior to March 2000 under the plans are exercisable upon grant, subject to the Company’s conditional right to repurchase unvested shares. Options granted since March 2000 are exercisable only as to vested shares.

Outside Directors Stock Option Plan. The Company’s Outside Directors Stock Option Plan provides for the automatic grant of stock options at pre-established times and for fixed numbers of shares to each non-employee director. Stock options are to be granted at exercise prices equal to the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and vest over a period not exceeding three years from the date of the grant.

A summary of the activity under the Company’s three option plans for 2002, 2001 and 2000 is presented below:

	Number of Shares (000)	Weighted Average Exercise Price

Outstanding at January 29, 2000	6,409	$15.32
Granted	2,214	$19.27
Exercised	(911)	$7.44
Forfeited	(405)	$20.77

Outstanding at February 3, 2001	7,307	$17.19
Granted	1,660	$21.59
Exercised	(2,598)	$15.23
Forfeited	(249)	$20.81

Outstanding at February 2, 2002	6,120	$19.07
Granted	1,425	$38.37
Exercised	(1,681)	$18.41
Forfeited	(215)	$24.60

Outstanding at February 1, 2003	5,649	$23.92

At year-end 2002, 2001 and 2000, there were 4.0 million, 5.2 million and 6.6 million shares, respectively, available for future issuance under these plans.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of February 1, 2003 (options in thousands):

			Options Outstanding			Options Exercisable

Exercise Price Range			Number of Shares	Remaining Life	Exercise Price	Number of Shares	Exercise Price

$2.75	to	$16.84	1,261	5.74	$13.59	706	$11.12
$16.94	to	$21.00	1,378	7.26	$19.94	598	$20.23
$21.06	to	$22.86	1,303	6.92	$22.00	911	$21.90
$22.94	to	$38.26	1,149	8.99	$34.64	158	$29.28
$38.30	to	$46.88	558	9.87	$39.49	13	$41.46

Totals			5,649	7.45	$23.92	2,386	$18.88

Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 2002, 2001 and 2000, employees purchased approximately 119,000, 194,000 and 195,000 shares, respectively, of the Company’s common stock under the plan at weighted average per-share prices of $28.16, $14.44 and $14.35, respectively. Through February 1, 2003, approximately 3,874,000 shares had been issued under this plan and 1,126,000 shares remained available for future issuance.

Restricted Stock Plan. The Company’s Restricted Stock Plan provides for stock awards to officers and certain key employees. All awards under the plan entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The market value of these shares at date of grant is amortized to expense ratably over the vesting period of generally two to five years. At year-end 2002, 2001 and 2000, the unamortized compensation expense was $26.9 million, $18.4 million and $18.4 million, respectively. A summary of restricted stock award activity follows:

Restricted Stock Plan (000)	2002	2001	2000

Shares available for grant beginning of year	2,596	3,182	3,930
Restricted shares granted	(543)	(629)	(778)
Restricted shares forfeited	2	43	30

Shares available for grant end of year	2,055	2,596	3,182

Weighted average market value per share
on grant date	$38.26	$20.02	$21.06

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

The Chairman Emeritus is also the Chairman Emeritus of The Gymboree Corporation, to which the Company paid $2.2 million and $1.1 million for children’s apparel purchases at fair market value in 2002 and 2001, respectively. No payments were made in 2000.

Note H: Provision for Litigation Expense and Other Legal Proceedings

The Company is party to various legal proceedings arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Note I: Quarterly Financial Data (Unaudited)

($000, except per share data)	13 Weeks Ended May 4, 2002	13 Weeks Ended August 3, 2002	13 Weeks Ended November 2, 2002	13 Weeks Ended February 1, 2003		52 Weeks Ended February 1, 2003

Sales	$819,611	$876,932	$870,196	$964,610		$3,531,349

Net earnings	47,669	49,688	45,078	58,743		201,178
Net earnings per diluted share	.59	.62	.57	.74		2.52
Dividends declared per share
on common stock	—	.0475	.0475	.1050	[1]	.2000

Closing stock price[3]
High	$40.82	$43.69	$44.81	$46.88		$46.88
Low	$33.60	$34.15	$32.76	$38.62		$32.76

($000, except per share data)	13 Weeks Ended May 5, 2001	13 Weeks Ended August 4, 2001	13 Weeks Ended November 3, 2001	13 Weeks Ended February 2, 2002		52 Weeks Ended February 2, 2002

Sales	$674,359	$724,591	$739,272	$848,374		$2,986,596

Net earnings	34,676	35,372	35,027	49,970		155,045
Net earnings per diluted share	.43	.44	.43	.62		1.91
Dividends declared per share
on common stock	—	.0425	.0425	.0900	[2]	.1750
Closing stock price[3]
High	$23.88	$25.20	$32.15	$36.33		$36.33
Low	$18.08	$21.11	$23.41	$27.65		$18.08

[1]	Includes $.0475 per share dividend declared November 2002 and $.0575 per share dividend declared in January 2003.
[2]	Includes $.0425 per share dividend declared November 2001 and $.0475 per share dividend declared in January 2002.
[3]	Ross Stores, Inc. common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market SM under the symbol ROST.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California

March 12, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated herein by reference to the sections entitled (i) “Executive Officers of the Registrant” at the end of Part I of this report; (ii) “Information Regarding Nominees and Incumbent Directors” of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 21, 2003 (the “Proxy Statement”); and (iii) “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled (i) “Compensation Committee Interlocks and Insider Participation”; (ii) “Compensation of Directors”; (iii) “Employment Contracts, Termination of Employment and Change in Control Arrangements”; and (iv) the following tables, and their footnotes: “Summary Compensation,” “Option Grants in Last Fiscal Year” and “Aggregated Option Exercises and Year-End Option Value.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of February 1, 2003.

(Shares in 000s)	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))

Equity compensation plans
approved by security holders	4,255	$22.86	4,722

Equity compensation plans not
approved by security holders[1]	1,394	$27.14	2,420

Total	5,649	$23.92	7,142

[1]	Represents shares reserved for options granted under the 2000 Equity Incentive Plan (the “Plan”), which was approved by the Company’s Board of Directors in March 2000. The Plan was adopted to facilitate the grant of options to a broader base of employees to provide additional incentives by allowing them to benefit directly from the Company’s growth, and financial success. Options to purchase an aggregate of 4.0 million shares were authorized for issuance under the Plan. Options are to be granted at prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and normally vest over a period not exceeding four years from the date of grant.

The remaining information required by this item is incorporated herein by reference to the section of the Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled (i) "Compensation of Directors" and (ii) "Certain Transactions."

ITEM 14. CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was conducted within 90 days of the filing date of this report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the existing disclosure controls and procedures are effective.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

	1.	List of Financial Statements. The following consolidated financial statements are included herein as Item 8:
Consolidated Statements of Earnings for the years ended February 1, 2003, February 2, 2002 and February 3, 2001.
Consolidated Balance Sheets at February 1, 2003 and February 2, 2002.
Consolidated Statements of Stockholders' Equity for the years ended February 1, 2003, February 2, 2002 and February 3, 2001.
Consolidated Statements of Cash Flows for the years ended February 1, 2003, February 2, 2002 and February 3, 2001.
Notes to Consolidated Financial Statements.
Independent Auditors' Report.
	2.	List of Financial Statement Schedules.
Schedules are omitted because they are not required, not applicable, or shown in the financial statements or notes thereto which are contained in this Report.

	3.	List of Exhibits (in accordance with Item 601 of Regulation S-K).
Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index which begins on page 44 of this Report.
(b)	Reports on Form 8-K.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSS STORES, INC.

(Registrant)

Date: April 23, 2003	By:	/s/ Michael Balmuth

Michael Balmuth
Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Balmuth	Vice Chairman and	April 23, 2003
Chief Executive Officer
Michael Balmuth

/s/ J. Call	Senior Vice President,	April 23, 2003
Chief Financial Officer,
John G. Call	Principal Accounting Officer
and Corporate Secretary

/s/ Norman A. Ferber	Chairman of the Board	April 23, 2003

Norman A. Ferber

/s/ K. Gunnar Bjorklund	Director	April 23, 2003

K. Gunnar Bjorklund

/s/ Michael J. Bush	Director	April 23, 2003

Michael J. Bush

/s/ Sharon Garrett	Director	April 23, 2003

Sharon Garrett

/s/ Stuart G. Moldaw	Chairman Emeritus	April 23, 2003
and Director
Stuart G. Moldaw

/s/ G. Orban	Director	April 23, 2003

George P. Orban

/s/ James C. Peters	Director, President and	April 23, 2003
Chief Operating Officer
James C. Peters

/s/ Donald H. Seiler	Director	April 23, 2003

Donald H. Seiler

CERTIFICATIONS

I, Michael Balmuth, certify that:

1. I have reviewed this annual report on Form 10-K of Ross Stores, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003	/s/ Michael Balmuth

Michael Balmuth
Vice Chairman and Chief Executive Officer

I, John G. Call, certify that:

1. I have reviewed this annual report on Form 10-K of Ross Stores, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003	/s/ J. Call

John G. Call
Senior Vice President, Chief Financial Officer,
Principal Accounting Officer and Corporate
Secretary

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Corrected First Restated Certificate of Incorporation of Ross Stores, Inc. (“Ross Stores”),
dated and filed with the Delaware Secretary of State on March 17, 1999, incorporated by ref-
erence to Exhibit 3.1 to the Form 10-K filed by Ross Stores for the year ended January 30,
1999.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the
Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Lease of Certain Property located in Fort Mill, South Carolina, incorporated by reference to the
Form 10-Q filed by Ross Stores for its quarter ended August 4, 2001.

10.2	Lease of Certain Property located in Perris, California, incorporated by reference to Exhibit
10.2 to the Form 10-K filed by Ross Stores for its year ended February 2, 2002.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.3 - 10.30)

10.3	Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.

10.4	Amendment to the Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan,
incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended August 4, 2001.

10.5	Ross Stores, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the
Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.

10.6	Fourth Amended and Restated Employee Stock Purchase Plan, incorporated by reference to
Exhibit 10.3 to the Form 10-Q filed by Ross Stores for the quarter ended July 29, 2000.

10.7	Fourth Amended and Restated Ross Stores, Inc. 1988 Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores for its fiscal year ended January
29, 2000.

10.8	Amended and Restated 1991 Outside Directors Stock Option Plan effective March 16, 2000, incorporated by reference to Exhibit 10.11 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.

10.9	Amended and Restated 1991 Outside Directors Stock Option Plan effective March 16, 2000, as amended through January 30, 2003.

10.10	Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.

10.11	Ross Stores Executive Dental Plan, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.

10.12	Third Amended and Restated Ross Stores Executive Supplemental Retirement Plan, incorpo-
rated by reference to Exhibit 10.14 to the Form 10-K filed by Ross Stores for the fiscal year ended January 29, 1994.

Exhibit
Number	Exhibit

10.13	Ross Stores Second Amended and Restated Non-Qualified Deferred Compensation Plan,
incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Ross Stores for its year ended January 30, 1999.

10.14	Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by refer-
ence to Exhibit 10.18 to the Form 10-K filed by Ross Stores for its year ended January 29,
2000.

10.15	Independent Contractor Consultancy Agreement effective February 1, 2000 between Norman
A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.41 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 2000.

10.16	Amendment to Independent Contractor Consultancy Agreement dated January 10, 2001 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores for the year ended February 3, 2001.

10.17	Amendment #2 to the Independent Contractor Consultancy Agreement dated January 7, 2002 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores for its year ended February 2, 2002.

10.18	Retirement Benefit Package Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, incorporated by reference to Exhibit 10.42 to the Form 10-Q filed by Ross
Stores for its quarter ended April 29, 2000.

10.19	Third Amendment to the Independent Contractor Consultancy Agreement effective February 1,
2003 between Norman A. Ferber and Ross Stores, Inc.

10.20	Employment Agreement between Ross Stores and Michael Balmuth, effective as of February 3,
1999, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores for its fiscal year ended January 30, 1999.

10.21	Amendment dated March 20, 2000 to Employment Agreement between Ross Stores and
Michael Balmuth effective as of February 3, 1999, incorporated by reference to Exhibit 10.27 to the Form 10-K filed by Ross Stores for its fiscal year ended February 3, 2001.

10.22	Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores,
Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended August 4, 2001.

10.23	Employment Agreement effective August 14, 2000 between James C. Peters and Ross Stores,
Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 2000.

10.24	First Amendment to the Employment Agreement effective November 1, 2001 between James
C. Peters and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended November 3, 2001.

10.25	Second Amendment to Employment Agreement between James C. Peters and Ross Stores,
Inc., effective September 20, 2002, incorporated by reference to Exhibit 10.29 to the Form 10-Q filed by Ross Stores for its quarter ended November 2, 2002.

Exhibit
Number	Exhibit

10.26	Executive Relocation Loan Agreement between James C. Peters and Ross Stores, Inc., incor-
porated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 2000.

10.27	Form of Employment Agreement between Ross Stores, Inc. and Senior Vice Presidents, incor-
porated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended
October 28, 2000.

10.28	Form of Indemnification Agreement between Ross Stores, Inc. and Executive Officers, incor-
porated by reference to Exhibit 10.27 to the Form 10-K filed by Ross Stores for its year ended
February 2, 2002.

10.29	Consulting Agreement between Ross Stores, Inc. and Stuart G. Moldaw, effective as of April 1,
1999 through March 31, 2002, incorporated by reference to Exhibit 10.36 to the Form 10-Q filed by Ross Stores for its quarter ended May 1, 1999.

10.30	Consulting Agreement between Ross Stores, Inc. and Stuart G. Moldaw, effective April 1, 2002, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 2002.

23	Independent Auditors’ Consent.

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.