Form 10-Q
period 2003-05-03
ROSS STORES INC
filed 2003-06-16
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-14678

ROSS STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1390387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8333 Central Avenue, Newark, California	94560-3433
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(510) 505-4400

Former name, former address and former fiscal year, if changed since last report.	N/A

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

The number of shares of Common Stock, with $.01 par value, outstanding on May 30, 2003 was 76,571,482.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
($000, except per share data, unaudited)	May 3, 2003	May 4, 2002

Sales	$879,284	$819,611

Costs and Expenses
Cost of goods sold, including related buying, distribution and occupancy costs	653,248	601,857
General, selling and administrative	145,139	139,255
Interest (income) expense, net	(70)	224
	798,317	741,336

Earnings before taxes	80,967	78,275
Provision for taxes on earnings	31,658	30,606
Net earnings	$49,309	$47,669

Earnings per share
Basic	$.64	$.60
Diluted	$.63	$.59

Weighted average shares outstanding (000)
Basic	77,052	78,865
Diluted	78,254	80,585

Stores open at end of period	530	470

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000)	May 3, 2003	February 1, 2003	May 4, 2002
	(Unaudited)	(Note A)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents (includes $10,000 of restricted cash as of May 3 and February 1, 2003)	$116,544	$150,649	$72,630
Accounts receivable	23,260	18,349	24,464
Merchandise inventory	756,002	716,518	674,033
Prepaid expenses and other	48,563	36,904	26,940
Total Current Assets	944,369	922,420	798,067

PROPERTY AND EQUIPMENT
Land and buildings	54,772	54,772	54,466
Fixtures and equipment	420,816	412,496	357,879
Leasehold improvements	233,295	232,388	211,856
Construction-in-progress	77,271	61,720	38,825
	786,154	761,376	663,026
Less accumulated depreciation and amortization	370,602	358,693	318,403
	415,552	402,683	344,623

Other long-term assets	39,833	36,242	38,984
TOTAL ASSETS	$1,399,754	$1,361,345	$1,181,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$396,230	$397,193	$362,315
Accrued expenses and other	123,559	114,586	106,282
Accrued payroll and benefits	71,846	99,115	67,369
Income taxes payable	30,580	15,790	30,568
Total Current Liabilities	622,215	626,684	566,534

Long-term debt	50,000	25,000	—
Deferred income taxes and other long-term liabilities	70,323	66,473	51,321

STOCKHOLDERS’ EQUITY
Common stock	767	775	786
Additional paid-in capital	342,919	341,041	300,244
Retained earnings	313,530	301,372	262,789
Total Stockholders’ Equity	657,216	643,188	563,819
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,399,754	$1,361,345	$1,181,674

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
($000 unaudited)	May 3, 2003	May 4, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$49,309	$47,669
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,614	15,943
Change in assets and liabilities:
Merchandise inventory	(39,484)	(50,643)
Other current assets, net	(16,570)	(154)
Accounts payable	3,493	51,536
Other current liabilities	(2,921)	33,211
Other	120	(3,050)
Net cash provided by operating activities	11,561	94,512

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(27,419)	(27,260)
Net cash used in investing activities	(27,419)	(27,260)

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	25,000	—
Issuance of common stock related to stock plans	1,879	10,841
Repurchase of common stock	(40,677)	(42,075)
Dividends paid	(4,449)	(3,739)
Net cash used in financing activities	(18,247)	(34,973)
Net (decrease) increase in cash and cash equivalents	(34,105)	32,279

Cash and cash equivalents:
Beginning of period	150,649	40,351
End of period	$116,544	$72,630

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 3, 2003 and May 4, 2002

(Unaudited)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 3, 2003 and May 4, 2002; the results of operations for the three months ended May 3, 2003 and May 4, 2002; and changes in cash flows for the three months ended May 3, 2003 and May 4, 2002.  The balance sheet at February 1, 2003, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 1, 2003.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

The results of operations for the three month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements as of May 3, 2003 and May 4, 2002, and for the three months then ended have been reviewed, prior to filing, by the registrant’s independent accountants whose report covering their review of the financial statements is included in this report on page 8.

Reclassifications.  Certain reclassifications have been made in the financial statements for the three months ended May 4, 2002 to conform to the current year presentation.  The Company reclassified buying and distribution costs that were previously included with “general, selling and administrative” expenses to “cost of goods sold.”  In addition, cost of goods sold also now includes occupancy costs as well as depreciation and amortization related to the Company’s stores, buying and distribution operations.  Included in general, selling and administrative expenses are costs related to store operating expenses as well as general and administrative expenses including related depreciation and occupancy costs.

Stock-Based Compensation.  The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because the Company grants stock option awards at fair market value, no compensation expense is recorded, except for any restructuring related expense for modifications of options.  Compensation expense for restricted stock awards is based on the market value of the shares awarded at the date of grant and is amortized on a straight-line basis over the vesting period.  The disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” are set forth below.

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended
($000, except per share data)		May 3, 2003	May 4, 2002
Stock-based employee compensation cost, net of related tax effects	As reported	$2,138	$1,777
	Pro forma	4,204	3,615

Net earnings	As reported	$49,309	$47,669
	Pro forma	47,243	45,831

Basic earnings per share	As reported	$.64	$.60
	Pro forma	.61	.58

Diluted earnings per share	As reported	$.63	$.59
	Pro forma	.61	.57

At May 3, 2003, the Company had five stock-based compensation plans. SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

Stock Options	May 3, 2003	May 4, 2002
Expected life from grant date (years)	3.1	3.0
Expected volatility	46.1%	47.5%
Risk-free interest rate	2.0%	3.7%
Dividend yield	.5%	.5%

The weighted average fair values per share of stock options granted for the three month periods ended May 3, 2003 and May 4, 2002, were $12.25 and $13.01, respectively.

B.  EARNINGS PER SHARE (EPS)

SFAS No. 128, “Earnings Per Share,” requires earnings per share to be computed and reported as both basic EPS and diluted EPS.  Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period.  Dilutive EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.  For the three months ended May 3, 2003 and May 4, 2002, there were approximately 1,580,000 and 195,000 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS
May 3, 2003
Shares	77,052	1,202	78,254
Amount	$.64	$(.01)	$.63

May 4, 2002
Shares	78,865	1,720	80,585
Amount	$.60	$(.01)	$.59

C.  RECENTLY ISSUED ACCOUNTING STANDARDS

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards.  These entities have been commonly referred to as “special purpose entities.”  The underlying principle behind FIN 46 is that if a business enterprise has the majority financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  FIN 46 explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.  The Company will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  For variable interest entities created before January 31, 2003, the Company will be required to consolidate all entities in which it was deemed to be the primary beneficiary beginning in the third quarter of 2003.

As of May 3, 2003, the Company was party to an agreement with a variable interest entity to finance and lease the Company’s new Perris, California distribution center, which is in construction and expected to be completed in the third quarter of 2003.  Under existing accounting guidance, neither the project assets nor related obligations are currently included in the Company’s balance sheets.  As the variable interest entity is currently structured, the Company would be considered the primary beneficiary under FIN 46 and would be required to consolidate the entity beginning in the third quarter of 2003.  FIN 46 requires that the Company consolidate the assets, liabilities, and non-controlling interests of the variable interest entities at their carrying amounts as if FIN 46 had been effective when the enterprise first met the conditions to be the primary beneficiary.  Based upon the project costs incurred through May 3, 2003, consolidation of the variable interest entities would result in an additional $45 million in property and related debt.  The Company may consider other financing structures for these projects in the future which may result in non-consolidation under FIN 46.  The Company does not anticipate the changes in accounting requirements to impact planned levels of financing or its credit ratings.

The Company was also a party to an $87 million synthetic lease facility for its South Carolina distribution center.  The Company believes that consolidation of this synthetic lease will not be required under FIN 46 because the lessor/owner of the distribution center is not a variable interest entity.  Further guidance or clarification related to FIN 46 may be issued by the FASB, Securities and Exchange Commission, or other authoritative bodies which could impact the accounting for this synthetic lease.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders of Ross Stores, Inc.

Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 3, 2003 and May 4, 2002, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ross Stores, Inc. as of February 1, 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
San Francisco, California

June 12, 2003

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection below entitled “Forward-Looking Statements and Factors Affecting Future Performance.”  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto in the Company’s 2002 Form 10-K.  All information is based on the Company’s fiscal calendar.

RESULTS OF OPERATIONS

	Three Months Ended
	May 3, 2003	May 4, 2002
SALES
Sales (millions)	$879	$820
Sales growth	7.3%	21.5%
Comparable store sales growth	(3)%	10%

COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying, distribution and occupancy costs	74.3%	73.4%
General, selling and administrative	16.5%	17.0%

EARNINGS BEFORE TAXES	9.2%	9.6%

NET EARNINGS	5.6%	5.8%

Certain reclassifications have been made in the financial statements for the three months ended May 4, 2002 to conform to the current year presentation.  The Company reclassified buying and distribution costs that were previously included with “general, selling and administrative” expenses to “cost of goods sold.”  In addition, cost of goods sold also now includes occupancy costs as well as depreciation and amortization related to the Company’s stores, buying and distribution operations.  Included in general, selling and administrative expenses are costs related to store operating expenses as well as general and administrative expenses including related depreciation and occupancy costs.

Stores.  Total stores open as of May 3, 2003 and May 4, 2002 were 530 and 470, respectively.

	May 3, 2003	May 4, 2002
Stores at the beginning of the period	507	452
Stores opened in the period	23	20
Stores closed in the period	—	(2)
Stores at the end of the period	530	470

Sales.  The 7% total sales increase for the three months ended May 3, 2003 over the prior year period reflects the opening of 23 new stores and the three months impact of the stores opened in 2002, partially offset by a 3% decrease in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months).  The 22% total sales increase for the three months ended May 4, 2002 over the prior year period reflects a 10% gain in comparable store sales, the opening of 18 net new stores, and the three months impact of the stores opened in 2001.

The Company’s sales mix for the three months ended May 3, 2003 and May 4, 2002 was as follows:

	May 3, 2003	May 4, 2002
Ladies’	35%	36%
Home accents and bed and bath	19%	18%
Men’s	17%	17%
Fine jewelry, accessories, lingerie and fragrances	11%	12%
Children’s	9%	9%
Shoes	9%	8%

Total	100%	100%

Management expects to address the competitive climate for apparel and for off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen the merchandise organization, diversifying the merchandise mix, and more fully developing the organization and systems to strengthen regional merchandise offerings.  Although the Company’s existing strategies and store expansion program contributed to sales and earnings gains for the three month period ended May 3, 2003, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

Cost of Goods Sold.  Cost of goods sold as a percentage of sales increased for the three months ended May 3, 2003, compared to the same period in the prior year primarily due to an approximately 60 basis points reduction in merchandise margins, which resulted from an improved mix of brand-name merchandise and the Company’s sharper pricing strategy as well as from slightly higher markdowns.  Buying and store occupancy costs as a percentage of sales increased by approximately 40 basis points from the same period in the prior year, which is largely attributable to reduced leverage from a 3% comparable store sales decrease.  Distribution costs as a percentage of sales decreased by approximately 15 basis points as a result of processing efficiencies.

There can be no assurance that the gross profit margins realized for the three months ended May 3, 2003 will continue in the future.

General, Selling and Administrative Expenses.  Total general, selling and administrative expenses (“GS&A”) were $145.1 million in 2003, a $5.9 million increase from 2002.  During 2003, GS&A as a percentage of sales decreased by 48 basis points due primarily to reduced incentive compensation costs, partially offset by an approximate 20 basis point increase in store payroll, benefit and operating costs due to reduced leverage from a 3% decrease in comparable store sales.

Taxes on Earnings.  The Company’s effective tax rate for the three months ended May 3, 2003 and May 4, 2002 was approximately 39%, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes.  During 2003, the Company expects its effective tax rate to remain at approximately 39%.

Net Earnings.  The slight decrease in net earnings as a percentage of sales for the three months ended May 3, 2003, compared to the same period in the prior year, is primarily due to the decrease in merchandise margins and the deleveraging of fixed costs from the 3% comparable store sales decrease, partially offset by a decrease in GS&A as a percentage of sales.  Diluted earnings per share increased by approximately 7% as a result of a 3% increase in net earnings and a reduction in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
($000)	May 3, 2003	May 4, 2002

Cash flows from Operating activities	$11,561	$94,512

Cash flows used in Investing activities	(27,419)	(27,260)

Cash flows used in Financing activities	(18,247)	(34,973)

Net (decrease) increase in cash and cash equivalents	$(34,105)	$32,279

Operating Activities

Net cash provided by operating activities was $11.6 million for the three months ended May 3, 2003, and $94.5 million for the three months ended May 4, 2002.  The primary source of cash from operations for the three months ended May 3, 2003 is related to net earnings excluding non-cash expenses for depreciation and amortization, partially offset by cash used to finance merchandise inventory and other current assets.  The primary source of cash from operations for the three months ended May 4, 2002 is related to net earnings excluding non-cash expenses for depreciation and amortization, and increases in accounts payable and other current liabilities, partially offset by cash used to finance merchandise inventory and other current assets.  Working capital was $322 million as of May 3, 2003, compared to $232 million as of May 4, 2002.  The Company had a current ratio of 1.5:1 and 1.4:1 as of May 3, 2003 and May 4, 2002, respectively.  The Company’s primary source of liquidity is the sale of its merchandise inventory.  Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through clearance markdowns.

Investing Activities

During the three month periods ended May 3, 2003 and May 4, 2002, the Company spent approximately $27 million for capital expenditures (net of leased equipment) that included fixtures and leasehold improvements to open new stores; relocate, remodel or expand existing stores;

update management information systems; and various other expenditures for existing stores, distribution centers and the central office.

Financing Activities

As of May 3, 2003 and May 4, 2002, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit.  Substantially all of the Company’s store sites, certain warehouses and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania. Short-term trade credit represents a significant source of financing for investments in merchandise inventory.  Trade credit arises from customary payment terms and trade practices with the Company’s vendors.  Management regularly reviews the adequacy of credit available to the Company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the Company.

The table below presents significant contractual payment obligations of the Company as of May 3, 2003:

($000) Contractual Obligations	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years	Total

Long-term debt	$—	$—	$50,000	$—	$50,000

Operating leases	182,961	328,157	270,496	392,613	1,174,227

Distribution Center Financings:

Synthetic leases	3,369	6,964	1,099	—	11,432

Other synthetic lease obligations	—	—	167,329	—	167,329

Total contractual obligations	$186,330	$335,121	$488,924	$392,613	$1,402,988

Long-Term  Debt.  In June 2002, the Company entered into a new $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center currently under construction.  The Company borrowed $25 million under this term loan in September 2002 and made the final draw of $25 million under this term loan in February 2003.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points), which resulted in an effective interest rate of 2.8% at May 3, 2003.  All amounts outstanding under the term loan will be due and payable in December 2006.  Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest rate coverage and leverage ratios.  As of May 3, 2003, $50 million was outstanding under this term loan.

Operating Leases.  Substantially all of the Company’s store sites, certain warehouses and buying offices are leased.  The Company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania.

Distribution Center Financings.  The Company leases a 1.3 million square foot distribution center in Fort Mill, South Carolina, which was completed in July 2002.  This center, including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.   Monthly rent expense is currently payable at 75 basis points over 30-day LIBOR.  At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the amount financed.  The Company’s potential estimated purchase obligation of $87.3 million is included in Other synthetic lease obligations in the table above.

In April 2002, construction began on another 1.3 million square foot distribution center, which is expected to be complete in the third quarter of 2003.  This new center is located in Perris, California approximately 70 miles southeast of Los Angeles, a desirable location for both sourcing and shipping of product.  Approximately 27% of the Company’s store base is in the southwest region of the country, and the majority of its west coast merchandise receipts originate in Southern California.  The Perris distribution center will feature the same warehouse management systems and technology installed in the new South Carolina center.  The Company believes the new Perris center should improve supply chain logistics and efficiencies, and result in higher distribution center productivity and improved freight costs.  As a result, the Company plans to transfer its primary west coast distribution capabilities from its current 19 year-old Newark distribution center to the new Perris center during the third quarter of 2003.

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

The two synthetic lease facilities described above as well as the Company’s long-term debt and revolving credit facility have covenant restrictions requiring maintaining certain interest rate coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards.  These entities have been commonly referred to as “special purpose entities.”  The underlying principle behind FIN 46 is that if a business enterprise has the majority financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  FIN 46 explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.  The Company will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003.  For variable interest entities created before January 31, 2003, the

Company will be required to consolidate all entities in which it was deemed to be the primary beneficiary beginning in the third quarter of 2003.

As of May 3, 2003, the Company was party to an agreement with a variable interest entity to finance and lease the Perris, California distribution center. Under existing accounting guidance, neither the project assets nor related obligations are currently included in the Company’s balance sheet.  As the variable interest entity is currently structured, the Company would be considered the primary beneficiary under FIN 46 and would be required to consolidate the entity beginning in the third quarter of 2003.  FIN 46 requires that the Company consolidate the assets, liabilities, and non-controlling interests of the variable interest entities at their carrying amounts as if FIN 46 had been effective when the enterprise first met the conditions to be the primary beneficiary.  Based upon the project costs incurred through May 3, 2003, consolidation of the variable interest entities would result in an additional $45 million in property and related debt as of May 3, 2003.  The Company expects to spend a total of approximately $80 million upon completion of the Perris distribution center, which would result in an $80 million increase in property and related debt and approximately $2.3 million of annual depreciation if the Company were to consolidate this variable interest entity.  The Company may consider other financing structures for these projects in the future which may result in non-consolidation under FIN 46.  The Company does not anticipate the changes in accounting requirements to impact planned levels of financing or its credit ratings.

The Company believes that consolidation of its $87 million synthetic lease facility for its South Carolina distribution center will not be required under FIN 46 because the lessor/owner of the distribution center is not a variable interest entity.  Further guidance or clarification related to FIN 46 may be issued by the FASB, Securities and Exchange Commission, or other authoritative bodies which could impact the accounting for this synthetic lease.

The table below presents significant commercial credit facilities available to the Company as of May 3, 2003:

($000) Commercial Credit Commitments	Amount of Commitment Expiration Per Period				Total Amount Committed
	Less than 1 Year	2 – 3 Years	4 – 5 Years	Over 5 Years

Revolving credit facility*	$—	$350,000	$—	$—	$350,000

Standby letters of credit, excluding those secured by the revolving credit facility	—	50,559	—	—	50,559

Total commercial commitments	$—	$400,559	$—	$—	$400,559

*            Contains a $75 million sublimit for issuances of letters of credit, $50 million of which is available as of May 3, 2003.

Revolving Credit Facility.  In August 2001, the Company entered into a  three-year, $350 million revolving credit facility with its banks, which contains a $75 million sublimit for issuances of letters of credit, replacing its prior $160 million bank credit agreement, $30 million letter of credit facility, and $35 million uncommitted bank line arrangement.  Interest is LIBOR-based plus an applicable margin (currently 87.5 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest rate coverage and leverage ratios.  As of May 3, 2003, the Company had no borrowings outstanding under this facility.

Standby Letters of Credit.  The Company had $75.6 million in standby letters of credit outstanding as of May 3, 2003.

Trade Letters of Credit.  The Company had $12.7 million in trade letters of credit outstanding as of May 3, 2003.

Dividends.  In May 2003, a quarterly cash dividend payment of $.0575 per common share was declared by the Company’s Board of Directors, payable on or about July 1, 2003.  In May 2002, the Board of Directors declared quarterly cash dividends of $.0475 per common share.

Stock Repurchase Program.  In January 2002, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $300 million over two years.  The Company repurchased a total of $150 million of common stock during 2002 under this program and expects to complete the remaining $150 million authorization in 2003. During the three months ended May 3, 2003, the Company repurchased approximately 1.1 million shares for an aggregate purchase price of approximately $40.7 million.

The Company estimates that cash flows from operations, existing bank credit lines and trade credit are adequate to meet operating cash needs, fund the planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

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

In addition, the Company’s corporate headquarters, one of its distribution centers and 34% of its stores are located in California.  Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the Company’s operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which primarily include changes in interest rates.  The Company does not engage in financial transactions for trading or speculative purposes.  Interest that is payable on the Company’s credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under the Company’s synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.  Lease payments on the Southern California distribution center will begin upon completion of construction.  As of May 3, 2003, the Company had $50 million of long-term debt outstanding which accrues interest at LIBOR plus 150 basis points.  The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material.  The Company does not currently use derivative financial instruments in its investment portfolio.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                        Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index that begins on page 20 of this Report.

(b)                       Reports on Form 8-K

The Company filed current reports on Form 8-K on May 8, 2003 and May 20, 2003, to reference and file as exhibits press releases issued to the public by the Company on May 8, 2003 and May 20, 2003, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ROSS STORES, INC.
Registrant

Date:	June 16, 2003	/s/ J. Call
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ Michael Balmuth
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ J. Call
John G. Call
Senior Vice President, Chief Financial Officer,
Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1

Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 2002.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	First Amendment to Employment Agreement between Ross Stores and Michael Balmuth effective as of January 30, 2003.

15	Letter re: Unaudited Interim Financial Information.

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.