Form 10-Q
period 2003-08-02
ROSS STORES INC
filed 2003-09-15
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock, with $.01 par value, outstanding on August 29, 2003 was 76,006,064.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
($000, except per share data, unaudited)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Sales	$965,610	$876,932	$1,844,894	$1,696,542

Costs and Expenses
Cost of goods sold, including related buying distribution and occupancy costs	724,206	656,577	1,377,454	1,258,434
Selling, general and administrative	151,832	138,582	296,971	277,837
Interest (income) expense, net	(61)	184	(131)	408
	875,977	795,343	1,674,294	1,536,679

Earnings before taxes	89,633	81,589	170,600	159,863
Provision for taxes on earnings	35,047	31,901	66,705	62,506
Net earnings	$54,586	$49,688	$103,895	$97,357

Earnings per share

Basic	$.72	$.63	$1.36	$1.24
Diluted	$.70	$.62	$1.33	$1.21

Weighted average shares outstanding (000)

Basic	76,270	78,434	76,662	78,650
Diluted	77,692	80,129	77,962	80,360

Stores open at end of period	553	487	553	487

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000)	August 2, 2003	February 1, 2003	August 3, 2002
	(Unaudited)	(Note A)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents (includes $10,000 of restricted cash as of August 2 and February 1, 2003)	$176,860	$150,649	$95,322
Accounts receivable	27,041	18,349	25,867
Merchandise inventory	815,495	716,518	713,454
Prepaid expenses and other	31,420	36,904	27,362
Total Current Assets	1,050,816	922,420	862,005

PROPERTY AND EQUIPMENT
Land and buildings	54,772	54,772	54,572
Fixtures and equipment	432,060	412,496	369,214
Leasehold improvements	239,713	232,388	216,092
Construction-in-progress	101,189	61,720	46,555
	827,734	761,376	686,433
Less accumulated depreciation and amortization	384,650	358,693	330,256
	443,084	402,683	356,177

Other long-term assets	50,327	36,242	37,626
TOTAL ASSETS	$1,544,227	$1,361,345	$1,255,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$467,126	$397,193	$398,339
Accrued expenses and other	146,501	114,586	115,026
Accrued payroll and benefits	83,707	99,115	80,222
Income taxes payable	40,199	15,790	30,095
Total Current Liabilities	737,533	626,684	623,682

Long-term debt	50,000	25,000	—
Deferred income taxes and other long-term liabilities	81,271	66,473	49,841

STOCKHOLDERS’ EQUITY
Common stock	761	775	780
Additional paid-in capital	350,397	341,041	307,252
Retained earnings	324,265	301,372	274,253
Total Stockholders’ Equity	675,423	643,188	582,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,544,227	$1,361,345	$1,255,808

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
($000 unaudited)	August 2, 2003	August 3, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$103,895	$97,357
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,733	31,950
Change in assets and liabilities:
Merchandise inventory	(98,977)	(90,064)
Other current assets, net	(3,208)	(1,979)
Accounts payable	74,389	87,560
Other current liabilities	42,560	59,499
Other	437	(5,988)
Net cash provided by operating activities	154,829	178,335

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(70,366)	(54,088)
Net cash used in investing activities	(70,366)	(54,088)

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	25,000	—
Issuance of common stock related to stock plans	9,193	17,619
Repurchase of common stock	(83,593)	(79,426)
Dividends paid	(8,852)	(7,469)
Net cash used in financing activities	(58,252)	(69,276)
Net increase in cash and cash equivalents	26,211	54,971

Cash and cash equivalents:
Beginning of period	150,649	40,351
End of period	$176,860	$95,322

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended August 2, 2003 and August 3, 2002
(Unaudited)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 2, 2003 and August 3, 2002; the results of operations for the three and six months ended August 2, 2003 and August 3, 2002; and changes in cash flows for the six months ended August 2, 2003 and August 3, 2002.  The balance sheet at February 1, 2003, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 1, 2003. Certain information and  disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

The results of operations for the three month and six month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements as of August 2, 2003 and August 3, 2002, and for the three and six months then ended have been reviewed, prior to filing, by the registrant’s independent accountants whose report covering their review of the financial statements is included in this report on page 9.

Reclassifications.  Certain reclassifications have been made in the income statements for the three and six months ended August 3, 2002 to conform to the current year presentation.  The Company reclassified buying and distribution costs that were previously included with “selling, general and administrative” expenses to “cost of goods sold.”  In addition, cost of goods sold also now includes occupancy costs as well as depreciation and amortization related to the Company’s  stores, buying and distribution operations. Included in selling, general and administrative expenses are costs related to store operating expenses as well as general and administrative expenses including related depreciation and occupancy costs.

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

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
($000, except per share data)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net earnings as reported	$54,586	$49,688	$103,895	$97,357

Add: Stock-based employee compensation expense included in reported net earnings, net of tax	2,207	1,877	4,345	3,654

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(4,227)	(3,694)	(8,423)	(7,310)

Net earnings – pro forma	$52,566	$47,871	$99,817	$93,701

Earnings per share:
Basic – as reported	$.72	$.63	$1.36	$1.24
Basic – pro forma	$.69	$.61	$1.30	$1.19

Diluted – as reported	$.70	$.62	$1.33	$1.21
Diluted – pro forma	$.68	$.60	$1.29	$1.17

At August 2, 2003, the Company had five stock-based compensation plans. SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
Stock Options	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Expected life from grant date (years)	2.9	3.3	3.1	3.1
Expected volatility	42.6%	47.3%	45.3%	47.4%
Risk-free interest rate	1.9%	3.0%	2.0%	3.6%
Dividend yield	0.5%	0.5%	0.5%	0.5%

The weighted average fair values per share of stock options granted for the three months ended August 2, 2003 and August 3, 2002, were $12.33 and $14.23, and for the six months ended August 2, 2003 and August 3, 2002, were $12.25 and $13.19, respectively.

B.  EARNINGS PER SHARE (EPS)

SFAS No. 128, “Earnings Per Share,” requires earnings per share to be computed and reported as both basic EPS and diluted EPS.  Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period.  Dilutive EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.  For the three months ended August 2, 2003 and August 3, 2002, there were approximately 75,827 and 33,957 shares; and for the six months ended August 2, 2003 and August 3, 2002, there were 170,263 and 24,867 shares that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Six Months Ended
	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

August 2, 2003
Shares	76,270	1,422	77,692	76,662	1,300	77,962
Amount	$.72	$(.02)	$.70	$1.36	$(.03)	$1.33

August 3, 2002
Shares	78,434	1,695	80,129	78,650	1,710	80,360
Amount	$.63	$(.01)	$.62	$1.24	$(.03)	$1.21

C.   LEASES

In July 2003, the Company refinanced its existing five-year operating lease commonly referred to as a synthetic lease, for its Southern California distribution center with a new ten-year synthetic lease facility that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of 5.8%.  At the end of the lease term, the Company must refinance the $70 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than the amount financed by the lessor, or $70 million, the Company has agreed under a residual value guarantee to pay the lessor up to 80% of the amount financed.

The Company also entered into an arrangement to lease certain equipment in its stores for its new point of sale system.  This lease is accounted for as an operating lease for financial reporting purposes. The initial term of this lease is two years and the Company has options to renew the lease for three one-year periods.  Alternatively, the Company may purchase or return the equipment at the end of the initial lease term or each renewal term. The Company has guaranteed the value of the equipment at the end of the initial lease term and each renewal period, if exercised, at amounts not to exceed 57%, 43%, 27% and 10%, respectively, of the equipment’s estimated initial fair market value of $23.5 million.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Southern California center and a residual value guarantee of $1.5 million for the point of sale lease which is being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other”, respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Deferred income taxes and other long-term liabilities”, respectively, in the accompanying condensed consolidated balance sheets.

Other debt and lease obligations of the Company are detailed in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

D.   RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards.  FIN 46 explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.

The Company believes that consolidation of its $87 million synthetic lease facility for its South Carolina distribution center and its $70 million synthetic lease facility for its Southern California distribution center are not required under FIN 46 because the lessors/owners of these distribution centers are not variable interest entities.  Further guidance or clarification related to FIN 46 may be issued by the FASB, Securities and Exchange Commission, or other authoritative bodies which could impact the accounting for these synthetic leases.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a significant impact on its operating results or financial position.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders of Ross Stores, Inc.

Newark, California

We have reviewed the accompanying condensed consolidated balance sheet of Ross Stores, Inc. and subsidiaries (the “Company”) as of August 2, 2003 and August 3, 2002, and the related condensed consolidated statements of earnings for the three-month and six-month periods then ended, and the related condensed consolidated statements of cash flows for the six-month period then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Ross Stores, Inc. and subsidiaries as of February 1, 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
San Francisco, California
September 9, 2003

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

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
SALES

Sales (millions)	$966	$877	$1,845	$1,697
Sales growth	10.1%	21.0%	8.7%	21.3%
Comparable store sales growth	0%	9%	(1)%	10%

COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying, distribution and occupancy costs	75.0%	74.9%	74.7%	74.2%
Selling, general and administrative	15.7%	15.8%	16.1%	16.4%

EARNINGS BEFORE TAXES	9.3%	9.3%	9.2%	9.4%

NET EARNINGS	5.7%	5.7%	5.6%	5.7%

Certain reclassifications have been made in the income statements for the three and six months ended August 3, 2002 to conform to the current year presentation.  The Company reclassified buying and distribution costs that were previously included with “selling, general and administrative” expenses to “cost of goods sold.”  In addition, cost of goods sold also now includes occupancy costs as well as depreciation and amortization related to the Company’s stores, buying and distribution operations.  Included in selling, general and administrative expenses are costs related to store operating expenses as well as general and administrative expenses including related depreciation and occupancy costs.

Stores.  Total stores open as of August 2, 2003 and August 3, 2002 were 553 and 487, respectively.

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Stores at the beginning of the period	530	470	507	452
Stores opened in the period	23	17	46	37
Stores closed in the period	—	—	—	(2)
Stores at the end of the period	553	487	553	487

Sales.  The 10% total sales increase for the three months ended August 2, 2003 over the prior year period reflects the opening of 23 new stores and the three months impact of the non-comparable stores opened in 2002 and 2003.  Sales from “comparable” stores (defined as stores that have been open for more than 14 complete months) were flat compared with the prior year period.  The 9% total sales increase for the six months ended August 2, 2003 over the prior year period reflects the opening of 46 new stores, and the six months impact of the non-comparable stores opened in 2002, partially offset by a 1% decrease in comparable store sales.

The Company’s sales mix for the three and six months ended August 2, 2003 and August 3, 2002 was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Ladies’	35%	34%	35%	35%
Home accents and bed and bath	19%	18%	19%	18%
Men’s	18%	19%	17%	18%
Fine jewelry, accessories, lingerie and fragrances	12%	12%	12%	12%
Children’s	8%	9%	9%	9%
Shoes	8%	8%	8%	8%

Total	100%	100%	100%	100%

Management expects to address the competitive climate for apparel and for off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen the merchandise organization, diversifying the merchandise mix, and more fully developing the organization and systems to strengthen regional merchandise offerings.  Although the Company’s existing strategies and store expansion program contributed to sales and earnings gains for the three and six month periods ended August 2, 2003, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

Cost of Goods Sold.  Cost of goods sold as a percentage of sales increased for the three months ended August 2, 2003, compared to the same period in the prior year primarily due to an approximately 10 basis points reduction in merchandise margins, which resulted from an improved mix of brand-name merchandise and the Company’s sharper pricing strategy as well as from slightly higher markdowns.  Store occupancy costs as a percentage of sales increased by approximately 40 basis points from the same period in the prior year, which is largely attributable to reduced leverage from flat comparable store sales.  Distribution costs as a percentage of sales decreased by approximately 40 basis points as a result of processing efficiencies.

Cost of goods sold as a percentage of sales increased for the six months ended August 2, 2003, compared to the same period in the prior year primarily due to an approximately 50 basis points reduction in merchandise margins, which resulted from an improved mix of brand-name merchandise and the Company’s sharper pricing strategy as well as from slightly higher markdowns.  Store occupancy costs as a percentage of sales increased by approximately 40 basis points from the same period in the prior year, which is largely attributable to reduced leverage from the 1% decline in comparable store sales.  Distribution costs as a percentage of sales decreased by approximately 30 basis points as a result of processing efficiencies.

There can be no assurance that the gross profit margins realized for the three and six months ended August 2, 2003 will continue in the future.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses (“SG&A”) for the three months ended August 2, 2003 were $151.8 million, a $13.2 million increase from 2002.  During the second quarter of 2003, SG&A as a percentage of sales decreased by about 10 basis points due primarily to lower benefit, incentive plan and advertising costs partially offset by the deleveraging effect on fixed costs of flat same store sales.

Total SG&A for the six months ended August 2, 2003 were $297.0 million, a $19.1 million increase from 2002.  During the first six months of 2003, SG&A as a percentage of sales decreased by approximately 30 basis points due primarily to lower benefit, incentive plan and advertising costs partially offset by the deleveraging effect on fixed costs from the 1% decline in same store sales.

Taxes on Earnings.  The Company’s effective tax rate for the three and six months ended August 2, 2003 and August 3, 2002 was approximately 39%, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes.  During 2003, the Company expects its effective tax rate to remain at approximately 39%.

Net Earnings.   Net earnings as a percentage of sales for the three months ended August 2, 2003, are flat compared to the same period in the prior year, primarily due to a slight decline in gross margin offset by a similar decline in SG&A as a percentage of sales.  The slight decrease in net earnings as a percentage of sales for the six months ended August 2, 2003 compared to the same period in the prior year is primarily due to the decrease in merchandise margins, partially offset by a decrease in SG&A as a percentage of sales.

Diluted Earnings.  Diluted earnings per share for the three months ended August 2, 2003 increased by approximately 13% as a result of a 10% increase in net earnings and a reduction in weighted average diluted shares outstanding which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.  Diluted earnings per share for the six months ended August 2, 2003 increased by approximately 10% as a result of a 7% increase in net earnings and a reduction in weighted average diluted shares outstanding which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
($000)	August 2, 2003	August 3, 2002

Cash flows from Operating activities	$154,829	$178,335

Cash flows used in Investing activities	(70,366)	(54,088)

Cash flows used in Financing activities	(58,252)	(69,276)

Net increase in cash and cash equivalents	$26,211	$54,971

Operating Activities

Net cash provided by operating activities was $154.8 million for the six months ended August 2, 2003, and $178.3 million for the six months ended August 3, 2002.  The primary source of cash from operations for the six months ended August 2, 2003 is related to net earnings plus non-cash expenses for depreciation and amortization, partially offset by cash used to finance merchandise inventory.  Working capital was $313 million as of August 2, 2003, compared to $238 million as of August 3, 2002. The Company’s primary source of liquidity is the sale of its merchandise inventory.  Management regularly reviews the age and condition of its merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through clearance markdowns.

Investing Activities

During the six month periods ended August 2, 2003 and August 3, 2002, the Company spent approximately $70 million and $54 million for capital expenditures (net of leased equipment) that included fixtures and leasehold improvements to open new stores; implement management information systems; implement materials handling equipment and related distribution center systems and various other expenditures for existing stores, and the merchant and corporate offices.

Financing Activities

As of August 2, 2003 and August 3, 2002, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit. Substantially all of the Company’s store sites, certain distribution centers and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution centers and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania.  Short-term trade credit represents a significant source of financing for investments in merchandise inventory.  Trade credit arises from customary payment terms and trade practices with the Company’s vendors.  Management regularly reviews the adequacy of credit available to the Company from all sources and has been able to maintain adequate lines to meet the capital and liquidity requirements of the Company.

The table below presents significant contractual payment obligations of the Company as of August 2, 2003:

($000) Contractual Obligations	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years	Total

Long-term debt	$—	$—	$50,000	$—	$50,000

Operating leases	184,782	333,522	276,983	413,430	1,208,717

Distribution Center Financings:

Synthetic leases	9,623	16,475	8,176	19,758	54,032

Other synthetic lease obligations	—	87,519	—	56,000	143,519

Total contractual obligations	$194,405	$437,516	$335,159	$489,188	$1,456,268

Long-Term  Debt.   In June 2002, the Company entered into a new $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center currently under construction.  The Company borrowed $25 million under this term loan in September 2002 and made the final draw of $25 million under this term loan in February 2003.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points), which resulted in an effective interest rate of 2.6% at August 2, 2003.  All amounts outstanding under the term loan will be due and payable in December 2006.  Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest rate coverage and leverage ratios.

Leases.  Substantially all of the Company’s store sites, buying offices and certain distribution centers are leased. The Company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania.

In July 2003, the Company entered into an arrangement to lease certain equipment in its stores for its new point of sale system.  This lease is accounted for as an operating lease for financial reporting purposes.  The initial term of this lease is two years and the Company has options to renew the lease for three one-year periods.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company has guaranteed the value of the equipment at the end of the initial lease term and each renewal period, if exercised, at amounts not to exceed 57%, 43%, 27% and 10%, respectively, of the equipment’s estimated initial fair market value of $23.5 million. The Company’s obligation under the residual value guarantee at the end of the original lease term of 57% of the equipment’s initial fair value, or $13.3 million, is included in Other synthetic lease obligations in the table above.

Distribution Center Financings.  The Company leases a 1.3 million square foot distribution center in Fort Mill, South Carolina, which was completed in July 2002.  This center, including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.   Monthly rent expense is

currently payable at 75 basis points over 30-day LIBOR.  At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the amount financed. The Company’s obligation under this residual value guarantee of $74.2 million is included in Other synthetic lease obligations in the table above.

In April 2002, construction began on a new 1.3 million square foot distribution center, which is expected to be operational in the third quarter of 2003.  This new center is located in Perris, California approximately 70 miles southeast of Los Angeles, a desirable location for both sourcing and shipping of product.  Approximately 27% of the Company’s store base is in the southwest region of the country, and the majority of its west coast merchandise receipts originate in Southern California.  This Southern California distribution center will feature the same warehouse management systems and technology installed in the South Carolina center.  The Company believes the new Southern California center should improve supply chain logistics and efficiencies, and result in higher distribution center productivity and improved freight costs.  As a result, the Company plans to transfer its primary west coast distribution capabilities from its current 19-year-old Newark distribution center to the new Southern California center during the third quarter of 2003.

In July 2003, the Company refinanced its existing five-year operating lease commonly referred to as a synthetic lease facility for its Southern California distribution center with a new ten-year synthetic lease facility that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of approximately 5.8%.  At the end of the lease term, the Company must refinance the $70 million synthetic lease facility, purchase the distribution center at cost, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than the amount financed by the lessor, or $70 million, the Company has agreed under a residual value guarantee to pay the lessor up to 80% of the amount financed. The Company’s contractual obligation of $56 million is included in Other synthetic lease obligations in the above table. The equipment and systems for the Southern California center were financed with the $50 million, five year senior unsecured term debt facility, which is included in Long-term debt in the table above.

The two synthetic lease facilities described above as well as the Company’s long-term debt and revolving credit facility have covenant restrictions requiring maintaining certain interest rate coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards.  FIN 46 explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.

The Company believes that consolidation of its $87 million synthetic lease facility for its South Carolina distribution center and its $70 million synthetic lease facility for its Southern California distribution center are not required under FIN 46 because the lessors/owners of these distribution centers are not variable interest entities.  Further guidance or clarification related to FIN 46 may be issued by the FASB, Securities and Exchange Commission, or other authoritative bodies which could impact the accounting for these synthetic leases.

The table below presents significant commercial credit facilities available to the Company as of August 2, 2003:

($000) Commercial Credit Commitments	Amount of Commitment Expiration Per Period				Total Amount Committed
	Less than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years

Revolving credit facility*	$—	$350,000	$—	$—	$350,000

Standby letters of credit, excluding those secured by the revolving credit facility	50,559	—	—	—	50,559

Total commercial commitments	$50,559	$350,000	$—	$—	$400,559

*  Contains a $75 million sublimit for issuances of letters of credit, $55 million of which is available as of August 2, 2003.

Revolving Credit Facility.  The Company has a  three-year, $350 million revolving credit facility with its banks, which contains a $75 million sublimit for issuances of letters of credit.  Interest is LIBOR-based plus an applicable margin (currently 87.5 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest rate coverage and leverage ratios.  As of August 2, 2003, the Company had no borrowings outstanding under this facility.

Standby Letters of Credit.  The Company had $70.9 million in standby letters of credit outstanding as of August 2, 2003.

Trade Letters of Credit.  The Company had $22.9 million in trade letters of credit as of August 2, 2003.

Dividends.    In May 2003, a quarterly cash dividend payment of $.0575 per common share was declared by the Company’s Board of Directors, and was paid on July 1, 2003.  At August 21, 2003, a quarterly cash dividend of $.0575 per common share was declared by the Company’s Board of Directors, payable on or about October 1, 2003.  Cash payments for dividends on the Company’s common stock totaled $8.9 million and $7.5 million for the six months ended August 2, 2003 and August 3, 2002, respectively.

Stock Repurchase Program.  In January 2002, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $300 million over two years.  The Company repurchased a total of $150 million of common stock during 2002 under this program and expects to complete the remaining $150 million authorization in 2003.  During the six months ended August 2, 2003, the Company repurchased approximately 2.1 million shares for an aggregate purchase price of approximately $83.6 million.

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

The forward-looking statements that are contained in this report are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from historical results or current expectations.  These factors include, without limitation, a general deterioration in economic trends, changes in geopolitical conditions, ongoing competitive pressures in the apparel industry, the Company’s ability to obtain acceptable store locations, the Company’s ability to continue to purchase attractive brand-name merchandise at desirable discounts, the Company’s ability to successfully open its distribution center in Southern California in a timely and cost-effective manner, the Company’s ability to successfully extend its geographic reach into new markets, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the Company’s ability to attract and retain personnel with the retail talent necessary to execute its strategies, the Company’s ability to implement and integrate various new systems and technologies, and greater than planned costs.  In addition, the Company’s corporate headquarters, one of its distribution centers and 33% of its stores are located in California.  Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the Company’s operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which primarily include changes in interest rates.  The Company does not engage in financial transactions for trading or speculative purposes.  Interest that is payable on the Company’s credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under the Company’s synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.  As of August 2, 2003, the Company had $50 million of long-term debt outstanding which accrues interest at LIBOR plus 150 basis points.  The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material.  The Company does not currently use derivative financial instruments in its investment portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

(a)        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the

Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our existing disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)        There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II – OTHER INFORMATION

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 21, 2003 (the “2003 Annual Meeting”).

At the Annual Meeting of Stockholders, the stockholders elected Michael Balmuth, K. Gunnar Bjorklund and Sharon D. Garrett as Class II directors to hold office for a three-year term and until their successors are elected and qualified. The nominees received the following votes:

2003 ANNUAL MEETING ELECTION RESULTS

PROPOSAL 1:  ELECTION OF DIRECTORS

DIRECTOR	IN FAVOR	WITHHELD	TERM EXPIRES

Michael Balmuth	67,051,041	741,060	2006
K. Gunnar Bjorklund	67,260,004	532,097	2006
Sharon D. Garrett	44,893,442	22,898,659	2006

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index that begins on page 20 of this Report.

(b)        Reports on Form 8-K

The Company filed current reports on Form 8-K on May 8, 2003, May 20, 2003, August 7, 2003 and August 20, 2003, to reference and file as exhibits press releases issued to the public by the Company on May 8, 2003, May 20, 2003, August 7, 2003 and August 20, 2003, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ROSS STORES, INC.
Registrant

Date:	September 12, 2003	/s/J. Call
John G. Call,
Senior Vice President,
Chief Financial Officer,
Principal Accounting Officer and
Corporate Secretary

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1

Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 2002.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Lease of certain Property located in Perris, California.

15	Letter re: Unaudited Interim Financial Information.

31.1

Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2

Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.