Form 10-Q
period 2003-11-01
ROSS STORES INC
filed 2003-12-12
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on November 28, 2003 was 75,607,680.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

SALES	$976,940	$870,196	$2,821,834	$2,566,738

COSTS AND EXPENSES
Cost of goods sold, including related buying distribution and occupancy costs	730,245	649,694	2,107,699	1,908,128
Selling, general and administrative	163,962	146,398	460,933	424,235
Interest (income) expense, net	(142)	85	(273)	493
Total costs and expenses	894,065	796,177	2,568,359	2,332,856

Earnings before taxes	82,875	74,019	253,475	233,882
Provision for taxes on earnings	32,404	28,941	99,109	91,448
Net earnings	$50,471	$45,078	$154,366	$142,434

EARNINGS PER SHARE

Basic	$.67	$.58	$2.02	$1.82
Diluted	$.65	$.57	$1.99	$1.78

WEIGHTED AVERAGE SHARES OUTSTANDING (000)

Basic	75,645	77,714	76,323	78,338
Diluted	77,238	79,203	77,740	79,974

Stores open at end of period	573	510	573	510

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000)	November 1, 2003	February 1, 2003	November 2, 2002
	(Unaudited)	(Note A)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents (includes $10,000 of restricted cash as of November 1, 2003 and February 1, 2003)	$117,717	$150,649	$101,490
Accounts receivable	26,310	18,349	29,238
Merchandise inventory	866,864	716,518	751,845
Prepaid expenses and other	31,034	36,904	46,198
Total Current Assets	1,041,925	922,420	928,771

PROPERTY AND EQUIPMENT
Land and buildings	54,772	54,772	54,580
Fixtures and equipment	457,408	412,496	402,291
Leasehold improvements	246,600	232,388	221,421
Construction-in-progress	107,769	61,720	41,524
	866,549	761,376	719,816
Less accumulated depreciation and amortization	399,752	358,693	343,073
Property and equipment, net	466,797	402,683	376,743

Other long-term assets	50,850	36,242	35,735
Total Assets	$1,559,572	$1,361,345	$1,341,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$448,029	$397,193	$404,880
Accrued expenses and other	150,192	114,586	123,833
Accrued payroll and benefits	99,834	99,115	107,669
Income taxes payable	37,785	15,790	39,265
Total Current Liabilities	735,840	626,684	675,647

Long-term debt	50,000	25,000	25,000
Other long-term liabilities	57,693	41,452	40,556
Deferred income taxes	25,021	25,021	7,646

STOCKHOLDERS’ EQUITY
Common stock	757	775	776
Additional paid-in capital	359,734	341,041	316,317
Retained earnings	330,527	301,372	275,307
Total Stockholders’ Equity	691,018	643,188	592,400
Total Liabilities and Stockholders’ Equity	$1,559,572	$1,361,345	$1,341,249

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
($000 unaudited)	November 1, 2003	November 2, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$154,366	$142,434
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,740	48,879
Change in assets and liabilities:
Merchandise inventory	(150,346)	(128,455)
Other current assets, net	(2,091)	(24,186)
Accounts payable	55,292	94,100
Other current liabilities	59,518	92,062
Other	1,222	6,659
Net cash provided by operating activities	172,701	231,493

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(109,261)	(88,012)
Net cash used in investing activities	(109,261)	(88,012)

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	25,000	25,000
Issuance of common stock related to stock plans	17,063	27,198
Repurchase of common stock	(125,214)	(123,376)
Dividends paid	(13,221)	(11,164)
Net cash used in financing activities	(96,372)	(82,342)
Net increase (decrease) in cash and cash equivalents	(32,932)	61,139

Cash and cash equivalents:
Beginning of period	150,649	40,351
End of period	$117,717	$101,490

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended November 1, 2003 and November 2, 2002

(Unaudited)

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at November 1, 2003 and November 2, 2002; the results of operations for the three and nine months ended November 1, 2003 and November 2, 2002; and changes in cash flows for the nine months ended November 1, 2003 and November 2, 2002.  The balance sheet at February 1, 2003, presented herein, has been derived from the audited financial statements of the Company for the fiscal year then ended.

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

The condensed consolidated financial statements as of November 1, 2003 and November 2, 2002, and for the three and nine months then ended have been reviewed, prior to filing, by the registrant’s independent accountants whose report covering their review of the financial statements is included in this report on page 10.

Reclassifications.  Certain reclassifications have been made in the income statements for the three and nine months ended November 2, 2002 to conform to the current year presentation.  The Company reclassified buying and distribution costs that were previously included with “selling, general and administrative” expenses to “cost of goods sold.”  In addition, cost of goods sold also now includes occupancy costs as well as depreciation and amortization related to the Company’s stores, buying and distribution operations. Included in selling, general and administrative expenses are costs related to store operating expenses as well as general and administrative expenses including related depreciation and occupancy costs.

Stock Split.  On November 19, 2003, subsequent to the end of the three and nine months ended November 1, 2003, the Company announced a two-for-one split of its common stock to be effected in the form of a 100 percent stock dividend to be paid on or about December 18, 2003 to stockholders of record as of December 2, 2003.  All share and per share information in this Form 10-Q is presented on a pre-split basis—none of the shares and per share information have been adjusted to reflect the two-for-one stock split.

Stock-Based Compensation.  The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because the Company grants stock option awards at fair market value, no compensation expense is recorded at issuance.  Compensation expense for restricted stock awards is based on the market value of the shares awarded at the date of grant and is amortized on a straight-line basis over the vesting period.  The disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” are set forth below.

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended
($000, except per share data)		November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net earnings	As reported	$50,471	$45,078	$154,366	$142,434

Add: Stock-based employee compensation expense included in reported net earnings, net of tax		1,975	1,889	6,321	5,543

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(4,071)	(3,972)	(12,865)	(11,642)

Net earnings	Pro forma	$48,375	$42,995	$147,822	$136,335

Basic earnings per share	As reported	$.67	$.58	$2.02	$1.82
	Pro forma	.64	.55	1.94	1.74

Diluted earnings per share	As reported	$.65	$.57	$1.99	$1.78
	Pro forma	.63	.55	1.91	1.71

At November 1, 2003, the Company had five stock-based compensation plans. SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Nine Months Ended
Stock Options	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Expected life from grant date (years)	2.8	3.5	3.0	3.3
Expected volatility	39.4%	50.0%	43.9%	48.5%
Risk-free interest rate	2.0%	2.3%	2.0%	3.1%
Dividend yield	0.5%	0.5%	0.5%	0.5%

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Expected life from grant date (years)	1.0	1.0	1.0	1.0
Expected volatility	31.7%	38.5%	31.7%	38.5%
Risk-free interest rate	1.4%	2.0%	1.4%	2.0%
Dividend yield	0.5%	0.5%	0.5%	0.5%

The weighted average fair values per share of stock options granted for the three months ended November 1, 2003 and November 2, 2002, were $12.86 and $14.18, and for the nine months ended November 1, 2003 and November 2, 2002, were $12.42 and $13.61, respectively.

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

For the three months ended November 1, 2003 and November 2, 2002, there were 14,989 and 93,052 shares; and for the nine months ended November 1, 2003 and November 2, 2002, there were 145,309 and 43,556 shares that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Nine Months Ended
	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

November 1, 2003
Shares	75,645	1,593	77,238	76,323	1,417	77,740
Amount	$.67	$(.02)	$.65	$2.02	$(.03)	$1.99

November 2, 2002
Shares	77,714	1,489	79,203	78,338	1,636	79,974
Amount	$.58	$(.01)	$.57	$1.82	$(.04)	$1.78

C.   LEASES

In July 2003, the Company refinanced its existing five-year operating lease, commonly referred to as a synthetic lease, for its Southern California distribution center with a new ten-year synthetic lease facility that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of 5.8% of the lease balance of $70 million.  At the end of the lease term, the Company must refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor the shortfall below $70 million not to exceed $56 million.

The Company also entered into an arrangement to lease certain equipment in its stores for its new point of sale system.  This lease is accounted for as an operating lease for financial reporting purposes. The initial term of this lease is two years and the Company has options to renew the lease for three one-year periods.  Alternatively, the Company may purchase or return the equipment at the end of the initial lease term or each renewal term. The Company has guaranteed the value of the equipment at the end of the initial lease term and each renewal period, if exercised, at amounts not to exceed 57%, 43%, 27% and 10%, respectively, of the equipment’s estimated initial fair market value of $24 million.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Southern California distribution center and $1.5 million for the point of sale lease.  These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other”, respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities”, respectively, in the accompanying condensed consolidated balance sheets.

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

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders of Ross Stores, Inc.

Newark, California

We have reviewed the accompanying condensed consolidated balance sheet of Ross Stores, Inc. and subsidiaries (the “Company”) as of November 1, 2003 and November 2, 2002, and the related condensed consolidated statements of earnings for the three-month and nine-month periods then ended, and the related condensed consolidated statements of cash flows for the nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

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
December 12, 2003

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

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
SALES
Sales (millions)	$977	$870	$2,822	$2,567
Sales growth	12.3%	17.7%	9.9%	20.0%
Comparable store sales growth	2%	7%	0%	9%

COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying, distribution and occupancy costs	74.7%	74.7%	74.7%	74.4%
Selling, general and administrative	16.8%	16.8%	16.3%	16.5%

EARNINGS BEFORE TAXES	8.5%	8.5%	9.0%	9.1%

NET EARNINGS	5.2%	5.2%	5.5%	5.5%

Certain reclassifications have been made in the income statements for the three and nine months ended November 2, 2002 to conform to the current year presentation.  The Company reclassified buying and distribution costs that were previously included with “selling, general and administrative” expenses to “cost of goods sold.”  In addition, cost of goods sold also now includes occupancy costs as well as depreciation and amortization related to the Company’s stores, buying and distribution operations.  Included in selling, general and administrative expenses are costs related to store operating expenses as well as general and administrative expenses including related depreciation and occupancy costs.

Stores.  Total stores open as of November 1, 2003 and November 2, 2002 were 573 and 510, respectively.

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Stores at the beginning of the period	553	487	507	452
Stores opened in the period	20	23	66	60
Stores closed in the period	—	—	—	(2)
Stores at the end of the period	573	510	573	510

Sales.  The 12% total sales increase for the three months ended November 1, 2003 over the prior year period reflects the opening of 20 new stores, a 2% increase over the prior year in “comparable” store sales (defined as stores that have been open for more than 14 complete months), and the three months impact of the non-comparable stores opened in 2002 and 2003.  The 10% total sales increase for the nine months ended November 1, 2003 over the prior year period reflects the opening of 66 new stores, “comparable” store sales that were flat compared with the prior year period, and the nine months impact of the non-comparable stores opened in 2002 and 2003.

The Company’s sales mix for the three and nine months ended November 1, 2003 and November 2, 2002 was as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Ladies’	35%	35%	35%	35%
Home accents and bed and bath	20%	18%	19%	18%
Men’s	16%	18%	17%	18%
Fine jewelry, accessories, lingerie and fragrances	11%	12%	12%	12%
Children’s	10%	10%	9%	9%
Shoes	8%	7%	8%	8%

Total	100%	100%	100%	100%

Management expects to address the competitive climate for apparel and off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen the merchandise organization, diversifying the merchandise mix, and more fully developing the organization and systems to strengthen regional merchandise offerings.  Although the Company’s existing strategies and store expansion program contributed to sales and earnings gains for the three and nine month periods ended November 1, 2003, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

Cost of Goods Sold.  Cost of goods sold as a percentage of sales for the three months ended November 1, 2003, were flat compared with the same period in the prior year.  Merchandise margins increased by approximately 10 basis points, and distribution and logistics costs decreased by approximately 10 basis points, compared to the same period in the prior year.  These increases in merchandise margins and decreases in distribution costs as a percentage of sales in the most recent quarter were more than offset by store occupancy costs, which increased by approximately 30 basis points as a percentage of sales compared to the same period in the prior year, largely due to reduced leverage resulting from the decrease in the rate of comparable store sales increase from the same period in the prior year.

Cost of goods sold as a percentage of sales increased from 74.4% to 74.7% for the nine months ended November 1, 2003, compared to the same period in the prior year.   Merchandise margins decreased by approximately 15 basis points, offset by lower distribution and logistics costs of approximately 15 basis points.  In addition, store occupancy costs increased by approximately 30 basis points largely attributable to reduced leverage resulting from the decrease in the rate of comparable store sales increase from the same period in the prior year.

There can be no assurance that the gross profit margins realized for the three and nine months ended November 1, 2003 will continue in the future.

Selling, General and Administrative Expenses.  For the three months ended November 1, 2003, Selling, general and administrative expenses (SG&A) as a percentage of sales decreased by approximately 5 basis points, due primarily to lower benefit and incentive plan costs compared to the prior year.  These expense reductions more than offset a slight increase in store expenses as a percentage of sales for the three months ended November 1, 2003.

For the nine months ended November 1, 2003, SG&A as a percentage of sales decreased by approximately 20 basis points due primarily to lower benefit and incentive plan costs compared to the prior year.  These expense improvements more than offset a slight increase in store expenses as a percentage of sales for the nine months ended November 1, 2003.

Taxes on Earnings.  The Company’s effective tax rate for the three and nine months ended November 1, 2003 and November 2, 2002 was approximately 39%, which represents the applicable federal and state statutory rates reduced by the federal benefit received for state taxes.  During 2003, the Company expects its effective tax rate to remain at approximately 39%.

Net Earnings.   Net earnings as a percentage of sales for the three and nine months ended November 1, 2003, were flat compared to the same period in the prior year.  A slight increase in cost of goods sold as a percentage of sales was partially offset by a decrease in SG&A as a percentage of sales.

Diluted Earnings.  Diluted earnings per share for the three months ended November 1, 2003 increased by approximately 14% as a result of a 12% increase in net earnings and a reduction in weighted average diluted shares outstanding which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.  Diluted earnings per share for the nine months ended November 1, 2003 increased by approximately 12% as a result of an 8% increase in net earnings and a reduction in weighted average diluted shares outstanding which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
($000)	November 1, 2003	November 2, 2002

Cash flows from Operating activities	$172,701	$231,493

Cash flows used in Investing activities	(109,261)	(88,012)

Cash flows used in Financing activities	(96,372)	(82,342)

Net increase (decrease) in cash and cash equivalents	$(32,932)	$61,139

Operating Activities

Net cash provided by operating activities was $172.7 million for the nine months ended November 1, 2003, and $231.5 million for the nine months ended November 2, 2002.  The primary source of cash from operations for the nine months ended November 1, 2003 was net earnings plus non-cash expenses for depreciation and amortization, partially offset by cash used to finance merchandise inventory.  Working capital (defined as current assets less current liabilities) was $306 million as of November 1, 2003, compared to $253 million as of November 2, 2002. The Company’s primary source of liquidity is the sale of its merchandise inventory.  Management regularly reviews the age and condition of its merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the nine month periods ended November 1, 2003 and November 2, 2002, the Company spent approximately $109 million and $88 million, respectively for capital expenditures (net of leased equipment) for fixtures and leasehold improvements to open new stores, implementation of management information systems, implementation of materials handling equipment and related distribution center systems and for various other expenditures related to existing stores, merchant and corporate offices.

Financing Activities

As of November 1, 2003 and November 2, 2002, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit. Substantially all of the Company’s store sites, certain distribution centers and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution centers and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania.

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

The table below presents significant contractual payment obligations of the Company as of November 1, 2003:

($000) Contractual Obligations	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years	Total

Long-term debt	$—	$—	$50,000	$—	$50,000

Operating leases	194,138	351,081	289,734	439,595	1,274,548

Distribution Center Financings:

Synthetic leases	9,611	16,458	8,176	19,759	54,004

Other synthetic lease obligations	—	87,519	—	56,000	143,519

Total contractual obligations	$203,749	$455,058	$347,910	$515,354	$1,522,071

Long-Term  Debt.   In June 2002, the Company entered into a new $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center.  The Company borrowed $25 million under this term loan in September 2002 and made the final draw of $25 million under this term loan in February 2003.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points), which resulted in an effective interest rate of 2.6% at November 1, 2003.  All amounts outstanding under the term loan will be due and payable in December 2006.  Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest rate coverage and leverage ratios.

Leases.  Substantially all of the Company’s store sites, buying offices and certain distribution centers are leased. The Company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania.

In July 2003, the Company entered into an arrangement to lease certain equipment in its stores for its new point of sale system.  This lease is accounted for as an operating lease for financial reporting purposes.  The initial term of this lease is two years and the Company has options to renew the lease for three one-year periods.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company has guaranteed the value of the equipment at the end of the initial lease term and each renewal period, if exercised, at amounts not to exceed 57%, 43%, 27% and 10%, respectively, of the equipment’s estimated initial fair market value of $24 million. The Company’s obligation under the residual value guarantee at the end of the original lease term of 57% of the equipment’s initial fair value, or $13.3 million, is included in “Other synthetic lease obligations” in the table above.

Distribution Center Financings.  The Company leases a 1.3 million square foot distribution center in Fort Mill, South Carolina, which was completed in July 2002.  This distribution center,

including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.   Monthly rent expense is currently payable at 75 basis points over 30-day LIBOR on the lease balance of $87.3 million.  At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the lease balance, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance. The Company’s obligation under this residual value guarantee of $74.2 million is included in Other synthetic lease obligations in the table above.

In April 2002, construction began on a new 1.3 million square foot distribution center, which opened in September 2003.  This new center is located in Perris, California approximately 70 miles southeast of Los Angeles.  The Company is currently transitioning production from its current 19-year-old Newark, California distribution center to the new Southern California center and expects to complete the transition in the fourth quarter of fiscal 2003.

In July 2003, the Company refinanced its existing five-year operating lease, commonly referred to as a synthetic lease, for its Southern California distribution center with a new ten-year synthetic lease facility that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million.  At the end of the lease term, the Company must refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor the shortfall below $70 million not to exceed $56 million. The Company’s contractual obligation of $56 million is included in “Other synthetic lease obligations” in the above table. The equipment and systems for the Southern California center were financed with a $50 million, five year senior unsecured term debt facility, which is included in “Long-term debt” in the table above.

The two synthetic lease facilities described above, as well as the Company’s long-term debt and revolving credit facility, have covenant restrictions requiring the Company to maintain certain interest rate coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.  As of November 1, 2003, the Company was in compliance with these covenants.

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

The table below presents significant commercial credit facilities available to the Company as of  November 1, 2003:

($000) Commercial Credit Available	Amount of Commitment Expiration Per Period				Total Amount Committed
	Less than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years

Revolving credit facility*	$350,000	$—	$—	$—	$350,000

Standby letters of credit, excluding those secured by the revolving credit facility	50,559	—	—	—	50,559

Total commercial commitments	$400,559	$—	$—	$—	$400,559

*  Contains a $75 million sublimit for issuances of letters of credit, $58 million of which is available as of  November 1, 2003.

Revolving Credit Facility.  The Company has a  three-year, $350 million revolving credit facility with its banks, which contains a $75 million sublimit for issuances of letters of credit.  Interest is LIBOR-based plus an applicable margin (currently 87.5 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest rate coverage and leverage ratios.  As of November 1, 2003, the Company had no borrowings outstanding under this facility.

Standby Letters of Credit.  The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability claims.  The Company had $67.3 million in standby letters of credit outstanding as of November 1, 2003.

Trade Letters of Credit.  The Company had $15.7 million in trade letters of credit as of November 1, 2003.

Dividends.    In May 2003, a quarterly cash dividend payment of $.0575 per common share was declared by the Company’s Board of Directors, and was paid on July 1, 2003.  In August 2003, a quarterly cash dividend of $.0575 per common share was declared by the Company’s Board of Directors, and was paid on October 1, 2003.  On November 19, 2003, a quarterly cash dividend of $.0575 per common share was declared by the Company’s Board of Directors, payable on or about January 2, 2004, to stockholders of record as of December 2, 2003.  Cash payments for dividends on the Company’s common stock totaled $13.2 million and $11.2 million for the nine months ended November 1, 2003 and November 2, 2002, respectively.

Stock Repurchase Program.  In January 2002, the Company announced that the Board of Directors authorized a stock repurchase program of up to $300 million over two years.  The Company repurchased a total of $150 million of common stock during 2002 under this program and expects to complete the remaining $150 million authorization in 2003.  During the nine months ended November 1, 2003, the Company repurchased approximately 3.0 million shares for an aggregate purchase price of approximately $125.2 million.

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

The forward-looking statements that are contained in this report are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from historical results or current expectations.  These factors include, without limitation, a general deterioration in economic trends, changes in geopolitical conditions, ongoing competitive pressures in the apparel industry, the Company’s ability to obtain acceptable store locations, the Company’s ability to continue to purchase attractive brand-name merchandise at desirable discounts, the Company’s ability to successfully transition and retrofit certain of its distribution centers in a timely and cost-effective manner, the Company’s ability to successfully extend its geographic reach into new markets, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the Company’s ability to attract and retain personnel with the retail talent necessary to execute its strategies, the Company’s ability to implement and integrate various new systems and technologies, and greater than planned costs.  In addition, the Company’s corporate headquarters, two of its distribution centers and 32% of its stores are located in California.  Therefore, a downturn in the California economy or a major natural disaster there could significantly affect the Company’s operating results and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which primarily include changes in interest rates.  The Company does not engage in financial transactions for trading or speculative purposes.

Interest that is payable on the Company’s revolving credit facilities and long-term debt is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under certain of the Company’s synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.  As of November 1, 2003, the Company had no borrowings outstanding under its revolving credit facilities and had $50 million of long-term debt outstanding which accrues interest at LIBOR plus 150 basis points.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted its consolidated financial position, results of operations, or cash flows for the nine months ended November 1, 2003.  The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material. The Company does not currently use derivative financial instruments in its investment portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s existing disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)           There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index that begins on page 21 of this Report.

(b)	Reports on Form 8-K

During the period that is the subject of this quarterly report, the Company furnished current reports on Form 8-K, to reference and include as exhibits press releases issued to the public by the Company, on the following dates:

	1.	August 7, 2003 – reporting under Item 12
	2.	August 20, 2003 – reporting under Item 12
	3.	September 4, 2003 – reporting under Item 5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ROSS STORES, INC.
Registrant

Date: December 12, 2003	/s/ J. Call
John G. Call,
Senior Vice President,
Chief Financial Officer,
Principal Accounting Officer and
Corporate Secretary

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1

Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 2002.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.31	Amendment to the 2002 Independent Contractor Consultancy Agreement between Ross Stores, Inc., and Stuart G. Moldaw, effective as of August 21, 2003.

15	Letter re: Unaudited Interim Financial Information.

31.1

Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2

Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.