Form 10-K
period 2004-01-31
ROSS STORES INC
filed 2004-04-15
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 3, 2003 was $3,349,529,593.  Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 22, 2004 was 150,627,439.

Documents incorporated by reference:
Portions of the Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders, which will be filed on or before April 15, 2004, are incorporated herein by reference into Part III.

PART I

ITEM 1.          BUSINESS

Ross Stores, Inc. (“Ross” or “the Company”) operates a chain of off-price retail apparel and home accessories stores, which target value-conscious men and women between the ages of 25 and 54, primarily in middle-income households.  The decisions of the Company, from merchandising, purchasing and pricing, to the location of its stores, are aimed at this customer base.  The Company offers brand-name and designer merchandise at low everyday prices, generally 20% to 60% below regular prices of most department and specialty stores.  The Company believes it derives a competitive advantage by offering a wide assortment of quality brand-name merchandise within each of its merchandise categories in an attractive and easy-to-shop environment.

Ross’ mission is to offer competitive values to its target customer by focusing on the following key strategic objectives:

•	Achieve an appropriate level of recognizable brands and labels at strong discounts throughout the store.
•	Meet customer needs on a more regional basis.
•	Deliver an in-store shopping experience that reflects the expectations of the off-price customer.
•	Manage real estate growth to increase market share in major markets.

The original Ross Stores, Inc. was incorporated in California in 1957.  In August 1982, the Company was purchased by some of its then and current directors and stockholders.  The six stores acquired were completely refurbished in the Company’s off-price format and stocked with new merchandise.  In June 1989, the Company reincorporated in the state of Delaware.

Merchandising, Purchasing and Pricing

Ross seeks to provide its customers with a wide assortment of first-quality, in-season, brand-name apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% from regular department and specialty store prices, as well as similar savings on fragrances, items for the home, bed and bath merchandise and accessories.  The Company sells recognizable branded merchandise that is current and fashionable in each category.  New merchandise typically is received from three to five times per week at the Company’s stores.  The Company’s buyers review their merchandise assortments on a weekly basis, enabling them to respond to selling trends and purchasing opportunities in the market. The Company’s merchandising strategy is reflected in its advertising, which emphasizes a strong value message -- Ross’ customers will find great savings every day on a broad assortment of brand-name merchandise.

Merchandising.  The Ross merchandising strategy incorporates a combination of off-price buying techniques to purchase advance-of-season, in-season, and past-season merchandise.  Management believes nationally recognized name brands sold at compelling discounts will continue to be an important determinant of its success.  Ross generally leaves the brand-name label on the merchandise it sells.

The Company has established a merchandise assortment that it believes is attractive to its target customer.  Although Ross offers fewer classifications of merchandise than most department stores, the Company generally offers a large selection of brand names within each classification with a wide assortment of vendors, labels, prices, colors, styles and fabrics within each size or item.  Over the past several years, the Company has diversified its merchandise offerings by adding new product categories such as maternity, small furniture or furniture accents, educational toys and games, luggage, gourmet food and cookware, sporting goods and, in select stores, fine jewelry.  Total sales by department in fiscal 2003 were approximately as follows:  Ladies 33%, Home Accents and Bed and Bath 21%, Men’s 17%, Fine Jewelry, Accessories, Lingerie and Fragrances 12%, Children’s 9% and Shoes 8%.

Purchasing.  The Company continues to expand its network of approximately 4,000 vendors and manufacturers and believes it has adequate sources of first-quality merchandise to meet its requirements.

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

Unlike most department and specialty stores, Ross does not typically require that manufacturers provide promotional and markdown allowances, return privileges, split shipments, drop shipments to stores or delayed deliveries of merchandise.  For most orders, only one delivery is made to one of the Company’s three distribution centers.  These flexible requirements further enable the Company’s buyers to obtain significant discounts on in-season purchases.

The vast majority of the merchandise that the Company offers in its stores is acquired through opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season.  These buys are referred to as “closeout” and “packaway” purchases.  Closeouts can be shipped to stores in-season allowing the Company to get in-season goods in its stores at lower prices.  Packaway merchandise is purchased with the intent that it will be stored in the Company’s warehouses until a later date, which may even be the beginning of the same selling season in the following year.  Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within the merchandise assortments.  Packaway merchandise is mainly fashion basics and, therefore, not usually affected by shifts in fashion trends.

In 2003, the Company continued its emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace.  Packaway accounted for approximately 43% of total inventories as of January 31, 2004, compared to 44% at the end of the prior year.  It is management’s belief that the strong discounts the Company is able to offer on packaway merchandise are a key driver of Ross’ business.

The Company utilizes analytical processes for regionalized merchandise buying and allocation.  The goal is to fine-tune the merchandise mix and raise gross profit margins and sales productivity, especially in markets that are performing below the Company average.  These analytical processes also provide the Company with the tools to help maximize new store productivity in new markets.  All merchandise departments are utilizing these analytical processes, with the exception of fine jewelry which is planned on a store specific basis.

Ross’ buying offices are located in New York City and Los Angeles, the nation’s two largest apparel markets.  These strategic locations allow the Company’s buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers.  These locations also enable the Company’s buyers to strengthen vendor relationships -- a key element in the success of its off-price buying strategies.

The Company’s buyers have an average of over 14 years of experience, including merchandising positions with other retailers such as Bloomingdale’s, Burlington Coat Factory, Dayton Hudson, Foot Locker, Kohl’s, Lechters, Lord & Taylor, Macy’s, Marshalls, Nordstrom, Robinsons/May, Sterns, T.J. Maxx and Value City.  In keeping with its strategy, since 1992 the Company’s merchandising staff has grown over four-fold.  Management believes that this increase enables its merchants to spend even more time in the market which, in turn, should strengthen the Company’s ability to procure the most desirable brands at competitive discounts.

These off-price buying strategies enable the Company to purchase merchandise at net prices that are lower than prices paid by department and specialty stores.

Pricing.  The Company’s policy is to sell brand-name merchandise priced 20% to 60% less than most department and specialty store regular prices.  The Ross pricing policy is reflected on the price tag displaying the Company’s selling price as well as the comparable selling price for that item in department and/or specialty stores.

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

The Ross Store

As of January 31, 2004, the Company operated 568 stores.  They are conveniently located in predominantly community and neighborhood strip shopping centers in heavily populated urban and suburban areas.  Where the size of the market permits, the Company clusters stores to maximize economies of scale in advertising, distribution and field management.

The Company believes a key element of its success is its organized, attractive, easy-to-shop in-store environment, which allows customers to shop at their own pace.  The Ross store is designed for customer convenience in its merchandise presentation, dressing rooms, checkout and merchandise return areas.  The Ross store’s sales area is based on a prototype single floor design with a racetrack aisle layout.  A customer can locate desired departments by signs displayed just below the ceiling of each department.  Ross encourages its customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere.  At most stores, shopping carts, baskets, and/or shopping bags are available at the entrance for customer convenience.  All cash registers are centrally located at store entrances for customer ease and efficient staffing.

During 2003, the Company installed new point-of-sale (“POS”) hardware and software systems in all stores.  This new technology minimizes transaction time for the customer at the checkout counter by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds.  In addition, the new POS systems allow the Company to accept PIN-based debit cards and sell electronic gift cards to customers. Ross provides cash or credit card refunds on all merchandise returned with a receipt within 30 days.  Approximately 48% of payments in 2003 and 46% of payments in 2002 were made with credit cards and debit cards.   Merchandise returns having a receipt older than 30 days are exchanged or credited with a Ross credit voucher at the price on the receipt.

Operating Costs

Consistent with the other aspects of its business strategy, Ross strives to keep operating costs as low as possible.  Among the factors which have enabled the Company to operate at low costs are:

•

Labor costs that generally are lower than full-price department and specialty stores due to (i) a store design that creates a self-service retail format and (ii) the utilization of labor saving technologies.

•	Economies of scale with respect to general and administrative costs as a result of centralized merchandising, marketing and purchasing decisions.

•	Model store layout criteria which facilitate conversion of existing buildings to the Ross format.

Distribution

The Company has a source-based distribution network with a total of three distribution processing facilities strategically located close to the source of inbound merchandise receipts.  There are two 1.3 million square foot distribution centers that the Company leases in Fort Mill, South Carolina, and Perris, California.  The Company owns a third 426,000 square foot distribution center located in Carlisle, Pennsylvania.  In addition, the Company leases two warehouses totaling about 485,000 square feet in Carlisle, Pennsylvania and 253,000 square feet in Fort Mill, South Carolina, and utilizes other third-party facilities as needed for storage of packaway inventory.

In the second half of 2003, the Company transitioned production from its 19-year-old Newark, California distribution center to the new Perris facility, which opened in September.  Perris is now the Company’s primary West Coast distribution center.  The Company is in the process of looking at alternative uses for the Newark facility and is obtaining independent, third-party market valuations of that facility.  See additional discussion in Management’s Discussion and Analysis.

The Company also utilizes third-party cross docks to distribute merchandise to stores on a regional basis.  Shipments are made by contract carriers to the stores from three to five times per week depending on location.  The Company believes that its three distribution centers can provide adequate processing capacity to support store growth at least through 2006.

Information Systems

During 2003, the Company continued to invest in new systems and technology to provide a platform for growth over the next several years.  Initiatives in 2003 and 2004 include the following:

•

Implementation of a new warehouse management system in the Perris, California distribution center as well as retrofitting of the existing Carlisle distribution center which is targeted for completion in the first quarter of 2004.

•

Continued development of new core merchandising systems, which, when fully implemented in 2004, are expected to provide more in-depth inventory and sales data and provide a foundation to support continued growth of the Company. This new information technology should enhance the Company’s ability to plan, buy and allocate merchandise more precisely, eventually including allocation by store, by color and by size.  These systems eventually are expected to also support regional markdown capability.

•

New POS and sales audit systems were implemented during 2003 to provide faster and more efficient transaction processing as well as extended multiple payment method capabilities.  This replaced the previous eight-year-old system.  New capabilities for the POS systems include the ability to handle both PIN-based debit cards and gift cards.

•

Implementation was completed in 2003 on a new store labor workload management system to provide an automated scheduling tool that more closely aligns staffing levels with customer demand utilizing sales history to schedule cashiers.

Advertising

The Company relies primarily on television advertising to communicate its value proposition -- brand-name merchandise at low everyday prices.  This strategy reflects the Company’s belief that television is the most efficient and cost-effective medium for communicating everyday savings on a wide selection of brand-name bargains for both the family and home.

Trademarks

The trademark for Ross Dress For Less® has been registered with the United States Patent and Trademark Office.

Employees

On January 31, 2004, the Company had approximately 26,600 employees, which includes an estimated 16,700 part-time employees.  Additionally, the Company hires temporary employees -- especially during the peak seasons.  The Company’s employees are non-union.  Management of the Company considers the relationship between the Company and its employees to be good.

Competition

The Company believes the principal competitive factors in the off-price retail apparel and home accessories industry are offering large discounts on brand-name merchandise and a well-balanced assortment appealing to its target customer and consistently providing a store environment that is convenient and easy-to-shop.  To execute this concept, the Company has strengthened its buying organization and developed a merchandise allocation system to distribute product based on regional factors, as well as other systems and procedures to maximize cost efficiencies and leverage expenses in an effort to mitigate competitive pressures on gross margin.  The Company believes that it is well positioned to compete on the basis of each of these factors.

Nevertheless, the national retail apparel market is highly fragmented and competitive.  Ross faces intense competition for business from department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources than Ross.  The Company also competes to some degree with any retailer that sells apparel and home accessories through catalogs or over the internet.  The retail apparel business may become even more competitive in the future.

dd’s DISCOUNTSSM

During 2003, the Company announced the development of dd’s DISCOUNTSSM, a new off-price concept targeted to serve the needs of lower income households, one of the fastest growing demographic markets in the country.  This new business will generally have similar merchandise departments and categories to those of Ross, but will feature a different mix of brands, consisting of mostly moderate and discount store labels at lower average price points.  The Company plans to open ten initial dd’s DISCOUNTSSM locations on the West Coast during the second half of 2004.  See additional discussion concerning dd’s DISCOUNTSSM in Management’s Discussion and Analysis.

Available Information

The internet address for the Company’s website is www.rossstores.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available free of charge on or through the Company’s website promptly after being electronically filed with the Securities and Exchange Commission.

ITEM 2.          PROPERTIES

Stores

From August 1982 to January 31, 2004, the Company expanded from six stores in California to 568 stores in 25 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Louisiana, Maryland, Montana, Nevada, New Jersey, New Mexico, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wyoming.  The Company also operates a store in Guam.  All stores are leased, with the exception of two locations.

During fiscal year 2003, the Company opened 66 new Ross Dress For Less stores and closed five existing locations.  The average new Ross store in 2003 was approximately 30,000 gross square feet, yielding about 24,300 square feet of selling space.  As of January 31, 2004, the Company’s 568 stores generally ranged in size from about 25,000 to 35,000 gross square feet and had an average of 29,400 gross square feet and 23,400 selling square feet.

During fiscal year 2003, no one store accounted for more than 1% of the Company’s sales.  The Company carries earthquake insurance to cover its risk on its corporate headquarters, distribution centers, buying offices, and all of its stores.

The Company’s real estate strategy is to open additional stores, in existing and new market areas, to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market.  Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market.  In fiscal 2003, the Company entered Louisiana and Tennessee, two new states, while also continuing to open stores in its existing markets.  In addition, management continues to consider opportunistic real estate acquisitions.

The following table summarizes the locations of the Company’s stores by state as of January 31, 2004 and February 1, 2003.

State	January 31, 2004	February 1, 2003

Alabama	3	2
Arizona	27	25
California	181	178
Colorado	20	16
Florida	69	62
Georgia	25	21
Guam	1	1
Hawaii	11	11
Idaho	4	4
Louisiana	5	0
Maryland	12	11
Montana	3	2
Nevada	12	11
New Jersey	6	5
New Mexico	5	5
North Carolina	10	8
Oklahoma	8	7
Oregon	16	14
Pennsylvania	13	11
South Carolina	9	3
Tennessee	3	0
Texas	82	73
Utah	7	5
Virginia	12	11
Washington	23	20
Wyoming	1	1

Total	568	507

Where possible, the Company has obtained sites in buildings requiring minimal alterations.  This has allowed Ross to establish stores in new locations in a relatively short period of time at reasonable costs in a given market.  To date, the Company has been able to secure leases in suitable locations for its stores.  At January 31, 2004, the majority of the Company’s stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each.  The average unexpired original lease term of its leased stores is five years, or 20 years if renewal options are included.  (See Note C of Notes to Consolidated Financial Statements.)

See additional discussion under “The Ross Store” paragraph in Item 1.

Distribution Centers

The Company operates two 1.3 million square foot distribution centers -- one in Fort Mill, South Carolina and the other in Perris, California.   The South Carolina facility opened in July 2002 and is financed under a synthetic lease through May 2006.  The Perris, California facility opened in September 2003 and is financed with a ten-year synthetic lease facility that expires in July 2013.  The Company also owns a 426,000 square foot distribution center located in Carlisle, Pennsylvania.  See additional discussion in Management’s Discussion and Analysis.

In addition, in November 2001 the Company entered into a nine-year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse in Carlisle, Pennsylvania.   In January 2004, the Company entered into a two-year lease with two one-year options for a 253,000 square foot warehouse in Fort Mill, South Carolina.  All three of these properties are used to store the Company’s packaway inventory.

In the second half of 2003, the Company transitioned production from its 19-year-old Newark, California distribution center to the new Perris, California facility.  Perris is now the Company’s primary West Coast distribution center.  The Company is in the process of looking at alternative uses for the Newark facility.  See additional discussion in Management’s Discussion and Analysis.

Corporate Headquarters

In January 2004, the Company commenced its lease on its new corporate headquarters, totaling 150,000 square feet, in Pleasanton, California. The lease has an initial term of 10.5 years with three five-year renewal options. The Company plans to occupy the space starting in the second quarter of 2004.

ITEM 3.          LEGAL PROCEEDINGS

The Company is a party to routine litigation incident to its business.  Management believes that none of these routine legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names and ages of all executive officers of the Company, indicating each person’s principal occupation or employment during at least the past five years.  The term of office is at the pleasure of the Board of Directors.

Name	Age	Position

Michael Balmuth	53	Vice Chairman and Chief Executive Officer
James C. Peters	42	President and Chief Operating Officer
Mark S. Askanas	43	General Counsel and Senior Vice President, Human Resources
John G. Call	45	Senior Vice President, Chief Financial Officer and Corporate Secretary
Gary L. Cribb	39	Senior Vice President, Store Operations
James S. Fassio	49	Senior Vice President, Property Development, Construction and Store Design
Barry S. Gluck	51	Senior Vice President and General Merchandise Manager
Irene Jamieson	53	Senior Vice President and General Merchandise Manager
Jeff Klingensmith	47	Senior Vice President, Logistics and Supply Chain
Barbara Levy	49	Senior Vice President and General Merchandise Manager
Carl Matteo	55	Senior Vice President and General Merchandise Manager
Michael B. O’Sullivan	40	Senior Vice President, Strategic Planning and Marketing
Barbara Rentler	46	Senior Vice President and Chief Merchandising Officer of dd’s DISCOUNTSSM
Richard White	46	Senior Vice President and Chief Information Officer

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

Mr. Peters joined the Company as President and Chief Operating Officer and a member of the Board of Directors in August 2000.   Prior to joining Ross, Mr. Peters served at Staples as President, U.S. Retail from March 1998 to July 2000 and as Executive Vice President of U.S. Stores from September 1997 to February 1998.  Prior to joining Staples, he was employed by Office Depot from August 1994, where he held various operating positions and last served as Vice President of Stores for Office Depot’s Western Division.

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

Mr. Gluck has served as Senior Vice President and General Merchandise Manager since August 1993.  He joined the Company in February 1989 as Vice President and Divisional Merchandise Manager.  Prior to joining Ross, Mr. Gluck served in several Senior Management positions with Today’s Man, Macy’s Atlanta and the Dayton Hudson Corporation.

Ms. Jamieson has served as Senior Vice President and General Merchandise Manager since January 1995.  From December 1992 to January 1995, she served as Vice President and Divisional Merchandise Manager.  Prior to joining Ross, Ms. Jamieson served as Vice President and Divisional Merchandising Manager of the Home Store for Lord & Taylor from September 1983 to December 1992.

Mr. Klingensmith joined Ross in August 2003 as Senior Vice President, Logistics and Supply Chain.  From August 1999 to August 2003, Mr. Klingensmith was the Vice President of Distribution Operations for Staples where he was responsible for distribution operations serving over 1,100 U.S. based stores.  Prior to joining Staples, Mr. Klingensmith held logistics and supply chain positions in The Marine Corps, Pillsbury, Pfizer and DIAGEO/UDV. He also served at PepsiCo International, where he oversaw the European, Middle Eastern and African Quality Control Operations.

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

Mr. Matteo has served as Senior Vice President and General Merchandise Manager since August 2003.  Mr. Matteo joined the Company in 1997 as Vice President and Divisional Merchandise Manager, Boys.  Prior to joining Ross, Mr. Matteo served as Senior Vice President and General Merchandise Manager at Frederick Atkins and  Macy’s.

Mr. O’Sullivan joined Ross in September 2003 as Senior Vice President, Strategic Planning and Marketing.  From 1991 to 2003, Mr. O’Sullivan was a partner with Bain & Company providing consulting advice to retail, consumer goods, financial services, and private equity clients.

Ms. Rentler has served as Senior Vice President and Chief Merchandising Officer of dd’s DISCOUNTSSM since January 2004.  She joined Ross in February 1986 and most recently served as Senior Vice President and General Merchandise Manager from February 2001 to January 2004.  Previously, she was Vice President and Group Divisional Merchandise Manager from March 1999 to February 2001.  Prior to that, she held various merchandising positions with the Company.

Mr. White has served as Senior Vice President and Chief Information Officer since July 2001.  From 1999 until joining Ross, he was President of Matthews, White & Company, which specializes in general management and strategy consulting to start-up companies as well as established enterprises.  Mr. White was the founder and Chief Executive Officer of Intrepid Systems from 1991 until 1998, when Intrepid was acquired by PeopleSoft. He served as Vice President of Business Development for Retail at PeopleSoft until 1999.  Before founding Intrepid Systems, Mr. White was the Chief Information Officer of Office Club for five years, after spending four years as a consultant for Deloitte & Touche LLP.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General Information.     See the information set forth under the caption “Quarterly Financial Data (Unaudited)” under Note I of Notes to Consolidated Financial Statements in Item 8 of this document, which is incorporated herein by reference.  The Company’s stock is traded on The NASDAQ Stock Market® under the symbol ROST.  There were 720 stockholders of record as of March 22, 2004 and the closing stock price on that date was $28.67 per share.

Cash Dividends.     In January 2004, a quarterly cash dividend payment of $.0425 per common share was declared by the Company’s Board of Directors, payable on or about April 1, 2004.  The Board of Directors declared quarterly cash dividends of $.0288 per common share in January, May, August and November 2003 and $.0238 per common share in January, May, August and November 2002.

ITEM 6.          SELECTED FINANCIAL DATA

($000, except per share data)	2003	2002	2001	2000[2]	1999

Operations
Sales	$3,920,583	$3,531,349	$2,986,596	$2,709,039	$2,468,638
Cost of goods sold, including related buying, distribution and occupancy costs	2,917,935	2,628,412	2,243,384	2,017,923	1,821,988
Percent of sales	74.4%	74.4%	75.1%	74.5%	73.8%
Selling, general and administrative	628,359	572,316	485,455	438,464	391,493
Percent of sales	16.0%	16.2%	16.3%	16.2%	15.9%
Interest expense (income), net	(262)	279	3,168	3,466	(322)
Provision for litigation expense[3]	—	—	—	—	9,000
Earnings before taxes	374,551	330,342	254,589	249,186	246,479
Percent of sales	9.6%	9.4%	8.5%	9.2%	10.0%
Provision for taxes on earnings	146,449	129,164	99,544	97,432	96,373
Net earnings	228,102	201,178	155,045	151,754	150,106
Percent of sales	5.8%	5.7%	5.2%	5.6%	6.1%
Basic earnings per share[1]	$1.50	$1.29	$.97	$.92	$.83
Diluted earnings per share[1]	$1.47	$1.26	$.95	$.91	$.82
Cash dividends declared per common share[1]	$.129	$.100	$.088	$.078	$.068

[1]	All per share information has been adjusted to reflect two-for-one stock splits effected in the form of a 100% stock dividend paid on December 18, 2003 and September 22, 1999.
[2]	Fiscal 2000 is a 53-week year; all other fiscal years are 52 weeks.
[3]	Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.03 per share, related to litigation.

SELECTED FINANCIAL DATA

($000, except per share data)	2003	2002	2001	2000[2]	1999

Financial Position
Merchandise inventory	$841,491	$716,518	$623,390	$559,565	$500,494
Property and equipment, net	484,199	402,683	331,550	301,665	273,164
Total assets	1,657,210	1,377,990	1,089,963	972,058	947,678
Return on average assets[3]	15%	16%	15%	16%	17%
Working capital	408,694	312,381	232,641	194,015	190,724
Current ratio	1.6:1	1.5:1	1.5:1	1.5:1	1.5:1
Long-term debt	50,000	25,000	—	30,000	—
Long-term debt as a percent of total capitalization	7%	4%	0%	6%	0%
Stockholders’ equity	755,419	643,188	544,455	467,547	473,431
Return on average stockholders’ equity[3]	33%	34%	31%	32%	33%
Book value per common share outstanding at year-end[1]	$5.00	$4.15	$3.45	$2.91	$2.67
Operating Statistics
Number of stores opened	66	60	45	34	34
Number of stores closed	5	5	2	3	5
Number of stores at year-end	568	507	452	409	378
Comparable store sales increase (52-week basis)	1%	7%	3%	1%	6%
Sales per square foot of selling space (52-week basis)[4]	$312	$316	$301	$298	$300
Square feet of selling space at year-end (000)	13,321	11,843	10,484	9,330	8,544
Number of employees at year-end	26,590	22,511	21,012	19,786	18,401
Number of common stockholders of record at year-end	726	767	775	812	827

[1]	All per share information has been adjusted to reflect two-for-one stock splits effected in the form of a 100% stock dividend paid on December 18, 2003 and September 22, 1999.
[2]	Fiscal 2000 is a 53-week year; all other fiscal years are 52 weeks.
[3]	Fiscal 1999 includes a non-recurring pre-tax charge of $9.0 million, or $.03 per share, related to litigation.
[4]	Based on average annual selling square footage.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is the second largest off-price apparel retail company in the United States, with 568 stores in 25 states and Guam at the end of fiscal 2003.  The Company’s primary strategy has been a continued focus on pursuing and refining its existing off-price business, and steadily expanding the number of stores and its geographic markets.  In establishing growth objectives for the business, the Company closely monitors market share trends for the off-price industry.  According to data from the NPD Group, which provides global sales and marketing information on the retail industry, the off-price share of total apparel sales in 2003 grew to 7.8% from 7.4% in 2002, reflecting the ongoing importance of value to consumers.  Full-priced department stores and mass merchandise retailers experienced a decline in apparel market share over the same period.  The Company’s strategies are designed to take advantage of these growth trends and continued customer demand for name-brand fashions for the family and the home at competitive everyday discounts.

In addition, the Company recently introduced a new off-price concept, dd’s DISCOUNTSSM, to target what it believes to be an underserved but fast-growing demographic -- lower income households.  The Company believes that ultimately the United States can support a total of 1,500 Ross locations and over 500 dd’s DISCOUNTSSM  stores – for an aggregate potential of over 2,000 locations.   Considering the significant expansion opportunities that remain in both existing and new markets, the Company plans to grow to over 1,000 stores by the end of fiscal 2008 and generate more than $7 billion annually in revenue by fiscal 2008.

The fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002 are referred to as 2003, 2002 and 2001, respectively.

Results of Operations

	2003	2002	2001

SALES
Sales (millions)	$3,921	$3,531	$2,987
Sales growth	11%	18%	10%
Comparable store sales growth	1%	7%	3%
COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying, distribution and occupancy costs	74.4%	74.4%	75.1%
Selling, general and administrative	16.0%	16.2%	16.3%
Interest	0.0%	0.0%	0.1%
EARNINGS BEFORE TAXES	9.6%	9.4%	8.5%

NET EARNINGS	5.8%	5.7%	5.2%

Stores.  Total stores open at the end of 2003, 2002 and 2001 were 568, 507 and 452, respectively.  The number of stores at the end of 2003, 2002 and 2001 increased by 12%, 12% and 11%, respectively.  The increased rate of growth in 2003 and 2002 compared to prior years reflected the Company’s entry into new markets.  The Company’s operating strategy is to open additional stores in new and existing geographic markets based on market penetration, the ability to reduce overhead expenses, local demographic characteristics, competition and population density. Management continually evaluates opportunistic real estate acquisitions and opportunities for potential new store locations. The Company also evaluates its current store locations and determines store closures based on similar criteria.

	2003	2002	2001

Stores at the beginning of the period	507	452	409
Stores opened in the period	66	60	45
Stores closed in the period	(5)	(5)	(2)

Stores at the end of the period	568	507	452

Selling square footage at the end of the period (000)	13,321	11,843	10,484

Sales.  The 11% total sales increase for 2003 reflects a 1% increase in sales from “comparable” stores (stores that have been open for more than 14 complete months), the opening of 61 net new stores in 2003, and the full year impact of stores opened in 2002. The 18% total sales increase for 2002 reflects a 7% increase in sales from comparable stores, the opening of 55 net new stores in 2002, and the full year impact of  stores opened in 2001.  The 10% total sales increase for 2001 reflects a 3% increase in sales from comparable stores, the opening of 43 net new stores in 2001, and the full year impact of 2000 store openings.

The Company’s sales mix as shown below reflects the growth in its home businesses, which was a key contributor to comparable store sales growth in 2003, 2002 and 2001:

	2003	2002	2001

Ladies	33%	34%	34%
Home accents and bed and bath	21%	19%	18%
Men’s	17%	18%	19%
Fine jewelry, accessories, lingerie and fragrances	12%	12%	12%
Children’s	9%	9%	10%
Shoes	8%	8%	7%

Total	100%	100%	100%

Management expects to address the competitive climate for apparel and home goods off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen its organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional merchandise offerings.  Although the Company’s existing strategies and store expansion program contributed to sales and earnings gains in 2003, 2002 and 2001, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

Cost of Goods Sold.  Cost of goods sold as a percentage of sales remained flat at 74.4% for both 2003 and 2002.  As a percentage of sales, merchandise margin in 2003 remained flat compared to 2002. Distribution and logistics costs decreased by approximately 25 basis points compared to the same period in the prior year primarily due to an approximate 15 basis point reduction in distribution costs and a 10 basis point reduction in freight costs. This decrease in distribution costs as a percentage of sales in 2003 was offset by a 25 basis point increase in store occupancy costs in 2003 compared to 2002, largely attributable to reduced leverage resulting from the slower rate of comparable store sales growth over the same period in the prior year.  Buying costs as a percentage of sales remained flat compared to 2002.

Cost of goods sold as a percentage of sales decreased from 75.1% in 2001 to 74.4% in 2002, which is largely attributable to improved leverage resulting from a 7% comparable store sales increase and distribution processing efficiencies.  As a percentage of sales, merchandise margin in 2002 increased by approximately 25 basis points compared to 2001.  Store occupancy and depreciation as a percentage of sales decreased by approximately 25 basis points.  Distribution and logistics costs as a percentage of sales in 2002 decreased by approximately 10 basis points compared to the same period in the prior year due to a 20 basis point reduction in distribution costs partially offset by a 10 basis point increase in freight costs.  Buying costs in 2002 decreased by approximately 10 basis points compared to 2001 primarily due to improved leverage resulting from the 7% comparable store sales increase.

There can be no assurance that the gross profit margins realized in 2003, 2002 and 2001 will continue in future years.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses (“SG&A”) were $628.4 million in 2003, a $56.1 million increase from 2002.  During 2003, SG&A as a percentage of sales declined approximately 20 basis points.  This decrease was primarily due to a 30 basis point decrease in benefit-related costs which were partially offset by a 10 basis point increase in depreciation costs.    Store operating costs as a percentage of sales remained flat in 2003 compared to 2002.

Total SG&A was $572.3 million in 2002, an $86.9 million increase from 2001.  During 2002, SG&A as a percentage of sales decreased slightly due primarily to higher leverage on store payroll, benefit costs and operating costs, partially offset by an increase in incentive compensation costs.  Store operating costs as a percentage of sales decreased by approximately 20 basis points from 2001, due primarily to improved leverage resulting from a 7% comparable store sales increase.  General and administrative costs as a percentage of sales grew by approximately 15 basis points in 2002 due mainly to an increase in incentive compensation costs, partially offset by improved leverage.

The largest component of SG&A is payroll.  The total number of employees, including both full and part-time, at January 31, 2004, February 1, 2003 and February 2, 2002 was approximately 26,600, 22,500 and 21,000, respectively.

Interest.  Interest expense and interest income as a percentage of sales in 2003 was relatively flat compared to the prior year. The table below reflects interest income and expense for 2003, 2002 and 2001:

($ millions)	2003	2002	2001

Interest expense	$1.4	$1.5	$4.5
Interest income	(1.7)	(1.2)	(1.3)

Total interest expense (income), net	$(.3)	$.3	$3.2

Taxes on Earnings.  The Company’s effective tax rate for 2003, 2002 and 2001 was approximately 39%, which represents the applicable Federal and State statutory rates reduced by the Federal benefit received for State taxes.  During 2004, the Company expects its effective tax rate to remain at approximately 39%.

Net Earnings.  The increase in net earnings as a percentage of sales in 2003 as compared to 2002 was primarily due to lower selling, general and administrative expenses as a percentage of sales.  The increase in net earnings as a percentage of sales in 2002 as compared to 2001 was primarily due to improved leverage realized from the increase in comparable store sales growth on store expenses and on buying, distribution, occupancy, and depreciation costs in 2002 when compared to 2001, combined with slightly higher merchandise margins, which was partially offset by higher incentive compensation costs.  Diluted earnings per share in 2003 increased by 17% to $1.47 from $1.26 in 2002.  This increase is attributable to an approximate 13% increase in net earnings and 3% reduction in weighted average diluted shares outstanding.

Financial Condition

Liquidity and Capital Resources.

The Company’s primary sources of funds for its business activities are cash flows from operations and short-term trade credit. The Company’s primary ongoing cash requirements are for seasonal and new store inventory purchases and capital expenditures in connection with new stores, relocations, and investments in information systems and infrastructure.   The Company also uses cash to repurchase stock under its stock repurchase program and to pay dividends.

($000)	2003	2002	2001

Cash flows from Operating activities	$315,306	$349,029	$254,964
Cash flows used in Investing activities	(146,529)	(133,166)	(86,002)
Cash flows used in Financing activities	(117,880)	(105,565)	(165,765)

Net increase in cash and cash equivalents	$50,897	$110,298	$3,197

Operating Activities

Net cash provided by operating activities was $315.3 million, $349.0 million and $255.0 million in 2003, 2002 and 2001, respectively.  The primary source of cash from operations in 2003, 2002 and 2001 was net earnings plus non-cash expenses for depreciation and amortization, partially offset by cash used to finance merchandise inventory.  The decrease in cash flows from operations in 2003 is primarily due to a reduction of accounts payable leverage (defined as accounts payable divided by merchandise inventory) from 55% at February 1, 2003 to 53% at January 31, 2004.  Working capital (defined as current assets less current liabilities) was $409 million at the end of 2003, compared to $312 million at the end of 2002, and $233 million at the end of 2001. The Company’s primary source of liquidity is the sale of its merchandise inventory.  Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

In 2003, 2002 and 2001, the Company spent approximately $146.5 million, $133.2 million and $86.0 million, respectively, for capital expenditures (net of leased equipment) for fixtures and leasehold improvements to open new stores, implement management information systems, implement materials handling equipment and related distribution center systems and various other expenditures related to existing stores, buying and corporate offices.  The Company opened 66, 60 and 45 new stores and relocated, remodeled or expanded 1, 1 and 14 stores in 2003, 2002 and 2001, respectively.

The Company is forecasting approximately $135 million in capital expenditures for fiscal 2004 to fund fixtures and leasehold improvements to open 70 net new Ross stores and the initial ten dd’s DISCOUNTSSM  stores.  In addition, these capital expenditures are expected to cover the relocation, or remodel of existing stores, and investments in store and merchandising systems, distribution center equipment and systems and various central office expenditures.  The Company expects to fund these expenditures out of cash flows from operations.

The Company’s cash flows for investing activities include capital expenditures for the last three years as set forth in the table below:

($ millions)	2003	2002	2001

New stores	$44.9	$37.7	$34.9
Store renovations and improvements	15.1	43.3	29.9
Information systems, distribution centers and corporate office	86.5	52.2	21.2

Total capital expenditures	$146.5	$133.2	$86.0

Financing Activities

During 2003, 2002 and 2001, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit.  Substantially all of the Company’s store sites, certain distribution centers and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its current corporate headquarters and distribution center in Newark, California, and its distribution center in Carlisle, Pennsylvania.

The Company repurchased 6.9 million and 7.6 million shares of common stock in fiscal year 2003 and 2002, respectively. The Company repurchased $150 million each year in 2003 and 2002 under the stock repurchase programs funded by cash flows from operations.  The Company repurchased 9.8 million shares of common stock for $131 million in fiscal year 2001.

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

The table below presents significant contractual payment obligations of the Company at January 31, 2004.

($000) Contractual Obligations	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years	Total

Long-term debt	$—	$50,000	$—	$—	$50,000
Operating leases	213,208	375,524	303,034	408,589	1,300,355
Other financings:
Synthetic leases	10,454	14,163	8,176	18,737	51,530
Other synthetic lease obligations	—	87,519	—	56,000	143,519
Purchase obligations	570,103	8,915	4,534	—	583,552

Total contractual obligations	$793,765	$536,121	$315,744	$483,326	$2,128,956

Long-Term  Debt.   In June 2002, the Company entered into a $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center.  The Company borrowed $25 million under this term loan in September 2002 and made the final draw of $25 million under this term loan in February 2003.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 2.7% at January 31, 2004.  All amounts outstanding under the term loan will be due and payable in December 2006.  Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.

Off-Balance Sheet Arrangements

Operating Leases.  Substantially all of the Company’s store sites, buying offices and certain distribution centers are leased.  The Company owns its distribution center and corporate headquarters in Newark, California, and its distribution center in Carlisle, Pennsylvania.

In July 2003, the Company entered into an arrangement to lease certain equipment in its stores for its new POS systems.  This lease is accounted for as an operating lease for financial reporting purposes.  The initial term of this lease is two years and the Company has options to renew the lease for three one-year periods.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company has guaranteed the value of the equipment at the end of the initial lease term and each renewal period, if exercised, at amounts not to exceed 57%, 43%, 27% and 10%, respectively, of the equipment’s estimated initial fair market value of $24 million. The Company’s obligation under the residual value guarantee at the end of the original lease term of 57% of the equipment’s initial fair value, or $13.3 million, is included in “Other synthetic lease obligations” in the table above.

In January 2004, the Company commenced its lease on its new corporate headquarters in Pleasanton, California. The lease has an initial term of 10.5 years with three five-year renewal options. The Company plans to occupy the space starting in the second quarter of 2004.

Other Financings.  The Company leases a 1.3 million square foot distribution center in Fort Mill, South Carolina, which was completed in July 2002.  This distribution center, including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.   Monthly rent expense is currently payable at 75 basis points over 30-day LIBOR on the lease balance of $87.3 million.  At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the lease balance, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance.  The Company’s obligation under this residual value guarantee of $74.2 million is included in “Other synthetic lease obligations” in the table above.

In July 2003, the Company refinanced its existing five-year operating lease, commonly referred to as a synthetic lease, for its Southern California distribution center with a new ten-year synthetic lease facility that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million.  At the end of the lease term, the Company must refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor the shortfall below $70 million not to exceed $56 million. The Company’s contractual obligation of $56 million is included in “Other synthetic lease obligations” in the above table. The equipment and systems for the Southern California center were financed with a $50 million, five-year senior unsecured term debt facility, which is included in “Long-term debt” in the table above.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Southern California distribution center and $1.5 million for the POS lease.  These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other,” respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets.

In addition, the Company leases two separate warehouse facilities in Carlisle, Pennsylvania with operating leases expiring through 2011.  In January 2004, the Company entered into a two-year lease with two one-year options for a warehouse facility in Fort Mill, South Carolina. These three leased facilities are being used primarily to store packaway merchandise.

The two synthetic lease facilities described above, as well as the Company’s long-term debt and revolving credit facility, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.  As of January 31, 2004, the Company was in compliance with these covenants.

In December 2003, the FASB issued the revised FIN No. 46(R),“Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards.  FIN No. 46(R) explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.

The Company was not required under FIN No. 46(R) to consolidate its $87 million synthetic lease facility for its South Carolina distribution center and its $70 million synthetic lease facility for its Southern California distribution center because the lessors/owners of these distribution centers are not variable interest entities.  See discussion under “New Accounting Pronouncements.”

Purchase Obligations.  As of January 31, 2004, the Company had purchase obligations of $583.6 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures, supplies, and information technology service and maintenance contracts.  Total merchandise inventory purchase orders of $555.4 million are all purchase obligations of less than one year.  In the course of working with the Company’s vendors, a portion of the amount shown as purchase obligations may be cancelable without penalty.

Commercial Credit Facilities

The table below presents significant commercial credit facilities available to the Company at January 31, 2004.

($000)	Amount of Commitment Expiration Per Period				Total Amount Committed

Commercial Credit Commitments	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years

Revolving credit facility[1]	$350,000	$—	$—	$—	$350,000
Standby letters of credit, excluding those issued under the revolving facility	50,600	—	—	—	50,600

Total commercial commitments	$400,600	$—	$—	$—	$400,600

[1]	Contains a $75 million sublimit for issuances of letters of credit, of which $16.8 million is outstanding and $58.2 million is available as of January 31, 2004.
For additional information relating to these credit facilities, refer to Note B of Notes to the Consolidated Financial Statements.

Revolving Credit Facility.  At January 31, 2004, the Company had a $350 million revolving credit facility with its banks, which contains a $75 million sublimit for issuances of letters of credit of which $58.2 million was available.  Interest is LIBOR-based plus an applicable margin (currently 87.5 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  As of January 31, 2004, the Company had no borrowings outstanding under this facility.  This existing revolving credit facility is scheduled to expire in August 2004.

In March 2004, the Company obtained a new five-year $600 million revolving credit facility with its banks, which contains a $200 million sublimit for issuances of letters of credit and expires in March 2009.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points).  All other terms of this agreement are substantially the same as the prior revolving credit agreement.

Standby Letters of Credit.  The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability claims.  The Company had $67.4 million and $74.3 million in standby letters of credit outstanding at January 31, 2004 and February 1, 2003, respectively.

Trade Letters of Credit.  The Company had $15.4 million and $14.3 million in trade letters of credit outstanding at January 31, 2004 and February 1, 2003, respectively.

Dividends.  In January 2004, a quarterly cash dividend payment of $.0425 per common share was declared by the Company’s Board of Directors, payable on or about April 1, 2004.  The Board of Directors declared quarterly cash dividends of $.0288 per common share in January, May, August and November 2003 and $.0238 per common share in January, May, August and November 2002.

Stock Repurchase Program.   On January 28, 2004, the Company’s Board of Directors approved a new two-year $350 million stock repurchase program for 2004 and 2005.  The Company repurchased a total of $150 million of common stock each year in 2003 and 2002.  The Company repurchased a total of $131 million of common stock during 2001 under a prior program.

The Company estimates that cash flows from operations, existing bank credit lines and trade credit are adequate to meet operating cash needs, fund its planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

New Accounting Pronouncements

In December 2003, the FASB issued the revised FIN No. 46(R), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards.  FIN No. 46(R) explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.

The Company was not required under FIN No. 46(R) to consolidate its $87 million synthetic lease facility for its South Carolina distribution center and its $70 million synthetic lease facility for its Southern California distribution center because the lessors/owners of these distribution centers are not variable interest entities.

In April 2003, the FASB issued Statement of Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 had no impact on the Company’s operating results or financial position.

Relocation of West Coast Distribution Center and Corporate Headquarters

In September 2003, the Company opened its new 1.3 million square foot distribution center in Perris, California.  During the third and fourth quarters of 2003, the Company transitioned its West Coast distribution operations from its Newark, California facility to the new Perris, California facility.  The Company continues to use the office space attached to the Newark facility as its corporate headquarters and plans to relocate its corporate headquarters to Pleasanton, California in July 2004.

The Company is currently evaluating ongoing uses for or the potential sale of its Newark, California headquarters and distribution center once the facility is fully vacated following the planned corporate office relocation.  The Company is in the process of looking at alternative uses for the facility and obtaining independent, third-party valuations of the Newark facility.  The Company expects to complete this evaluation process in the first half of 2004.  The commercial real estate market in the San Francisco Bay Area is currently depressed.  Depending on the Company’s decision as to future use or disposition of the Newark facility, a significant write-down to adjust the facility’s net book value, which is approximately $35 million, to its current fair market value may be required.

dd’s DISCOUNTSSM

During 2003, the Company announced the development of dd’s DISCOUNTSSM, a new off-price concept targeted to serve the needs of lower-income households, which it believes to be one of the fastest growing demographic markets in the country.  This new business will generally have similar merchandise departments and categories to that of Ross, but will feature a different mix of brands, consisting mostly of moderate and discount store labels at lower average price points.  The Company plans to open ten initial dd’s DISCOUNTSSM locations on the West Coast during the second half of 2004.  The dd’s DISCOUNTSSM store prototype is planned to be about 25,000 gross square feet located in established strip shopping centers in densely populated urban and suburban neighborhoods.  The dd’s DISCOUNTSSM and Ross merchant and store organizations will be separate and distinct; however, dd’s DISCOUNTSSM will share certain corporate and support services with Ross.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts.  The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that management believes to be reasonable.   The Company believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Inventory.  The Company’s merchandise inventory is stated at the lower of cost or market with cost determined on a weighted average cost method.  The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as “packaway” inventory.  Packaway inventory is purchased with the intent that it will be stored in the Company’s warehouses until a later date, which may even be the beginning of the same selling season in the following year.  Included in the carrying value of the Company’s inventory is a provision for shrinkage.  The shrinkage reserve is based on historical shrinkage rates as evaluated through the Company’s physical inventory counts and cycle counts.  If actual market conditions are less favorable than those projected by management, or if sales of the inventory are more difficult than anticipated, additional inventory write-downs may be required.

Long-lived Assets.  The Company records a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group.  In the course of performing this analysis, management determined that no long-lived asset impairment charge was required for years ended January 31, 2004, February 1, 2003 and February 2, 2002.  Should actual results differ materially from projected results, an impairment charge may be required in the future.

Self-Insurance.  The Company self insures certain of its workers’ compensation and general liability risks as well as certain of its health insurance plans. The Company’s self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported.  Should a greater amount of claims occur compared to what is estimated or the costs of medical care and state statutory requirements increase beyond what was anticipated, reserves recorded may not be sufficient and additional charges could be required.

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

Forward-Looking Statements and Factors Affecting Future Performance

This report includes certain forward-looking statements, which reflect the Company’s current beliefs and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. The words “expect,” “anticipate,” “estimate,” “believe,” “looking ahead,” “forecast,” “plan,”  “projected,” and similar expressions identify forward-looking statements.

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

The forward-looking statements that are contained in this report are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from historical results or current expectations.  These risk factors apply to both Ross and dd’s DISCOUNTSSM stores and include, without limitation, a general deterioration in economic trends, changes in geopolitical conditions, ongoing competitive pressures in the apparel industry, the Company’s ability to obtain acceptable store locations, the Company’s ability to continue to purchase attractive brand-name merchandise at desirable discounts, the Company’s ability to operate its distribution network at targeted levels of productivity, the Company’s ability to successfully extend its geographic reach into new markets, unseasonable weather trends, changes in the level of consumer spending on or preferences in apparel or home-related merchandise, the Company’s ability to attract and retain personnel with the retail talent necessary to execute its strategies, the Company’s ability to implement and integrate various new systems and technologies, and greater than planned costs.   In addition, the Company is evaluating whether it will incur a potential non-cash, non-recurring charge to write down the value of the Company’s Newark headquarters and distribution center to current fair market value. Additionally, the anticipated relaxation of trade restrictions with China in January 2005 may affect the Company’s buying strategies and price points.  In addition, the Company’s corporate headquarters, certain of its distribution centers and 32% of its stores are located in California.  Therefore, a downturn in the California economy or a major California natural disaster could significantly affect the Company’s operating results and financial condition.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which primarily include changes in interest rates.  The Company does not engage in financial transactions for trading or speculative purposes.

Interest that is payable on the Company’s revolving credit facilities and long-term debt is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under certain of the Company’s synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.  As of January 31, 2004, the Company had no borrowings outstanding under its revolving credit facilities and had $50 million of long-term debt outstanding which accrues interest at LIBOR plus 150 basis points.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted the Company’s consolidated financial position, results of operations, or cash flows as of and for the year ended January 31, 2004. The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material.  The Company does not currently use derivative financial instruments in its investment portfolio.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED STATEMENTS OF EARNINGS

($000, except per share data)	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002

SALES	$3,920,583	$3,531,349	$2,986,596
COSTS AND EXPENSES
Cost of goods sold, including related buying, distribution and occupancy costs	2,917,935	2,628,412	2,243,384
Selling, general and administrative	628,359	572,316	485,455
Interest expense (income), net	(262)	279	3,168

Total costs and expenses	3,546,032	3,201,007	2,732,007

Earnings before taxes	374,551	330,342	254,589
Provision for taxes on earnings	146,449	129,164	99,544

Net earnings	$228,102	$201,178	$155,045

EARNINGS PER SHARE[1]
Basic	$1.50	$1.29	$.97
Diluted	$1.47	$1.26	$.95
WEIGHTED AVERAGE SHARES OUTSTANDING (000)[1]
Basic	152,165	156,246	159,772
Diluted	155,151	159,492	162,420

The accompanying notes are an integral part of these consolidated financial statements.
[1]	All share information has been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.

CONSOLIDATED BALANCE SHEETS

($000, except share data)	January 31, 2004	February 1, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents (includes $10,000 of restricted cash)	$201,546	$150,649
Accounts receivable	25,292	18,349
Merchandise inventory	841,491	716,518
Prepaid expenses and other	29,467	36,904
Deferred income taxes	22,742	16,645

Total Current Assets	1,120,538	939,065
PROPERTY AND EQUIPMENT
Land and buildings	57,057	54,772
Fixtures and equipment	517,350	412,496
Leasehold improvements	254,968	232,388
Construction-in-progress	74,507	61,720

	903,882	761,376
Less accumulated depreciation and amortization	419,683	358,693

Property and equipment, net	484,199	402,683
Other long-term assets	52,473	36,242

Total Assets	$1,657,210	$1,377,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$448,044	$397,193
Accrued expenses and other	142,370	114,586
Accrued payroll and benefits	112,284	99,115
Income taxes payable	9,146	15,790

Total Current Liabilities	711,844	626,684
Long-term debt	50,000	25,000
Other long-term liabilities	60,238	41,452
Deferred income taxes	79,709	41,666

Total Liabilities	901,791	734,802
STOCKHOLDERS’ EQUITY [1]
Common stock, par value $.01 per share Authorized 300,000,000 shares Issued and outstanding 151,208,000 and 154,982,000 shares	1,512	1,550
Additional paid-in capital	383,629	340,266
Retained earnings	370,278	301,372

Total Stockholders’ Equity	755,419	643,188

Total Liabilities and Stockholders’ Equity	$1,657,210	$1,377,990

The accompanying notes are an integral part of these consolidated financial statements.
[1]	All outstanding and issued share information has been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(000)	Common Stock[1]		Additional Paid-In Capital[1]	Retained Earnings	Total

	Shares	Amount

BALANCE AT FEBRUARY 3, 2001	161,055	$1,611	$235,318	$230,618	$467,547
Common stock issued under stock plans	6,755	67	42,439	—	42,506
Tax benefit from equity issuance	—	—	12,075	—	12,075
Amortization of stock compensation	—	—	11,881	—	11,881
Common stock repurchased	(9,889)	(98)	(12,769)	(117,809)	(130,676)
Net earnings	—	—	—	155,045	155,045
Dividends declared	—	—	—	(13,923)	(13,923)

BALANCE AT FEBRUARY 2, 2002	157,921	$1,580	$288,944	$253,931	$544,455
Common stock issued under stock plans	4,681	46	34,233	—	34,279
Tax benefit from equity issuance	—	—	16,584	—	16,584
Amortization of stock compensation	—	—	12,241	—	12,241
Common stock repurchased	(7,620)	(76)	(11,736)	(138,185)	(149,997)
Net earnings	—	—	—	201,178	201,178
Dividends declared	—	—	—	(15,552)	(15,552)

BALANCE AT FEBRUARY 1, 2003	154,982	$1,550	$340,266	$301,372	$643,188
Common stock issued under stock plans, net of shares used for tax withholding	3,079	31	26,736	(2,072)	24,695
Tax benefit from equity issuance	—	—	15,089	—	15,089
Amortization of stock compensation	—	—	13,890	—	13,890
Common stock repurchased	(6,853)	(69)	(12,352)	(137,582)	(150,003)
Net earnings	—	—	—	228,102	228,102
Dividends declared	—	—	—	(19,542)	(19,542)

BALANCE AT JANUARY 31, 2004	151,208	$1,512	$383,629	$370,278	$755,419

The accompanying notes are an integral part of these consolidated financial statements.
[1]	All share information has been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000)	Year Ended January 31, 2004	Year Ended February 1, 2003	Year Ended February 2, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$228,102	$201,178	$155,045
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76,739	66,176	62,621
Deferred income taxes	31,946	17,375	12,633
Tax benefit from equity issuance	15,089	16,584	12,075
Change in assets and liabilities:
Merchandise inventory	(124,973)	(93,128)	(63,824)
Other current assets, net	494	(4,003)	(16,901)
Accounts payable	48,881	81,958	54,064
Other current liabilities	34,309	54,541	34,384
Other	4,719	8,348	4,867

Net cash provided by operating activities	315,306	349,029	254,964

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(146,529)	(133,166)	(86,002)

Net cash used in investing activities	(146,529)	(133,166)	(86,002)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments under lines of credit	—	—	(64,000)
Proceeds from long-term debt	25,000	25,000	—
Issuance of common stock related to stock plans, net	24,695	34,279	42,506
Repurchase of common stock	(150,003)	(149,997)	(130,676)
Dividends paid	(17,572)	(14,847)	(13,595)

Net cash used in financing activities	(117,880)	(105,565)	(165,765)

Net increase in cash and cash equivalents	50,897	110,298	3,197
Cash and cash equivalents:
Beginning of year	150,649	40,351	37,154

End of year	$201,546	$150,649	$40,351

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$825	$409	$3,332
Income taxes paid	$105,731	$91,874	$61,433

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Summary of Significant Accounting Policies

Business.  Ross Stores, Inc. (“Ross” or the “Company”) is an off-price retailer of first-quality, branded apparel, shoes and accessories for the entire family, as well as gift items, linens and other home-related merchandise.  At January 31, 2004, the Company operated 568 stores in 25 states and Guam, which are supported by three operating distribution centers.  The Company’s headquarters, one operating distribution center, one warehouse and 32% of its stores are located in California.

Basis of Presentation and Fiscal Year.  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated.  The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31.  The fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 are referred to as 2003, 2002 and 2001, respectively, and are 52 weeks.

Stock Dividend.  All share and per share information has been adjusted to reflect the effect of the Company’s two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.

Reclassifications.  Certain reclassifications have been made in the 2002 and 2001 financial statements to conform to the 2003 presentation.

Use of Accounting Estimates.  The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant accounting estimates include inventory, long-lived assets and the review of their impairment, and self-insurance reserves.

Purchase Obligations. As of January 31, 2004, the Company had purchase obligations of $583.6 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures, supplies, and information technology service and maintenance contracts.  Total merchandise inventory purchase orders of $555.4 million are all purchase obligations of less than one year.  In the course of working with the Company’s vendors, a portion of the amount shown as purchase obligations may be cancelable without penalty.

Cash and Cash Equivalents.  Cash and cash equivalents are highly liquid, fixed income instruments purchased with a maturity of three months or less.  Cash and cash equivalents included $10 million of restricted cash that is collateral for a standby letter of credit that guarantees future workers’ compensation and general liability obligations.

Merchandise Inventory.  Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value.  The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as “packaway” inventory.  Packaway inventory is purchased with the intent that it will be stored in the Company’s warehouses until a later date, which may even be the beginning of the same selling season in the following year.  Packaway inventory accounted for approximately 43% and 44% of total inventories as of January 31, 2004 and February 1, 2003, respectively.   The value of the Company’s inventory is reduced by reserves for shrinkage. The shrinkage reserve is based on historical shrinkage rates as evaluated through the Company’s physical inventory counts and cycle counts.

Cost of Goods Sold.  In addition to the product cost of merchandise sold, the Company includes its buying and distribution expenses as well as occupancy costs, and depreciation and amortization related to the Company’s retail stores, buying and distribution facilities in its cost of goods sold.  Buying expenses include costs to procure merchandise inventories.  Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise.

Property and Equipment.   Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property.  Depreciation and amortization expense on property and equipment was $62.3 million, $53.3 million and $49.9 million for the years ended 2003, 2002 and 2001, respectively.  The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less.  Computer hardware and software costs are included in fixtures and equipment and are amortized over their estimated useful life generally ranging from five to seven years.  Reviews for impairment are performed whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

The Company is currently evaluating ongoing uses for or the potential sale of its Newark, California headquarters and distribution center once the facility is fully vacated following the planned corporate office relocation to Pleasanton, California in July 2004.  The Company is in the process of looking at alternative uses for the facility and obtaining independent, third-party valuations of the Newark facility.  The Company expects to complete this evaluation process in the first half of 2004. The commercial real estate market in the San Francisco Bay Area is currently depressed.  Depending on the Company’s decision as to future use or disposition of the Newark facility, a significant write-down to adjust the facility’s net book value, which is approximately $35 million, to its current fair market value may be required.

Intangible Assets.  Intangible assets are principally comprised of lease rights, which are payments made to acquire store leases.  An impairment loss would be recognized if the undiscounted cash flow of an asset group was less than the carrying value of the asset group.  Lease rights are included in other long-term assets and are amortized over the remaining life of the lease.

Long-Lived Assets.  Long-lived assets and certain identifiable intangibles that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Based on the Company’s review as of January 31, 2004 and February 1, 2003, no adjustments were recognized to the carrying value of such assets.

Store Closures.   The Company continually reviews the operating performance of individual stores.  For stores that are to be closed, the Company records a liability for future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through sublease income or favorable lease terminations.  Beginning January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and accordingly any such liability is now recorded at the time the liability is incurred.  Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.

Accounts Payable.  Accounts payable represents amounts owed to third parties at the end of the period.  The Company included drafts outstanding in accounts payable of approximately $104.8 million and $61.3 million at January 31, 2004 and February 1, 2003, respectively.

Self-Insurance.  The Company is self-insured for workers’ compensation, general liability costs and certain health insurance plans.  The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  At the end of 2003 and 2002, the Company’s total self-insurance reserves were $66.9 million and $59.0 million, respectively.

Deferred Rent.  When a lease requires fixed escalations of the minimum lease payments, rental expense is recorded on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent.  At the end of 2003 and 2002, the balance of deferred rent was $17.6 million and $16.0 million, respectively, and is included in long-term liabilities.

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

Revenue Recognition.  The Company recognizes revenue at the point of sale, net of actual returns, and maintains a provision for estimated future returns.  Sales of gift certificates and gift cards are deferred until they are redeemed for the purchase of the Company’s merchandise.

Store Pre-Opening.  Store pre-opening costs are expensed in the period incurred.

Advertising.  Advertising costs are expensed in the period incurred.  Advertising expenses for the fiscal years ended 2003, 2002 and 2001 were $38.9 million, $37.5 million and $33.1 million, respectively.

Taxes on Earnings.  SFAS No. 109, “Accounting for Income Taxes,” requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates.

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

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

($000, except per share data)		2003	2002	2001

Net earnings	As reported	$228,102	$201,178	$155,045
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		8,459	7,455	7,235
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(18,694)	(15,534)	(13,250)

Net earnings	Pro forma	$217,867	$193,099	$149,030

Basic earnings per share	As reported	$1.50	$1.29	$.97
	Pro forma	$1.43	$1.24	$.94
Diluted earnings per share	As reported	$1.47	$1.26	$.95
	Pro forma	$1.41	$1.22	$.92

At January 31, 2004, the Company had five stock-based compensation plans, which are further described in Note F.  SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

Stock Options	2003	2002	2001

Expected life from grant date (years)	3.0	3.3	3.3
Expected volatility	42.6%	48.4%	53.9%
Risk-free interest rate	2.0%	2.8%	4.3%
Dividend yield	0.5%	0.5%	0.5%

Employee Stock Purchase Plan	2003	2002	2001

Expected life from grant date (years)	1.0	1.0	1.0
Expected volatility	30.0%	38.5%	45.3%
Risk-free interest rate	1.3%	2.0%	3.0%
Dividend yield	0.6%	0.5%	0.7%

The weighted average fair values per share of stock options granted during 2003, 2002 and 2001 were $6.53, $6.85, and $4.31, respectively.  The weighted average fair values of the 2003, 2002, and 2001 employee stock purchase awards were $5.81, $4.97 and $2.80 per share, respectively.

Earnings Per Share (“EPS”).  SFAS No. 128, “Earnings Per Share,” requires earnings per share to be computed and reported as both basic EPS and diluted EPS.  Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if common stock equivalents are converted into common stock.

In 2003, 2002 and 2001 there were 273,430, 111,202, and 108,902 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

2003
Shares	152,165	2,986	155,151
Amount	$1.50	$(.03)	$1.47
2002
Shares	156,246	3,246	159,492
Amount	$1.29	$(.03)	$1.26
2001
Shares	159,772	2,648	162,420
Amount	$.97	$(.02)	$.95

Segment Reporting.  The Company accounts for its operations as one operating segment.  The Company’s operations include only activities related to off-price retailing in stores throughout the United States and, therefore, comprise only one segment.

Comprehensive Income.  Comprehensive income equals net earnings for all periods presented.

Derivative Instruments and Hedging Activities.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value.  The Company did not hold or trade any derivative instruments in 2003, 2002 and 2001.

New Accounting Pronouncements.  In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards.  FIN No. 46(R) explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.

The Company was not required under FIN No. 46(R) to consolidate its $87 million synthetic lease facility for its South Carolina distribution center and its $70 million synthetic lease facility for its Southern California distribution center because the lessors/owners of these distribution centers are not variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively. The adoption of SFAS No. 149 had no impact on the Company’s operating results or financial position.

Note B:  Long-Term Debt

The Company had $50 million and $25 million of debt classified as long-term as of January 31, 2004 and February 1, 2003.  The weighted average interest rates on borrowings during 2003 and 2002 were 2.7% and 3.1%, respectively.

Bank Credit Facilities.  The Company has a $350 million revolving credit facility that expires in August 2004.  The facility contains a $75 million sublimit for issuances of letters of credit of which $16.8 million was outstanding and $58.2 million was available as of January 31, 2004.  Interest is LIBOR-based and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  As of January 31, 2004 and February 1, 2003, the Company had no borrowings outstanding under this revolving credit facility.

In March 2004, the Company obtained a new five-year $600 million revolving credit facility with its banks, which contains a $200 million sublimit for issuances of letters of credit.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points).  All other terms of this agreement are substantially the same as the prior revolving credit agreement.

Term Debt.  In June 2002, the Company entered into a $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center.  The Company borrowed $25 million under this term loan in September 2002 and made the final draw of $25 million under this term loan in February 2003.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 2.7% at January 31, 2004.  Interest costs incurred during the period the equipment and information systems are being developed for their intended use are capitalized.  All amounts outstanding under the term loan are due and payable in December 2006.  Borrowing under this term loan is subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.

Letters of Credit.  The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability claims.  The Company had $67.3 million and $74.3 million in standby letters of credit and $15.4 million and $14.3 million in trade letters of credit outstanding at January 31, 2004 and February 1, 2003, respectively.

Note C:  Leases

The Company leases substantially all of its store sites, selected computer and related equipment, and certain distribution center equipment under operating leases with original, non-cancelable terms that in general range from three to ten years, expiring through 2015.  Store leases typically contain provisions for three to four renewal options of five years each.  Most store leases also provide for minimum annual rentals and for payment of certain expenses.  In addition, some store leases also have provisions for additional rent based on a percentage of sales.

In July 2003, the Company entered into an arrangement to lease certain equipment in its stores for its new point-of-sales systems.  This lease is accounted for as an operating lease for financial reporting purposes.  The initial term of this lease is two years and the Company has options to renew the lease for three one-year periods.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company has guaranteed the value of the equipment at the end of the initial lease term and each renewal period, if exercised, at amounts not to exceed 57%, 43%, 27% and 10%, respectively, of the equipment’s estimated initial fair market value of $24 million. The Company’s obligation under the residual value guarantee at the end of the original lease term is $13.3 million.

The Company also leases a 1.3 million square foot distribution center in Fort Mill, South Carolina, which was completed in July 2002.  This distribution center, including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.   Monthly rent expense is currently payable at 75 basis points over 30-day LIBOR on the lease balance of $87.3 million.  At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the lease balance, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance.  The Company’s obligation under this residual value guarantee is $74.2 million.

In September 2003, the Company opened its new Southern California distribution center in Perris, California and completed the transition of production from its Newark, California facility to the new Southern California center in the third and fourth quarters of fiscal 2003. In July 2003, the Company refinanced its original five-year operating lease for its Southern California distribution center with a new ten-year synthetic lease facility that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million.  At the end of the lease term, the Company must refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor the shortfall below $70 million not to exceed $56 million. The Company’s obligation under this residual value guarantee is $56 million.

In accordance with FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recognized a liability and corresponding asset for the fair value of the residual value guarantees in the amount of $8.3 million for the Southern California distribution center and $1.5 million for the POS lease.  These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other,” respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets.

In addition, the Company leases two separate warehouse facilities in Carlisle, Pennsylvania with operating leases expiring through 2011.  In January 2004, the Company entered into a two-year lease with two one-year options for a warehouse facility in Fort Mill, South Carolina. These three leased facilities are being used primarily to store packaway merchandise.

The two synthetic lease facilities described above, as well as the Company’s long-term debt and revolving credit facility, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.

In January 2004, the Company commenced its lease on its new corporate headquarters in Pleasanton, California.  The lease has an initial term of 10.5 years with three five-year renewal options. The Company plans to occupy the space starting in the second quarter of 2004.

The aggregate future minimum annual lease payments under leases in effect at January 31, 2004 are as follows:

($000)	Operating Leases	Synthetic Leases	Total Leases

2004	$213,208	$10,454	$223,662
2005	200,354	9,563	209,917
2006	175,170	4,600	179,770
2007	160,318	4,088	164,406
2008	142,716	4,088	146,804
Thereafter	408,589	18,737	427,326

Total	$1,300,355	$51,530	$1,351,885

Total rent expense for all leases is as follows:

($000)	2003	2002	2001

Minimum rentals	$190,344	$165,398	$143,896

Note D:  Taxes on Earnings

The provision for taxes consists of the following:

($000)	2003	2002	2001

CURRENT
Federal	$96,621	$95,843	$74,788
State	17,898	15,946	12,123

	114,519	111,789	86,911
DEFERRED
Federal	28,235	14,263	10,065
State	3,711	3,112	2,568

	31,946	17,375	12,633

Total	$146,465	$129,164	$99,544

In 2003, 2002 and 2001, the Company realized tax benefits of $15.1 million, $16.6 million and $12.1 million, respectively, related to stock options exercised and the vesting of restricted stock that were credited to additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory Federal income tax rate.  The differences are reconciled as follows:

	2003	2002	2001

Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of Federal benefit) and other, net	4%	4%	4%

	39%	39%	39%

The components of the net deferred tax liabilities at January 31, 2004 and February 1, 2003 are as follows:

($000)	2003	2002

Deferred Tax Assets
Deferred compensation	$24,333	$19,075
Deferred rent	7,312	6,502
Employee benefits	3,737	4,140
Accrued liabilities	14,163	4,001
California franchise taxes	3,866	3,523
All other	9,122	9,135

	62,533	46,376
Deferred Tax Liabilities
Depreciation	(93,008)	(54,113)
Inventory	(19,759)	(12,384)
Supplies	(2,239)	(2,109)
Prepaid expenses	(1,936)	(960)
All other	(2,558)	(1,831)

	(119,500)	(71,397)

Net Deferred Tax Liabilities	$(56,967)	$(25,021)

Note E:  Employee Benefit Plans

The Company has available to certain employees a profit sharing retirement plan.  Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code.  This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code.  In January 2002, the Company increased its matching to 4% of the employee’s salary up to the plan limits.  Prior to January 2002, the Company matched up to 3% of the employee’s salary up to plan limits.  Company matching contributions to the 401(k) plan were $4.5 million, $4.2 million and $3.0 million in 2003, 2002 and 2001, respectively.

The Company also has in place an Incentive Compensation Plan, which provides cash awards to key management employees based on the Company’s and the individual’s performance. The Company makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan.  This plan does not qualify under Section 401(k) of the Internal Revenue Code.  Other long-term assets and other long-term liabilities include $35.1 million and $24.6 million at January 31, 2004 and February 1, 2003, respectively, related to the Non-qualified Deferred Compensation Plan.

Note F:  Stockholders’ Equity

Preferred Stock.  The Company has four million shares of preferred stock authorized, with a par value of $.01 per share.  No preferred stock has been issued or outstanding during the past three years.

Stock Split.  The Company’s Board of Directors approved a two-for-one stock split which was effected in the form of a 100% stock dividend paid on December 18, 2003.  All share and per-share information reflect the effect of this stock split.

Common Stock.  In January 2002, the Company’s Board of Directors approved a $300 million two-year stock repurchase program, under which $150 million of common stock was repurchased each year during 2003 and 2002.  In January 2000, the Company’s Board of Directors approved a $300 million two-year stock repurchase program, under which $131 million of common stock was repurchased during 2001.  The January 2002 and January 2000 programs were completed.  At their January 28, 2004 meeting, the Company’s Board of Directors approved a new two-year $350 million stock repurchase program for fiscal 2004 and 2005.

The following table summarizes the Company’s stock repurchase activity:

Fiscal Year	Shares Repurchased (in millions)	Average Repurchase Price	$ Repurchased (in millions)

2003	6.9	$21.89	$150.0
2002	7.6	$19.69	$150.0
2001	9.8	$13.22	$130.7

Dividends.  The Company’s Board of Directors declared dividends of $.0425 per common share in January 2004; $.0288 per common share in January, May, August and November 2003; and $.0238 per common share in January, May, August and November 2002.

1992 Stock Option Plan and 2000 Equity Incentive Plan.  The Company’s 1992 Stock Option Plan and 2000 Equity Incentive Plan allow for the granting of nonqualified stock options.  Incentive stock options can also be granted under the 1992 Stock Option Plan.  Stock options are to be granted at prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and normally vest over a period not exceeding four years from the date of grant.

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

A summary of the activity under the Company’s three option plans for 2003, 2002 and 2001 is presented below:

	Number of Shares (000)	Weighted Average Exercise Price

Outstanding at February 3, 2001	14,614	$8.60
Granted	3,320	$10.80
Exercised	(5,196)	$7.62
Forfeited	(498)	$10.41

Outstanding at February 2, 2002	12,240	$9.54
Granted	2,850	$19.19
Exercised	(3,362)	$9.21
Forfeited	(430)	$12.30

Outstanding at February 1, 2003	11,298	$11.96
Granted	2,092	$22.05
Exercised	(2,415)	$10.12
Forfeited	(422)	$16.32

Outstanding at January 31, 2004	10,553	$14.22

At January 31, 2004, February 1, 2003 and February 2, 2002, there were 6.2 million, 8.0 million and 10.4 million shares, respectively, available for future issuance under these plans.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 31, 2004 (options in thousands):

	Options Outstanding			Options Exercisable

Exercise Price Range	Number of Shares	Remaining Life	Exercise Price	Number of Shares	Exercise Price

$ 1.38 to $ 9.88	3,310	5.67	$8.07	2,172	$7.40
$ 9.91 to $ 11.43	2,301	5.60	$10.90	2,122	$10.88
$ 11.47 to $ 19.02	2,181	8.34	$17.70	604	$16.32
$ 19.13 to $ 25.70	2,285	8.99	$20.44	101	$21.24
$ 25.75 to $ 28.79	476	9.83	$27.14	6	$26.68

Totals	10,553	7.11	$14.22	5,005	$10.25

Employee Stock Purchase Plan.  Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company’s common stock.  The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price.  During 2003, 2002 and 2001, employees purchased approximately 205,000, 238,000 and 388,000 shares, respectively, of the Company’s common stock under the plan at weighted average per-share prices of $18.37, $14.08 and $7.22, respectively.  Through January 31, 2004, approximately 7,953,000 shares had been issued under this plan and 2,047,000 shares remained available for future issuance.

Restricted Stock Plan.  The Company’s Restricted Stock Plan provides for stock awards to officers and certain key employees.  All awards under the plan entitle the participant to full dividend and voting rights.  Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.  The Plan also provides for withholding of shares to provide for tax withholding obligations.  Shares used for tax withholding, totaling 166,500 shares at January 31, 2004, are considered treasury shares which are available for reissuance.  The market value of these shares at the date of grant is amortized to expense ratably over the vesting period of generally two to five years.  At both January 31, 2004 and February 1, 2003, the unamortized compensation expense was $26.9 million. The total shares subject to repurchase related to unvested restricted stock were 3.4 million and 4.0 million shares as of January 31, 2004 and February 1, 2003, respectively.  A summary of restricted stock award activity follows:

Restricted Stock Plan (000)	2003	2002	2001

Shares available for grant beginning of year	4,110	5,192	6,364
Shares granted	(684)	(1,086)	(1,258)
Shares forfeited	57	4	86
Shares withheld for taxes	166	—	—

Shares available for grant end of year	3,649	4,110	5,192

Weighted average market value per share on grant date	$21.31	$19.13	$10.01

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

The Company maintains consulting and benefits agreements with its Chairman of the Board under which an annual consulting fee of $1.1 million is paid in monthly installments, which includes health and other benefits provided for the individual and his dependents.

The Company also maintains a consulting agreement with its Chairman Emeritus under which it pays an annual consulting fee of $100,000, which includes administrative support and health benefits for the individual and his spouse.

The Chairman Emeritus is also the Chairman Emeritus of The Gymboree Corporation, to which the Company paid $4.0 million, $2.2 million and $1.1 million for children’s apparel purchases at fair market value in 2003, 2002 and 2001, respectively.

Note H:  Provision for Litigation Expense and Other Legal Proceedings

The Company is party to various legal proceedings arising from normal business activities.  In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Note I: Quarterly Financial Data (Unaudited)

($000, except per share data)	13 Weeks Ended May 3, 2003	13 Weeks Ended August 2, 2003	13 Weeks Ended November 1, 2003	13 Weeks Ended January 31, 2004	52 Weeks Ended January 31, 2004

Sales	$879,284	$965,610	$976,940	$1,098,749	$3,920,583
Net earnings	49,309	54,586	50,471	73,736	228,102
Net earnings per diluted share[1]	.32	.35	.33	.48	1.47
Dividends declared per share on common stock[1]	—	.0288	.0288	.0713[2]	.1289
Closing stock price[1,4]
High	$19.75	$22.75	$26.65	$28.79	$28.79
Low	$16.49	$18.93	$22.49	$25.80	$16.49

($000, except per share data)	13 Weeks Ended May 4, 2002	13 Weeks Ended August 3, 2002	13 Weeks Ended November 2, 2002	13 Weeks Ended February 1, 2003	52 Weeks Ended February 1, 2003

Sales	$819,611	$876,932	$870,196	$964,610	$3,531,349
Net earnings	47,669	49,688	45,078	58,743	201,178
Net earnings per diluted share[1]	.30	.31	.28	.37	1.26
Dividends declared per share on common stock[1]	—	.0238	.0238	.0525[3]	.1001
Closing stock price[1,4]
High	$20.41	$21.85	$22.41	$23.44	$23.44
Low	$16.80	$17.08	$16.38	$19.31	$16.38

[1]	All per share and stock price information has been adjusted to reflect the effect of the two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.
[2]	Includes $.0288 per share dividend declared November 2003 and $.0425 per share dividend declared in January 2004.
[3]	Includes $.0238 per share dividend declared November 2002 and $.0288 per share dividend declared in January 2003.
[4]	Ross Stores, Inc. common stock trades on The NASDAQ Stock Market® under the symbol ROST.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California

April 1, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.     CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, the Company’s management concluded that there was no such change during the fourth quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 20, 2004 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors” and  “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding the designation of the Audit Committee financial expert is incorporated by reference to page 6 of the Proxy Statement.

The Board of Directors of the Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller, Treasurer and Investor Relations Officer, which will be posted on the Company’s website (www.rossstores.com) by May 1, 2004.  The Company intends to disclose any future amendments to its Code of Ethics for Senior Financial Officers by posting any changed version on the same website.

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

Equity Compensation Plan Information.   The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 31, 2004.

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	7,261	[1]	$12.86	8,119	[2]
Equity compensation plans not approved by security holders[3]	3,292		$17.20	3,829

Total	10,553		$14.22	11,948	[4]

[1]	Represents shares reserved for options granted under the 1992 Stock Option Plan and the 1991 Outside Directors Stock Option Plan.
[2]	Includes 2,047,000 shares reserved for issuance under the Employee Stock Purchase Plan and 3,649,000 shares reserved for issuance under the 1988 Restricted Stock Plan.
[3]

Represents shares reserved for options granted under the 2000 Equity Incentive Plan (the “Plan”), which was approved by the Company’s Board of Directors in March 2000. Options to purchase an aggregate of 8.0 million shares were authorized for issuance under the Plan.  Options are to be granted at prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and normally vest over a period not exceeding four years from the date of grant.

[4]

Upon approval by stockholders of the 2004 Equity Incentive Plan, any shares remaining available for grant in the share reserves of the 1992 Stock Option Plan, the 2000 Equity Plan, the 1991 Outside Directors Stock Option Plan and the 1988 Restricted Stock Plan will automatically be canceled.

The remaining information required by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Stock Ownership of Certain Beneficial Owners and Management.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the sections of the Proxy Statement entitled (i) “Compensation of Directors” and (ii) “Certain Transactions.”

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in the Proxy Statement under the caption “Summary of Audit, Audit-Related, Tax and All Other Fees.”  Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

	1.	List of Financial Statements.

The following consolidated financial statements are included herein under Item 8:

Consolidated Statements of Earnings for the years ended January 31, 2004, February 1, 2003, and February 2, 2002.

Consolidated Balance Sheets at January 31, 2004 and February 1, 2003.

Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2004, February 1, 2003 and February 2, 2002.

Consolidated Statements of Cash Flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

	2.	List of Financial Statement Schedules.

Schedules are omitted because they are not required, not applicable, or shown in the financial statements or notes thereto which are contained in this Report.

	3.	List of Exhibits (in accordance with Item 601 of Regulation S-K).

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

(b)	Reports on Form 8-K.

During the fourth quarter ended January 31, 2004, the Company furnished current reports on Form 8-K, to reference and include as exhibits press releases issued to the public by the Company, on the following dates:

1. November 6, 2003 – reporting under Item 12 and Item 7.
2. November 18, 2003 – reporting under Item 12 and Item 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSS STORES, INC.

(Registrant)

Date: April 15, 2004	By:	/s/ MICHAEL BALMUTH

Michael Balmuth Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL BALMUTH	Vice Chairman and	April 15, 2004
Chief Executive Officer, Director
Michael Balmuth

/s/ J. CALL	Senior Vice President,	April 15, 2004
Chief Financial Officer,
John G. Call	Principal Accounting Officer
and Corporate Secretary

/s/ NORMAN A. FERBER	Chairman of the Board, Director	April 15, 2004

Norman A. Ferber

/s/ K. GUNNAR BJORKLUND	Director	April 15, 2004

K. Gunnar Bjorklund

/s/ MICHAEL J. BUSH	Director	April 15, 2004

Michael J. Bush

/s/ SHARON GARRETT	Director	April 15, 2004

Sharon Garrett

/s/ STUART G. MOLDAW	Chairman Emeritus	April 15, 2004
and Director
Stuart G. Moldaw

/s/ G. ORBAN	Director	April 15, 2004

George P. Orban

/s/ JAMES C. PETERS	Director, President and	April 15, 2004
Chief Operating Officer
James C. Peters

/s/ DONALD H. SEILER	Director	April 15, 2004

Donald H. Seiler

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1

Corrected First Restated Certificate of Incorporation of Ross Stores, Inc. (“Ross Stores”), dated and filed with the Delaware Secretary of State on March 17, 1999, incorporated by reference to Exhibit 3.1 to the Form 10-K filed by Ross Stores for its fiscal year ended January 30, 1999.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Lease dated May 10, 2001 of Certain Property located in Fort Mill, South Carolina, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended August 4, 2001.

10.2	Lease dated July 23, 2003 of Certain Property located in Perris, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended August 2, 2003.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.3 - 10.29)

10.3	Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.

10.4	Amendment to Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended August 4, 2001.

10.5	Ross Stores, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.

10.6	Fourth Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended July 29, 2000.

10.7	Fourth Amended and Restated Ross Stores, Inc. 1988 Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2000.

10.8

Amended and Restated Ross Stores, Inc. 1991 Outside Directors Stock Option Plan, as amended through January 30, 2003, effective March 16, 2000, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores for its fiscal year ended February 1, 2003.

10.9	Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores for its fiscal year ended January 30, 1999.

10.10	Ross Stores Executive Dental Plan, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores for its fiscal year ended January 30, 1999.

10.11

Third Amended and Restated Ross Stores, Inc. Executive Supplemental Retirement Plan, incorporated by reference to Exhibit 10.14 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 1994.

10.12

Ross Stores Second Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Ross Stores for its fiscal year ended January 30, 1999.

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

10.15

Amendment to Independent Contractor Consultancy Agreement dated January 10, 2001 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores for its fiscal year ended February 3, 2001.

10.16

Amendment #2 to the Independent Contractor Consultancy Agreement dated January 7, 2002 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores for its fiscal year ended February 2, 2002.

10.17

Retirement Benefit Package Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.42 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 2000.

10.18

Third Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2003 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 of the Form 10-K filed by Ross Stores for its fiscal year ended February 1, 2003.

10.19	Fourth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2004 between Norman A. Ferber and Ross Stores, Inc.

10.20

Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended August 4, 2001.

10.21

First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 2003.

10.22

Employment Agreement effective August 14, 2000 between James Peters and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 2000.

10.23

First Amendment to the Employment Agreement effective November 1, 2001 between James Peters and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended November 3, 2001.

10.24

Second Amendment to the Employment Agreement between Jim Peters and Ross Stores, Inc., effective September 20, 2002, incorporated by reference to Exhibit 10.29 to the Form 10-Q filed by Ross Stores for its quarter ended November 2, 2002.

10.25

Executive Relocation Loan Agreement between James C. Peters and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 2000.

10.26

Form of Executive Employment Agreement between Ross Stores, Inc. and Senior Vice Presidents, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores for its quarter ended October 28, 2000.

10.27

Form of Indemnity Agreement between Ross Stores, Inc. and Executive Officers, incorporated by reference to Exhibit 10.27 to the Form 10-K filed by Ross Stores for its fiscal year ended February 2, 2002.

10.28

Consulting Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective as of April 1, 2002 through March 31, 2005, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 2002.

10.29

Amendment to 2002 Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective August 21, 2003, incorporated by reference to Exhibit 10.31 to the Form 10-Q filed by Ross Stores for its quarter ended November 1, 2003.

23	Independent Auditor’s Consent

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.