Form 10-Q
period 2004-05-01
ROSS STORES INC
filed 2004-06-08
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

          The number of shares of Common Stock, with $.01 par value, outstanding on May 20, 2004 was 149,843,385.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended

($000, except stores and per share data, unaudited)	May 1, 2004	May 3, 2003

SALES	$991,892	$879,284
COSTS AND EXPENSES
Cost of goods sold, including related buying distribution and occupancy costs	750,622	653,248
Selling, general and administrative	161,431	145,139
Interest expense (income), net	170	(70)

Total costs and expenses	912,223	798,317
Earnings before taxes	79,669	80,967
Provision for taxes on earnings	31,151	31,658

Net earnings	$48,518	$49,309

EARNINGS PER SHARE
Basic	$.32	$.32
Diluted	$.32	$.32

WEIGHTED AVERAGE SHARES OUTSTANDING (000)
Basic	149,890	154,104
Diluted	153,371	156,508

Stores open at end of period	599	530

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000)	May 1, 2004	January 31, 2004	May 3, 2003

	(Unaudited)	(Note A)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (includes $10,000 of restricted cash)	$184,951	$201,546	$116,544
Accounts receivable	32,242	25,292	23,260
Merchandise inventory	859,379	841,491	756,002
Prepaid expenses and other	35,477	29,467	48,563
Deferred income taxes	22,742	22,742	16,645

Total Current Assets	1,134,791	1,120,538	961,014
PROPERTY AND EQUIPMENT
Land and buildings	57,143	57,057	54,772
Fixtures and equipment	526,715	517,350	420,816
Leasehold improvements	252,670	254,968	233,295
Construction-in-progress	81,020	74,507	77,271

	917,548	903,882	786,154
Less accumulated depreciation and amortization	427,086	419,683	370,602

Property and equipment, net	490,462	484,199	415,552
Other long-term assets	58,126	52,473	39,833

Total Assets	$1,683,379	$1,657,210	$1,416,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$463,585	$448,044	$396,230
Accrued expenses and other	149,758	142,370	123,559
Accrued payroll and benefits	94,401	112,284	71,846
Income taxes payable	20,981	9,146	30,580

Total Current Liabilities	728,725	711,844	622,215
Long-term debt	50,000	50,000	50,000
Other long-term liabilities	65,041	60,238	45,302
Deferred income taxes	82,119	79,709	41,666

Total Liabilities	925,885	901,791	759,183
STOCKHOLDERS’ EQUITY
Common stock	1,501	1,514	1,534
Additional paid-in capital	396,099	385,212	342,710
Treasury stock	(3,750)	(3,656)	(971)
Retained earnings	363,644	372,349	313,943

Total Stockholders’ Equity	757,494	755,419	657,216

Total Liabilities and Stockholders’ Equity	$1,683,379	$1,657,210	$1,416,399

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

($000, unaudited)	May 1, 2004	May 3, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$48,518	$49,309
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,092	17,614
Change in assets and liabilities:
Merchandise inventory	(17,888)	(39,484)
Other current assets, net	(12,960)	(16,570)
Accounts payable	21,967	3,493
Other current liabilities	1,340	(2,921)
Other	1,871	120

Net cash provided by operating activities	62,940	11,561

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(23,065)	(27,419)

Net cash used in investing activities	(23,065)	(27,419)

CASH FLOWS USED IN FINANCING ACTIVITIES
Issuance of common stock related to stock plans, net	12,689	2,850
Proceeds from long-term debt	—	25,000
Treasury stock related to tax withholding	(3,750)	(971)
Repurchase of common stock	(58,988)	(40,677)
Dividends paid	(6,421)	(4,449)

Net cash used in financing activities	(56,470)	(18,247)

Net decrease in cash and cash equivalents	(16,595)	(34,105)
Cash and cash equivalents:
Beginning of period	201,546	150,649

End of period	$184,951	$116,544

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 1, 2004 and May 3, 2003
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation.     The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 1, 2004 and May 3, 2003; the results of operations for the three months ended May 1, 2004 and May 3, 2003; and changes in cash flows for the three months ended May 1, 2004 and May 3, 2003.  The balance sheet at January 31, 2004, presented herein, has been derived from the audited financial statements of the Company as of the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 31, 2004.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

All share and per share information has been adjusted to reflect the effect of the Company’s two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.

The results of operations for the three-month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements as of May 1, 2004 and May 3, 2003, and for the three months then ended have been reviewed, prior to filing, by the registrant’s independent accountants whose report covering their review of the financial statements is included in this report on page 8.

Reclassifications.     Certain reclassifications have been made in the 2003 financial statements to conform to the current presentation.

Treasury Stock.     The Company records treasury stock purchases at cost.  Treasury stock consists of shares used for tax withholding purposes related to grants of restricted stock to employees.

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

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended

($000, except per share data)		May 1, 2004	May 3, 2003

Net earnings	As reported	$48,518	$49,309
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		2,193	2,138
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(4,463)	(4,204)

Net earnings	Pro forma	$46,248	$47,243

Basic earnings per share	As reported	$.32	$.32
	Pro forma	.31	.31
Diluted earnings per share	As reported	$.32	$.32
	Pro forma	.30	.30

At May 1, 2004, the Company had five stock-based compensation plans. SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended

Stock Options	May 1, 2004	May 3, 2003

Expected life from grant date (years)	3.1	3.1
Expected volatility	36.2%	46.1%
Risk-free interest rate	2.6%	2.0%
Dividend yield	.5%	.5%

	Three Months Ended

Employee Stock Purchase Plan	May 1, 2004	May 3, 2003

Expected life from grant date (years)	1.0	1.0
Expected volatility	28.2%	31.7%
Risk-free interest rate	1.2%	1.4%
Dividend yield	.5%	.5%

The weighted average fair values per share of stock options granted for the three-month periods ended May 1, 2004 and May 3, 2003, were $8.02 and $6.13, respectively.  The weighted average fair values per share of employee stock purchase awards for the three-month periods ended May 1, 2004 and May 3, 2003, were $6.89 and $6.01, respectively.

Note B:  Earnings Per Share (“EPS”)

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

For the three months ended May 1, 2004 and May 3, 2003, there were approximately 41,300 and 3,160,000 shares, respectively that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

May 1, 2004
Shares	149,890	3,481	153,371
Amount	$ .32	$ .00	$ .32
May 3, 2003
Shares	154,104	2,404	156,508
Amount	$ .32	$ .00	$ .32

Note C:  Bank Credit Facilities

In March 2004, the Company obtained a new $600 million revolving credit facility that expires in March 2009.  The facility contains a $200 million sublimit for issuances of letters of credit of which $36.6 million was outstanding and $163.4 million was available as of May 1, 2004.  Interest is LIBOR-based and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  As of May 1, 2004 the Company had no borrowings outstanding under this revolving credit facility.

Note D:  Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity Status.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 had no impact on the Company’s operating results or financial position.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.
Newark, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 1, 2004 and May 3, 2003, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ross Stores, Inc. as of January 31, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 1, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP
San Francisco, California

June 2, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection below entitled “Forward-Looking Statements and Factors Affecting Future Performance.”  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto in the Company’s 2003 Form 10-K.  All information is based on the Company’s fiscal calendar.

Overview

The Company is the second largest off-price apparel retail company in the United States, with 599 stores in 25 states and Guam at May 1, 2004.  The Company’s primary strategy has been a continued focus on pursuing and refining its existing off-price business, and steadily expanding the number of stores and its geographic markets.  In establishing growth objectives for the business, the Company closely monitors market share trends for the off-price industry.  According to data from the NPD Group, which provides global sales and marketing information on the retail industry, the off-price share of total apparel sales in 2003 grew to 7.8% from 7.4% in 2002, reflecting the ongoing importance of value to consumers.  Full-priced department stores and mass merchandise retailers experienced a decline in apparel market share over the same period.  The Company’s strategies are designed to take advantage of these growth trends and continued customer demand for name-brand fashions for the family and the home at competitive everyday discounts.

In addition, the Company recently introduced a new off-price concept, dd’s DISCOUNTSSM, to target what it believes to be an underserved but fast-growing demographic group – lower income households.  The Company believes that ultimately the United States can support a total of 1,500 Ross locations and over 500 dd’s DISCOUNTSSM stores – for an aggregate potential of over 2,000 locations.   Considering the significant expansion opportunities that remain in both existing and new markets, the Company plans to grow to over 1,000 stores by the end of fiscal 2008 and generate more than $7 billion annually in revenue by fiscal 2008.

Results of Operations

	Three Months Ended

	May 1, 2004	May 3, 2003

SALES
Sales (millions)	$992	$879
Sales growth	13%	7%
Comparable store sales growth	3%	(3)%
COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying, distribution and occupancy costs	75.7%	74.3%
Selling, general and administrative	16.3%	16.5%
EARNINGS BEFORE TAXES	8.0%	9.2%

NET EARNINGS	4.9%	5.6%

Stores.     The Company’s operating strategy is to open additional stores in new and existing geographic markets based on market penetration, the ability to reduce overhead expenses, local demographic characteristics, competition and population density. Management continually evaluates opportunistic real estate acquisitions and opportunities for potential new store locations. The Company also evaluates its current store locations and determines store closures based on similar criteria.

	Three Months Ended

	May 1, 2004	May 3, 2003

Stores at the beginning of the period	568	507
Stores opened in the period	31	23
Stores closed in the period	—	—

Stores at the end of the period	599	530

Sales.     The 13% total sales increase for the three months ended May 1, 2004 over the prior year reflects the opening of 31 new stores during the period, the three months impact of the stores opened in 2003, and a 3% increase in sales from “comparable” store sales (defined as stores that have been open for more than 14 complete months).  The 7% total sales increase for the three months ended May 3, 2003 over the prior year period reflects the opening of 23 new stores during the period and the three months impact of the stores opened in 2002, partially offset by a 3% decrease in sales from “comparable” stores.

The Company’s sales mix for the three months ended May 1, 2004 and May 3, 2003 was as follows:

	Three Months Ended

	May 1, 2004	May 3, 2003

Ladies	36%	35%
Home accents and bed and bath	19%	19%
Men’s	16%	17%
Fine jewelry, accessories, lingerie and fragrances	11%	11%
Children’s	9%	9%
Shoes	9%	9%

Total	100%	100%

Management expects to address the competitive climate for apparel and home goods off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen its organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional merchandise offerings.  Although the Company’s existing strategies and store expansion program contributed to sales gains for the three-month period ended May 1, 2004, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

During April 2004, the Company installed a new Core Merchandising System which is a computer based information system that is expected to improve the Company’s ability to plan, buy and allocate merchandise more precisely.  During the start-up period of the new system, the Company has experienced longer-than-expected delays in producing information on current merchandise trends.  This situation has resulted in store inventory imbalances that the Company believes will adversely impact sales and margins over the near term.  The Company currently expects these information systems issues to be remedied during the second quarter of 2004.

Cost of Goods Sold.     Cost of goods sold as a percentage of sales for the three months ended May 1, 2004, increased approximately 140 basis points compared with the same period in the prior year.  This increase is largely attributable to the increased distribution costs associated with a partial roof collapse and temporary closing of the Fort Mill, South Carolina distribution center at the end of January 2004, as well as ramp-up expenses associated with the retrofit of the Carlisle, Pennsylvania center and the start-up phase of the Perris, California facility.  As a percentage of sales, distribution and logistics costs increased by approximately 145 basis points. In addition, dd’s DISCOUNTSSM buying-related expenses resulted in an approximate 20 basis point increase in cost of goods sold compared to the prior year.  Store occupancy costs as a percentage of sales increased by approximately 10 basis points.  These increases were partially offset by an approximate 35 basis point improvement in merchandise margin due to a reduction in markdowns.

There can be no assurance that the gross profit margins realized for the three months ended May 1, 2004 will continue in the future.

Selling, General and Administrative Expenses.     For the three months ended May 1, 2004, Selling, general and administrative expenses (SG&A) as a percentage of sales decreased by approximately 25 basis points, primarily due to a 40 basis point reduction in store operating costs due to increased leverage resulting from the increase in comparable store sales of approximately 3%, partially offset by a 15 basis point increase in general and administrative expenses related to dd’s DISCOUNTSSM.

Taxes on Earnings.     The Company’s effective tax rate for the three months ended May 1, 2004 and May 3, 2003 was approximately 39%, which represents the applicable Federal and State statutory rates reduced by the Federal benefit received for State taxes.  During 2004, the Company expects its effective tax rate to remain at approximately 39%.

Net Earnings.     The decrease in net earnings as a percentage of sales for the three months ended May 1, 2004, compared to the same period in the prior year, is primarily due to higher cost of goods sold as a percentage of sales.  Diluted earnings per share remained flat at $.32 as a result of a decrease in net earnings and a decrease in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The Company’s primary sources of funds for its business activities are cash flows from operations and short-term trade credit. The Company’s primary ongoing cash requirements are for seasonal and new store inventory purchases and capital expenditures in connection with new stores, store relocations, and investments in information systems and infrastructure.   The Company also uses cash to repurchase stock under its stock repurchase program and to pay dividends.

	Three Months Ended

($000)	May 1, 2004	May 3, 2003

Cash flows from Operating activities	$62,940	$11,561
Cash flows used in Investing activities	(23,065)	(27,419)
Cash flows used in Financing activities	(56,470)	(18,247)

Net decrease in cash and cash equivalents	$(16,595)	$(34,105)

Operating Activities

Net cash provided by operating activities was $62.9 million for the three months ended May 1, 2004, and $11.6 million for the three months ended May 3, 2003.  The primary source of cash from operations for the three months ended May 1, 2004 is related to net earnings excluding non-cash expenses for depreciation and amortization, partially offset by cash used to finance merchandise inventory. The increase in cash flows from operations for the three months ended May 1, 2004 is primarily due to an increase of accounts payable leverage (defined as accounts payable divided by merchandise inventory) from 52% at May 3, 2003 to 54% at May 1, 2004.   Working capital (defined as current assets less current liabilities) was $406 million as of May 1, 2004, compared to $339 million as of May 3, 2003. The Company’s primary source of liquidity is the sale of its merchandise inventory.  Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through clearance markdowns.

Investing Activities

During the three-month periods ended May 1, 2004 and May 3, 2003, the Company spent approximately $23.1 million and $27.4 million, respectively, for capital expenditures (net of leased equipment) for fixtures and leasehold improvements to open new stores, implementation of management information systems, implementation of materials handling equipment and related distribution center systems and for various other expenditures for existing stores, merchant and corporate offices.  The Company opened 31 and 23 new stores during the three months ended May 1, 2004 and May 3, 2003, respectively.

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

Financing Activities

During the three-month periods ended May 1, 2004 and May 3, 2003, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit.  Substantially all of the Company’s store sites, certain distribution centers and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its current corporate headquarters and distribution center in Newark, California, and its distribution center in Carlisle, Pennsylvania.

The Company repurchased 2.0 million and 2.2 million shares of common stock for an aggregate purchase price of approximately $59.0 million and $40.7 million during the periods ended May 1, 2004 and May 3, 2004, respectively. These stock repurchases were funded by cash flows from operations.

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

The table below presents significant contractual payment obligations of the Company as of May 1, 2004:

($000) Contractual Obligations	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years	Total

Long-term debt	$—	$50,000	$—	$—	$50,000
Operating leases	214,007	370,129	296,306	393,528	1,273,970
Other financings:
Synthetic leases	10,442	12,556	8,176	17,715	48,889
Other synthetic lease obligations	—	87,519	—	56,000	143,519
Purchase Obligations	575,028	7,785	5,790	—	588,603

Total contractual obligations	$799,477	$527,989	$310,272	$467,243	$2,104,981

Long-Term Debt.     In June 2002, the Company entered into a $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center.  The Company borrowed $25 million under this term loan in September 2002 and made the final draw of $25 million under this term loan in February 2003.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 2.6% at May 1, 2004.  All amounts outstanding under the term loan will be due and payable in December 2006.  Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.

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

The two synthetic lease facilities described above, as well as the Company’s long-term debt and revolving credit facility, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.  As of May 1, 2004, the Company was in compliance with these covenants.

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

The Company was not required under FIN No. 46(R) to consolidate its $87.3 million synthetic lease facility for its South Carolina distribution center and its $70 million synthetic lease facility for its Southern California distribution center because the lessors/owners of these distribution centers are not variable interest entities.

Purchase Obligations.     As of May 1, 2004, the Company had purchase obligations of $588.6 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures, supplies, and information technology service and maintenance contracts.  Total merchandise inventory purchase orders of $540.3 million are all purchase obligations of less than one year.  In the course of working with the Company’s vendors, a portion of the amount shown as purchase obligations may be cancelable without penalty.

Commercial Credit Facilities

The table below presents significant commercial credit facilities available to the Company as of May 1, 2004:

($000)	Amount of Commitment Expiration Per Period				Total Amount Committed

Commercial Credit Available	Less than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years

Revolving credit facility*	$—	$—	$600,000	$—	$600,000
Standby letters of credit, excluding those secured by the revolving credit facility	28,600	—	—	—	28,600

Total commercial commitments	$28,600	$—	$600,000	$—	$628,600

*	Contains a $200 million sublimit for issuances of letters of credit, of which $36.6 million is outstanding and $163.4 million of which is available as of May 1, 2004.

Revolving Credit Facility.     During the quarter ended May 1, 2004, the Company entered into a $600 million revolving credit facility with its banks, which contains a $200 million sublimit for issuances of letters of credit of which $163.4 million was available.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  As of May 1, 2004, the Company had no borrowings outstanding under this facility.  This existing revolving credit facility is scheduled to expire in March 2009.

Standby Letters of Credit.     The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability claims.  The Company had $65.2 million and $75.6 million in standby letters of credit outstanding at May 1, 2004 and May 3, 2003, respectively.

Trade Letters of Credit.     The Company had $12.9 million and $12.7 million in trade letters of credit outstanding at May 1, 2004 and May 3, 2003, respectively.

Dividends.     In May 2004, a quarterly cash dividend payment of $.0425 per common share was declared by the Company’s Board of Directors, payable on or about July 1, 2004.  In May 2003, the Board of Directors declared quarterly cash dividends of $.0288 per common share.

Stock Repurchase Program.     In January 2004, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $350 million for 2004 and 2005.  During the three months ended May 1, 2004, the Company repurchased approximately 2 million shares for an aggregate purchase price of approximately $59 million.

The Company estimates that cash flows from operations, existing bank credit lines and trade credit are adequate to meet operating cash needs, fund the planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity Status.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 had no impact on the Company’s operating results or financial position.

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

Long-lived Assets.     The Company records a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group.  In the course of performing this analysis, management determined that no long-lived asset impairment charge was required for the three months ended May 1, 2004 and May 3, 2003.  Should actual results differ materially from projected results, an impairment charge may be required in the future.

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

Forward-Looking Statements and Factors Affecting Future Performance

This report includes certain forward-looking statements, which reflect the Company’s current beliefs, projections and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. The words “expect,” “anticipate,” “estimate,”

“believe,” “looking ahead,” “forecast,” “plan,”  “projected,” and similar expressions identify forward-looking statements.

In particular, this report contains forward-looking statements regarding planned new store growth, the time needed to remedy difficulties with the new core merchandising systems and the duration and financial impact of resulting in-store inventory imbalances, all of which are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from historical results or current expectations.  The Company is continuing to assess the implementation of new information systems, and cannot be certain that all problems have currently been discovered or that their scope is understood.

Risks and uncertainties that apply to both Ross and dd’s DISCOUNTSSM stores include, without limitation, the Company’s ability to successfully and quickly implement, integrate and correct difficulties in its new core merchandising system and various other new supply chain and merchandising systems, including generation of all necessary information in a timely and cost effective manner, interruptions in the Company’s ability to operate its distribution network, due to weather, power outages or systems difficulties, the Company’s ability to continue to purchase attractive brand-name merchandise at desirable discounts, the anticipated relaxation of trade restrictions with China in January 2005, which may affect the Company’s buying strategies and price points,  the Company’s ability to obtain acceptable new store locations, the Company’s ability to identify and successfully enter new  geographic markets, and the Company’s ability to attract and retain personnel with the retail talent necessary to execute its strategies.

The Company’s corporate headquarters, certain of its distribution centers and 31% of its stores are located in California.  Therefore, a downturn in the California economy or a major California natural disaster could significantly affect the Company’s operating results and financial condition.

The Company is evaluating whether it will incur a potential non-cash, non-recurring charge to write down the value of the Company’s Newark headquarters and distribution center to current fair market value.

In addition, the Company is subject to a number of risks and uncertainties that are common to companies in the retail apparel and home-related merchandise markets, including competitive pressures in the apparel industry, changes in the level of consumer spending on or preferences for apparel or home-related merchandise, changes in geopolitical conditions and deterioration or uncertainty regarding general economic conditions, unseasonable weather trends.

The Company’s continued success depends, in part, upon its ability to increase sales at existing locations, and to open new stores and to operate stores on a profitable basis.  There can be no assurance that the Company’s existing strategies and store expansion program will result in a continuation of revenue and profit growth.

Future economic and industry trends that could potentially impact revenue and profitability remain difficult to predict.  The factors underlying the Company’s forecasts are dynamic and subject to change.  As a result, any forecasts speak only as of the date they are given and do not necessarily reflect the Company’s outlook at any other point in time.  The Company disclaims any obligation to update or revise these forward-looking statements.

Other risk factors are detailed in the Company’s Form 10-K for fiscal 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which primarily include changes in interest rates.  The Company does not engage in financial transactions for trading or speculative purposes.

Interest that is payable on the Company’s credit facilities and long-term debt is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under the Company’s synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted its consolidated financial position, results of operations, or cash flows for the three months ended May 1, 2004. The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material.  The Company does not currently use derivative financial instruments in its investment portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, the Company’s management determined that the implementation of a new Core Merchandising System constituted a material change of a component in the Company’s internal control over financial reporting.  The Company’s management has determined that the internal controls and procedures related to the financial reporting of inventory under the new Core Merchandising System are effective as of the end of the period covered by this report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding shares of common stock repurchased by the Company during the first quarter of 2004 is as follows :

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($000)

February (2/1/2004-2/28/2004)	380,500	$ 30.95	380,500	$ 338,000
March (2/29/2004-4/3/2004)	1,224,537	$ 29.37	1,094,956	$ 306,000
April (4/4/2004-5/1/2004)	485,123	$ 30.92	485,123	$ 291,000
Total	2,090,160	$ 30.02	1,960,579	$ 291,000

(1) The Company repurchased 129,581 shares through May 1, 2004 related to required income tax withholdings for restricted stock.  All remaining shares were repurchased under the $350 million stock repurchase program publicly announced on February 5, 2004, which expires February 4, 2006.

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

1. February 5, 2004 – reporting under Item 12.
2. March 16, 2004 – reporting under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ROSS STORES, INC.
Registrant

Date: June 8, 2004	/s/J. CALL

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