Form 10-Q
period 2004-07-31
ROSS STORES INC
filed 2004-09-09
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 0-14678

ROSS STORES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	94-1390387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4440 Rosewood Drive, Pleasanton, California	94588-3050
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(925) 965-4400

Former name, former address and former fiscal year, if changed since last report.	N/A

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

          The number of shares of Common Stock, with $.01 par value, outstanding on August 19, 2004 was 147,496,502.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended

($000, except stores and per share data, unaudited)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

SALES	$1,008,600	$965,610	$2,000,492	$1,844,894
COSTS AND EXPENSES
Cost of goods sold, including related buying, distribution and occupancy costs	772,743	724,206	1,523,365	1,377,454
Selling, general and administrative	164,032	151,832	325,463	296,971
Impairment of long-lived assets	18,000	—	18,000	—
Interest expense (income), net	336	(61)	506	(131)

Total costs and expenses	955,111	875,977	1,867,334	1,674,294
Earnings before taxes	53,489	89,633	133,158	170,600
Provision for taxes on earnings	20,914	35,047	52,065	66,705

Net earnings	$32,575	$54,586	$81,093	$103,895

EARNINGS PER SHARE
Basic	$.22	$.36	$.54	$.68
Diluted	$.22	$.35	$.53	$.67

WEIGHTED AVERAGE SHARES OUTSTANDING (000)
Basic	148,106	152,540	148,998	153,324
Diluted	150,903	155,384	152,148	155,924

Stores open at end of period	616	553	616	553

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000)	July 31, 2004	January 31, 2004	August 2, 2003

	(Unaudited)	(Note A)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (includes $10,000 of restricted cash)	$108,353	$201,546	$176,860
Accounts receivable	27,876	25,292	27,041
Merchandise inventory	897,542	841,491	815,495
Prepaid expenses and other	53,978	29,467	31,420
Deferred income taxes	22,742	22,742	16,645

Total Current Assets	1,110,491	1,120,538	1,067,461
PROPERTY AND EQUIPMENT
Land and buildings	28,759	57,057	54,772
Fixtures and equipment	570,833	517,350	432,060
Leasehold improvements	268,104	254,968	239,713
Construction-in-progress	20,012	74,507	101,189

	887,708	903,882	827,734
Less accumulated depreciation and amortization	415,195	419,683	384,650

Property and equipment, net	472,513	484,199	443,084
Other long-term assets	58,007	52,473	50,327

Total Assets	$1,641,011	$1,657,210	$1,560,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$471,651	$448,044	$467,126
Accrued expenses and other	151,359	142,370	146,501
Accrued payroll and benefits	103,056	112,284	83,707
Income taxes payable	(2,248)	9,146	40,199

Total Current Liabilities	723,818	711,844	737,533
Long-term debt	50,000	50,000	50,000
Other long-term liabilities	68,251	60,238	56,250
Deferred income taxes	75,006	79,709	41,666

Total Liabilities	917,075	901,791	885,449
STOCKHOLDERS’ EQUITY
Common stock	1,478	1,514	1,521
Additional paid-in capital	398,659	385,212	350,341
Treasury stock	(8,447)	(3,656)	(1,244)
Retained earnings	332,246	372,349	324,805

Total Stockholders’ Equity	723,936	755,419	675,423

Total Liabilities and Stockholders’ Equity	$1,641,011	$1,657,210	$1,560,872

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

($000, unaudited)	July 31, 2004	August 2, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$81,093	$103,895
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,276	35,733
Impairment of long-lived assets	18,000	—
Change in assets and liabilities:
Merchandise inventory	(56,051)	(98,977)
Other current assets, net	(27,095)	(3,208)
Accounts payable	30,033	74,389
Other current liabilities	(11,633)	42,560
Other long-term, net	12,021	437

Net cash provided by operating activities	89,644	154,829

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(56,466)	(70,366)

Net cash used in investing activities	(56,466)	(70,366)

CASH FLOWS USED IN FINANCING ACTIVITIES
Issuance of common stock related to stock plans, net	18,691	10,437
Proceeds from long-term debt	—	25,000
Treasury stock related to tax withholding	(8,447)	(1,244)
Repurchase of common stock	(123,847)	(83,593)
Dividends paid	(12,768)	(8,852)

Net cash used in financing activities	(126,371)	(58,252)

Net increase (decrease) in cash and cash equivalents	(93,193)	26,211
Cash and cash equivalents:
Beginning of period	201,546	150,649

End of period	$108,353	$176,860

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended July 31, 2004 and August 2, 2003
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments necessary to present fairly the financial position at July 31, 2004 and August 2, 2003; the results of operations for the three and six months ended July 31, 2004 and August 2, 2003; and changes in cash flows for the six months ended July 31, 2004 and August 2, 2003.  The balance sheet at January 31, 2004, presented herein, has been derived from the audited financial statements of the Company as of the fiscal year then ended.

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

The results of operations for the three and six-month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements as of July 31, 2004 and August 2, 2003, and for the three and six months then ended have been reviewed, prior to filing, by the registrant’s independent registered public accounting firm whose report covering their review of the financial statements is included in this report on page 8.

Reclassifications.  Certain reclassifications have been made in the 2003 financial statements to conform to the current presentation.

Treasury Stock.  The Company records treasury stock purchases at cost.  Treasury stock consists of shares used for tax withholding purposes related to grants of restricted stock to employees.

Stock-Based Compensation.  The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because the Company grants stock option awards at fair market value, no compensation expense is recorded at issuance.  Compensation expense for restricted stock awards is based on the market value of the shares awarded at the date of grant and is amortized on a straight-line basis over the vesting period.  The disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” are set forth below.

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Six Months Ended

($000, except per share data)		July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net earnings	As reported	$32,575	$54,586	$81,093	$103,895
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		2,295	2,207	4,488	4,345
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(4,716)	(4,227)	(9,149)	(8,423)

Net earnings	Pro forma	$30,154	$52,566	$76,432	$99,817

Basic earnings per share	As reported	$.22	$.36	$.54	$.68
	Pro forma	$.20	$.35	$.51	$.65
Diluted earnings per share	As reported	$.22	$.35	$.53	$.67
	Pro forma	$.20	$.34	$.50	$.65

At July 31, 2004, the Company had two stock-based compensation plans. SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Six Months Ended

Stock Options	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Expected life from grant date (years)	3.1	2.9	3.1	3.1
Expected volatility	39.0%	42.6%	37.0%	45.3%
Risk-free interest rate	3.2%	1.9%	2.8%	2.0%
Dividend yield	0.6%	0.5%	0.6%	0.5%

	Three Months Ended		Six Months Ended

Employee Stock Purchase Plan	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Expected life from grant date (years)	1.0	1.0	1.0	1.0
Expected volatility	28.3%	31.7%	28.3%	31.7%
Risk-free interest rate	1.3%	1.4%	1.3%	1.4%
Dividend yield	0.5%	0.5%	0.5%	0.5%

The weighted average fair values per share of stock options granted for the three-month periods ended July 31, 2004 and August 2, 2003, were $7.48 and $6.17, and for the six-month periods ended July 31, 2004 and August 2, 2003, were $7.92 and $6.13, respectively.  The weighted average fair values per share of employee stock purchase awards for the three-month periods ended July 31, 2004 and August 2, 2003, were $6.81 and $5.98, and for the six-month periods ended July 31, 2004 and August 2, 2003, were $6.81 and $6.00, respectively.

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

For the three months ended July 31, 2004 and August 2, 2003, there were approximately 1,437,500 and 151,700 shares, and for the six months ended July 31, 2004 and August 2, 2003, there were approximately 618,900 and 340,500 shares, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Six Months Ended

	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

July 31, 2004
Shares	148,106	2,797	150,903	148,998	3,150	152,148
Amount	$.22	$.00	$.22	$.54	$(.01)	$.53
August 2, 2003
Shares	152,540	2,844	155,384	153,324	2,600	155,924
Amount	$.36	$(.01)	$.35	$.68	$(.01)	$.67

Note C:  Impairment of Long-Lived Assets

During the second quarter, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark facility. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter of 2004 to write-down the carrying value of its Newark facility from a net book value of approximately $33 million to the estimated fair value of approximately $15 million.  The fair value of the Newark facility assets held for sale of approximately $15 million is included in “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of July 31, 2004 and August 2, 2003, and the related condensed consolidated statements of earnings for the three-month and six-month periods then ended, and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

September 7, 2004

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

Overview

The Company is the second largest off-price apparel retail company in the United States, with 616 stores in 26 states and Guam at July 31, 2004.  The Company’s primary strategy has been a continued focus on pursuing and refining its existing off-price business, and steadily expanding the number of stores and its geographic markets.  In establishing growth objectives for the business, the Company closely monitors market share trends for the off-price industry.  According to data from the NPD Group, which provides global sales and marketing information on the retail industry, the off-price share of total apparel sales in 2003 grew to 7.8% from 7.4% in 2002, reflecting the ongoing importance of value to consumers.  Full-priced department stores and mass merchandise retailers experienced a decline in apparel market share over the same period.  The Company’s strategies are designed to take advantage of these growth trends and continued customer demand for name-brand fashions for the family and the home at competitive everyday discounts.

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

Results of Operations

	Three Months Ended		Six Months Ended

	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

SALES
Sales (millions)	$1,009	$966	$2,000	$1,845
Sales growth	4.4%	10.1%	8.4%	8.7%
Change in comparable store sales	(3)%	0%	0%	(1)%
COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying, distribution and occupancy costs	76.6%	75.0%	76.1%	74.7%
Selling, general and administrative	16.3%	15.7%	16.3%	16.1%
Impairment of long-lived assets	1.8%	—	0.9%	—
EARNINGS BEFORE TAXES	5.3%	9.3%	6.7%	9.2%

NET EARNINGS	3.2%	5.7%	4.1%	5.6%

Stores.  The Company’s operating strategy is to open additional stores in new and existing geographic markets based on the following considerations: market penetration, the ability to reduce overhead expenses, local demographic characteristics, competition and population density. Management continually evaluates opportunistic real estate acquisitions and opportunities for potential new store locations. The Company also evaluates its current store locations and determines store closures based on similar criteria.

	Three Months Ended		Six Months Ended

	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Stores at the beginning of the period	599	530	568	507
Stores opened in the period	17	23	48	46
Stores closed in the period	—	—	—	—

Stores at the end of the period	616	553	616	553

Sales.   The 4% total sales increase for the three months ended July 31, 2004 over the prior year reflects the opening of 17 new stores during the period, the three months impact of the stores opened in 2003, partially offset by a 3% decrease in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months).  The 8% total sales increase for the six months ended July 31, 2004 over the prior year reflects the opening of 48 new stores during the period, the six months impact of the stores opened in 2003, and flat comparable store sales.

The Company’s sales mix for the three and six months ended July 31, 2004 and August 2, 2003 was as follows:

	Three Months Ended		Six Months Ended

	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Ladies	36%	35%	36%	35%
Home accents and bed and bath	20%	19%	19%	19%
Men’s	17%	18%	17%	17%
Fine jewelry, accessories, lingerie and fragrances	12%	12%	11%	12%
Children’s	6%	8%	8%	9%
Shoes	9%	8%	9%	8%

Total	100%	100%	100%	100%

Management expects to address the competitive climate for apparel and home goods off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen its organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional merchandise offerings.  Although the Company’s existing strategies and store expansion program contributed to sales gains for the three and six month periods ended July 31, 2004, there can be no assurance that these strategies will result in a continuation of revenue and profit growth.

During April 2004, the Company installed a new Core Merchandising System, which is a computer-based information system that over time is expected to improve the Company’s ability to plan, buy and allocate merchandise more precisely.  Since the installation of the new merchandising system, the Company has experienced difficulties in generating all necessary merchandising related information. The Company believes that it made progress during the second quarter of 2004 in remedying problems associated with the Core Merchandising System.  Information to support the allocation function has returned to normal.  Management expects the balance of the information requirements most important to the buying process to be addressed during the third quarter of 2004, and the remaining system issues to be remedied by the end of fiscal year 2004.  However, the Company expects a residual impact to sales and earnings throughout the second half of 2004 as the Company cycles through merchandise imbalances created by these system issues.

Cost of Goods Sold.   Cost of goods sold as a percentage of sales for the three months ended July 31, 2004 increased approximately 160 basis points compared with the same period in the prior year.  This increase is largely attributable to the reduced leverage resulting from the 3% decrease in comparable store sales, higher distribution and logistics costs, and higher markdowns during the quarter. Distribution and logistics costs as a percentage of sales increased by approximately 80 basis points.  Distribution costs were also affected by lower productivity associated with the ramp-up of new distribution center systems.   Higher markdowns resulted in an approximate 55 basis point increase in cost of goods sold.  In addition, store occupancy costs as a percentage of sales increased by approximately 50 basis points, partially offset by an approximate 25 basis point decrease in other components of cost of good sold.

Cost of goods sold as a percentage of sales for the six months ended July 31, 2004, increased approximately 150 basis points compared with the same period in the prior year.  This increase is mainly attributable to the reduced leverage resulting from flat comparable store sales during the period.  In addition, distribution center expenses were negatively affected by recovery costs resulting from the partial roof collapse and temporary closing of the Fort Mill, South Carolina distribution center at the end of January 2004, as well as ramp-up expenses associated with the retrofit of the Carlisle, Pennsylvania center and the start-up phase of the Perris, California facility.  Distribution costs were also impacted by lower productivity associated with the ramp-up of new distribution center systems.  As a percentage of sales, distribution and logistics costs increased by approximately 115 basis points. In addition, dd’s DISCOUNTSSM buying-related expenses resulted in an approximate 25 basis point increase in cost of goods sold compared to the prior year.  Store occupancy costs as a percentage of sales increased by approximately 30 basis points.  This increase was partially offset by an approximate 20 basis point improvement in merchandise margin.

There can be no assurance that the gross profit margins realized for the three and six months ended July 31, 2004 will continue in the future.

Selling, General and Administrative Expenses.  For the three months ended July 31, 2004, selling, general and administrative expenses (SG&A) as a percentage of sales increased by approximately 55 basis points, primarily due to an approximate 60 basis point increase in store operating costs.  In addition,  depreciation and occupancy costs increased approximately 15 basis points primarily due to decreased leverage from the decline in comparable store sales. These expense pressures were partially offset by an approximate 20 basis point decline in general and administrative costs as a percentage of sales.

For the six months ended July 31, 2004, selling, general and administrative expenses (SG&A) as a percentage of sales increased by approximately 20 basis points, primarily due to an approximate 20 basis point increase in store operating costs and depreciation resulting from decreased leverage related to flat comparable store sales for the six months ended July 31, 2004.

Impairment of Long-Lived Assets.  During the second quarter, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark facility.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter of 2004 to write-down the carrying value of its Newark facility from a net book value of approximately $33 million to the estimated fair value of approximately $15 million.  The fair value of the Newark facility assets held for sale of approximately $15 million is included in “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.

Taxes on Earnings.  The Company’s effective tax rate for the three and six months ended July 31, 2004 and August 2, 2003 was approximately 39%, which represents the applicable Federal and State statutory rates reduced by the Federal benefit received for State taxes.  During 2004, the Company expects its effective tax rate to remain at approximately 39%.

Net Earnings.  The decrease in net earnings as a percentage of sales for the three months ended July 31, 2004, compared to the same period in the prior year, is due to higher cost of goods sold as a percentage of sales, higher selling, general and administrative costs as a percentage of sales and the impairment of long-lived assets in the second quarter.  Diluted earnings per share decreased by 37% as a result of a decrease in net earnings partially offset by a decrease in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

The decrease in net earnings as a percentage of sales for the six months ended July 31, 2004, compared to the same period in the prior year, is primarily due to higher cost of goods sold as a  percentage of sales, higher selling, general and administrative costs as a percentage of sales, and the impairment of long-lived assets in the second quarter.  Diluted earnings per share decreased by 21% as a result of a decrease in net earnings partially offset by a decrease in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The Company’s primary sources of funds for its business activities are cash flows from operations and short-term trade credit. The Company’s primary ongoing cash requirements are for seasonal and new store inventory purchases and capital expenditures in connection with new stores and investments in information systems and infrastructure.  The Company also uses cash to repurchase stock under its stock repurchase program and to pay dividends.

	Six Months Ended

($000)	July 31, 2004	August 2, 2003

Cash flows from Operating activities	$89,644	$154,829
Cash flows used in Investing activities	(56,466)	(70,366)
Cash flows used in Financing activities	(126,371)	(58,252)

Net increase (decrease) in cash and cash equivalents	$(93,193)	$26,211

Operating Activities

Net cash provided by operating activities was $89.6 million for the six months ended July 31, 2004, and $154.8 million for the six months ended August 2, 2003.  The primary source of cash from operations for the six months ended July 31, 2004 related to net earnings excluding non-cash expenses for depreciation and amortization and the second quarter impairment of long-lived assets, partially offset by cash used to finance merchandise inventory and other current assets. The decrease in cash flows from operations for the six months ended July 31, 2004 is primarily due to a decrease of accounts payable leverage (defined as accounts payable divided by merchandise inventory) from 57% at August 2, 2003 to 53% at July 31, 2004.  Working capital (defined as current assets less current liabilities) was $387 million as of July 31, 2004, compared to $330 million as of August 2, 2003. The Company’s primary source of liquidity is the sale of its merchandise inventory.  Management regularly reviews the age and condition of the merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through clearance markdowns.

Investing Activities

During the six-month periods ended July 31, 2004 and August 2, 2003, the Company spent approximately $56.5 million and $70.4 million, respectively, for capital expenditures (net of leased equipment) for fixtures and leasehold improvements to open new stores, implementation of management information systems, implementation of materials handling equipment and related distribution center systems and for various other expenditures for existing stores, merchant and corporate offices.  The Company opened 48 and 46 new stores during the six months ended July 31, 2004 and August 2, 2003, respectively.

The Company is forecasting approximately $145 million in capital expenditures for fiscal 2004 to fund fixtures and leasehold improvements to open 70 net new Ross stores and ten dd’s DISCOUNTSSM stores.  In addition, these capital expenditures are expected to cover the relocation, or remodel of existing stores, and investments in store and merchandising systems, distribution center equipment and systems and various central office expenditures. The Company expects to fund these expenditures out of cash flows from operations.

Financing Activities

During the six-month periods ended July 31, 2004 and August 2, 2003, liquidity and capital requirements were provided by cash flows from operations and trade credit.

The Company repurchased 4.5 million and 4.3 million shares of common stock for an aggregate purchase price of approximately $123.8 million and $83.6 million during the six month periods ended July 31, 2004 and August 2, 2003, respectively. These stock repurchases were funded by cash flows from operations.

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

The table below presents significant contractual payment obligations of the Company as of July 31, 2004:

($000) Contractual Obligations	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years	Total

Long-term debt	$—	$50,000	$—	$—	$50,000
Operating leases	214,393	368,299	294,485	379,638	1,256,815
Other financings:
Synthetic leases	10,631	11,484	8,181	17,727	48,023
Other synthetic lease obligations	—	87,237	—	56,000	143,237
Purchase obligations	750,210	11,579	956	780	763,525

Total contractual obligations	$975,234	$528,599	$303,622	$454,145	$2,261,600

Long-Term Debt.   The Company has a $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center.  Total borrowings under the term loan were $50 million as of July 31, 2004.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 2.8% at July 31, 2004.  All amounts outstanding under the term loan will be due and payable in December 2006.  Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.

Off-Balance Sheet Arrangements

Operating Leases.  Substantially all of the Company’s store sites, certain distribution centers, and the Company’s buying offices and new corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its former corporate headquarters and distribution center in Newark, California, and its distribution center in Carlisle, Pennsylvania.

In July 2003, the Company entered into an arrangement to lease certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems.  This lease is accounted for as an operating lease for financial reporting purposes.  The initial term of this lease is two years and the Company has options to renew the lease for three one-year periods.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company has guaranteed the value of the equipment at the end of the initial lease term and each renewal period, if exercised, at amounts not to exceed 57%, 43%, 27% and 10%, respectively, of the equipment’s estimated initial fair market value of $24 million. The Company’s obligation under the residual value guarantee at the end of the original lease term of 57% of the equipment’s initial fair value, or $13.3 million, is included in “Other synthetic lease obligations” in the table above.

In January 2004, the Company commenced its lease on its new corporate headquarters in Pleasanton, California. The lease has an initial term of 10.5 years with three five-year renewal options. The Company occupied the space in July 2004.

Other Financings.  The Company leases a 1.3 million square foot distribution center in Fort Mill, South Carolina. This distribution center, including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.   Monthly rent expense is currently payable at 75 basis points over 30-day LIBOR on the lease balance of $87.3 million.  At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the lease balance, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance.  The Company’s obligation under this residual value guarantee of $74.2 million is included in “Other synthetic lease obligations” in the table above.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Southern California distribution center and $1.5 million for the POS lease.  These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other,” respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities,” respectively, in the accompanying condensed consolidated balance sheets.

In addition, the Company leases two separate warehouse facilities in Carlisle, Pennsylvania with operating leases expiring through 2011.  In January 2004, the Company entered into a two-year lease with two one-year options for a warehouse facility in Fort Mill, South Carolina. These three leased facilities are being used primarily to store packaway merchandise.

The two synthetic lease facilities described above, as well as the Company’s long-term debt and revolving credit facility, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.  As of July 31, 2004, the Company was in compliance with these covenants.

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

Purchase Obligations.  As of July 31, 2004, the Company had purchase obligations of $763.5 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures, supplies, and information technology service and maintenance contracts.  Total merchandise inventory purchase orders of $697.0 million are all purchase obligations of less than one year.  In the course of working with the Company’s vendors, a portion of the amount shown as purchase obligations may be cancelable without penalty.

Commercial Credit Facilities

The table below presents significant commercial credit facilities available to the Company as of July 31, 2004:

($000)	Amount of Commitment Expiration Per Period				Total Amount Committed

Commercial Credit Available	Less than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years

Revolving credit facility*	$—	$—	$600,000	$—	$600,000
Standby letters of credit, excluding those secured by the revolving credit facility	28,176	—	—	—	28,176

Total commercial commitments	$28,176	$—	$600,000	$—	$628,176

*	Contains a $200 million sublimit for issuances of letters of credit, of which $37.1 million is outstanding and $162.9 million is available as of July 31, 2004.

Revolving Credit Facility.  During the quarter ended May 1, 2004, the Company entered into a $600 million revolving credit facility with its banks, which contains a $200 million sublimit for issuances of letters of credit of which $162.9 million was available at July 31, 2004.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  As of July 31, 2004, the Company had no borrowings outstanding under this facility.  This existing revolving credit facility is scheduled to expire in March 2009.

Standby Letters of Credit.  The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability claims.  The Company had $65.2 million and $70.9 million in standby letters of credit outstanding at July 31, 2004 and August 2, 2003, respectively.

Trade Letters of Credit.  The Company had $27.1 million and $22.9 million in trade letters of credit outstanding at July 31, 2004 and August 2, 2003, respectively.

Dividends.    In May 2004, a quarterly cash dividend payment of $.0425 per common share was declared by the Company’s Board of Directors, and was paid on July 1, 2004.  In August 2004, a quarterly cash dividend of $.0425 per common share was declared by the Company’s Board of Directors, payable on or about October 1, 2004.

Stock Repurchase Program.  In January 2004, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $350 million for 2004 and 2005.  During the six months ended July 31, 2004, the Company repurchased approximately 4.5 million shares for an aggregate purchase price of approximately $123.8 million.

The Company estimates that cash flows from operations, existing bank credit lines and trade credit are adequate to meet operating cash needs, fund the planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Relocation of Corporate Headquarters

During the second quarter, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark facility. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter 2004 to write-down the carrying value of its Newark facility from a net book value of approximately $33 million to the estimated fair value of approximately $15 million.  The fair value of the Newark facility assets held for sale of approximately $15 million is included in “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.

dd’s DISCOUNTSSM

During 2003, the Company announced the development of dd’s DISCOUNTSSM, a new off-price concept targeted to serve the needs of lower-income households, which it believes to be one of the fastest growing demographic markets in the country.  This new business will generally have similar merchandise departments and categories to that of Ross, but will feature a different mix of brands, consisting mostly of moderate and discount store labels at lower average price points.  The Company opened five dd’s DISCOUNTSSM locations in California during August 2004 and plans to open an additional five dd’s DISCOUNTSSM stores during September 2004.  The dd’s DISCOUNTSSM store prototype is about 25,000 gross square feet located in established strip shopping centers in densely populated urban and suburban neighborhoods.  The dd’s DISCOUNTSSM and Ross merchant, distribution and store organizations will be separate and distinct; however, dd’s DISCOUNTSSM will share certain corporate and support services with Ross.

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

Inventory.  The Company’s merchandise inventory is stated at the lower of cost or market with cost determined on a weighted average cost method.  The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as “packaway” inventory.  Packaway inventory is purchased with the intent that it will be stored in the Company’s warehouses until a later date, which may even be the beginning of the same selling season in the following year.  Included in the carrying value of the Company’s inventory is a provision for shrinkage.  The shrinkage reserve is based on historical shrinkage rates as evaluated through the Company’s physical inventory counts and cycle counts.  If actual market conditions are less favorable than those projected by management, or if sales or shrinkage rates of the inventory are different than anticipated, additional inventory write-downs may be required.

Long-lived Assets.  The Company records a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. During the second quarter, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark facility.  The Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter 2004 to write-down the carrying value of its Newark facility from its net book value of approximately $33 million to the estimated fair value of approximately $15 million.  The fair value of the Newark facility assets held for sale of approximately $15 million is included in “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets.  If the facility is sold for less than the estimated fair market value, an additional write-down would be required.

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

In particular, this report contains forward-looking statements regarding planned new store growth, the time needed to remedy difficulties with the new core merchandising systems and the severity, duration and financial impact of resulting in-store inventory imbalances, all of which are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from historical results or current expectations.  The Company is continuing to assess the implementation of new information systems, and cannot be certain that all problems have currently been discovered or that their scope is understood.

Risks and uncertainties that apply to both Ross and dd’s DISCOUNTSSM stores include, without limitation, the Company’s ability to successfully and quickly implement, integrate and correct difficulties in its new core merchandising system and various other new supply chain and merchandising systems, including generation of all necessary information in a timely and cost effective manner, interruptions in the Company’s ability to operate its distribution center network  in a timely and cost effective manner, the Company’s ability to continue to purchase attractive brand-name merchandise at desirable discounts, the anticipated relaxation of trade restrictions with China in January 2005, which may affect the Company’s buying strategies and price points,  the Company’s ability to obtain acceptable new store locations, the Company’s ability to identify and successfully enter new geographic markets, and the Company’s ability to attract and retain personnel with the retail talent necessary to execute its strategies.

The Company’s corporate headquarters, certain of its distribution centers and 30% of its stores are located in California.  Therefore, a downturn in the California economy or a major California natural disaster could significantly affect the Company’s operating results and financial condition.

In addition, the Company is subject to a number of risks and uncertainties that are common to companies in the retail apparel and home-related merchandise markets, including competitive pressures in the apparel industry, changes in the level of consumer spending on or preferences for apparel or home-related merchandise, changes in geopolitical conditions and deterioration or uncertainty regarding general economic conditions, or unseasonable weather trends.

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

Interest that is payable on the Company’s credit facilities and long-term debt is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under certain synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted its consolidated financial position, results of operations, or cash flows for the three and six months ended July 31, 2004. The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates or foreign exchange rates to be material.

The Company uses forward contracts to hedge against fluctuations in foreign currency prices. The fair value of the outstanding forward contracts at July 31, 2004 was immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, the Company’s management concluded that there was no such change during the second quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding shares of common stock repurchased by the Company during the second quarter of 2004 is as follows:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($000)

May (5/2/2004-5/29/2004)	423,639	$26.48	419,971	$280,000
June (5/30/2004-7/3/2004)	1,164,283	$26.68	1,165,000	$249,000
July (7/4/2004-7/31/2004)	1,014,619	$23.31	973,032	$226,000
Total	2,602,541	$25.34	2,558,003	$226,000

(1) The Company acquired 44,538 shares for the quarter ended July 31, 2004 related to required income tax withholdings for restricted stock.  All remaining shares were repurchased under the $350 million stock repurchase program publicly announced on February 5, 2004, which expires February 4, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders, held on May 20, 2004 (the “2004 Annual Meeting”), the stockholders of the Company voted on and approved the following proposals:

Proposal 1: To elect three Class III directors (Michael J. Bush, Norman A. Ferber and James C. Peters) for a three-year term.

Proposal 2: To approve the Ross Stores, Inc. 2004 Equity Incentive Plan.

Proposal 3: To approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 600,000,000 shares.

Proposal 4: To ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending January 29, 2005.

2004 ANNUAL MEETING ELECTION RESULTS

PROPOSAL 1:  ELECTION OF DIRECTORS

DIRECTOR	IN FAVOR	WITHHELD	TERM EXPIRES

Michael J. Bush	82,689,637	54,714,501	2007
Norman A. Ferber	79,953,877	57,450,261	2007
James C. Peters	88,786,421	48,617,717	2007

PROPOSAL 2:  APPROVAL OF THE ROSS STORES, INC. 2004 EQUITY INCENTIVE PLAN

IN FAVOR	AGAINST	ABSTAIN	BROKER NON-VOTES

68,359,879	59,742,097	105,743	9,196,419

PROPOSAL 3:  APPROVAL OF AN AMENDMENT TO THE COMPANY’S CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FROM 300,000,000 TO 600,000,000 SHARES

FOR	AGAINST	ABSTAIN

100,004,723	37,347,577	51,838

PROPOSAL 4:  RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS FOR THE FISCAL YEAR ENDING JANUARY 29, 2005

FOR	AGAINST	ABSTAIN

115,925,503	21,437,196	41,439

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

(b)	Reports on Form 8-K

During the period that is the subject of this quarterly report, the Company furnished current reports on Form 8-K, to reference and include as exhibits press releases issued to the public by the Company, on the following dates:

1. May 6, 2004 – reporting under Item 12.
2. May 19, 2004 – reporting under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ROSS STORES, INC.
Registrant

Date: September 9, 2004	/s/ J. CALL

John G. Call Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Amendment of Certificate of Incorporation dated May 21, 2004, Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.30	Second Amendment to the Employment Agreement between Irene Jamieson and Ross Stores, Inc., effective as of May 1, 2004.

10.31	Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 15, 2004.

10.32	Form of Stock Option Agreement for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan.

10.33	Form of Restricted Stock Agreement for stock awards granted pursuant to the Ross Stores, Inc. 2004 Equity Incentive Plan.

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.