Form 10-Q
period 2004-10-30
ROSS STORES INC
filed 2004-12-09
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

or

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

     The number of shares of Common Stock, with $.01 par value, outstanding on November 18, 2004 was 146,789,488.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended

($000, except stores and per share data, unaudited)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

SALES	$1,027,744	$976,940	$3,028,236	$2,821,834
COSTS AND EXPENSES
Cost of goods sold, including related buying, distribution and occupancy costs	804,521	730,245	2,328,259	2,107,699
Selling, general and administrative	162,509	163,962	487,599	460,933
Impairment/(gain on disposal) of long-lived assets	(2,182)	—	15,818	—
Interest expense (income), net	391	(142)	897	(273)

Total costs and expenses	965,239	894,065	2,832,573	2,568,359

Earnings before taxes	62,505	82,875	195,663	253,475
Provision for taxes on earnings	24,439	32,404	76,504	99,109

Net earnings	$38,066	$50,471	$119,159	$154,366

EARNINGS PER SHARE
Basic	$.26	$.33	$.80	$1.01
Diluted	$.26	$.33	$.79	$.99

WEIGHTED AVERAGE SHARES OUTSTANDING (000)
Basic	146,199	151,290	148,071	152,646
Diluted	148,604	154,476	150,983	155,480

Stores open at end of period	651	573	651	573

     See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000)	October 30, 2004	January 31, 2004	November 1, 2003

	(Unaudited)	(Note A)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (includes $10,000 of restricted cash)	$57,787	$201,546	$117,717
Accounts receivable	33,077	25,292	26,310
Merchandise inventory	999,603	841,491	866,864
Prepaid expenses and other	48,052	29,467	31,034
Deferred income taxes	22,742	22,742	16,645

Total current assets	1,161,261	1,120,538	1,058,570
PROPERTY AND EQUIPMENT
Land and buildings	29,342	57,057	54,772
Fixtures and equipment	607,211	517,350	457,408
Leasehold improvements	285,505	254,968	246,600
Construction-in-progress	14,097	74,507	107,769

	936,155	903,882	866,549
Less accumulated depreciation and amortization	434,186	419,683	399,752

Property and equipment, net	501,969	484,199	466,797
Other long-term assets	58,005	52,473	50,850

Total assets	$1,721,235	$1,657,210	$1,576,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$512,672	$448,044	$448,029
Accrued expenses and other	168,147	142,370	150,192
Accrued payroll and benefits	97,367	112,284	99,834
Income taxes payable	—	9,146	37,785

Total current liabilities	778,186	711,844	735,840
Long-term debt	50,000	50,000	50,000
Other long-term liabilities	69,092	60,238	57,693
Deferred income taxes	87,929	79,709	41,666

Total liabilities	985,207	901,791	885,199
STOCKHOLDERS’ EQUITY
Common stock	1,472	1,514	1,514
Additional paid-in capital	428,210	412,104	387,150
Treasury stock	(11,188)	(3,656)	(3,352)
Deferred compensation	(22,573)	(26,892)	(26,703)
Retained earnings	340,107	372,349	332,409

Total stockholders’ equity	736,028	755,419	691,018

Total liabilities and stockholders’ equity	$1,721,235	$1,657,210	$1,576,217

     See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

($000, unaudited)	October 30, 2004	November 1, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$119,159	$154,366
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	66,415	54,740
Impairment of long-lived assets	15,818	—
Change in assets and liabilities:
Merchandise inventory	(158,112)	(150,346)
Other current assets, net	(26,370)	(2,091)
Accounts payable	71,054	55,292
Other current liabilities	1,713	59,518
Other long-term, net	10,541	1,222

Net cash provided by operating activities	100,218	172,701

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(105,657)	(109,261)
Proceeds from sale of Newark facility	17,400	—

Net cash used in investing activities	(88,257)	(109,261)

CASH FLOWS USED IN FINANCING ACTIVITIES
Issuance of common stock related to stock plans, net	20,982	20,415
Proceeds from long-term debt	—	25,000
Treasury stock related to tax withholding	(7,532)	(3,352)
Repurchase of common stock	(150,141)	(125,214)
Dividends paid	(19,029)	(13,221)

Net cash used in financing activities	(155,720)	(96,372)

Net decrease in cash and cash equivalents	(143,759)	(32,932)
Cash and cash equivalents:
Beginning of period	201,546	150,649

End of period	$57,787	$117,717

     See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended October 30, 2004 and November 1, 2003
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation.     The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments necessary to present fairly the financial position at October 30, 2004 and November 1, 2003; the results of operations for the three and nine months ended October 30, 2004 and November 1, 2003; and changes in cash flows for the nine months ended October 30, 2004 and November 1, 2003.  The balance sheet at January 31, 2004, presented herein, has been derived from the audited financial statements of the Company as of the fiscal year then ended.

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

The results of operations for the three and nine-month periods herein presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements as of October 30, 2004 and November 1, 2003, and for the three and nine months then ended have been reviewed, prior to filing, by the registrant’s independent registered public accounting firm whose report covering their review of the financial statements is included in this report on page 8.

Reclassifications.     Certain reclassifications have been made in the 2003 financial statements to conform to the current presentation.

Treasury Stock.     The Company records treasury stock purchases at cost.  Treasury stock consists of shares used for tax withholding purposes related to grants of restricted stock to employees.

Stock-Based Compensation.     The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because the Company grants stock option awards at fair market value, no compensation expense is recorded at issuance.  Deferred compensation related to restricted stock is recorded based on the market value of the shares awarded at the date of grant and is amortized to compensation expense on a straight-line basis over the vesting period.  The disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” are set forth below.

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended

($000, except per share data)		October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Net earnings	As reported	$38,066	$50,471	$119,159	$154,366
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		2,054	1,975	6,543	6,321
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(4,188)	(4,071)	(13,304)	(12,865)

Net earnings	Pro forma	$35,932	$48,375	$112,398	$147,822

Basic earnings per share	As reported	$.26	$.33	$.80	$1.01
	Pro forma	$.25	$.32	$.76	$.97
Diluted earnings per share	As reported	$.26	$.33	$.79	$.99
	Pro forma	$.24	$.32	$.75	$.96

At October 30, 2004, the Company had two stock-based compensation plans. SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Nine Months Ended

Stock Options	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Expected life from grant date (years)	3.1	2.8	3.1	3.0
Expected volatility	38.5%	39.4%	37.1%	43.9%
Risk-free interest rate	3.0%	2.0%	2.8%	2.0%
Dividend yield	0.7%	0.5%	0.6%	0.5%

	Three Months Ended		Nine Months Ended

Employee Stock Purchase Plan	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Expected life from grant date (years)	1.0	1.0	1.0	1.0
Expected volatility	28.3%	31.7%	28.3%	31.7%
Risk-free interest rate	1.3%	1.4%	1.3%	1.4%
Dividend yield	0.5%	0.5%	0.5%	0.5%

The weighted average fair values per share of stock options granted for the three-month periods ended October 30, 2004 and November 1, 2003, were $6.61 and $6.43, and for the nine-month periods ended October 30, 2004 and November 1, 2003, were $7.78 and $6.21, respectively.  The weighted average fair values per share of employee stock purchase awards for the three-month periods ended October 30, 2004 and November 1, 2003, were $6.81 and $5.93, and for the nine-month periods ended October 30, 2004 and November 1, 2003, were $6.81 and $5.97, respectively.

Note B:     Earnings Per Share (“EPS”)

SFAS No. 128, “Earnings Per Share,” requires earnings per share to be computed and reported as both basic EPS and diluted EPS.  Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if options to issue common stock were exercised into common stock.

For the three months ended October 30, 2004 and November 1, 2003, there were approximately 1,834,000 and 30,000 shares, and for the nine months ended October 30, 2004 and November 1, 2003, there were approximately 1,057,000 and 291,000 shares, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Nine Months Ended

	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

October 30, 2004
Shares	146,199	2,405	148,604	148,071	2,912	150,983
Amount	$.26	$.00	$.26	$.80	$(.01)	$.79
November 1, 2003
Shares	151,290	3,186	154,476	152,646	2,834	155,480
Amount	$.33	$.00	$.33	$1.01	$(.02)	$.99

Note C:     Impairment/Gain on Disposal of Long-Lived Assets

During the second quarter, the Company relocated its corporate headquarters from Newark, California (“Newark Facility”) to Pleasanton, California and decided to pursue a sale of its Newark Facility.  The Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter 2004 to write-down the carrying value of its Newark Facility from its net book value of approximately $33 million to the estimated fair value at the time of approximately $15 million.  During the third quarter, the Company sold the Newark Facility for net proceeds of approximately $17 million.  The Company recognized a gain (reduction in impairment loss) of approximately $2 million in the third quarter 2004 on the sale of its Newark Facility.  For the nine months ended October 30, 2004, the net impairment charge recognized by the Company was approximately $16 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 30, 2004 and November 1, 2003, and the related condensed consolidated statements of earnings for the three-month and nine-month periods then ended, and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

December 8, 2004

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

Overview

The Company is the second largest off-price apparel retail company in the United States, with 651 stores in 26 states and Guam at October 30, 2004.  The Company’s primary strategy has been a continued focus on pursuing and refining its existing off-price business, and steadily expanding the number of stores and its geographic markets.  In establishing growth objectives for the business, the Company closely monitors market share trends for the off-price industry.  According to data from the NPD Group, which provides global sales and marketing information on the retail industry, the off-price share of total apparel sales in 2003 grew to 7.8% from 7.4% in 2002, reflecting the ongoing importance of value to consumers.  Full-priced department stores and mass merchandise retailers experienced a decline in apparel market share over the same period.  The Company’s strategies are designed to take advantage of these growth trends and continued customer demand for name-brand fashions for the family and the home at competitive everyday discounts.

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

Results of Operations

	Three Months Ended		Nine Months Ended

	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

SALES
Sales (millions)	$1,028	$977	$3,028	$2,822
Sales growth	5.2%	12.3%	7.3%	9.9%
Change in comparable store sales	(3)%	2%	(1)%	0%
COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying, distribution and occupancy costs	78.3%	74.7%	76.9%	74.7%
Selling, general and administrative	15.8%	16.8%	16.1%	16.3%
Impairment/(gain on disposal) of long-lived assets	(0.2)%	—	0.5%	—
EARNINGS BEFORE TAXES	6.1%	8.5%	6.5%	9.0%

NET EARNINGS	3.7%	5.2%	3.9%	5.5%

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

	Three Months Ended		Nine Months Ended

	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Stores at the beginning of the period	616	553	568	507
Stores opened in the period	35	20	83	66

Stores at the end of the period	651	573	651	573

Sales.      Sales increased $50.8 million, or 5%, for the three months ended October 30, 2004 compared to the same period in the prior year due to the opening of 83 new stores during the first nine months of 2004, and the impact of the stores opened in 2003, partially offset by a 3% decrease in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months).  For the nine months ended October 30, 2004, sales increased $206.4 million, or 7%, compared to the same period in the prior year due to the opening of 83 new stores during the period, and the impact of the stores opened in 2003, partially offset by a 1% decrease in comparable store sales.

The Company’s sales mix for the three and nine months ended October 30, 2004 and November 1, 2003 was as follows:

	Three Months Ended		Nine Months Ended

	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Ladies	37%	35%	37%	35%
Home accents and bed and bath	20%	20%	19%	19%
Men’s	14%	16%	16%	17%
Fine jewelry, accessories, lingerie and fragrances	12%	11%	12%	12%
Children’s	9%	10%	7%	9%
Shoes	8%	8%	9%	8%

Total	100%	100%	100%	100%

Management expects to address the competitive climate for apparel and home goods off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen its organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional merchandise offerings.  Although the Company’s existing strategies and store expansion program contributed to sales gains for the three and nine month periods ended October 30, 2004, there can be no assurance that these strategies will result in a continuation of revenue growth or profit growth.

During April 2004, the Company installed a new Core Merchandising System, which is a computer-based information system that over time is expected to improve the Company’s ability to plan, buy and allocate merchandise more precisely.  Since the installation of the new merchandising system, the Company has experienced difficulties in generating all necessary merchandising related information.  Although the Company is unable to quantify the impact, it believes the Core Merchandising System problems have had an adverse effect on third quarter and year to date sales and earnings.  The Company continued to make progress during the third quarter of 2004 in remedying the problems associated with the Core Merchandising System.  Information to support the allocation function returned to normal during the second quarter of 2004.  In addition, the information requirements that the Company believes are most important to the buying process were addressed during the third quarter of 2004.  The Company anticipates remedying the remaining merchant reporting issues by the end of fiscal year 2004.  The Company continues to expect a residual impact to its sales and earnings throughout the fourth quarter of 2004 as it cycles through merchandise imbalances created by these system issues.

Cost of Goods Sold.     Cost of goods sold increased $74.3 million for the three months ended October 30, 2004 compared to the same period in the prior year mainly due to increased sales from the opening of 83 new stores during the year to date period, the impact of the stores opened in 2003, and increased distribution and logistics costs.

Cost of goods sold as a percentage of sales for the three months ended October 30, 2004 increased approximately 350 basis points compared with the same period in the prior year.  This increase is largely attributable to higher distribution and logistics costs, lower merchandise gross margin during the quarter largely due to higher markdowns and lower initial mark-ups, the reduced leverage resulting from the 3% decrease in comparable store sales, and increased occupancy and buying expenses related to dd’s DISCOUNTSSM. Distribution and logistics costs as a percentage of sales increased by approximately 160 basis points due mainly to lower productivity

associated with new distribution center systems.   Higher markdowns and lower initial mark-ups  contributed to an approximate 120 basis point increase in merchandise cost of goods sold.  In addition, store occupancy costs as a percentage of sales increased by approximately 45 basis points.  Buying costs related to dd’s DISCOUNTSSM as a percentage of sales increased by approximately 25 basis points compared to the prior year.

Cost of goods sold increased $220.6 million for the nine months ended October 30, 2004 compared to the same period in the prior year, reflecting increased sales from the opening of 83 new stores during the period, the impact of the stores opened in 2003, increased distribution and logistics costs, lower merchandise gross margins, and increased occupancy and buying expenses related to dd’s DISCOUNTSSM.

Cost of goods sold as a percentage of sales for the nine months ended October 30, 2004, increased approximately 220 basis points compared with the same period in the prior year.  This increase is largely attributable to higher distribution and logistics costs, lower merchandise gross margin during the period largely due to higher markdowns and lower initial mark-ups, the reduced leverage resulting from the 1% decrease in comparable store sales during the period, and increased occupancy and buying expenses related to dd’s DISCOUNTSSM.  As a percentage of sales, distribution and logistics costs increased by approximately 130 basis points mainly due to lower productivity associated with new distribution center systems.  In addition, the Company incurred recovery costs resulting from the partial roof collapse and temporary closing of the Fort Mill, South Carolina distribution center at the end of January 2004.  The Company continues to pursue potential insurance coverage with the various entities involved, although there can be no assurances regarding the amount of any recovery.  In addition, an approximate 30 basis point increase in cost of goods sold compared to the prior year was the result of dd’s DISCOUNTSSM buying-related expenses.  Store occupancy costs as a percentage of sales increased by approximately 35 basis points and merchandise margin decreased by approximately 25 basis points compared to the same period in the prior year.

There can be no assurance that the gross profit margins realized for the three and nine months ended October 30, 2004 will continue in the future.

Selling, General and Administrative Expenses.     Selling, general, and administrative expenses decreased $1.5 million for the three months ended October 30, 2004 compared to the same period in the prior year due primarily to lower management incentive plan costs, partially offset by increased store operating costs reflecting the opening of 83 new stores during the nine month period, and the impact of the stores opened in 2003.

For the three months ended October 30, 2004, selling, general and administrative expenses as a percentage of sales decreased by approximately 100 basis points.  Approximately 150 basis points of the decline related to lower incentive plan expenses in the third quarter, combined with a reversal of incentive plan costs accrued during the first six months of the year.  This decrease was partially offset by a 30 basis point increase in store payroll and benefit costs, and a 20 basis point increase in depreciation resulting from decreased leverage related to the 3% decline in comparable store sales for the three months ended October 30, 2004.

For the nine months ended October 30, 2004, selling, general and administrative expenses increased $26.7 million compared to the same period in the prior year, due to increased store operating costs reflecting the opening of 83 new stores during the period, partially offset by lower incentive plan costs.

Selling, general and administrative expenses as a percentage of sales decreased by approximately 25 basis points, primarily due to an approximate 65 basis point decrease in incentive plan costs and a 5 basis point decrease in occupancy.  This decrease was partially offset by a 30 basis point increase in store payroll and benefit costs as a percentage of sales, and a 15 basis point increase in depreciation resulting from decreased leverage related to the 1% decline in comparable store sales for the nine months ended October 30, 2004.

Impairment/Gain on Disposal of Long-Lived Assets.     During the second quarter, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark Facility.  The Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter 2004 to write-down the carrying value of its Newark Facility from its net book value of approximately $33 million to the estimated fair value at the time of approximately $15 million.  During the third quarter, the Company sold the Newark Facility for net proceeds of approximately $17 million.  The Company recognized a gain (reduction in impairment loss) of approximately $2 million in the third quarter 2004 on the sale of its Newark Facility.  For the nine months ended October 30, 2004, the net impairment charge recognized by the Company was approximately $16 million.

Taxes on Earnings.     The Company’s effective tax rate for the three and nine months ended October 30, 2004 and November 1, 2003 was approximately 39%, which represents the applicable Federal and State statutory rates reduced by the Federal benefit received for State taxes.  During 2004, the Company expects its effective tax rate to remain at approximately 39%.

Net Earnings.     Net earnings decreased $12.4 million for the three months ended October 30, 2004 compared to the same period in the prior year due to higher cost of goods sold, partially offset by lower selling, general and administrative expenses and the gain on the sale of the Newark Facility.  As a percentage of sales, net earnings decreased for the three months ended October 30, 2004, compared to the same period in the prior year due to higher cost of goods sold as a percentage of sales.  Diluted earnings per share decreased by 21% as a result of a decrease in net earnings partially offset by a decrease in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

Net earnings decreased $35.2 million for the nine months ended October 30, 2004 compared to the same period in the prior year due to higher cost of goods sold and higher selling, general and administrative expenses, and the impairment of long-lived assets during the second quarter.  As a percentage of sales, net earnings decreased for the nine months ended October 30, 2004, compared to the same period in the prior year, primarily due to higher cost of goods sold as a percentage of sales and the impairment of long-lived assets in the second quarter.  Diluted earnings per share decreased by 20% as a result of a decrease in net earnings partially offset by a decrease in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

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

	Nine Months Ended

($000)	October 30, 2004	November 1, 2003

Cash flows from operating activities	$100,218	$172,701
Cash flows used in investing activities	(88,257)	(109,261)
Cash flows used in financing activities	(155,720)	(96,372)

Net decrease in cash and cash equivalents	$(143,759)	$(32,932)

Operating Activities

Net cash provided by operating activities was $100.2 million for the nine months ended October 30, 2004, and $172.7 million for the nine months ended November 1, 2003.  The primary source of cash from operations for the nine months ended October 30, 2004 related to net earnings excluding non-cash expenses for depreciation and amortization and the second quarter impairment of long-lived assets, partially offset by cash used to finance merchandise inventory and other current assets. The decrease in cash flows from operations for the nine months ended October 30, 2004 is primarily due to lower earnings, reduced incentive plan accruals and prepayment of taxes.  Working capital (defined as current assets less current liabilities) was $383.1 million as of October 30, 2004, compared to $322.7 million as of November 1, 2003. The Company’s primary source of liquidity is the sale of its merchandise inventory.  Management regularly reviews the age and condition of its merchandise and is able to maintain current inventory in its stores through the replenishment processes and liquidation of non-current merchandise through clearance markdowns.

Investing Activities

During the nine-month periods ended October 30, 2004 and November 1, 2003, the Company spent approximately $105.7 million and $109.3 million, respectively, for capital expenditures (excluding leased equipment) for fixtures and leasehold improvements to open new stores, implementation of management information systems, implementation of materials handling equipment and related distribution center systems and for various other expenditures for existing stores, merchant and corporate offices.  The Company opened 83 and 66 new stores during the nine months ended October 30, 2004 and November 1, 2003, respectively.  In addition, during the nine-month period ended October 30, 2004, the Company received approximately $17.4 million in proceeds from the sale of the Newark Facility.

The Company is forecasting approximately $145 million in capital expenditures for fiscal 2004 to fund fixtures and leasehold improvements to open 71 net new Ross stores and ten dd’s DISCOUNTSSM stores. In addition, these capital expenditures are expected to cover the relocation, or remodel of existing stores, and investments in store and merchandising systems, distribution center equipment and systems and various central office expenditures.  The Company expects to fund these expenditures out of cash flows from operations.

Financing Activities

During the nine-month periods ended October 30, 2004 and November 1, 2003, liquidity and capital requirements were provided by cash flows from operations and trade credit.

The Company repurchased 5.6 million and 5.9 million shares of common stock for an aggregate purchase price of approximately $150.1 million and $125.2 million during the nine-month periods ended October 30, 2004 and November 1, 2003, respectively. These stock repurchases were funded by cash flows from operations.

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

The table below presents significant contractual payment obligations of the Company as of October 30, 2004:

($000) Contractual Obligations	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years	Total

Long-term debt	$1,715	$52,001	$—	$—	$53,716
Operating leases	209,978	371,926	294,789	388,595	1,265,288
Other financings:
Synthetic leases	11,059	10,063	8,182	15,340	44,644
Other synthetic lease obligations	—	89,598	—	56,000	145,598
Purchase obligations	603,087	7,977	826	783	612,673

Total contractual obligations	$825,839	$531,565	$303,797	$460,718	$2,121,919

Long-Term Debt.     The Company has a $50 million senior unsecured term loan agreement to finance the equipment and information systems for the new Southern California distribution center.  Total borrowings under the term loan were $50 million as of October 30, 2004.  The Company has estimated interest on long-term debt of $3.7 million during the term of the loan, which is calculated based upon prevailing interest rates (LIBOR plus 150 basis points) and is included in “Long-term debt” in the table above.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 3.3% at October 30, 2004.  All amounts outstanding under the term loan will be due and payable in December 2006.  Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.

Off-Balance Sheet Arrangements

Operating Leases.     Substantially all of the Company’s store sites, certain distribution centers, and the Company’s buying offices and new corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution center in Carlisle, Pennsylvania.

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems.  These leases are accounted for as operating leases for financial reporting purposes.  The initial terms of these leases are typically two years and the Company typically has options to renew the leases for three one-year periods respectively.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company has guaranteed the value of the equipment at the end of the respective initial lease terms of $15.4 million, which is included in “Other synthetic lease obligations” in the table above.

In January 2004, the Company commenced its lease on its new corporate headquarters in Pleasanton, California. The lease has an initial term of 10.5 years with three five-year renewal options. The Company occupied the space in July 2004.

In October 2004, the Company entered into a leaseback to use a portion of the Newark Facility to support distribution activities for dd’s DISCOUNTSSM for an initial lease term of two years with three one-year renewal options, a minor part of its remaining useful life.

Other Financings.     The Company leases a 1.3 million square foot distribution center in Fort Mill, South Carolina. This distribution center, including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.   Monthly rent expense is currently payable at 75 basis points over 30-day LIBOR on the lease balance of $87.3 million.  The Company has estimated interest on the lease which is calculated based upon prevailing interest rates (LIBOR plus 75 basis points) and is included in “Other synthetic lease obligations” in the table above.   At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance.  The Company’s obligation under this residual value guarantee of $74.2 million is included in “Other synthetic lease obligations” in the table above.

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

The synthetic lease facilities described above, as well as the Company’s long-term debt and revolving credit facility, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.  As of October 30, 2004, the Company was in compliance with these covenants.

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

Purchase Obligations.     As of October 30, 2004, the Company had purchase obligations of $612.7 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures, supplies, and information technology service and maintenance contracts.  Total merchandise inventory purchase orders of $563.7 million are all purchase obligations of less than one year.

Commercial Credit Facilities

The table below presents significant commercial credit facilities available to the Company as of October 30, 2004:

	Amount of Commitment Expiration Per Period				Total Amount Committed

($000) Commercial Credit Available	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years

Revolving credit facility*	$—	$—	$600,000	$—	$600,000
Standby letters of credit, excluding those secured by the revolving credit facility	10,000	—	—	—	10,000

Total commercial commitments	$10,000	$—	$600,000	$—	$610,000

* Contains a $200 million sublimit for issuances of letters of credit, of which $50.7 million was outstanding and $149.3 million was available as of October 30, 2004.

Revolving Credit Facility.     During the quarter ended May 1, 2004, the Company entered into a $600 million revolving credit facility with its banks, which contains a $200 million sublimit for issuances of letters of credit of which $149.3 million was available at October 30, 2004.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  As of October 30, 2004, the Company had no borrowings outstanding under this facility.  This existing revolving credit facility is scheduled to expire in March 2009.

Standby Letters of Credit.     The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability claims.  The Company had $60.7 million and $67.3 million in standby letters of credit outstanding at October 30, 2004 and November 1, 2003, respectively.

Trade Letters of Credit.     The Company had $18.7 million and $15.7 million in trade letters of credit outstanding at October 30, 2004 and November 1, 2003, respectively.

Dividends.      In May 2004, a quarterly cash dividend payment of $.0425 per common share was declared by the Company’s Board of Directors, and was paid on July 1, 2004.  In August 2004, a quarterly cash dividend of $.0425 per common share was declared by the Company’s Board of Directors, and was paid on October 1, 2004.  On November 17, 2004, a quarterly cash dividend of $.0425 per common share was declared by the Company’s Board of Directors, payable on or about January 3, 2005, to stockholders of record as of December 8, 2004.

Stock Repurchase Program.     In January 2004, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $350 million for 2004 and 2005.  During the nine months ended October 30, 2004, the Company repurchased approximately 5.6 million shares for an aggregate purchase price of approximately $150 million.

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

Risks and uncertainties that apply to both Ross and dd’s DISCOUNTSSM stores include, without limitation, the Company’s ability to successfully and quickly implement, integrate and correct difficulties in its new core merchandising system and various other new supply chain and merchandising systems, including generation of all necessary information in a timely and cost effective manner, interruptions in the Company’s ability to operate its distribution center network  in a timely and cost effective manner, achieving and maintaining targeted levels of productivity and efficiency in its distribution centers, the Company’s ability to continue to purchase attractive brand-name merchandise at desirable discounts, the anticipated relaxation of trade restrictions with China in January 2005, which may affect the Company’s buying strategies and price points,  the Company’s ability to obtain acceptable new store locations, the Company’s ability to identify and successfully enter new geographic markets, and the Company’s ability to attract and retain personnel with the retail talent necessary to execute its strategies.

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

The Company’s continued success depends, in part, upon its ability to increase sales at existing locations, and to open new stores and to operate stores on a profitable basis.  There can be no assurance that the Company’s existing strategies and store expansion program will result in a continuation of revenue growth or profit growth.

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

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted its consolidated financial position, results of operations, or cash flows for the three and nine months ended October 30, 2004. The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates or foreign exchange rates to be material.

The Company uses forward contracts to hedge against fluctuations in foreign currency prices. The Company had no outstanding forward contracts at October 30, 2004.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on that evaluation, the Company’s management concluded that there was no such change during the third quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II – OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding shares of common stock repurchased by the Company during the third quarter of 2004 is as follows:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($000)

August (8/1/2004-8/28/2004)	264,000	$22.46	264,000	$220,000
September (8/29/2004-10/2/2004)	487,734	$23.35	487,734	$209,000
October (10/3/2004-10/30/2004)	496,770	$23.59	379,642	$200,000

Total	1,248,504	$23.36	1,131,376	$200,000

(1)  The Company acquired 117,128 shares for the quarter ended October 30, 2004 related to required income tax withholdings for restricted stock.  All remaining shares were repurchased under the $350 million stock repurchase program publicly announced on February 5, 2004, which expires February 4, 2006.

ITEM 6.	EXHIBITS

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ROSS STORES, INC.
Registrant

Date: December 9, 2004	/s/ J. CALL

John G. Call
Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1

Amendment of Certificate of Incorporation dated May 21, 2004, Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 8, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.