Form 10-K
period 2005-01-29
ROSS STORES INC
filed 2005-04-14
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 31, 2004 was $3,316,391,262, based on the closing price on that date as reported by the NASDAQ Stock Market®.  Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 25, 2005 was 147,734,643.

Documents incorporated by reference:
Portions of the Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders, which will be filed on or before May 31, 2005, are incorporated herein by reference into Part III.

EXPLANATORY NOTE – RESTATEMENT OF CONSOLIDATED FINANCIAL
STATEMENTS FOR FISCAL YEARS 2003 AND PRIOR

This Annual Report on Form 10-K for the fiscal year ended January 29, 2005 includes consolidated financial statements which have been restated for the years ended January 31, 2004 (“fiscal 2003”) and prior.  The restatement adjustments are to account for tenant improvement allowances and “rent holidays” in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  See Note B to the Company’s consolidated financial statements for additional discussion.

PART I

ITEM 1.          BUSINESS

Ross Stores, Inc. (the “Company”) operates two chains of off-price retail apparel and home accessories stores, which target value-conscious men and women between the ages of 25 and 54, primarily in middle income households.  The decisions of the Company, from merchandising, purchasing and pricing, to the location of its stores, are aimed at this customer base.  The Company offers brand-name and designer merchandise at low everyday prices, generally 20% to 60% below regular prices of most department and specialty stores.  The Company believes it derives a competitive advantage by offering a wide assortment of quality brand-name merchandise within each of its merchandise categories in an organized and easy-to-shop environment.

The Company’s mission is to offer competitive values to its target customer by focusing on the following key strategic objectives:

•	Achieve an appropriate level of recognizable brands and labels at strong discounts throughout the store.
•	Meet customer needs on a more regional basis.
•	Deliver an in-store shopping experience that reflects the expectations of the off-price customer.
•	Manage real estate growth to increase market share in major markets.

The original Ross Stores, Inc. was incorporated in California in 1957.  In August 1982, the Company was purchased by some of its then and current directors and stockholders.  The original six stores acquired were completely refurbished in the Company’s off-price format and stocked with new merchandise.  In June 1989, the Company reincorporated in the state of Delaware.  During 2004, the Company opened its first ten dd’s DISCOUNTSSM stores, a new off-price concept targeted to serve the needs of lower income households.

Merchandising, Purchasing and Pricing

The Company seeks to provide its customers with a wide assortment of first-quality, in-season, brand-name apparel, accessories and footwear for the entire family at everyday savings of 20% to 60% below regular department and specialty store prices, as well as similar savings on fragrances, items for the home, bed and bath merchandise and related accessories.  The Company sells recognizable branded merchandise that is current and fashionable in each category.  New merchandise typically is received from three to five times per week at the Company’s stores.  The Company’s buyers review their merchandise assortments on a weekly basis, enabling them to respond to selling trends and purchasing opportunities in the market. The Company’s merchandising strategy is reflected in its advertising, which emphasizes a strong value message -- the Company’s customers will find great savings every day on a broad assortment of brand-name merchandise.

Merchandising.  The Company’s merchandising strategy incorporates a combination of off-price buying techniques to purchase advance-of-season, in-season, and past-season merchandise.  Management believes nationally recognized name brands sold at compelling discounts will continue to be an important determinant of its success.  The Company generally leaves the brand-name label on the merchandise it sells.

The Company has established a merchandise assortment that it believes is attractive to its target customer.  Although the Company offers fewer classifications of merchandise than most department stores, the Company generally offers a large selection of brand names within each classification with a wide assortment of vendors, labels, prices, colors, styles and fabrics within each size or item.  Over the past several years, the Company has diversified its merchandise offerings by adding new product categories such as maternity, small furniture or furniture accents, educational toys and games, luggage, gourmet food and cookware, sporting goods and, in select stores, fine jewelry.  Total comparable store sales by department in fiscal 2004 were approximately as follows:  Ladies 34%, Home Accents and Bed and Bath 21%, Men’s 16%, Fine Jewelry, Accessories, Lingerie and Fragrances 12%, Children’s 9% and Shoes 8%.

Purchasing.  The Company has a network of approximately 4,000 vendors and manufacturers and believes it has adequate sources of first-quality merchandise to meet its requirements.  The Company purchases the vast majority of its merchandise directly from manufacturers and has not experienced any difficulty in obtaining sufficient merchandise inventory.

The Company believes that its ability to effectively execute certain off-price buying strategies is a key factor in its success.  The Company’s buyers use a number of methods that enable the Company to offer its customers brand-name merchandise at strong everyday discounts relative to department and specialty stores.  By purchasing later in the merchandise buying cycle than department and specialty stores, the Company is able to take advantage of imbalances between retailers’ demand for products and manufacturers’ supply of those products.

Unlike most department and specialty stores, the Company does not typically require that manufacturers provide promotional and markdown allowances, return privileges, split shipments, drop shipments to stores or delayed deliveries of merchandise.  For most orders, only one delivery is made to one of the Company’s four distribution centers.  These flexible requirements further enable the Company’s buyers to obtain significant discounts on in-season purchases.

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

In 2004, the Company continued its emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace.  Packaway accounted for approximately 43% of total inventories as of January 29, 2005, remaining flat compared to the prior year.  It is management’s belief that the strong discounts the Company is able to offer on packaway merchandise are a key driver of the Company’s business.

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

The Company’s buying offices are located in New York City and Los Angeles, the nation’s two largest apparel markets.  These strategic locations allow the Company’s buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers.  These locations also enable the Company’s buyers to strengthen vendor relationships -- a key element in the success of its off-price buying strategies.

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

Pricing.  The Company’s policy is to sell brand-name merchandise priced 20% to 60% less than most department and specialty store regular prices.  The Company’s pricing policy is reflected on the price tag displaying the Company’s selling price as well as the comparable selling price for that item in department and/or specialty stores.

The Company’s pricing strategy differs from that of a department or specialty store.  The Company purchases its merchandise at lower prices and marks it up less than a department or specialty store.  This strategy enables the Company to offer customers consistently low prices.  Specified departments in the store are reviewed weekly for possible markdowns based on the rate of sale and the end of fashion seasons to promote faster turnover of merchandise inventory and accelerate the flow of fresh merchandise.

Stores

As of January 29, 2005, the Company operated 649 stores, of which 639 are Ross Dress for Less stores and ten are dd’s DISCOUNTSSM stores.  They are conveniently located in predominantly community and neighborhood strip shopping centers in heavily populated urban and suburban areas.  Where the size of the market permits, the Company clusters stores to maximize economies of scale in advertising, distribution and field management.

The Company believes a key element of its success is its organized, attractive, easy-to-shop in-store environment, which allows customers to shop at their own pace.  The Company’s stores are designed for customer convenience in their merchandise presentation, dressing rooms, checkout and merchandise return areas.  The store’s sales area is based on a prototype single floor design with a racetrack aisle layout.  A customer can locate desired departments by signs displayed just below the ceiling of each department.  The Company encourages its customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere.  At most stores, shopping carts, baskets, and/or shopping bags are available at the entrance for customer convenience.  All cash registers are centrally located at store entrances for customer ease and efficient staffing.

The Company uses point-of-sale (“POS”) hardware and software systems in all stores, which minimizes transaction time for the customer at the checkout counter by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds.  In addition, the POS systems allow the Company to accept PIN-based debit cards and sell electronic gift cards to customers. The Company provides cash or credit card refunds on all merchandise returned with a receipt within 30 days.  Approximately 52% of payments in 2004 and 48% of payments in 2003 were made with credit cards and debit cards.   Merchandise returns having a receipt older than 30 days are exchanged or credited with a credit voucher at the price on the receipt.

Operating Costs

Consistent with the other aspects of its business strategy, the Company strives to keep operating costs as low as possible.  Among the factors which have enabled the Company to operate at low costs are:

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

Distribution

The Company has a source-based distribution network with a total of four distribution processing facilities strategically located close to the source of inbound merchandise receipts.  There are two 1.3 million square foot distribution centers that the Company leases in Fort Mill, South Carolina, and Perris, California.  The Company owns a third 426,000 square foot distribution center located in Carlisle, Pennsylvania.

The Company sold its 530,000 square foot Newark distribution center (“Newark Facility”) in 2004 and entered into a lease arrangement to use approximately 154,000 square feet of the Newark Facility to support distribution activities for dd’s DISCOUNTSSM and the Company’s data center.  See additional discussion in Management’s Discussion and Analysis.

In addition, the Company leases two warehouses for packaway storage totaling about 485,000 square feet in Carlisle, Pennsylvania and 253,000 square feet in Fort Mill, South Carolina, and utilizes other third-party facilities as needed for storage of packaway inventory.

The Company also utilizes third-party cross docks to distribute merchandise to stores on a regional basis.  Shipments are made by contract carriers to the stores from three to five times per week depending on location.  The Company is currently in negotiations to acquire additional distribution center space during 2005.  The Company believes that its existing distribution centers will provide adequate processing capacity to support store growth at least into 2006.

Information Systems

During 2004, the Company continued to invest in new systems and technology to provide a platform for growth over the next several years.  Recent initiatives include the following:

•

Implementation of a new Core Merchandising System was completed in 2004, which over time is expected to provide more in-depth merchandise inventory and sales data to support continued growth of the Company.  Following installation of the new system, the Company experienced a period of difficulty generating necessary merchandising related information utilized by its merchants and allocators.  The Company believes that these merchant reporting issues were essentially remedied by the end of fiscal year 2004.  See further discussion in Management’s Discussion and Analysis.

•

Integrating the warehouse management systems in Fort Mill, South Carolina and Perris, California distribution centers with the Company’s new core merchandising system, as well as retrofitting and integrating the existing Carlisle, Pennsylvania distribution center.

•

New POS and sales audit systems were implemented during 2003 to provide faster and more efficient transaction processing as well as extended multiple payment method capabilities.  This technology replaced the previous eight-year-old system.  New capabilities for the POS systems include the ability to handle both PIN-based debit cards and gift cards.

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

Trademarks

The trademark for Ross Dress For Less® has been registered with the United States Patent and Trademark Office.

Employees

On January 29, 2005, the Company had approximately 30,100 employees, which includes an estimated 17,700 part-time employees.  Additionally, the Company hires temporary employees -- especially during the peak seasons.  The Company’s employees are non-union.  Management of the Company considers the relationship between the Company and its employees to be good.

Competition

The Company believes the principal competitive factors in the off-price retail apparel and home accessories industry are offering significant discounts on brand-name merchandise, and a well-balanced assortment appealing to its target customer and consistently providing a store environment that is convenient and easy-to-shop.  To execute this concept, the Company has strengthened its buying organization and developed a merchandise allocation system to distribute product based on regional factors, as well as other systems and procedures to maximize cost efficiencies and leverage expenses in an effort to mitigate competitive pressures on gross margin.  The Company believes that it is well positioned to compete on the basis of each of these factors.

Nevertheless, the national retail apparel market is highly fragmented and competitive.  The Company faces intense competition for business from department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources than the Company.  The Company also competes to some degree with any retailer that sells apparel and home accessories through catalogs or over the internet.  The retail apparel business may become even more competitive in the future.

dd’s DISCOUNTSSM

During 2004, the Company opened its first ten dd’s DISCOUNTSSM stores, a new off-price concept targeted to serve the needs of lower income households, one of the fastest growing demographic markets in the country.  The ten initial dd’s DISCOUNTSSM locations were opened on the West Coast during the second half of 2004.  This new business generally has similar merchandise departments and categories to those of Ross, but features a different mix of brands, consisting of a mostly moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions for the entire family at everyday savings of 20 to 70 percent off moderate department  and discount store regular prices.  The dd’s DISCOUNTSSM and Ross merchant, store and distribution organizations are separate and distinct; however, dd’s DISCOUNTSSM shares other certain corporate and support services with Ross.  See additional discussion concerning dd’s DISCOUNTSSM in Management’s Discussion and Analysis.

Available Information

The internet address for the Company’s website is www.rossstores.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available free of charge on or through the Company’s website promptly after being electronically filed with the Securities and Exchange Commission.

ITEM 2.          PROPERTIES

Stores

From August 1982 to January 29, 2005, the Company expanded from six Ross locations in California to  stores in 26 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Louisiana, Maryland, Mississippi, Montana, Nevada, New Jersey, New Mexico, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wyoming.  The Company also operates a Ross store in Guam.  In addition, the Company operates ten dd’s DISCOUNTSSM locations in California.  All stores are leased, with the exception of two locations.

During fiscal year 2004, the Company opened 74 new Ross Dress For Less stores and closed 3 existing locations.  The average new Ross store in 2004 was approximately 30,500 gross square feet, yielding about 24,000 square feet of selling space.  As of January 29, 2005, the Company’s 639 Ross stores generally ranged in size from about 25,000 to 35,000 gross square feet and had an average of 29,700 gross square feet and 23,600 selling square feet.

During fiscal year 2004, the Company opened ten new dd’s DISCOUNTSSM stores.  The average dd’s DISCOUNTSSM store in 2004 was approximately 26,000 gross square feet, yielding about 20,100 square feet of selling space.

During fiscal year 2004, no one store accounted for more than 1% of the Company’s sales.  The Company carries earthquake insurance to mitigate its risk on its corporate headquarters, distribution centers, buying offices, and all of its stores.

The Company’s real estate strategy is to open additional stores, in existing and new market areas, to increase its market penetration and reduce overhead and advertising expenses as a percentage of sales in each market.  Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market.  In fiscal 2004, the Company entered one new state, Mississippi, while also continuing to open stores in its existing markets.  In addition, management continues to consider opportunistic real estate acquisitions.

The following table summarizes the locations of the Company’s stores by state as of January 29, 2005 and January 31, 2004.

State	January 29, 2005	January 31, 2004

Alabama	7	3
Arizona	32	27
California	195	181
Colorado	21	20
Florida	74	69
Georgia	28	25
Guam	1	1
Hawaii	11	11
Idaho	5	4
Louisiana	8	5
Maryland	13	12
Mississippi	1	—
Montana	5	3
Nevada	13	12
New Jersey	6	6
New Mexico	5	5
North Carolina	16	10
Oklahoma	8	8
Oregon	19	16
Pennsylvania	17	13
South Carolina	14	9
Tennessee	9	3
Texas	93	82
Utah	7	7
Virginia	15	12
Washington	24	23
Wyoming	2	1

Total	649	568

Where possible, the Company has obtained sites in buildings requiring minimal alterations.  This has allowed the Company to establish stores in new locations in a relatively short period of time at reasonable costs in a given market.  To date, the Company has been able to secure leases in suitable locations for its stores.  At January 29, 2005, the majority of the Company’s stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each.  The average unexpired original lease term of its leased stores is five years, or 21 years if renewal options are included.  See Note D of Notes to Consolidated Financial Statements.

See additional discussion under the “Stores” paragraph in Item 1.

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

The Company sold its 530,000 square foot Newark distribution center in 2004 and entered into a two-year  lease arrangement to use approximately 154,000 square feet of the Newark Facility to support distribution activities for dd’s DISCOUNTSSM and to house the Company’s data center. See additional discussion in Management’s Discussion and Analysis.

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

See additional discussion under the “Distribution” paragraph in Item 1.

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

Name	Age	Position

Michael Balmuth	54	Vice Chairman, President and Chief Executive Officer

Gary L. Cribb	40	Executive Vice President and Chief Operations Officer

James S. Fassio	50	Executive Vice President, Property Development, Construction and Store Design

Barry S. Gluck	52	Executive Vice President of Merchandising, Marketing and Planning and Allocation

Barbara Levy	50	Executive Vice President, Merchandising

Michael O’Sullivan	41	Executive Vice President and Chief Administrative Officer

Barbara Rentler	47	Executive Vice President, Chief Merchandising Officer of dd’s DISCOUNTSSM

Mark S. Askanas	44	Senior Vice President, General Counsel

Doug Baker	46	Senior Vice President and General Merchandise Manager of dd’s DISCOUNTSSM

John G. Call	46	Senior Vice President, Chief Financial Officer and Corporate Secretary

Jane Gilmartin	49	Senior Vice President and General Merchandise Manager of dd’s DISCOUNTSSM

Irene Jamieson	54	Senior Vice President and General Merchandise Manager

Michael Kobayashi	40	Senior Vice President and Chief Information Officer

D. Jane Marvin	46	Senior Vice President, Human Resources

Carl Matteo	56	Senior Vice President and General Merchandise Manager

Lisa Panattoni	42	Senior Vice President and General Merchandise Manager

Art Roth	60	Senior Vice President, Merchandise Control

Jennifer Williams	39	Senior Vice President and General Merchandise Manager

Michael L. Wilson	51	Senior Vice President, Distribution and Transportation

Mr. Balmuth joined the Board of Directors as Vice Chairman and became Chief Executive Officer in September 1996.  In February 2005 he also assumed responsibilities as President.  Prior to 1996, he served as the Company’s Executive Vice President, Merchandising since July 1993 and Senior Vice President and General Merchandise Manager since November 1989.  Before joining the Company, he was Senior Vice President and General Merchandising Manager at Bon Marché in Seattle from September 1988 through November 1989.  From April 1986 to September 1988, he served as Executive Vice President and General Merchandising Manager for Karen Austin Petites.

Mr. Cribb has served as Executive Vice President and Chief Operations Officer since February 2005.  He joined the Company in August 2002 as Senior Vice President of Store Operations.  From December 1998 to August 2002, Mr. Cribb was Senior Vice President of Sales and Operations for Staples.  Prior to joining Staples, he held various management positions with Office Depot from 1991 to 1998, most recently as Regional Vice President.   His prior experience also includes various positions with Marshalls and The May Department Stores Company.

Mr. Fassio has served as Executive Vice President, Property Development, Construction and Store Design since February 2005.  From March 1991 to February 2005, Mr. Fassio served as Senior Vice President, Property Development, Construction and Store Design.  He joined the Company in June 1988 as Vice President of Real Estate.  Prior to joining the Company, Mr. Fassio was Vice President, Real Estate and Construction at Craftmart and Property Director of Safeway Stores.

Mr. Gluck has served as Executive Vice President of Merchandising, Marketing and Planning and Allocation since February 2005.  From August 1993 to February 2005, he served as Senior Vice President and General Merchandise Manager.  Mr. Gluck joined the Company in February 1989 as Vice President and Divisional Merchandise Manager.  Prior to joining the Company, Mr. Gluck served in several senior management positions with Today’s Man, Macy’s and the Dayton Hudson Corporation.

Ms. Levy has served as Executive Vice President, Merchandising since February 2005.  She served as Senior Vice President and General Merchandise Manager from May 1993 to February 2005.  Prior to joining the Company, Ms. Levy was with R. H. Macy & Co., serving as its Senior Vice President and General Merchandising Manager from January 1992 to April 1993,  its Regional Director - Stores from May 1989 to January 1992, and from August 1985 to May 1989 as its Divisional Merchandising Manager - Better Sportswear.

Mr. O’Sullivan has served as Executive Vice President and Chief Administrative Officer since February 2005.  He joined the Company in September 2003 as Senior Vice President, Strategic Planning and Marketing.  From 1991 to 2003, Mr. O’Sullivan was a partner with Bain & Company providing consulting advice to retail, consumer goods, financial services, and private equity clients.

Ms. Rentler has served as Executive Vice President, dd’s DISCOUNTSSM, since February 2005.  She joined the Company in February 1986 and most recently served as Senior Vice President and Chief Merchandising Officer of dd’s DISCOUNTSSM from January 2004 to February 2005 and Senior Vice President and General Merchandise Manager from February 2001 to January 2004.  Previously, she was Vice President and Group Divisional Merchandise Manager from March 1999 to February 2001.  Prior to that, she held various merchandising positions with the Company.

Mr. Askanas joined the Company as Senior Vice President and General Counsel in January 2001.  Prior to joining the Company, Mr. Askanas served as a partner since January 1993 in the San Francisco office of Jackson, Lewis, Schnitzler & Krupman, a national law firm specializing in employment and labor law, employee benefits and related litigation, which he joined in 1988.

Mr. Baker has served as Senior Vice President, General Merchandise Manager of dd’s DISCOUNTSSM since December 2003.  He joined the Company in November 1995 as Vice President and Divisional Merchandise Manager.  Prior to joining the Company, he worked for Value City Department Stores from 1984 to 1995.  His prior retail experience includes Marshall’s and Hill Department Stores.

Mr. Call has served as Senior Vice President, Chief Financial Officer and Corporate Secretary since June 1997.  From June 1993 until joining the Company in 1997, Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman’s.  For five years prior to joining Friedman’s in June 1993, Mr. Call held various positions with Ernst & Young LLP.

Ms. Gilmartin has served as Senior Vice President, General Merchandise Manager of dd’s DISCOUNTSSM since November 2003. Prior to joining the Company Ms. Gilmartin was CEO and President of Intercontinental Art. With a primary role in home furnishings, her retail career of 23 years includes senior executive roles at Bed, Bath and Beyond, Fortunoff, Service Merchandise and Linens n Things.

Ms. Jamieson has served as Senior Vice President and General Merchandise Manager since January 1995.  From December 1992 to January 1995, she served as Vice President and Divisional Merchandise Manager.  Prior to joining the Company, Ms. Jamieson served as Vice President and Divisional Merchandising Manager of the Home Store for Lord & Taylor from September 1983 to December 1992.

Mr. Kobayashi joined the Company in December 2004 as Senior Vice President and Chief Information Officer.  Prior to joining the Company, Mr. Kobayashi was with Accenture for 18 years, most recently as a partner, providing consulting services to clients in Accenture’s Retail & Consumer Goods practice.

Ms. Marvin joined the Company in April 2005 as Senior Vice President, Human Resources.  Prior to joining the Company, Ms. Marvin served as Executive Vice President, Human Resources for AT&T Wireless from 2001 to 2005 and Covad Communications from 1999 to 2001.  She also has prior human resource management experience at Ameritech, Pepsi-Cola Company, and Data General Corporation.

Mr. Matteo has served as Senior Vice President and General Merchandise Manager since August 2003.  Mr. Matteo joined the Company in 1997 as Vice President and Divisional Merchandise Manager.  Prior to joining the Company, Mr. Matteo served as Senior Vice President and General Merchandise Manager at Frederick Atkins and Macy’s.

Ms. Panattoni joined the Company in January 2005 as Senior Vice President and General Merchandise Manager, Home.  Prior to joining the Company, Ms. Panattoni was with The TJX Companies, most recently serving as Senior Vice President of Merchandising and Marketing for HomeGoods since 1998 and as Divisional Merchandise Manager of the Marmaxx Home Store from 1994 to 1998.

Mr. Roth has served as Senior Vice President, Merchandise Control since December 2004.  He joined the Company in March 1992 as Vice President, Merchandise Control.  Prior to the Company, he was the Director of Inventory Management at Amcena, a retail holding company, and also had prior experience as the Vice President, Merchandise Planning and Distribution at Ohrbach’s.

Ms. Williams has served as Senior Vice President and General Merchandise Manager since February 2005. From July 2003 to January 2005, she served as Group Vice President and Divisional Merchandise Manager.  Ms. Williams joined the Company in 1997 as Vice President and Divisional Merchandise Manager.  Prior to joining the Company, Ms. Williams served as Vice President and Divisional Merchandise Manager at Macy’s.

Mr. Wilson rejoined the Company in February 2005 as Senior Vice President, Distribution and Transportation. Previously, he served in this same position from May 1999 through September 2003.  From July 1996 to May 1999 he was President of Distribution and Fulfillment Services, Inc., a division of the Spiegel Group, and from October 1991 to July 1996, he also served in various distribution management positions with the Spiegel Group.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information.   See the information set forth under the caption “Quarterly Financial Data (Unaudited)” under Note J of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference.  The Company’s stock is traded on The NASDAQ Stock Market® under the symbol ROST.  There were 742 stockholders of record as of March 25, 2005 and the closing stock price on that date was $28.28 per share.

Cash Dividends.   In January 2005, a quarterly cash dividend payment of $.05 per common share was declared by the Company’s Board of Directors, payable on or about April 1, 2005.  The Board of Directors declared quarterly cash dividends of $.0425 per common share in January, May, August and November 2004 and $.0288 per common share in January, May, August and November 2003.

Issuer Purchases of Equity Securities.  Information regarding shares of common stock repurchased by the Company during the fourth quarter of 2004 is as follows:

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($000)

November (10/31/2004-11/27/2004)	218,739	$27.65	217,007	$194,000
December (11/28/2004-1/1/2005)	413,259	$27.69	410,689	$182,000
January (1/2/2005-1/29/2005)	269,932	$28.89	259,037	$175,000

Total	901,930	$28.04	886,733	$175,000

[1] The Company acquired 15,197 shares for the quarter ended January 29, 2005 related to required income tax withholdings for restricted stock.  All remaining shares were repurchased under the two-year $350 million stock repurchase program publicly announced on February 5, 2004.

See Item 12 for “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for equity compensation plan information.

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data are derived from the consolidated financial statements of the Company.  Each of the prior year periods in the tables below have been restated to reflect adjustments that are further discussed in Note B: “Restatement of Consolidated Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements and Supplementary Data.”  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section “Certain Additional Risks and Uncertainties” in the Company’s Annual Report on Form 10–K and the Company’s consolidated financial statements and notes thereto.

($000, except per share data)	2004	2003[1]	2002[1]	2001[1]	2000[1,2]

Operations
Sales	$4,239,990	$3,920,583	$3,531,349	$2,986,596	$2,709,039
Cost of goods sold, including related buying, distribution and occupancy costs	3,279,877	2,918,801	2,630,222	2,242,770	2,020,330
Percent of sales	77.3%	74.5%	74.5%	75.1%	74.6%
Selling, general and administrative	664,395	628,359	572,316	485,455	438,464
Percent of sales	15.7%	16.0%	16.2%	16.3%	16.2%
Impairment of long-lived assets[3]	15,818	—	—	—	—
Interest expense (income), net	915	(262)	279	3,168	3,466
Earnings before taxes	278,985	373,685	328,532	255,203	246,779
Percent of sales	6.6%	9.5%	9.3%	8.5%	9.1%
Provision for taxes on earnings	109,083	146,111	128,456	99,784	96,491
Net earnings	169,902	227,574	200,076	155,419	150,288
Percent of sales	4.0%	5.8%	5.7%	5.2%	5.5%
Basic earnings per share[4]	$1.15	$1.50	$1.28	$.97	$.91
Diluted earnings per share[4]	$1.13	$1.47	$1.25	$.95	$.90
Cash dividends declared per common share[4]	$.178	$.129	$.100	$.088	$.078

[1]	As restated, see Note B to the Consolidated Financial Statements.
[2]	Fiscal 2000 is a 53-week year; all other fiscal years are 52 weeks.
[3]	For the year ended January 29, 2005, the Company recognized an impairment charge of $15.8 million on its prior corporate headquarters in Newark, California.
[4]	All per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.

SELECTED FINANCIAL DATA

($000, except per share data)	2004	2003[1]	2002[1]	2001[1]	2000[1,2]

Financial Position
Merchandise inventory	$853,112	$841,491	$716,518	$623,390	$559,565
Property and equipment, net	556,178	516,618	429,325	353,984	318,816
Total assets	1,735,999	1,691,465	1,406,129	1,113,186	996,216
Return on average assets	10%	15%	16%	15%	15%
Working capital	411,160	409,507	313,878	233,430	201,022
Current ratio	1.6:1	1.6:1	1.5:1	1.5:1	1.5:1
Long-term debt	50,000	50,000	25,000	—	30,000
Long-term debt as a percent of total capitalization	7%	7%	4%	—	6%
Stockholders’ equity	765,569	752,560	640,856	543,225	465,943
Return on average stockholders’ equity	22%	33%	34%	31%	32%
Book value per common share outstanding at year-end[3]	$5.22	$4.98	$4.14	$3.44	$2.89
Operating Statistics
Number of stores opened	84	66	60	45	34
Number of stores closed	3	5	5	2	3
Number of stores at year-end	649	568	507	452	409
Comparable store sales increase (decrease) (52-week basis)	(1)%	1%	7%	3%	1%
Sales per square foot of selling space (52-week basis)[4]	$297	$312	$316	$301	$298
Square feet of selling space at year-end (000)	15,253	13,321	11,843	10,484	9,330
Number of employees at year-end	30,092	26,590	22,511	21,012	19,786
Number of common stockholders of record at year-end	753	726	767	775	812

[1]	As restated, see Note B to the Consolidated Financial Statements.
[2]	Fiscal 2000 is a 53-week year; all other fiscal years are 52 weeks.
[3]	All per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.
[4]	Based on average annual selling square footage.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Consolidated Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their treatment under generally accepted accounting principles in the United States of America (“GAAP”).  In response to this letter, the Company initiated a review of its lease related accounting and determined that the Company’s method of accounting for landlord incentives or allowances under operating leases (tenant improvement allowances) and the Company’s method of accounting for “rent holidays” were not consistent with this guidance.

The Company historically accounted for tenant improvement allowances as reductions of fixed assets on the consolidated balance sheets and as reductions of capital expenditures in investing activities in the consolidated statements of cash flows. The Company historically amortized leasehold improvements over the original lease term, typically 10 years.  The Company determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88–1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets, amortized over the lease term, and included as a component of operating activities in the consolidated statements of cash flows.

The Company historically amortized rent holiday periods on a straight–line basis over the lease term based on the store opening date, which excluded the build-out period for its stores from the term over which it expensed rent.  The Company considered FASB Technical Bulletin No. 85–3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally one to four months prior to the opening date.

In addition, the Company historically capitalized rent during the construction period for its distribution and headquarter facilities.  The Company considered interpretive guidance based on analogies to FASB Statement No. 34, “Capitalization of Interest Cost,” and FASB Statement No. 67, “Accounting for the Costs and Initial Rental Operations of Real Estate Projects” regarding capitalization of rent during the period of time a lessee is performing construction activities.  The Company concluded that its historical policy of capitalizing rent during the build-out period is appropriate and has corrected its accounting to apply the policy to the build-out period for all facilities, including its stores.

As a result, the Company restated the consolidated financial statements for its fiscal years 2003 and 2002.

The corrections are summarized in Note B to the consolidated financial statements included in this report at Part II, Item 8. The accompanying Management’s Discussion and Analysis gives effect to these restatement adjustments.

Overview

The Company is the second largest off-price apparel retail company in the United States, with 639 Ross stores and ten dd’s DISCOUNTSSM store locations in 26 states and Guam at the end of fiscal 2004.  The Company’s primary strategy has been a continued focus on pursuing and refining its existing off-price business, and steadily expanding the number of stores and its geographic markets.  In establishing growth objectives for the business, the Company closely monitors market share trends for the off-price industry.  According to data from the NPD Group, which provides global sales and marketing information on the retail industry, the off-price share of total apparel sales in 2004 grew to 8.5% from 7.6% in 2003, reflecting the ongoing importance of value to consumers.  Full-priced department stores and mass merchandise retailers experienced a decline in apparel market share over the same period.  The Company’s strategies are designed to take advantage of these growth trends and continued customer demand for name-brand fashions for the family and the home at competitive everyday discounts.

In 2004, the Company opened its first ten dd’s DISCOUNTSSM stores, a new off-price concept targeting what it believes to be an underserved but fast-growing demographic -- lower income households.  The Company believes that ultimately the United States can support a total of 1,500 Ross locations and over 500 dd’s DISCOUNTSSM  stores – for an aggregate potential of over 2,000 locations.

The fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003 are referred to as 2004, 2003 and 2002, respectively.

Results of Operations

	2004	2003	2002

SALES
Sales (millions)	$4,240	$3,921	$3,531
Sales growth	8%	11%	18%
Change in comparable store sales growth	(1)%	1%	7%
COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying, distribution and occupancy costs	77.3%	74.5%	74.5%
Selling, general and administrative	15.7%	16.0%	16.2%
Impairment of long-lived assets	0.4%	0.0%	0.0%
Interest	0.0%	0.0%	0.0%
EARNINGS BEFORE TAXES	6.6%	9.5%	9.3%
NET EARNINGS	4.0%	5.8%	5.7%

Stores.    Total stores open at the end of 2004, 2003 and 2002 were 649, 568 and 507, respectively.  The number of stores at the end of 2004, 2003 and 2002 increased by 14%, 12% and 12% from the prior fiscal year, respectively.  The increased rate of growth in 2004 compared to prior years reflected the Company’s launch of its new concept dd’s DISCOUNTSSM with ten initial stores.  The Company’s operating strategy is to open additional stores in new and existing geographic markets based on market penetration, the ability to reduce overhead expenses, local demographic characteristics, competition and population density. Management continually evaluates opportunistic real estate acquisitions and opportunities for potential new store locations. The Company also evaluates its current store locations and determines store closures based on similar criteria.

	2004	2003	2002

Stores at the beginning of the period	568	507	452
Stores opened in the period	84	66	60
Stores closed in the period	(3)	(5)	(5)

Stores at the end of the period	649	568	507

Selling square footage at the end of the period (000)	15,253	13,321	11,843

Sales.   Sales increased $319.4 million, or 8%, compared to the same period in the prior year due to the opening of 81 net new stores during 2004, and the impact of the stores opened in 2003, partially offset by a 1% decrease in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months).  Sales increased $389.2 million, or 11%, for 2003 compared to the same period in the prior year due to a 1% increase in sales from comparable stores, the opening of 61 net new stores in 2003, and the full year impact of stores opened in 2002.  Sales increased $544.8 million, or 18%, for 2002 compared to the prior year due to a 7% increase in sales from comparable stores, the opening of 55 net new stores in 2002, and the full year impact of 2001 store openings.

The Company’s sales mix is shown below for 2004, 2003 and 2002:

	2004	2003	2002

Ladies	34%	33%	34%
Home accents and bed and bath	21%	21%	19%
Men’s	16%	17%	18%
Fine jewelry, accessories, lingerie and fragrances	12%	12%	12%
Children’s	9%	9%	9%
Shoes	8%	8%	8%

Total	100%	100%	100%

Management expects to address the competitive climate for apparel and home goods off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen its organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional merchandise offerings.  Although the Company’s existing strategies and store expansion program contributed to sales gains in 2004, 2003 and 2002, there can be no assurance that these strategies will result in a continuation of revenue growth or profit growth.

During April 2004, the Company installed a new Core Merchandising System, which is a computer-based information system that over time is expected to improve the Company’s ability to plan, buy and allocate merchandise more precisely.  Subsequent to the installation of the new merchandising system, the Company experienced difficulties in generating the necessary merchandising related information utilized by its merchants and allocators.  Although the Company is unable to quantify the impact, it believes the Core Merchandising System problems had an adverse effect on 2004 sales and earnings.  The Company believes that these merchant reporting issues were essentially remedied by the end of fiscal year 2004.

Cost of Goods Sold.  Cost of goods sold in 2004 increased $361.1 million compared to the same period in the prior year mainly due to increased sales from the opening of 81 net new stores during the year, the impact of the stores opened in 2003, higher markdowns and increased distribution and logistics costs.

Cost of goods sold as a percentage of sales for the year increased approximately 290 basis points compared with the same period in the prior year.  This increase is largely attributable to higher distribution and logistics costs, lower merchandise gross margin largely due to higher markdowns and reduced leverage resulting from the 1% decrease in comparable store sales which contributed to higher occupancy and buying expenses as a percentage of sales, and buying costs related to the launch of dd’s DISCOUNTSSM. Distribution and logistics costs as a percentage of sales increased by approximately 130 basis points due mainly to lower productivity and higher payroll expenses associated with new distribution center systems and higher off-site storage costs.   Higher markdowns and lower initial mark-ups contributed to an approximate 100 basis point increase in merchandise cost of goods sold.  In addition, store occupancy costs as a percentage of sales increased by approximately 35 basis points.  Buying costs as a percentage of sales increased by approximately 25 basis points compared to the prior year.

Cost of goods sold as a percentage of sales remained flat at 74.5% for both 2003 and 2002.  As a percentage of sales, merchandise margin in 2003 remained flat compared to 2002.  Distribution and logistics costs decreased by approximately 25 basis points compared to the same period in the prior year primarily due to an approximate 15 basis point reduction in distribution costs and a 10 basis point reduction in freight costs. This decrease in distribution costs as a percentage of sales in 2003 was offset by a 25 basis point increase in store occupancy and buying related costs in 2003 compared to 2002, largely attributable to reduced leverage resulting from the slower rate of comparable store sales growth over the same period in the prior year.  Buying costs as a percentage of sales remained flat compared to 2002.

There can be no assurance that the gross profit margins realized in 2004, 2003 and 2002 will continue in future years.

Selling, General and Administrative Expenses.   For 2004, selling, general and administrative expenses (“SG&A”) increased $36.0 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 81 net new stores during the period, partially offset by lower incentive plan costs.

SG&A as a percentage of sales decreased by approximately 35 basis points, primarily due to an approximate 55 basis point decrease in incentive plan costs partially offset by a 20 basis point increase in store payroll and benefit costs as a percentage of sales.

Total SG&A were $628.4 million in 2003, a $56.0 million increase from 2002.  During 2003, SG&A as a percentage of sales declined approximately 20 basis points.  This decrease was primarily due to a 30 basis point decrease in benefit-related costs which were partially offset by a 10 basis point increase in depreciation costs.    Store operating costs as a percentage of sales remained flat in 2003 compared to 2002.

The largest component of SG&A is payroll.  The total number of employees, including both full and part-time, at January 29, 2005, January 31, 2004 and February 1, 2003 was approximately 30,100, 26,600 and 22,500, respectively.

Interest.   Interest expense in 2004 increased $1.6 million and interest income increased $0.4 million compared to the prior year.  As a percentage of sales, interest expense and interest income in 2004 remained relatively flat compared to the prior year. The table below reflects interest income and expense for 2004, 2003 and 2002:

($ millions)	2004	2003	2002

Interest expense	$3.0	$1.4	$1.5
Interest income	(2.1)	(1.7)	(1.2)

Total interest expense (income), net	$.9	$(.3)	$.3

Impairment of Long-Lived Assets.   During the second quarter of 2004, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark Facility.  The Company recognized an impairment charge of $18 million before taxes in the second quarter 2004 to write-down the carrying value of its Newark Facility from its net book value of approximately $33 million to the estimated fair value at the time of approximately $15 million.  During the third quarter, the Company sold the Newark Facility for net proceeds of approximately $17 million.  The Company recognized a gain (reduction in impairment loss) of approximately $2 million before taxes in the third quarter 2004 on the sale of its Newark Facility.  For the year ended January 29, 2005, the net impairment charge recognized by the Company was approximately $16 million before taxes.

Taxes on Earnings.    The Company’s effective tax rate for 2004, 2003 and 2002 was approximately 39%, which represents the applicable Federal and State statutory rates reduced by the Federal benefit received for State taxes.  The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

Net Earnings.    The decrease in net earnings as a percentage of sales in 2004 as compared to 2003 was primarily due to higher cost of goods sold as a percentage of sales partially offset by lower selling, general and administrative expenses as a percentage of sales.  The increase in net earnings as a percentage of sales in 2003 as compared to 2002 was primarily due to lower selling, general and administrative expenses as a percentage of sales.  Diluted earnings per share in 2004 was $1.13, inclusive of the $.06 write down related to the Company’s former corporate office and distribution center and $.01 related to the lease accounting adjustments, compared to $1.47 in 2003.  This decrease is attributable to an approximate 25% decrease in net earnings, partially offset by a 3% reduction in weighted average diluted shares outstanding.

Financial Condition

Liquidity and Capital Resources

The Company’s primary sources of funds for its business activities are cash flows from operations and short-term trade credit. The Company’s primary ongoing cash requirements are for seasonal and new store merchandise inventory purchases and capital expenditures in connection with new stores, relocations, and investments in information systems and infrastructure.   The Company also uses cash to repurchase stock under its stock repurchase program and to pay dividends.

($000)	2004	2003	2002

Cash flows from Operating activities	$298,157	$321,471	$354,715
Cash flows used in Investing activities	(199,541)	(152,694)	(138,852)
Cash flows used in Financing activities	(184,831)	(117,880)	(105,565)

Net increase (decrease) in cash and cash equivalents	$(86,215)	$50,897	$110,298

Operating Activities

Net cash provided by operating activities was $298.2 million, $321.5 million and $354.7 million in 2004, 2003 and 2002, respectively.  The primary source of cash from operations in 2004, 2003 and 2002 was net earnings plus non-cash expenses for depreciation and amortization, partially offset by cash used to finance merchandise inventory.  The decrease in cash flows from operations in 2004 is primarily due to lower net earnings, which is partially offset by the change in cash used for merchandise inventory.  Working capital (defined as current assets less current liabilities) was $411 million at the end of 2004, compared to $410 million at the end of 2003, and $314 million at the end of 2002. The Company’s primary source of liquidity is the sale of its merchandise inventory.  Management regularly reviews the age and condition of the merchandise and is able to maintain current merchandise inventory in its stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

In 2004, 2003 and 2002, the Company spent approximately $149.5 million, $152.7 million and $138.9 million, respectively, for capital expenditures (excluding leased equipment) for fixtures and leasehold improvements to open new stores, implement management information systems, implement materials handling equipment and related distribution center systems and various other expenditures related to existing stores, buying and corporate offices.  The Company opened 84, 66 and 60 new stores and relocated, remodeled or expanded 3, 1 and 1 stores in 2004, 2003 and 2002, respectively.  In addition, during the year ended January 29, 2005, the Company received approximately $17 million in net proceeds from the sale of the Newark Facility and invested $67.4 million in short-term investments.

The Company is forecasting approximately $185 million in capital expenditures for fiscal 2005 to fund fixtures and leasehold improvements to open both new Ross stores and dd’s DISCOUNTSSM stores.  In addition, these capital expenditures are expected to cover the relocation, or remodel of existing stores, and investments in store and merchandising systems, distribution center equipment and systems, and various central office expenditures.  The Company expects to fund these expenditures out of cash flows from operations, and bank and credit facilities.

The Company’s cash flows for investing activities include capital expenditures for the last three years as set forth in the table below:

($ millions)	2004	2003	2002

New stores	$58.7	$51.1	$43.4
Store renovations and improvements	25.5	15.1	43.3
Information systems	37.0	34.7	28.9
Distribution centers, corporate office and other	28.3	51.8	23.3

Total capital expenditures	$149.5	$152.7	$138.9

Financing Activities

During 2004, 2003 and 2002, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit.  Substantially all of the Company’s store sites, certain distribution centers and buying offices are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution center in Carlisle, Pennsylvania.

The Company repurchased 6.5 million, 6.9 million and 7.6 million shares of common stock for $175 million, $150 million and $150 million in fiscal years 2004, 2003 and 2002, respectively, under the stock repurchase programs funded by cash flows from operations.

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

The table below presents significant contractual payment obligations of the Company at January 29, 2005.

($000) Contractual Obligations	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years	Total

Long-term debt	$1,969	$51,805	$—	$—	$53,774
Operating leases	216,489	384,854	303,247	359,663	1,264,253
Other financings:
Synthetic leases	11,421	9,616	8,182	14,318	43,537
Other synthetic lease obligations	15,678	82,335	—	56,000	154,013
Purchase obligations	589,081	9,300	2,223	—	600,604

Total contractual obligations	$834,638	$537,910	$313,652	$429,981	$2,116,181

Long-Term  Debt.   The Company has a $50 million senior unsecured term loan agreement to finance the equipment and information systems for its Southern California distribution center.  Total borrowings under the term loan were $50 million as of January 29, 2005.  The Company has estimated interest on long-term debt of $3.8 million during the term of the loan, which is calculated based upon prevailing interest rates (LIBOR plus 150 basis points) and is included in “Long-term debt” in the table above.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 3.9% at January 29, 2005.  All amounts outstanding under the term loan will be due and payable in December 2006.  Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.

Off-Balance Sheet Arrangements

Operating Leases.   Substantially all of the Company’s store sites, certain distribution centers, and the Company’s buying offices and new corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution center in Carlisle, Pennsylvania.

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems.  These leases are accounted for as operating leases for financial reporting purposes.  The initial terms of these leases are two years and the Company typically has options to renew the leases for two to three one-year periods respectively.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company has guaranteed the value of the equipment at the end of the respective initial lease terms of $15.7 million, which is included in “Other synthetic lease obligations” in the table above.

In January 2004, the Company commenced its lease on its new corporate headquarters in Pleasanton, California. The lease has an initial term of 10.5 years with three five-year renewal options.

In October 2004, the Company entered into a lease arrangement to use a portion of the Newark Facility to support distribution activities for dd’s DISCOUNTSSM for an initial lease term of two years with three one-year renewal options, a minor part of its remaining useful life.  The Company also entered into a six month lease arrangement to use a portion of the Newark Facility for the Company’s data center.

Other Financings.   The Company leases a 1.3 million square foot distribution center in Fort Mill, South Carolina. This distribution center, including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.   Monthly rent expense is currently payable at 90 basis points over 30-day LIBOR on the lease balance of $87.3 million.  The Company has estimated rent expense on the lease which is calculated based upon prevailing interest rates (LIBOR plus 90 basis points) and is included in “Synthetic leases” in the contractual obligations table above.   At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance.  The Company’s obligation under this residual value guarantee of $74.2 million is included in “Other synthetic lease obligations” in the contractual obligations table above.

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

In addition, the Company leases two separate warehouse facilities for packaway storage in Carlisle, Pennsylvania with operating leases expiring through 2011.  In January 2004, the Company entered into a two-year lease with two one-year options for a warehouse facility in Fort Mill, South Carolina. These three leased facilities are being used primarily to store packaway merchandise.

The synthetic lease facilities described above, as well as the Company’s long-term debt and revolving credit facility, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.  As of January 29, 2005, the Company was in compliance with these covenants.

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

The Company was not required under FIN No. 46(R) to consolidate its synthetic leases since the lessors/owners are not variable interest entities.

Purchase Obligations.  As of January 29, 2005 the Company had purchase obligations of $600.6 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures, supplies, and information technology service and maintenance contracts.  Total merchandise inventory purchase orders of $554.0 million are all purchase obligations of less than one year as of January 29, 2005.

Commercial Credit Facilities

The table below presents significant commercial credit facilities available to the Company at January 29, 2005.

	Amount of Commitment Expiration Per Period				Total Amount Committed

($000) Commercial Credit Commitments	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Revolving credit facility[1]	$—	$—	$600,000	$—	$600,000

Total commercial commitments	$—	$—	$600,000	$—	$600,000

[1]	Contains a $200 million sublimit for issuances of letters of credit, of which $65.8 million is outstanding and $134.2 million is available as of January 29, 2005.
For additional information relating to these credit facilities, refer to Note C of Notes to the Consolidated Financial Statements.

Revolving Credit Facility.  During the quarter ended May 1, 2004, the Company entered into a $600 million revolving credit facility with its banks, which contains a $200 million sublimit for issuances of letters of credit of which $134.2 million was available at January 29, 2005.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  As of January 29, 2005, the Company had no borrowings outstanding under this facility.  This existing revolving credit facility is scheduled to expire in March 2009.

Standby Letters of Credit.  The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability claims.  The Company had $65.8 million and $67.4 million in standby letters of credit outstanding at January 29, 2005 and January 31, 2004, respectively.

Trade Letters of Credit.  The Company had $17.0 million and $15.4 million in trade letters of credit outstanding at January 29, 2005 and January 31, 2004, respectively.

Dividends.  In January 2005, a quarterly cash dividend payment of $.05 per common share was declared by the Company’s Board of Directors, payable on or about April 1, 2005.  The Board of Directors declared quarterly cash dividends of $.0425 per common share in January, May, August and November 2004 and $.0288 per common share in January, May, August and November 2003.

Stock Repurchase Program.   In January 2004, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $350 million for 2004 and 2005.  In 2004, the Company repurchased approximately 6.5 million shares for an aggregate purchase price of approximately $175 million.  The Company repurchased a total of $150 million of common stock each year during 2003 and 2002 under a prior program.

The Company estimates that cash flows from operations, existing bank credit lines and trade credit are adequate to meet operating cash needs, fund its planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts.  These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable.   The Company believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Merchandise Inventory.  The Company’s merchandise inventory is stated at the lower of cost or market with cost determined on a weighted average cost method.  The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as “packaway” inventory.  Packaway inventory is purchased with the intent that it will be stored in the Company’s warehouses until a later date, which may even be the beginning of the same selling season in the following year.  Included in the carrying value of the Company’s merchandise inventory is a provision for shrinkage.  The shrinkage reserve is based on historical shrinkage rates as evaluated through the Company’s physical merchandise inventory counts and cycle counts.  If actual market conditions are less favorable than those projected by management, or if sales of the merchandise inventory are more difficult than anticipated, additional merchandise inventory write-downs may be required.

Long-lived Assets.  The Company records a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group.  Should actual results differ materially from projected results, an impairment charge may be required in the future.  During 2004, the Company recognized an impairment charge of $15.8 million before taxes to write-down the carrying value and account for the sale of its Newark facility.  In the course of performing this analysis, management determined that no other long-lived asset impairment charge was required for years ended January 29, 2005, January 31, 2004 and February 1, 2003.

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

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the audited consolidated financial statements and notes thereto, which contain accounting policies and other disclosures required by GAAP.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires recognition of stock-based compensation expense in the consolidated financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. The Company will implement the requirements of the standard as of the beginning of the third quarter of 2005.  The impact of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R).  The Company has not yet quantified the effects of the adoption of SFAS No. 123(R).

In November 2004, the FASB issued the revised SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s operating results or financial position.

dd’s DISCOUNTSSM

During 2004, the Company opened ten initial dd’s DISCOUNTSSM stores, a new off-price concept targeted to serve the needs of lower-income households, which it believes to be one of the fastest growing demographic markets in the country.  The Company opened these initial stores at locations in California during the second half of 2004.  This new business generally has similar merchandise departments and categories to those of Ross, but features a different mix of brands, consisting mostly of moderate department store and discount store labels at lower average price points.  The average dd’s DISCOUNTSSM store is approximately 26,000 gross square feet and is located in an established strip shopping center in densely populated urban and suburban neighborhoods.  The dd’s DISCOUNTSSM and Ross merchant, store and distribution organizations are separate and distinct; however, dd’s DISCOUNTSSM shares other certain corporate and support services with Ross.

Forward-Looking Statements and Risk Factors Affecting Future Performance

This report includes certain forward-looking statements regarding planned new store growth and expected sales and earnings levels, which reflect the Company’s current beliefs, projections and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. The words “expect,” “anticipate,” “estimate,” “believe,” “looking ahead,” “forecast,” “guidance,” “plan,”  “projected,” and similar expressions identify forward-looking statements.

Risks and uncertainties that apply to both Ross and dd’s DISCOUNTSSM stores include, without limitation, the Company’s ability to effectively operate and integrate various new supply chain and core merchandising systems, including generation of all necessary information in a timely and cost effective manner; migrating the Company’s data center from Newark, California to Pleasanton, California in the first half of 2005 without unexpected delays or interruption in system availability; achieving and maintaining targeted levels of productivity and efficiency in its distribution centers; obtaining acceptable new store locations; competitive pressures in the apparel industry; changes in the level of consumer spending on or preferences for apparel or home-related merchandise;  changes in geopolitical and general economic conditions; unseasonable weather trends; disruptions in supply chain; lower than planned gross margin and greater than planned operating costs; the Company’s ability to continue to purchase attractive brand-name merchandise at desirable discounts, the Company’s ability to identify and successfully enter new geographic markets, and the Company’s ability to attract and retain personnel with the retail talent necessary to execute its strategies.

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

Interest that is payable on the Company’s revolving credit facilities and long-term debt is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under certain of the Company’s synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.  As of January 29, 2005, the Company had no borrowings outstanding under its revolving credit facilities and had $50 million of long-term debt outstanding which accrues interest at LIBOR plus 150 basis points.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted the Company’s consolidated financial position, results of operations, or cash flows as of and for the year ended January 29, 2005. The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material.

The Company uses forward contracts to hedge against fluctuations in foreign currency prices. The Company had no outstanding forward contracts at January 29, 2005.

ITEM 8.          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED STATEMENTS OF EARNINGS

($000, except per share data)	Year Ended January 29, 2005	Year Ended January 31, 2004 (As Restated, see Note B)	Year Ended February 1, 2003 (As Restated, see Note B)

SALES	$4,239,990	$3,920,583	$3,531,349
COSTS AND EXPENSES
Cost of goods sold, including related buying, distribution and occupancy costs	3,279,877	2,918,801	2,630,222
Selling, general and administrative	664,395	628,359	572,316
Impairment of long-lived assets	15,818	—	—
Interest expense (income), net	915	(262)	279

Total costs and expenses	3,961,005	3,546,898	3,202,817

Earnings before taxes	278,985	373,685	328,532
Provision for taxes on earnings	109,083	146,111	128,456

Net earnings	$169,902	$227,574	$200,076

EARNINGS PER SHARE[1]
Basic	$1.15	$1.50	$1.28
Diluted	$1.13	$1.47	$1.25
WEIGHTED AVERAGE SHARES OUTSTANDING (000)[1]
Basic	147,468	152,165	156,246
Diluted	150,380	155,151	159,492

The accompanying notes are an integral part of these consolidated financial statements.
[1]	All share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.

CONSOLIDATED BALANCE SHEETS

($000, except share data)	January 29, 2005	January 31, 2004 (As Restated, see Note B)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$115,331	$201,546
Short-term investments	67,400	—
Accounts receivable	31,154	25,292
Merchandise inventory	853,112	841,491
Prepaid expenses and other	46,756	29,467
Deferred income taxes	8,968	24,578

Total current assets	1,122,721	1,122,374
PROPERTY AND EQUIPMENT
Land and buildings	28,572	57,057
Fixtures and equipment	652,882	532,964
Leasehold improvements	345,195	299,814
Construction-in-progress	17,860	74,507

	1,044,509	964,342
Less accumulated depreciation and amortization	488,331	447,724

Property and equipment, net	556,178	516,618
Other long-term assets	57,100	52,473

Total assets	$1,735,999	$1,691,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$451,861	$448,044
Accrued expenses and other	154,017	143,393
Accrued payroll and benefits	105,683	112,284
Income taxes payable	—	9,146

Total current liabilities	711,561	712,867
Long-term debt	50,000	50,000
Other long-term liabilities	116,668	96,329
Deferred income taxes	92,201	79,709

Total liabilities	970,430	938,905
STOCKHOLDERS’ EQUITY [1]
Common stock, par value $.01 per share Authorized 600,000,000 shares Issued and outstanding 146,717,000 and 151,208,000 shares	1,472	1,514
Additional paid-in capital	449,524	412,104
Treasury stock	(11,618)	(3,656)
Deferred compensation	(25,266)	(26,892)
Retained earnings	351,457	369,490

Total stockholders’ equity	765,569	752,560

Total liabilities and stockholders’ equity	$1,735,999	$1,691,465

The accompanying notes are an integral part of these consolidated financial statements.
[1]	All share information has been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock[1]		Additional Paid-In Capital[1]	Treasury Stock	Deferred Compen- sation	Retained Earnings	Total

($000)	Shares	Amount

Balance at February 2, 2002 (previously reported)	157,921	$1,580	$307,303	$—	$(18,359)	$253,931	$544,455
Cumulative prior year adjustment (see Note B)	—	—	—	—	—	(1,230)	(1,230)

Balance at February 2, 2002 (as restated, see Note B)	157,921	$1,580	$307,303	$—	$(18,359)	$252,701	$543,225
Common stock issued under stock plans	4,681	46	54,980	—	(20,747)	—	34,279
Tax benefit from equity issuance	—	—	16,584	—	—	—	16,584
Amortization of stock compensation	—	—	—	—	12,241	—	12,241
Common stock repurchased	(7,620)	(76)	(11,736)	—	—	(138,185)	(149,997)
Net earnings (as restated, see Note B)	—	—	—	—	—	200,076	200,076
Dividends declared	—	—	—	—	—	(15,552)	(15,552)

Balance at February 1, 2003 (as restated, see Note B)	154,982	$1,550	$367,131	$—	$(26,865)	$299,040	$640,856
Common stock issued under stock plans, net of shares used for tax withholding	3,079	33	42,236	(3,656)	(13,917)	—	24,696
Tax benefit from equity issuance	—	—	15,089	—	—	—	15,089
Amortization of stock compensation	—	—	—	—	13,890	—	13,890
Common stock repurchased	(6,853)	(69)	(12,352)	—	—	(137,582)	(150,003)
Net earnings (as restated, see Note B)	—	—	—	—	—	227,574	227,574
Dividends declared	—	—	—	—	—	(19,542)	(19,542)

Balance at January 31, 2004 (as restated, see Note B)	151,208	$1,514	$412,104	$(3,656)	$(26,892)	$369,490	$752,560
Common stock issued under stock plans, net of shares used for tax withholding	2,046	23	35,787	(7,962)	(12,419)	—	15,429
Tax benefit from equity issuance	—	—	14,802	—	—	—	14,802
Amortization of stock compensation	—	—	—	—	14,045	—	14,045
Common stock repurchased	(6,537)	(65)	(13,169)	—	—	(161,766)	(175,000)
Net earnings	—	—	—	—	—	169,902	169,902
Dividends declared	—	—	—	—	—	(26,169)	(26,169)

Balance at January 29, 2005	146,717	$1,472	$449,524	$(11,618)	$(25,266)	$351,457	$765,569

The accompanying notes are an integral part of these consolidated financial statements.
[1]	All share information has been adjusted to reflect a two-for-one stock split effected in the form of an 100% stock dividend paid on December 13, 2003.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000)	Year Ended January 29, 2005	Year Ended January 31, 2004 (As Restated, see Note B)	Year Ended February 1, 2003 (As Restated, see Note B)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$169,902	$227,574	$200,076
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	94,593	81,785	69,765
Impairment of long-lived assets	15,818	—	—
Deferred income taxes	28,101	31,607	16,667
Tax benefit from equity issuance	14,802	15,089	16,584
Change in assets and liabilities:
Merchandise inventory	(11,621)	(124,973)	(93,128)
Other current assets, net	(23,151)	494	(4,003)
Accounts payable	2,908	48,881	81,958
Other current liabilities	(5,123)	35,331	54,541
Other long-term, net	11,928	5,683	12,255

Net cash provided by operating activities	298,157	321,471	354,715

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(149,541)	(152,694)	(138,852)
Purchases of short-term investments	(67,400)	—	—
Proceeds from sale of Newark facility	17,400	—	—

Net cash used in investing activities	(199,541)	(152,694)	(138,852)

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	—	25,000	25,000
Issuance of common stock related to stock plans	23,391	28,351	34,279
Treasury stock related to tax withholding	(7,962)	(3,656)	—
Repurchase of common stock	(175,000)	(150,003)	(149,997)
Dividends paid	(25,260)	(17,572)	(14,847)

Net cash used in financing activities	(184,831)	(117,880)	(105,565)

Net increase (decrease) in cash and cash equivalents	(86,215)	50,897	110,298
Cash and cash equivalents:
Beginning of year	201,546	150,649	40,351

End of year	$115,331	$201,546	$150,649

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$1,545	$825	$409
Income taxes paid	$86,046	$105,731	$91,874
NON-CASH INVESTING ACTIVITIES
Straight-line rent capitalization in build-out period	$4,277	$4,657	$2,110

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Summary of Significant Accounting Policies

Business.   Ross Stores, Inc. (the “Company”) is an off-price retailer of first-quality, branded apparel, shoes and accessories for the entire family, as well as gift items, linens and other home-related merchandise.  At January 29, 2005, the Company operated 639 Ross locations and ten dd’s DISCOUNTSSM stores in 26 states and Guam, which are supported by four distribution centers.  The Company’s headquarters, two distribution centers and 30% of its stores are located in California.

Basis of Presentation and Fiscal Year.   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated.  The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31.  The fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 are referred to as 2004, 2003 and 2002, respectively, and are 52 weeks.

Stock Dividend.   All share and per share information has been adjusted to reflect the effect of the Company’s two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.

Reclassifications.   Certain reclassifications have been made in the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.  These reclassifications include presenting treasury stock and deferred compensation as separate components of stockholders’ equity.

Use of Accounting Estimates.   The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant accounting estimates include merchandise inventory, long-lived assets and the review of their impairment, and self-insurance reserves.

Purchase Obligations.   As of January 29, 2005, the Company had purchase obligations of $600.6 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures, supplies, and information technology service and maintenance contracts.  Total merchandise inventory purchase orders of $554.0 million are all purchase obligations of less than one year as of January 29, 2005.

Cash and Cash Equivalents.   Cash and cash equivalents are highly liquid, fixed income instruments purchased with an original maturity of three months or less.  At January 31, 2004, cash and cash equivalents included $10 million of restricted cash that was collateral for a standby letter of credit.

Short-Term Investments.   The Company’s short-term investments, totaling $67.4 million at January 29, 2005, are comprised of state and other government obligations and are highly liquid.  At January 29, 2005, these investments were classified as available-for-sale and are stated at cost, which approximates fair value.  All of the Company’s investments have original contractual maturities of ten years or more; however, the investments have a short-term auction feature resulting in an effective maturity of 15 to 30 days.

Merchandise Inventory.   Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value.  The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as “packaway” inventory.  Packaway inventory is purchased with the intent that it will be stored in the Company’s warehouses until a later date, which may even be the beginning of the same selling season in the following year.  Packaway inventory accounted for approximately 43% of total inventories as of both January 29, 2005 and January 31, 2004.   The value of the Company’s merchandise inventory is reduced by reserves for shrinkage. The shrinkage reserve is based on historical shrinkage rates as evaluated through the Company’s physical merchandise inventory counts and cycle counts.

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

Property and Equipment.   Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property.  Depreciation and amortization expense on property and equipment was $80.0 million, $67.4 million and $56.9 million for fiscal years 2004, 2003 and 2002, respectively, inclusive of lease accounting adjustments in prior years.  The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less.  The Company capitalizes rent during a construction build-out period and amortizes it over the lease term commencing when the leased premises are substantially ready for their intended use.  Computer hardware and software costs, net of amortization, of $139.5 million and $120.0 million at January 29, 2005 and January 31, 2004, respectively, are included in fixtures and equipment and are amortized over their estimated useful life generally ranging from five to seven years.  Reviews for impairment are performed whenever events or circumstances indicate the carrying value of an asset group may not be recoverable.

During the second quarter, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark Facility.  The Company recognized an impairment charge of $18 million before taxes in the second quarter 2004 to write-down the carrying value of its Newark Facility from its net book value of approximately $33 million to the estimated fair value at the time of approximately $15 million.  During the third quarter, the Company sold the Newark Facility for net proceeds of approximately $17 million.  The Company recognized a gain (reduction in impairment loss) of approximately $2 million in the third quarter of 2004 on the sale of its Newark Facility.  For the year ended January 29, 2005, the net impairment charge recognized by the Company was approximately $16 million.

Intangible Assets.   Intangible assets are principally comprised of lease rights, which are payments made to acquire store leases.  An impairment loss would be recognized if the undiscounted cash flow of an asset group was less than the carrying value of the asset group.  Lease rights are included in other long-term assets and are amortized over the remaining life of the lease.  Amortization expense related to separately-identifiable intangible assets was $.6 million, $.5 million and $.7 million for fiscal years 2004, 2003 and 2002, respectively.

Long-Lived Assets.   Long-lived assets and certain identifiable intangibles that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Based on the Company’s review as of January 29, 2005 and January 31, 2004, no adjustments were recognized to the carrying value of such assets.

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

Accounts Payable.   Accounts payable represents amounts owed to third parties at the end of the period.  Accounts payable includes book cash overdrafts which are checks issued under zero balance accounts not yet presented for payment drawn in excess of cash balances of approximately $90.9 million and $104.8 million at January 29, 2005 and January 31, 2004, respectively.  The Company includes the changes in book cash overdrafts in operating cash flows.

Self-Insurance.   The Company is self-insured for workers’ compensation, general liability costs and certain health insurance plans.  The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  At the end of 2004 and 2003, the Company’s total self-insurance reserves were $78.7 million and $66.9 million, respectively.  This includes $67.2 million and $53.1 million at 2004 and 2003, respectively, related to workers’ compensation reserves.

Deferred Rent.   When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, rental expense is recorded on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent.  The Company amortizes deferred rent on a straight-line basis over the lease term commencing on the date the leased space is ready for its intended use.  At the end of 2004 and 2003, the balance of deferred rent was $44.2 million and $34.5 million, respectively, and is included in other long-term liabilities.  Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term.  Changes in tenant improvement allowances are included as a component of operating activities in the consolidated statements of cash flows.

Other Long-Term Liabilities.   Other long-term liabilities as of January 29, 2005 and January 31, 2004 consist of the following:

($000)	2004	2003

Deferred compensation	$42,795	$34,904
Deferred rent	44,151	34,545
Tenant improvement allowance	23,483	19,439
Other	6,239	7,441

Total	$116,668	$96,329

Estimated Fair Value of Financial Instruments.   The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their estimated fair value.  The Company’s long-term debt represents amounts outstanding under the Company’s $50 million senior unsecured term loan agreement.  The interest rate fluctuates monthly based on LIBOR.  Due to the floating interest rates on the debt, the carrying value approximates its estimated fair value.

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

Allowance for Sales Returns.   An allowance for the gross margin loss on estimated sales returns is included in Accrued expenses and other in the consolidated balance sheets. The allowance for sales returns, consists of the following:

($000)	Beginning Balance	Additions	Reductions	Ending Balance

Year ended:
January 29, 2005	$3,755	$301,004	$299,927	$4,832
January 31, 2004	$2,643	$257,597	$256,485	$3,755
February 1, 2003	$1,619	$237,676	$236,652	$2,643

Store Pre-Opening.   Store pre-opening costs are expensed in the period incurred.

Advertising.   Advertising costs are expensed in the period incurred.  Advertising expenses for the fiscal years ended 2004, 2003 and 2002 were $41.5 million, $38.9 million and $37.5 million, respectively.

Taxes on Earnings.   SFAS No. 109, “Accounting for Income Taxes,” requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.  In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates.

Treasury Stock.   The Company records treasury stock at cost.  Treasury stock consists of shares used by employees for tax withholding purposes related to grants of restricted stock.

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

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

($000, except per share data)		2004	2003	2002

Net earnings	As reported	$169,902	$227,574	$200,076
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		8,553	8,459	7,455
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(17,214)	(18,694)	(15,534)

Net earnings	Pro forma	$161,241	$217,339	$191,997

Basic earnings per share	As reported	$1.15	$1.50	$1.28
	Pro forma	$1.09	$1.43	$1.23
Diluted earnings per share	As reported	$1.13	$1.47	$1.25
	Pro forma	$1.08	$1.41	$1.21

At January 29, 2005, the Company had two stock-based compensation plans, which are further described in Note G.  SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

Stock Options	2004	2003	2002

Expected life from grant date (years)	3.0	3.0	3.3
Expected volatility	36.3%	42.6%	48.4%
Risk-free interest rate	2.9%	2.0%	2.8%
Dividend yield	0.6%	0.5%	0.5%

Employee Stock Purchase Plan	2004	2003	2002

Expected life from grant date (years)	1.0	1.0	1.0
Expected volatility	31.7%	30.0%	38.5%
Risk-free interest rate	2.9%	1.3%	2.0%
Dividend yield	0.7%	0.6%	0.5%

The weighted average fair values per share of stock options granted during 2004, 2003 and 2002 were $7.49, $6.53, and $6.85, respectively.  The weighted average fair values of the 2004, 2003, and 2002 employee stock purchase awards were $7.30, $5.81 and $4.97 per share, respectively.

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

In 2004, 2003 and 2002 there were 998,549, 273,430, and 111,202 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

2004
Shares	147,468	2,912	150,380
Amount	$1.15	$(.02)	$1.13
2003
Shares	152,165	2,986	155,151
Amount	$1.50	$(.03)	$1.47
2002
Shares	156,246	3,246	159,492
Amount	$1.28	$(.03)	$1.25

Segment Reporting.   The Company accounts for its operations as one reportable operating segment.  The Company’s operations include only activities related to off-price retailing in stores throughout the United States and, therefore, comprise only one segment.

Comprehensive Income.   Comprehensive income equals net earnings for all periods presented.

Derivative Instruments and Hedging Activities.   SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value.  The Company did not hold any derivative instruments as of January 29, 2005 or January 31, 2004.

New Accounting Pronouncements.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires recognition of stock-based compensation expense in the consolidated financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. The Company will implement the requirements of the standard as of the beginning of the third quarter of fiscal 2005.  The impact of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R).  The Company has not yet quantified the effects of the adoption of SFAS No. 123(R).

In November 2004, the FASB issued the revised SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s operating results or financial position.

Note B: Restatement of Consolidated Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their treatment under generally accepted accounting principles in the United States of America (“GAAP”).  In response to this letter, the Company initiated a review of its lease related accounting and determined that the Company’s method of accounting for landlord incentives or allowances under operating leases (tenant improvement allowances) and the Company’s method of accounting for “rent holidays” were not consistent with this guidance.

The Company historically accounted for tenant improvement allowances as reductions of fixed assets on the consolidated balance sheets and as reductions of capital expenditures in investing activities in the consolidated statements of cash flows. The Company historically amortized leasehold improvements over the original lease term, typically 10 years.  The Company determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88–1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets, amortized over the lease term, and included as a component of operating activities in the consolidated statements of cash flows.

The Company historically amortized rent holiday periods on a straight–line basis over the lease term based on the store opening date, which excluded the build-out period for its stores from the term over which it expensed rent.  The Company considered FASB Technical Bulletin No. 85–3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally one to four months prior to the opening date.

In addition, the Company historically capitalized rent during the construction period for its distribution and headquarter facilities.  The Company considered interpretive guidance based on analogies to FASB Statement No. 34, “Capitalization of Interest Cost,” and FASB Statement No. 67, “Accounting for the Costs and Initial Rental Operations of Real Estate Projects” regarding capitalization of rent during the period of time a lessee is performing construction activities.  The Company concluded that its historical policy of capitalizing rent during the build-out period is appropriate and has corrected its accounting to apply the policy to the build-out period for all facilities, including its stores.

As a result, the Company restated the accompanying consolidated financial statements for its fiscal years 2003 and 2002.

The cumulative effect of these accounting adjustments is a reduction to retained earnings of $1.2 million as of the beginning of fiscal 2002 and incremental decreases to retained earnings and net earnings of $0.5 million and $1.1 million for the fiscal years 2003 and 2002, respectively.  The adjustments reflect corrections of property, plant and equipment and deferred rent liability balances and differences in the timing of historical expense recognition.

Following is a summary of the effects of the restatement on the Company’s consolidated balance sheet as of January 31, 2004, and consolidated statements of earnings and cash flows for fiscal years  2003 and 2002 (in thousands, except share data):

	Consolidated Statements of Earnings

	As Previously Reported	Adjustments	As Restated

Fiscal year ended January 31, 2004
Cost of goods sold, including related buying distribution and occupancy costs	$2,917,935	$866	$2,918,801
Earnings before taxes	374,551	(866)	373,685
Provision for taxes on earnings	146,449	(338)	146,111
Net earnings	228,102	(528)	227,574
Earnings per share — basic	$1.50	$.00	$1.50
Earnings per share — diluted	$1.47	$.00	$1.47
Fiscal year ended February 1, 2003
Cost of goods sold, including related buying distribution and occupancy costs	$2,628,412	$1,810	$2,630,222
Earnings before taxes	330,342	(1,810)	328,532
Provision for taxes on earnings	129,164	(708)	128,456
Net earnings	201,178	(1,102)	200,076
Earnings per share — basic	$1.29	$(.01)	$1.28
Earnings per share — diluted	$1.26	$(.01)	$1.25

	Consolidated Balance Sheet

As of January 31, 2004	As Previously Reported	Adjustments	As Restated

Deferred income taxes (asset)	$22,742	$1,836	$24,578
Fixtures and equipment	517,350	15,614	532,964
Leasehold improvements	254,968	44,846	299,814
Accumulated depreciation	419,683	28,041	447,724
Accrued expenses and other	142,370	1,023	143,393
Other long-term liabilities	60,238	36,091	96,329
Retained earnings[1]	372,349	(2,859)	369,490

[1]	Retained earnings for the year ended January 31, 2004 has been reclassified for the effect of treasury stock.

	Consolidated Statements of Cash Flows

	As Previously Reported	Adjustments	As Restated

Fiscal year ended January 31, 2004
Net cash provided by operating activities	315,306	6,165	321,471
Net cash used in investing activities	(146,529)	(6,165)	(152,694)
Fiscal year ended February 1, 2003
Net cash provided by operating activities	349,029	5,686	354,715
Net cash used in investing activities	(133,166)	(5,686)	(138,852)

	Consolidated Statements of Stockholders’ Equity

As of February 2, 2002	As Previously Reported	Adjustments	As Restated

Retained earnings	$253,931	$(1,230)	$252,701

Note C:   Long-Term Debt

The Company had $50 million of debt classified as long-term as of January 29, 2005 and January 31, 2004.  The weighted average interest rates on borrowings during 2004 and 2003 were 3.1% and 2.7%, respectively.

Bank Credit Facilities.   During the quarter ended May 1, 2004, the Company entered into a $600 million revolving credit facility with its banks, which contains a $200 million sublimit for issuances of letters of credit of which $134.2 million was available at January 29, 2005.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  As of January 29, 2005, the Company had no borrowings outstanding under this facility.  This existing revolving credit facility is scheduled to expire in March 2009.

Term Debt.   In June 2002, the Company entered into a $50 million senior unsecured term loan agreement to finance the equipment and information systems for its Southern California distribution center.  The Company borrowed $25 million under this term loan in September 2002 and made the final draw of $25 million under this term loan in February 2003.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 3.9% at January 29, 2005.  All amounts outstanding under the term loan are due and payable in December 2006.  Borrowing under this term loan is subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.

Letters of Credit.   The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability claims.  The Company had $65.8 million and $67.4 million in standby letters of credit and $17.0 million and $15.4 million in trade letters of credit outstanding at January 29, 2005 and January 31, 2004, respectively.

Note D:  Leases

The Company leases substantially all of its store sites, selected computer and related equipment, and certain distribution center equipment under operating leases with original, non-cancelable terms that in general range from three to ten years, expiring through 2016.  Store leases typically contain provisions for three to four renewal options of five years each.  Most store leases also provide for minimum annual rentals and for payment of certain expenses.  In addition, some store leases also have provisions for additional rent based on a percentage of sales.

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems.  These leases are accounted for as operating leases for financial reporting purposes.  The initial terms of these leases are two years and the Company typically has options to renew the leases for two to three one-year periods respectively.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company’s obligation under the residual value guarantee at the end of the respective initial lease terms is $15.7 million.

The Company also leases a 1.3 million square foot distribution center in Fort Mill, South Carolina, which was completed in July 2002.  This distribution center, including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.   Monthly rent expense is currently payable at 90 basis points over 30-day LIBOR on the lease balance of $87.3 million.  At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the lease balance, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance.  The Company’s obligation under this residual value guarantee is $74.2 million.

In September 2003, the Company opened its Southern California distribution center in Perris, California. In July 2003, the Company refinanced its original five-year operating lease for its Southern California distribution center with a ten-year synthetic lease facility that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million.  At the end of the lease term, the Company must refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor the shortfall below $70 million not to exceed $56 million. The Company’s obligation under this residual value guarantee is $56 million.

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

In addition, the Company leases two separate warehouse facilities for packaway storage in Carlisle, Pennsylvania with operating leases expiring through 2011.  In January 2004, the Company entered into a two-year lease with two one-year options for a warehouse facility in Fort Mill, South Carolina. These three leased facilities are being used primarily to store packaway merchandise.

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

In October 2004, the Company entered into a lease arrangement to use a portion of the Newark Facility to support distribution activities for dd’s DISCOUNTSSM for an initial lease term of two years with three one-year renewal options, a minor part of its remaining useful life. The Company also entered into a six month lease arrangement to use a portion of the Newark Facility for the Company’s data center.

The aggregate future minimum annual lease payments under leases in effect at January 29, 2005 are as follows:

($000)	Operating Leases	Synthetic Leases	Total Leases

2005	$216,489	$11,421	$227,910
2006	199,581	5,526	205,107
2007	185,273	4,090	189,363
2008	166,606	4,091	170,697
2009	136,641	4,091	140,732
Thereafter	359,663	14,318	373,981

Total	$1,264,253	$43,537	$1,307,790

Total rent expense, inclusive of lease accounting adjustments in prior years, for all leases is as follows:

($000)	2004	2003	2002

Minimum rentals	$216,163	$186,240	$163,574

Note E:  Taxes on Earnings

The provision for taxes consists of the following:

($000)	2004	2003	2002

CURRENT
Federal	$67,763	$96,606	$95,843
State	13,219	17,898	15,946

	80,982	114,504	111,789
DEFERRED
Federal	23,982	27,946	13,629
State	4,119	3,661	3,038

	28,101	31,607	16,667

Total	$109,083	$146,111	$128,456

In 2004, 2003 and 2002, the Company realized tax benefits of $14.8 million, $15.1 million and $16.6 million, respectively, related to stock options exercised and the vesting of restricted stock that were credited to additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory Federal income tax rate.  The differences are reconciled as follows:

	2004	2003	2002

Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of Federal benefit) and other, net	4%	4%	4%

	39%	39%	39%

The components of the net deferred tax liabilities at January 29, 2005 and January 31, 2004 are as follows:

($000)	2004	2003

Deferred Tax Assets
Deferred compensation	$27,604	$24,333
Deferred rent	7,375	7,312
Employee benefits	4,457	3,737
Accrued liabilities	17,287	14,163
California franchise taxes	1,889	3,866
All other	1,440	10,958

	60,052	64,369
Deferred Tax Liabilities
Depreciation	(111,403)	(93,008)
Merchandise inventory	(25,566)	(19,759)
Supplies	(3,790)	(2,239)
Prepaid expenses	(2,811)	(1,936)
All other	285	(2,558)

	(143,285)	(119,500)

Net Deferred Tax Liabilities	$(83,233)	$(55,131)

Note F:  Employee Benefit Plans

The Company has available to certain employees a defined contribution plan.  Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code.  This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code.  In January 2002, the Company increased its matching to 4% of the employee’s salary up to the plan limits.  Company matching contributions to the 401(k) plan were $4.6 million, $4.5 million and $4.2 million in 2004, 2003 and 2002, respectively.

The Company also has in place an Incentive Compensation Plan, which provides cash awards to key management employees based on the Company’s and the individual’s performance. The Company makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan.  This plan does not qualify under Section 401(k) of the Internal Revenue Code.  Other long-term assets and Other long-term liabilities include $42.8 million and $34.9 million at January 29, 2005 and January 31, 2004, respectively, related to the Non-qualified Deferred Compensation Plan.

Note G:  Stockholders’ Equity

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

Common Stock.  In January 2004, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $350 million for 2004 and 2005.  In 2004, the Company repurchased approximately 6.5 million shares for an aggregate purchase price of approximately $175 million.  The Company repurchased a total of $150 million of common stock each year during 2003 and 2002 under a prior program.

The following table summarizes the Company’s stock repurchase activity:

Fiscal Year	Shares Repurchased (in millions)	Average Repurchase Price	$ Repurchased (in millions)

2004	6.5	$26.77	$175.0
2003	6.9	$21.89	$150.0
2002	7.6	$19.69	$150.0

Dividends.  In January 2005, a quarterly cash dividend payment of $.05 per common share was declared by the Company’s Board of Directors, payable on or about April 1, 2005.  The Board of Directors declared quarterly cash dividends of $.0425 per common share in January, May, August and November 2004 and $.0288 per common share in January, May, August and November 2003.

2004 Equity Incentive Plan.   On May 20, 2004, the Company’s stockholders approved the adoption of the 2004 Equity Incentive Plan (the “New Plan”) with an initial share reserve of 15.0 million shares, of which up to 5.0 million shares can be issued as full value or restricted stock awards.  The New Plan replaced the following four prior plans:  the 1988 Restricted Stock Plan, the 1992 Stock Option Plan, the 2000 Equity Incentive Plan and the 1991 Outside Directors Stock Option Plan (collectively, the “Prior Plans”).  Effective May 20, 2004, a total of 9.6 million shares remaining available for grant in the Prior Plans’ reserves were automatically canceled.  In addition, as of May 20, 2004, there were 9.2 million shares subject to unexercised, non-qualified stock options outstanding under the Prior Plans and 3.1 million shares of restricted stock outstanding under the Prior Plans that remained subject to vesting restrictions.  As a result, the number of shares authorized for issuance under the New Plan may be increased by up to an additional 12.3 million shares from the following sources:  (1) shares subject to options or other awards outstanding under the Prior Plans as of May 20, 2004 which subsequently expire or otherwise terminate for any reason without having been exercised or settled in full, (2) shares acquired under the Prior Plans subject to forfeiture which are forfeited to the Company on or after May 20, 2004, and (3) shares withheld or reacquired by the Company on or after May 20, 2004 in satisfaction of tax withholding obligations under the Prior Plans.

The New Plan provides for incentive awards that include the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units.  The New Plan also provides for the automatic grant of stock options at pre-established times at predetermined value to each non-employee director.  Under the New Plan, stock options are granted at prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and normally vest over a period not exceeding four years from the date of grant.

As of January 29, 2005, there were 14.5 million shares that remained available for grant under the 2004 Equity Incentive Plan.  A summary of the stock option activity under the New Plan and the Company’s Prior Plans for 2004, 2003 and 2002 is presented below.

(000, except per share data)	Number of Shares	Weighted Average Exercise Price

Outstanding at February 2, 2002	12,240	$9.54
Granted	2,850	$19.19
Exercised	(3,362)	$9.21
Forfeited	(430)	$12.30

Outstanding at February 1, 2003	11,298	$11.96
Granted	2,092	$22.05
Exercised	(2,415)	$10.12
Forfeited	(422)	$16.32

Outstanding at January 31, 2004	10,553	$14.22
Granted	1,446	$27.77
Exercised	(1,730)	$10.87
Forfeited	(358)	$20.75

Outstanding at January 29, 2005	9,911	$16.54

At the end of 2004, 2003 and 2002, the Company had approximately 5.6 million, 5.0 million and 4.8 million options exercisable at weighted average exercise prices of $12.01, $10.25 and $9.44 per share, respectively.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 29, 2005 (options in thousands):

	Options Outstanding			Options Exercisable

Exercise Price Range	Number of Shares	Remaining Life	Exercise Price	Number of Shares	Exercise Price

$ 1.38 to $ 9.88	2,531	4.87	$8.35	2,433	$8.29
$ 9.91 to $ 17.11	2,050	4.68	$11.32	1,976	$11.19
$ 17.17 to $ 19.31	2,704	7.73	$19.03	775	$18.82
$ 19.35 to $ 28.35	1,992	8.90	$24.76	377	$23.06
$ 28.40 to $ 32.85	634	9.15	$29.68	67	$29.61

Totals	9,911	6.70	$16.54	5,628	$12.01

During fiscal 2004, 2003 and 2002, restricted stock awards totaling 476,000, 684,000 and 1,086,000 shares, respectively were issued under the New Plan and the Prior Plans, of which 55,000, 57,000 and 4,000 shares were forfeited during each respective year.  The market value of these shares at the date of grant is amortized to expense ratably over the vesting period of generally two to four years.  The unamortized compensation expense at January 29, 2005 and January 31, 2004 was $25.3 million and $26.9 million, respectively.  Shares used for tax withholding, totaling 306,400 and 166,500 shares at January 29, 2005 and January 31, 2004, respectively, are considered treasury shares which are available for reissuance.  As of January 29, 2005 and January 31, 2004, total shares subject to repurchase related to unvested restricted stock were 2.6 million and 3.4 million shares respectively.  A total of 4,740,000, 3,649,000 and 4,110,000 shares were available for new restricted stock awards under the New Plan and the Prior Plans at fiscal year end 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan.  Under the Employee Stock Purchase Plan, eligible full-time employees participating in the annual offering period can choose to have up to the lessor of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock.  The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price.  During 2004, 2003 and 2002, employees purchased approximately 198,000, 205,000 and 238,000 shares, respectively, of the Company’s common stock under the plan at weighted average per-share prices of $22.23, $18.37 and $14.08, respectively.  Through January 29, 2005, approximately 8,151,000 shares had been issued under this plan and 1,849,000 shares remained available for future issuance.

Note H:  Related Party Transactions

In 2000 the Company made an interest-free relocation loan of $2.5 million to an executive officer, secured by a deed of trust on his principal residence.  In February 2005, the executive officer resigned from the Company.  All outstanding principal under the loan, which is included in accounts receivable in the consolidated balance sheets, is due and payable 120 days following termination of employment with the Company.  In the first quarter of fiscal 2005, the Company accrued approximately $2.3 million in expenses related to severance obligations in accordance with his employment agreement.

The Company maintains consulting and benefits agreements with its Chairman of the Board under which the Company pays an annual consulting fee of $1.1 million in monthly installments and provides administrative support and health and other benefits for the individual and his dependents.

The Company also maintains a consulting agreement with its Chairman Emeritus under which it pays an annual consulting fee of $100,000 and provides administrative support and health benefits for the individual and his spouse.

The Chairman Emeritus is also the Chairman Emeritus of The Gymboree Corporation, to which the Company paid $1.6 million, $4.0 million and $2.2 million for children’s apparel purchases at fair market value in 2004, 2003 and 2002, respectively.

Note I:  Provision for Litigation Expense and Other Legal Proceedings

The Company is party to various legal proceedings arising from normal business activities.  In the opinion of management, resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Note J: Quarterly Financial Data (Unaudited)

Summarized quarterly financial information in fiscal year 2004 and in fiscal year 2003 is presented in the tables below.  The quarterly financial information for the first three quarters of fiscal year 2004 and for each of the quarters of fiscal year 2003 has been restated (See note B for an explanation of the lease accounting restatement).  The Company concluded that the impact of the restatement should be reflected in each of the respective quarters for both fiscal years 2004 and 2003.  The adjustments reflect corrections of property, plant and equipment and deferred rent liability balances and differences in the timing of historical expense recognition.

Year ended January 29, 2005:

($000, except per share data)	Quarter Ended May 1, 2004 (Restated)	Quarter Ended July 31, 2004 (Restated)	Quarter Ended October 30, 2004 (Restated)	Quarter Ended January 29, 2005

Sales	$991,892	$1,008,600	$1,027,744	$1,211,754
Cost of goods sold, including related buying, distribution and occupancy costs	751,166	773,716	805,126	949,869
Selling, general and administrative	161,496	163,651	162,481	176,767
Impairment of long-lived assets	—	18,000	(2,182)	—
Interest expense (income), net	170	336	391	18

Total costs and expenses	912,832	955,703	965,816	1,126,654

Earnings before taxes	79,060	52,897	61,928	85,100
Provision for taxes on earnings	30,913	20,683	24,213	33,274

Net earnings	$48,147	$32,214	$37,715	$51,826

Earnings per share – basic	$.32	$.22	$.26	$.36
Earnings per share – diluted	$.31	$.21	$.25	$.35
Dividends declared per share on common stock	—	.0425	.0425	.0925	[1]
Closing stock price[2]
High	$32.86	$31.32	$26.32	$29.92
Low	$27.79	$22.32	$20.95	$25.83

Year ended January 31, 2004:

($000, except per share data)	Quarter Ended May 3, 2003 (Restated)	Quarter Ended August 2, 2003 (Restated)	Quarter Ended November 1, 2003 (Restated)	Quarter Ended January 31, 2004 (Restated)

Sales	$879,284	$965,610	$976,940	$1,098,749
Cost of goods sold, including related buying, distribution and occupancy costs	653,172	725,245	730,808	809,576
Selling, general and administrative	145,139	151,832	163,962	167,426
Interest expense (income), net	(70)	(61)	(142)	11

Total costs and expenses	798,241	877,016	894,628	977,013

Earnings before taxes	81,043	88,594	82,312	121,736
Provision for taxes on earnings	31,688	34,641	32,184	47,598

Net earnings	$49,355	$53,953	$50,128	$74,138

Earnings per share – basic	$.32	$.35	$.33	$.49
Earnings per share – diluted[3]	$.32	$.35	$.32	$.48
Dividends declared per Share on common stock[3]	—	.0288	.0288	.0713	[4]
Closing stock price[2,3]
High	$19.75	$22.75	$26.65	$28.79
Low	$16.49	$18.93	$22.49	$25.80

[1]	Includes $.0425 per share dividend declared November 2004 and $.05 per share dividend declared in January 2005.
[2]	Ross Stores, Inc. common stock trades on The NASDAQ Stock Market® under the symbol ROST.
[3]	All per share and stock price information has been adjusted to reflect the effect of the two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.
[4]	Includes $.0288 per share dividend declared November 2003 and $.0425 per share dividend declared in January 2004.

The following is a summary of the effects of the lease accounting restatement on the Company’s consolidated statements of earnings for each of the quarters impacted in fiscal years 2004 and 2003, respectively.

	Consolidated Statements of Earnings

($000, except per share data)	As previously Reported	Adjustments	As Restated

Quarter ended October 30, 2004
Cost of goods sold, including related buying distribution and occupancy costs	$804,521	$605	$805,126
Selling, general and administrative	162,509	(28)	162,481
Earnings before taxes	62,505	(577)	61,928
Provision for taxes on earnings	24,439	(226)	24,213
Net earnings	38,066	(351)	37,715
Earnings per share — diluted	$.26	$(.01)	$.25
Quarter ended July 31, 2004
Cost of goods sold, including related buying distribution and occupancy costs	$772,743	$973	$773,716
Selling, general and administrative	164,032	(381)	163,651
Earnings before taxes	53,489	(592)	52,897
Provision for taxes on earnings	20,914	(231)	20,683
Net earnings	32,575	(361)	32,214
Earnings per share — diluted	$.22	$(.01)	$.21
Quarter ended May 1, 2004
Cost of goods sold, including related buying distribution and occupancy costs	$750,622	$544	$751,166
Selling, general and administrative	161,431	65	161,496
Earnings before taxes	79,669	(609)	79,060
Provision for taxes on earnings	31,151	(238)	30,913
Net earnings	48,518	(371)	48,147
Earnings per share — diluted	$.32	$(.01)	$.31

	Consolidated Statements of Earnings

($000, except per share data)	As previously Reported	Adjustments	As Restated

Quarter ended January 31, 2004
Cost of goods sold, including related buying distribution and occupancy costs	$810,236	$(660)	$809,576
Earnings before taxes	121,076	660	121,736
Provision for taxes on earnings	47,340	258	47,598
Net earnings	73,736	402	74,138
Earnings per share — diluted	$.48	$.00	$.48
Quarter ended November 1, 2003
Cost of goods sold, including related buying distribution and occupancy costs	$730,245	$563	$730,808
Earnings before taxes	82,875	(563)	82,312
Provision for taxes on earnings	32,404	(220)	32,184
Net earnings	50,471	(343)	50,128
Earnings per share — diluted	$.33	$(.01)	$.32
Quarter ended August 2, 2003
Cost of goods sold, including related buying distribution and occupancy costs	$724,206	$1,039	$725,245
Earnings before taxes	89,633	(1,039)	88,594
Provision for taxes on earnings	35,047	(406)	34,641
Net earnings	54,586	(633)	53,953
Earnings per share — diluted	$.35	$.00	$.35
Quarter ended May 3, 2003
Cost of goods sold, including related buying distribution and occupancy costs	$653,248	$(76)	$653,172
Earnings before taxes	80,967	76	81,043
Provision for taxes on earnings	31,658	30	31,688
Net earnings	49,309	46	49,355
Earnings per share — diluted	$.32	$.00	$.32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

San Francisco, California
April 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” that Ross Stores, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005 of the Company and our report dated April 13, 2005 expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

San Francisco, California
April 13, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Consideration of the Restatement

In coming to the conclusion that our internal control over financial reporting was effective as of January 29, 2005, our management considered, among other things, the need to restate our previously issued financial statements as disclosed in “Note B” to the accompanying consolidated financial statements included in this Form 10-K. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,”

paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported Consolidated Balance Sheet and Statement of Cash Flows. Based on our review and analysis, the Company’s management concluded that the restatement of the prior period financial statements was not in itself a material weakness and that when aggregated with other deficiencies did not constitute a material weakness.

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 19, 2005 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding the designation of the Audit Committee financial expert is incorporated by reference to page 6 of the Proxy Statement.

The Board of Directors of the Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s Chief Executive Officer, Chief Operations Officer, Chief Administrative Officer, Chief Financial Officer, Vice President Controller, Vice President Treasurer, Vice President Investor and Media Relations, and other positions that may be designated by the Company.  The code is posted on the Company’s website (www.rossstores.com).  The Company intends to disclose any future amendments to its Code of Ethics for Senior Financial Officers by posting any changed version on the same website.

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

Equity Compensation Plan Information.   The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 29, 2005.

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a) )[1]

Equity compensation plans approved by security holders	6,956	[2]	$15.42	16,341	[3]
Equity compensation plans not approved by security holders[4]	2,955		$19.18	—

Total	9,911		$16.54	16,341

[1]

Upon approval by stockholders of the 2004 Equity Incentive Plan in May 2004, any shares remaining available for grant in the share reserves of the 1992 Stock Option Plan, the 2000 Equity Plan, the 1991 Outside Directors Stock Option Plan and the 1988 Restricted Stock Plan were automatically canceled.

[2]	Represents shares reserved for options granted under the prior 1992 Stock Option Plan, the prior 1991 Outside Directors Stock Option Plan, and the 2004 Equity Incentive Plan.
[3]	Includes 1,849,000 shares reserved for issuance under the Employee Stock Purchase Plan and 14,492,000 shares reserved for issuance under the 2004 Equity Incentive Plan.
[4]	Represents shares reserved for options granted under the prior 2000 Equity Incentive Plan, which was approved by the Company’s Board of Directors in March 2000.

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

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

	1.	List of Consolidated Financial Statements.

The following consolidated financial statements are included herein under Item 8:

Consolidated Statements of Earnings for the years ended January 29, 2005, January 31, 2004 (Restated), and February 1, 2003 (Restated).

Consolidated Balance Sheets at January 29, 2005 and January 31, 2004 (Restated).

Consolidated Statements of Stockholders’ Equity for the years ended January 29, 2005, January 31, 2004 (Restated) and February 1, 2003 (Restated).

Consolidated Statements of Cash Flows for the years ended January 29, 2005, January 31, 2004 (Restated) and February 1, 2003 (Restated).

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

	2.	List of Financial Statement Schedules.

Schedules are omitted because they are not required, not applicable, or shown in the consolidated financial statements or notes thereto which are contained in this Report.

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

ROSS STORES, INC.

(Registrant)

Date: April 14, 2005	By:	/s/ MICHAEL BALMUTH

Michael Balmuth
Vice Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL BALMUTH	Vice Chairman, President and	April 14, 2005
Chief Executive Officer, Director
Michael Balmuth

/s/ J. CALL	Senior Vice President,	April 14, 2005
Chief Financial Officer,
John G. Call	Principal Accounting Officer
and Corporate Secretary

/s/ NORMAN A. FERBER	Chairman of the Board, Director	April 14, 2005

Norman A. Ferber

/s/ K. GUNNAR BJORKLUND	Director	April 14, 2005

K. Gunnar Bjorklund

/s/ MICHAEL J. BUSH	Director	April 14, 2005

Michael J. Bush

/s/ SHARON GARRETT	Director	April 14, 2005

Sharon Garrett

/s/ STUART G. MOLDAW	Chairman Emeritus and Director	April 14, 2005

Stuart G. Moldaw

/s/ G. ORBAN	Director	April 14, 2005

George P. Orban

/s/ DONALD H. SEILER	Director	April 14, 2005

Donald H. Seiler

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1

Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

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

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.3 - 10.38)

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

10.19	Fourth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2004 between Norman A. Ferber and Ross Stores, Inc.

10.20	Fifth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2005 between Norman A. Ferber and Ross Stores, Inc.

10.21

Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended August 4, 2001.

10.22

First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 2003.

10.23

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

10.30

Employment Agreement effective April 1, 2000 between Irene Jamieson and Ross Stores, Inc. incorporated by reference to Exhibit 10.5 of the Form 10-Q filed by Ross Stores for its quarter ended July 29, 2000.

10.31	First Amendment to the Employment Agreement between Irene Jamieson and Ross Stores, Inc., effective April 1, 2004 and the Second Amendment to the Employment Agreement effective as of May 1, 2004.

10.32	Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 15, 2004.

10.33

Form of Stock Option Agreement for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

10.34

Form of Restricted Stock Agreement for stock awards granted pursuant to the Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

10.35	Form of Executive Employment Agreement between Ross Stores, Inc. and Executive Vice Presidents or Senior Vice Presidents.

10.36	Employment Agreement effective January 3, 2005 between Lisa Panattoni and Ross Stores, Inc.

10.37	Employment Agreement effective December 16, 2004 between Michael Kobayashi and Ross Stores, Inc.

10.38	Second Amendment to Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective April 1, 2005.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.