Form 10-Q
period 2005-04-30
ROSS STORES INC
filed 2005-06-09
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒     No  ☐

          The number of shares of Common Stock, with $.01 par value, outstanding on May 19, 2005 was 147,241,134.

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended

($000, except stores and per share data, unaudited)	April 30, 2005	May 1, 2004

		(As Restated, see Note B)
SALES	$1,123,937	$991,892
COSTS AND EXPENSES
Cost of goods sold, including related buying, distribution and occupancy costs	859,316	751,166
Selling, general and administrative	182,736	161,496
Interest (income) expense, net	(298)	170

Total costs and expenses	1,041,754	912,832
Earnings before taxes	82,183	79,060
Provision for taxes on earnings	32,133	30,913

Net earnings	$50,050	$48,147
EARNINGS PER SHARE
Basic	$.34	$.32
Diluted	$.34	$.31
WEIGHTED AVERAGE SHARES OUTSTANDING (000)
Basic	146,007	149,890
Diluted	148,464	153,371
Stores open at end of period	673	599

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000, unaudited)	April 30, 2005	January 29, 2005	May 1, 2004

		(Note A)	(As Restated, see Note B)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$144,381	$115,331	$184,951
Short-term investments	84,350	67,400	—
Accounts receivable	35,277	31,154	32,242
Merchandise inventory	964,694	853,112	859,379
Prepaid expenses and other	38,098	46,756	35,477
Deferred income taxes	8,968	8,968	24,815

Total current assets	1,275,768	1,122,721	1,136,864
PROPERTY AND EQUIPMENT
Land and buildings	28,593	28,572	57,143
Fixtures and equipment	653,048	652,882	544,524
Leasehold improvements	348,140	345,195	299,782
Construction-in-progress	28,812	17,860	81,020

	1,058,593	1,044,509	982,469
Less accumulated depreciation and amortization	508,012	488,331	456,262

Property and equipment, net	550,581	556,178	526,207
Other long-term assets	54,080	57,100	58,126

Total assets	$1,880,429	$1,735,999	$1,721,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$554,934	$451,861	$463,585
Accrued expenses and other	157,800	154,017	150,780
Accrued payroll and benefits	96,629	105,683	94,401
Income taxes payable	4,773	—	20,981

Total current liabilities	814,136	711,561	729,747
Long-term debt	50,000	50,000	50,000
Other long-term liabilities	114,381	116,668	105,067
Deferred income taxes	94,510	92,201	82,119

Total liabilities	1,073,027	970,430	966,933
STOCKHOLDERS’ EQUITY
Common stock	1,481	1,472	1,501
Additional paid-in capital	503,122	449,524	425,021
Treasury stock	(17,451)	(11,618)	(5,821)
Deferred compensation	(42,147)	(25,266)	(28,922)
Retained earnings	362,397	351,457	362,485

Total stockholders’ equity	807,402	765,569	754,264

Total liabilities and stockholders’ equity	$1,880,429	$1,735,999	$1,721,197

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

($000, unaudited)	April 30, 2005	May 1, 2004

		(As Restated, see Note B)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$50,050	$48,147
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,053	21,227
Deferred income taxes	2,309	2,172
Tax benefit from equity issuance	13,708	6,638
Change in assets and liabilities:
Merchandise inventory	(111,582)	(17,888)
Other current assets, net	4,535	(12,960)
Accounts payable	110,408	21,967
Other current liabilities	(498)	1,340
Other long-term, net	263	1,373

Net cash provided by operating activities	95,246	72,016
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(16,025)	(25,503)
Purchases of short-term investments, net	(16,950)	—

Net cash used in investing activities	(32,975)	(25,503)
CASH FLOWS USED IN FINANCING ACTIVITIES
Issuance of common stock related to stock plans	22,630	6,051
Treasury stock purchased	(5,833)	(3,750)
Repurchase of common stock	(42,637)	(58,988)
Dividends paid	(7,381)	(6,421)

Net cash used in financing activities	(33,221)	(63,108)

Net increase (decrease) in cash and cash equivalents	29,050	(16,595)
Cash and cash equivalents:
Beginning of period	115,331	201,546

End of period	$144,381	$184,951
NON-CASH INVESTING ACTIVITIES
Straight-line rent capitalization in build-out period	$611	$2,023

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended April 30, 2005 and May 1, 2004
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position at April 30, 2005 and May 1, 2004; the results of operations for the three months ended April 30, 2005 and May 1, 2004; and cash flows for the three months ended April 30, 2005 and May 1, 2004.  The balance sheet at January 29, 2005, presented herein, has been derived from the audited consolidated financial statements of the Company as of the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 29, 2005.  Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

The results of operations for the three-month periods herein presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications.  Certain reclassifications have been made in the 2004 condensed consolidated financial statements to conform to the current presentation.  These reclassifications include presenting deferred compensation and treasury stock as separate components of stockholders’ equity.

Cash and cash equivalents.  At May 1, 2004, cash and cash equivalents included $10 million of restricted cash that was collateral for a standby letter of credit.

Provision for litigation expense and other legal proceedings.  The Company is party to various legal proceedings arising from normal business activities.  Actions filed against the Company include commercial, customer, and labor and employment related claims, including lawsuits in which plaintiffs seek class action certification and allege that the Company violated state and/or federal wage and hour and related laws.  Actions against the Company are in various procedural stages.  Many of these proceedings raise factual and legal issues and are subject to uncertainties.  In the opinion of management, resolution of these matters  is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Stock-Based Compensation.  The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because the Company grants stock option awards with exercise prices equal to fair market value, no compensation expense is recorded at issuance.  Compensation expense for restricted stock awards is based on the market value of the shares awarded at the date of grant and is amortized on a straight-line basis over the vesting period.  The disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” are set forth below.

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended

($000, except per share data)		April 30, 2005	May 1, 2004

Net earnings	As reported	$50,050	$48,147
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		2,412	2,193
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(5,491)	(4,463)

Net earnings	Pro forma	$46,971	$45,877

Basic earnings per share	As reported	$.34	$.32
	Pro forma	$.32	$.31
Diluted earnings per share	As reported	$.34	$.31
	Pro forma	$.32	$.30

At April 30, 2005, the Company had two stock-based compensation plans. SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended

	April 30, 2005	May 1, 2004

Stock Options
Expected life from grant date (years)	3.4	3.1
Expected volatility	33.8%	36.2%
Risk-free interest rate	3.7%	2.6%
Dividend yield	0.7%	0.5%

	Three Months Ended

	April 30, 2005	May 1, 2004

Employee Stock Purchase Plan
Expected life from grant date (years)	1.0	1.0
Expected volatility	31.1%	28.2%
Risk-free interest rate	2.9%	1.2%
Dividend yield	0.7%	0.5%

The weighted average fair values per share of stock options granted for the three-month periods ended April 30, 2005 and May 1, 2004, were $7.84 and $8.02, respectively.  The weighted average fair values per share of employee stock purchase awards for the three-month periods ended April 30, 2005 and May 1, 2004, were $7.68 and $6.89, respectively.

Note B: Restatement of Prior Year Consolidated Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their treatment under generally accepted accounting principles in the United States of America (“GAAP”).  In response to this letter, the Company initiated a review of its lease-related accounting and determined that the Company’s method of accounting for landlord incentives or allowances under operating leases (tenant improvement allowances) and the Company’s method of accounting for “rent holidays” were not consistent with this guidance.

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

In addition, the tax benefit from equity issuance is now presented as an operating activity rather than a financing activity in the condensed consolidated statements of cash flows.

As a result, the Company restated its condensed consolidated financial statements as of and for the three months ended May 1, 2004.

The following is a summary of the effects of the restatement on the Company’s condensed consolidated balance sheet as of May 1, 2004, and condensed consolidated statements of earnings and cash flows for the three months ended May 1, 2004 (in thousands, except share data):

	Condensed Consolidated Statements of Earnings

Three months ended May 1, 2004	As Previously Reported[1]	Adjustments	As Restated[2]

Cost of goods sold, including related buying, distribution and occupancy costs	$750,622	$544	$751,166
Selling, general and administrative	161,431	65	161,496
Earnings before taxes	79,669	(609)	79,060
Provision for taxes on earnings	31,151	(238)	30,913
Net earnings	48,518	(371)	48,147
Earnings per share — basic	$.32	$.00	$.32
Earnings per share — diluted	$.32	$(.01)	$.31

	Condensed Consolidated Balance Sheet

As of May 1, 2004	As Previously Reported[1]	Adjustments	As Restated

Deferred income taxes (asset)	$22,742	$2,073	$24,815
Fixtures and equipment	526,715	17,809	544,524
Leasehold improvements	252,670	47,112	299,782
Accumulated depreciation	427,086	29,176	456,262
Accrued expenses and other	149,758	1,022	150,780
Other long-term liabilities	65,041	40,026	105,067
Treasury stock[3]	(3,750)	(2,071)	(5,821)
Retained earnings[3]	363,644	(1,159)	362,485

	Condensed Consolidated Statements of Cash Flows

Three months ended May 1, 2004	As Previously Reported[1]	Adjustments	As Restated

Net cash provided by operating activities[4]	$62,940	$9,076	$72,016
Net cash used in investing activities	(23,065)	(2,438)	(25,503)
Net cash used in financing activities[4]	(56,470)	(6,638)	(63,108)

[1] As previously stated in the Form 10-Q filed for the quarter ended May 1, 2004.
[2] See Note J in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 29, 2005.
[3] Treasury stock has been reclassified as a separate component of stockholders’ equity for the quarter ended May 1, 2004.
[4] The tax benefit from equity issuance was reclassified as an operating activity in the condensed consolidated statements of cash flows.

Note C:  Earnings Per Share (“EPS”)

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

For the three months ended April 30, 2005 and May 1, 2004, there were approximately 1,595,400 and 41,300 shares, respectively that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

Three months ended	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

April 30, 2005
Shares	146,007	2,457	148,464
Amount	$.34	$.00	$.34
May 1, 2004
Shares	149,890	3,481	153,371
Amount	$.32	$(.01)	$.31

Note D:  Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires recognition of stock-based compensation expense in the consolidated financial statements over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123(R) is effective for the fiscal year beginning after June 15, 2005. The Company will implement the requirements of the standard as of the beginning of its fiscal year 2006.  The impact of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R).  The Company has not yet quantified the effects of the adoption of SFAS No. 123(R).

Note E: Subsequent Event

On May 20, 2005, the Company acquired a warehouse property in Moreno Valley, California for $38.3 million consisting of land and building.  The Company funded the acquisition with its existing cash balances.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of April 30, 2005 and May 1, 2004, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ross Stores, Inc. as of January 29, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 13, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/DELOITTE & TOUCHE LLP
San Francisco, California

June 8, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection below entitled “Forward-Looking Statements and Factors Affecting Future Performance.”  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto in the Company’s 2004 Form 10-K.  All information is based on the Company’s fiscal calendar.

Restatement of Prior Year Condensed Consolidated Financial Statements

The condensed consolidated financial statements for the prior period have been restated.  See Note B of the condensed consolidated financial statements for additional discussion. This discussion and analysis gives effect to such restatement.

Overview

Ross Stores, Inc. (the “Company”) is the second largest off-price apparel and home goods retailer in the United States, with 663 Ross Dress for Less stores in 26 states and Guam and ten dd’s DISCOUNTSSM store locations in California at April 30, 2005.  The Company’s primary strategy has been a continued focus on pursuing and refining its existing off-price business, and steadily expanding its store base.  In establishing growth objectives for the business, the Company closely monitors market share trends for the off-price industry.  According to data from the NPD Group, which provides global sales and marketing information on the retail industry, the off-price share of total apparel sales in 2004 grew to 8.5% from 7.6% in 2003, reflecting the ongoing importance of value to consumers.  Full-priced department stores and mass merchandise retailers experienced a decline in apparel market share over the same period.  The Company’s strategies are designed to take advantage of these growth trends and continued customer demand for name-brand fashions for the family and the home at competitive everyday discounts.

In 2004, the Company opened its first ten dd’s DISCOUNTSSM stores, its new off-price concept targeting what it believes to be an underserved but fast-growing demographic – lower income households.  The Company believes that ultimately the United States can support a total of 1,500 Ross locations and over 500 dd’s DISCOUNTSSM  stores – for an aggregate potential of over 2,000 locations.

Results of Operations

	Three Months Ended

	April 30, 2005	May 1, 2004

SALES
Sales (millions)	$1,124	$992
Sales growth	13%	13%
Comparable store sales growth	3%	3%
COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying, distribution and occupancy costs	76.4%	75.7%
Selling, general and administrative	16.3%	16.3%
EARNINGS BEFORE TAXES	7.3%	8.0%
NET EARNINGS	4.5%	4.9%

Stores.  The Company’s operating strategy is to open additional stores in new and existing markets based on local market penetration, the ability to leverage overhead expenses, local demographic characteristics including population, and competition. Management continually evaluates opportunistic real estate acquisitions and opportunities for potential new store locations. The Company also evaluates its current store locations and determines store closures based on similar criteria.

	Three Months Ended

	April 30, 2005	May 1, 2004

Stores at the beginning of the period	649	568
Stores opened in the period	24	31
Stores closed in the period	—	—

Stores at the end of the period	673	599

Sales.  The 13% total sales increase for the three months ended April 30, 2005 over the prior year reflects the opening of 74 new stores between May 1, 2004 and April 30, 2005, and a 3% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months).  The 13% total sales increase for the three months ended May 1, 2004 over the prior year period reflects the opening of 69 new stores between May 3, 2003 and May 1, 2004, and a 3% increase in sales from “comparable” stores.

The Company’s sales mix for the three months ended April 30, 2005 and May 1, 2004 was as follows:

	Three Months Ended

	April 30, 2005	May 1, 2004

Ladies	36%	36%
Home accents and bed and bath	20%	19%
Men’s	15%	16%
Fine jewelry, accessories, lingerie and fragrances	11%	11%
Children’s	9%	9%
Shoes	9%	9%

Total	100%	100%

Management expects to address the competitive climate for apparel and home goods off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen its organization, by diversifying the merchandise mix, and by more fully developing the organization and systems to strengthen regional merchandise offerings.  Although the Company’s existing strategies and store expansion program contributed to sales gains for the three-month period ended April 30, 2005, there can be no assurance that these strategies will result in a continuation of revenue or profit growth.

Cost of Goods Sold.  Cost of goods sold increased $108.2 million for the three months ended April 30, 2005 compared to the same period in the prior year, mainly due to increased sales from the opening of 74 new stores between May 1, 2004 and April 30, 2005, and increased distribution and logistics costs.

Cost of goods sold as a percentage of sales for the three months ended April 30, 2005 increased approximately 75 basis points compared with the same period in the prior year.  This increase is largely attributable to higher distribution and logistics costs and lower merchandise gross margin during the latest quarter mainly due to higher markdowns.  Distribution and logistics costs as a percentage of sales increased by approximately 45 basis points.  Higher markdowns contributed to an approximate 30 basis point increase in merchandise cost of goods sold as a percent of sales.  In addition, a slight increase in occupancy costs as a percentage of sales was offset by a similar decrease in buying expenses.

There can be no assurance that the gross profit margins realized for the three months ended April 30, 2005 will continue in the future.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses increased $21.2 million for the three months ended April 30, 2005 compared to the same period in the prior year, primarily due to increased store operating costs reflecting the opening of 74 new stores between May 1, 2004 and April 30, 2005, and increased information technology costs.

For the three months ended April 30, 2005, selling, general and administrative expenses as a percentage of sales remained flat.  As a percentage of sales, advertising and payroll costs decreased approximately 35 basis points.  This was offset by an approximate 35 basis point increase primarily due to increased information technology costs.

Taxes on Earnings.  The Company’s effective tax rate for the three months ended April 30, 2005 and May 1, 2004 was approximately 39%, which represents the applicable Federal and State statutory rates reduced by the Federal benefit received for State taxes.  The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits.

Net Earnings.  The decrease in net earnings as a percentage of sales for the three months ended April 30, 2005, compared to the same period in the prior year, is primarily due to higher cost of goods sold as a percentage of sales.  Diluted earnings per share increased to $.34 from $.31, as restated, in the prior year as a result of an increase in net earnings and a decrease in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The Company’s primary sources of funds for its business activities are cash flows from operations and short-term trade credit. The Company’s primary ongoing cash requirements are for seasonal and new store merchandise inventory purchases and capital expenditures in connection with new stores, store relocations, and investments in information systems and infrastructure.  The Company also uses cash to repurchase stock under its stock repurchase program and to pay dividends.

	Three Months Ended

($000)	April 30, 2005	May 1, 2004

Cash flows from operating activities	$95,246	$72,016
Cash flows used in investing activities	(32,975)	(25,503)
Cash flows used in financing activities	(33,221)	(63,108)

Net increase (decrease) in cash and cash equivalents	$29,050	$(16,595)

Operating Activities

Net cash provided by operating activities was $95.2 million for the three months ended April 30, 2005, and $72.0 million for the three months ended May 1, 2004.  The primary source of cash from operations for the three months ended April 30, 2005 was net earnings plus non-cash expenses for depreciation and amortization, partially offset by cash used to purchase merchandise inventory. The increase in cash flows from operations for the three months ended April 30, 2005 is primarily due to an increase of accounts payable leverage (defined as accounts payable divided by merchandise inventory) from 54% at May 1, 2004 to 58% at April 30, 2005.  Working capital (defined as current assets less current liabilities) was $462 million as of April 30, 2005, compared to $407 million as of May 1, 2004. The Company’s primary source of liquidity is the sale of its merchandise inventory.  Management regularly reviews the age and condition of the merchandise and is able to maintain current merchandise inventory in its stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the three-month periods ended April 30, 2005 and May 1, 2004, the Company spent approximately $16.0 million and $25.5 million, respectively, for capital expenditures (excluding leased equipment) for fixtures and leasehold improvements to open new stores, implement management information systems, install and implement materials handling equipment and related distribution center systems, and various other expenditures related to existing stores, buying and corporate offices.  The Company opened 24 and 31 new stores during the three months ended April 30, 2005 and May 1, 2004, respectively.  In addition, the Company invested $17.0 million, net, in short-term investments during the three months ended April 30, 2005.

The Company is forecasting approximately $185 million in capital expenditures for fiscal 2005 to fund fixtures and leasehold improvements to open both new Ross stores and dd’s DISCOUNTSSM stores.  In addition, these capital expenditures are expected to cover the relocation, or remodel of existing stores, and investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various central office expenditures.  The Company expects to fund these expenditures out of cash flows from operations, and existing bank and credit facilities.

Financing Activities

During the three-month periods ended April 30, 2005 and May 1, 2004, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit.  Substantially all of the Company’s store sites, buying offices, its headquarters, and certain distribution centers are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution center in Carlisle, Pennsylvania.

The Company repurchased 1.5 million and 2.0 million shares of common stock for an aggregate purchase price of approximately $42.6 million and $59.0 million during the periods ended April 30, 2005 and May 1, 2004, respectively. These stock repurchases were funded by cash flows from operations.

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

The table below presents significant contractual payment obligations of the Company as of April 30, 2005.

($000)	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years	Total

Contractual Obligations
Long-term debt	$2,291	$51,527	$—	$—	$53,818
Operating leases	219,186	391,215	304,961	373,025	1,288,387
Other financings:
Synthetic leases	12,642	10,915	8,182	13,295	45,034
Other synthetic lease obligations	11,141	74,230	—	56,000	141,371
Purchase obligations	826,177	9,746	2,223	—	838,146

Total contractual obligations	$1,071,437	$537,633	$315,366	$442,320	$2,366,756

Long-Term Debt.  The Company has a $50 million senior unsecured term loan agreement to finance the equipment and information systems for its Southern California distribution center.  Total borrowings under the term loan were $50 million as of April 30, 2005.  The Company has estimated interest on long-term debt of $3.8 million during the term of the loan, which is calculated based upon prevailing interest rates (LIBOR plus 150 basis points) and is included in “Long-term debt” in the table above.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 4.6% at April 30, 2005.  All amounts outstanding under the term loan will be due and payable in December 2006.  Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.

Off-Balance Sheet Arrangements

Operating Leases.  Substantially all of the Company’s store sites, certain distribution centers, and the Company’s buying offices and corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution center in Carlisle, Pennsylvania.

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems.  These leases are accounted for as operating leases for financial reporting purposes.  The initial terms of these leases are two years and the Company typically has options to renew the leases for two to three one-year periods.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company has guaranteed the value of the equipment at the end of the respective initial lease terms of $11.1 million, which is included in “Other synthetic lease obligations” in the table above.

In January 2004, the Company commenced its lease on its corporate headquarters in Pleasanton, California. The lease has an initial term of 10.5 years with three five-year renewal options.

In October 2004, the Company entered into a lease arrangement to use a portion of its previously sold Newark, California distribution center (“Newark Facility”) to support distribution activities for dd’s DISCOUNTSSM for an initial lease term of two years with three one-year renewal options, a minor part of its remaining useful life.  The Company also entered into a six-month lease arrangement to use a portion of the Newark Facility for the Company’s data center.

Other Financings. The Company leases a 1.3 million square foot distribution center in Fort Mill, South Carolina. This distribution center, including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.   Monthly rent expense is currently payable at 90 basis points over 30-day LIBOR on the lease balance of $87.3 million.  The Company has estimated rent expense on the lease which is calculated based upon prevailing interest rates (30-day LIBOR plus 90 basis points) and is included in “Synthetic leases” in the contractual obligations table above.  At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance.  The Company’s obligation under this residual value guarantee of $74.2 million is included in “Other synthetic lease obligations” in the contractual obligations table above.

The Company also leases a 1.3 million square foot distribution center in Perris, California.  This distribution center is being financed under a $70 million ten-year synthetic lease facility that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million.  At the end of the lease term, the Company must refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor the shortfall below $70 million not to exceed $56 million. The Company’s contractual obligation of $56 million is included in “Other synthetic lease obligations” in the above table. The equipment and systems for the Southern California center were financed with a $50 million, five-year senior unsecured term debt facility, which is included in “Long-term debt” in the table above.

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

The synthetic lease facilities described above, as well as the Company’s long-term debt and revolving credit facility, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.  As of April 30, 2005, the Company was in compliance with these covenants.

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

Purchase Obligations.  As of April 30, 2005, the Company had purchase obligations of $838.1 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures, supplies, and information technology service and maintenance contracts.  Total merchandise inventory purchase orders of $740.0 million are all purchase obligations of less than one year as of April 30, 2005.

Commercial Credit Facilities

The table below presents significant commercial credit facilities available to the Company as of April 30, 2005:

	Amount of Commitment Expiration Per Period				Total Amount Committed

($000)	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Commercial Credit Commitments
Revolving credit facility[1]	$—	$—	$600,000	$—	$600,000

Total commercial commitments	$—	$—	$600,000	$—	$600,000

[1] Contains a $200 million sublimit for issuances of letters of credit, of which $64.0 million is outstanding and $136.0 million is available as of April 30, 2005.

Revolving Credit Facility.  During 2004, the Company entered into a $600 million revolving credit facility with its banks, which contains a $200 million sublimit for issuances of letters of credit of which $136.0 million was available at April 30, 2005.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  As of April 30, 2005, the Company had no borrowings outstanding under this facility.  This existing revolving credit facility is scheduled to expire in March 2009.

Standby Letters of Credit.  The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability claims.  The Company had $64.0 million and $65.2 million in standby letters of credit outstanding at April 30, 2005 and May 1, 2004, respectively.

Trade Letters of Credit.  The Company had $15.5 million and $12.9 million in trade letters of credit outstanding at April 30, 2005 and May 1, 2004, respectively.

Dividends.  In May 2005, a quarterly cash dividend payment of $.05 per common share was declared by the Company’s Board of Directors, payable on or about July 1, 2005.  In May 2004, the Board of Directors declared quarterly cash dividends of $.0425 per common share.

Stock Repurchase Program.  In January 2004, the Company announced that the Board of Directors authorized a new stock repurchase program of up to $350 million for 2004 and 2005.  During the three months ended April 30, 2005, the Company repurchased approximately 1.5 million shares for an aggregate purchase price of approximately $42.6 million.

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

Long-lived Assets.  The Company records a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group.  In the course of performing this analysis, management determined that no long-lived asset impairment charge was required for the three months ended April 30, 2005 and May 1, 2004.  Should actual results differ materially from projected results, an impairment charge may be required in the future.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires recognition of stock-based compensation expense in the consolidated financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) is effective for the fiscal year beginning after June 15, 2005. The Company will implement the requirements of the standard as of the beginning of its fiscal year 2006.  The impact of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R).  The Company has not yet quantified the effects of the adoption of SFAS No. 123(R).

dd’s DISCOUNTSSM

The Company operates ten dd’s DISCOUNTSSM stores, a new off-price concept targeted to serve the needs of lower-income households, which it believes to be one of the fastest growing demographic markets in the country.  The Company opened these initial stores at locations in California during the second half of 2004.  This new business generally has similar merchandise departments and categories to those of Ross, but features a different mix of brands, consisting mostly of moderate department store and discount store labels at lower average price points.  The average dd’s DISCOUNTSSM store is approximately 26,000 gross square feet and is located in an established strip shopping center in densely populated urban and suburban neighborhoods.  The dd’s DISCOUNTSSM and Ross merchant, store and distribution organizations are separate and distinct; however, dd’s DISCOUNTSSM shares other certain corporate and support services with Ross.

Moreno Valley Warehouse Acquisition

On May 20, 2005, the Company acquired a warehouse property in Moreno Valley, California for $38.3 million consisting of land and building.  The Company funded the acquisition with its existing cash balances.

Forward-Looking Statements and Factors Affecting Future Performance

This report includes certain forward-looking statements regarding planned new store growth, forecasted capital expenditures, and expected sales and earnings levels, which reflect the Company’s current beliefs, projections and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. The words “expect,” “anticipate,” “estimate,” “believe,” “looking ahead,” “forecast,” “guidance,” “plan,”  “projected,” and similar expressions identify forward-looking statements.

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

The Company’s corporate headquarters, certain of its distribution centers and 29% of its stores are located in California.  Therefore, a downturn in the California economy or a major California natural disaster could significantly affect the Company’s operating results and financial condition.

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

Other risk factors are detailed in the Company’s Form 10-K for fiscal 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which primarily include changes in interest rates.  The Company does not engage in financial transactions for trading or speculative purposes.

Interest that is payable on the Company’s revolving credit facilities and long-term debt is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under certain of the Company’s synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.  As of April 30, 2005, the Company had no borrowings outstanding under its revolving credit facilities and had $50 million of long-term debt outstanding which accrues interest at LIBOR plus 150 basis points.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted the Company’s consolidated financial position, results of operations, or cash flows as of and for the three-month period ended April 30, 2005. The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material.

The Company occasionally uses forward contracts to hedge against fluctuations in foreign currency prices. The Company had no outstanding forward contracts at April 30, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.  Based on that evaluation, management has concluded that there was no such change during the first fiscal quarter.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock repurchased by the Company during the first quarter of 2005 is as follows:

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($000)

February
(1/30/2005-2/26/2005)	583,268	$27.85	492,098	$161,000
March
(2/27/2005-4/2/2005)	597,200	$28.80	482,600	$147,000
April
(4/3/2005-4/30/2005)	542,170	$27.71	541,280	$132,000

Total	1,722,638	$28.14	1,515,978	$132,000

[1] The Company acquired 206,660 shares for the quarter ended April 30, 2005 related to income tax withholdings for restricted stock.  All remaining shares were repurchased under the two-year $350 million stock repurchase program publicly announced on February 5, 2004.

ITEM 6.	EXHIBITS

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.

(Registrant)

Date: June 9, 2005	By:	/s/J. Call
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

10.1

Fifth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2005 between Norman A. Ferber and Ross Stores, Inc. incorporated by reference to Exhibit 10.20 to the Form 10-K filed by Ross Stores for its year ended January 29, 2005.

10.2

Second Amendment to the Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective April 1, 2005 incorporated by reference to Exhibit 10.38 to the Form 10-K filed by Ross Stores for its year ended January 29, 2005.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche dated June 8, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.