Form 10-Q
period 2005-07-30
ROSS STORES INC
filed 2005-09-08
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

or

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes ☐	No ☒

          The number of shares of Common Stock, with $.01 par value, outstanding on August 18, 2005 was 146,106,238.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended

($000, except stores and per share data, unaudited)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

		(As Restated, see Note B)		(As Restated, see Note B)
SALES	$1,171,862	$1,008,600	$2,295,799	$2,000,492
COSTS AND EXPENSES
Cost of goods sold, including related buying, distribution and occupancy costs	916,214	773,716	1,775,530	1,524,882
Selling, general and administrative	186,604	163,651	369,340	325,147
Impairment of long-lived assets	—	18,000	—	18,000
Interest (income) expense, net	(580)	336	(878)	506

Total costs and expenses	1,102,238	955,703	2,143,992	1,868,535
Earnings before taxes	69,624	52,897	151,807	131,957
Provision for taxes on earnings	27,345	20,683	59,478	51,596

Net earnings	$42,279	$32,214	$92,329	$80,361
EARNINGS PER SHARE
Basic	$.29	$.22	$.63	$.54
Diluted	$.29	$.21	$.62	$.53
WEIGHTED AVERAGE SHARES OUTSTANDING (000)
Basic	145,102	148,106	145,555	148,998
Diluted	147,321	150,903	147,894	152,148
DIVIDENDS PER SHARE
Cash dividends declared per share	$.05	$.04	$.05	$.04
Stores open at end of period	695	616	695	616

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000, unaudited)	July 30, 2005	January 29, 2005	July 31, 2004

		(Note A)	(As Restated, see Note B)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$119,397	$115,331	$64,353
Short-term investments	25,800	67,400	44,000
Accounts receivable	35,371	31,154	27,876
Merchandise inventory	975,846	853,112	897,542
Prepaid expenses and other	51,060	46,756	53,711
Deferred income taxes	8,968	8,968	25,047

Total current assets	1,216,442	1,122,721	1,112,529
PROPERTY AND EQUIPMENT
Land and buildings	70,029	28,572	28,759
Fixtures and equipment	686,680	652,882	589,728
Leasehold improvements	350,311	345,195	316,760
Construction-in-progress	28,298	17,860	20,012

	1,135,318	1,044,509	955,259
Less accumulated depreciation and amortization	526,444	488,331	445,578

Property and equipment, net	608,874	556,178	509,681
Other long-term assets	53,025	57,100	58,007

Total assets	$1,878,341	$1,735,999	$1,680,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$534,253	$451,861	$471,651
Accrued expenses and other	160,527	154,017	152,382
Accrued payroll and benefits	112,455	105,683	103,056
Income taxes payable	—	—	(2,248)

Total current liabilities	807,235	711,561	724,841
Long-term debt	50,000	50,000	50,000
Other long-term liabilities	115,127	116,668	110,023
Deferred income taxes	96,767	92,201	75,006

Total liabilities	1,069,129	970,430	959,870
STOCKHOLDERS’ EQUITY
Common stock	1,469	1,472	1,478
Additional paid-in capital	507,443	449,524	424,664
Treasury stock	(17,578)	(11,618)	(8,447)
Deferred compensation	(37,114)	(25,266)	(26,005)
Retained earnings	354,992	351,457	328,657

Total stockholders’ equity	809,212	765,569	720,347

Total liabilities and stockholders’ equity	$1,878,341	$1,735,999	$1,680,217

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

($000, unaudited)	July 30, 2005	July 31, 2004

		(As Restated, see Note B)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$92,329	$80,361
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,764	45,619
Deferred income taxes	4,566	(5,173)
Tax benefit from equity issuance	17,430	7,473
Impairment of long-lived assets	—	18,000
Change in assets and liabilities:
Merchandise inventory	(122,734)	(56,051)
Other current assets, net	(8,521)	(26,827)
Accounts payable	89,727	30,033
Other current liabilities	13,283	(11,633)
Other long-term, net	1,147	18,967

Net cash provided by operating activities	139,991	100,769
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(96,200)	(60,118)
Sales (purchases) of short-term investments, net	41,600	(44,000)

Net cash used in investing activities	(54,600)	(104,118)
CASH FLOWS USED IN FINANCING ACTIVITIES
Issuance of common stock related to stock plans	28,391	11,218
Treasury stock purchased	(5,960)	(8,447)
Repurchase of common stock	(89,009)	(123,847)
Dividends paid	(14,747)	(12,768)

Net cash used in financing activities	(81,325)	(133,844)

Net increase (decrease) in cash and cash equivalents	4,066	(137,193)
Cash and cash equivalents:
Beginning of period	115,331	201,546

End of period	$119,397	$64,353
NON-CASH INVESTING ACTIVITIES
Straight-line rent capitalization in build-out period	$1,608	$3,439

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended July 30, 2005 and July 31, 2004
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position at July 30, 2005 and July 31, 2004; the results of operations for the three and six months ended July 30, 2005 and July 31, 2004; and cash flows for the six months ended July 30, 2005 and July 31, 2004.  The balance sheet at January 29, 2005, presented herein, has been derived from the audited consolidated financial statements of the Company as of the fiscal year then ended.

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

Provision for litigation expense and other legal proceedings.  The Company is party to various legal proceedings arising from normal business activities.  Actions filed against the Company include commercial, customer, and labor and employment related claims, including lawsuits in which plaintiffs allege that the Company violated state and/or federal wage and hour and related laws.  Actions against the Company are in various procedural stages.  Many of these proceedings raise factual and legal issues and are subject to uncertainties.  In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Like many California retailers, the Company has been named in class action lawsuits concerning claims regarding employee payroll and wage claims.  Recently, the Orange County Superior Court certified a class in a case involving whether the Company’s Assistant Store Managers in California are correctly classified as exempt managers under California Wage Orders.  This is a procedural ruling and does not address the merits of the case.  In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Six Months Ended

($000, except per share data)		July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

			(As Restated, see Note B)		(As Restated, see Note B)
Net earnings	As reported	$42,279	$32,214	$92,329	$80,361
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		2,376	2,295	4,788	4,488
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(4,571)	(4,716)	(10,025)	(9,149)

Net earnings	Pro forma	$40,084	$29,793	$87,092	$75,700

Basic earnings per share	As reported	$.29	$.22	$.63	$.54
	Pro forma	$.28	$.20	$.60	$.51
Diluted earnings per share	As reported	$.29	$.21	$.62	$.53
	Pro forma	$.27	$.20	$.59	$.50

At July 30, 2005, the Company had two stock-based compensation plans. SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Six Months Ended

	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Stock Options
Expected life from grant date (years)	3.3	3.1	3.4	3.1
Expected volatility	33.7%	39.0%	33.8%	37.0%
Risk-free interest rate	4.1%	3.2%	3.8%	2.8%
Dividend yield	0.8%	0.6%	0.7%	0.6%

	Three Months Ended		Six Months Ended

	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Employee Stock Purchase Plan
Expected life from grant date (years)	1.0	1.0	1.0	1.0
Expected volatility	30.9%	28.3%	30.9%	28.3%
Risk-free interest rate	2.9%	1.3%	2.9%	1.3%
Dividend yield	0.7%	0.5%	0.7%	0.5%

The weighted average fair values per share of stock options granted for the three-month periods ended July 30, 2005 and July 31, 2004, were $7.67 and $7.48, and for the six-month periods ended July 30, 2005 and July 31, 2004, were $7.81 and $7.92, respectively.  The weighted average fair values per share of employee stock purchase awards for the three-month periods ended July 30, 2005 and July 31, 2004, were $7.61 and $6.81, and for the six-month periods ended July 30, 2005 and July 31, 2004, were $7.61 and $6.81, respectively.

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

In addition, the Company historically capitalized rent during the construction period for its distribution and headquarter facilities.  The Company considered interpretive guidance based on analogies to FASB Statement No. 34, “Capitalization of Interest Cost,” and FASB Statement No. 67, “Accounting for the Costs and Initial Rental Operations of Real Estate Projects” regarding capitalization of rent during the period of time a lessee is performing construction activities.  The Company concluded that its historical policy of capitalizing rent during the build-out period is appropriate and corrected its accounting to apply the policy to the build-out period for all facilities, including its stores.  See Note E for a new FASB Staff Position regarding the capitalization of rent during a build-out period.

In addition, the tax benefit from equity issuance is now presented as an operating activity rather than a financing activity in the condensed consolidated statements of cash flows.

The Company’s short-term investments, totaling $44 million at July 31, 2004, comprised of state and other government obligations with original contractual maturities of ten years or more; however are highly liquid and have a short-term auction feature resulting in an effective maturity of 15 to 30 days.  Previously, these investments were classified as cash equivalents.  The Company restated these as short-term investments on the condensed consolidated balance sheet and the corresponding investment in short-term investments in the condensed consolidated statement of cash flows.

As a result, the Company restated its condensed consolidated financial statements as of and for the three months and six months ended July 31, 2004.

The following is a summary of the effects of the restatement on the Company’s condensed consolidated statements of earnings for the three months and six months ended July 31, 2004, condensed consolidated balance sheet as of July 31, 2004, and cash flows for the six months ended July 31, 2004:

	Condensed Consolidated Statements of Earnings

($000, except per share data) Three months ended July 31, 2004	As Previously Reported[1]	Adjustments	As Restated[2]

Cost of goods sold, including related buying, distribution and occupancy costs	$772,743	$973	$773,716
Selling, general and administrative	164,032	(381)	163,651
Earnings before taxes	53,489	(592)	52,897
Provision for taxes on earnings	20,914	(231)	20,683
Net earnings	32,575	(361)	32,214
Earnings per share — basic	$.22	$.00	$.22
Earnings per share — diluted	$.22	$(.01)	$.21

	Condensed Consolidated Statements of Earnings

($000, except per share data) Six months ended July 31, 2004	As Previously Reported[1]	Adjustments	As Restated[2]

Cost of goods sold, including related buying, distribution and occupancy costs	$1,523,365	$1,517	$1,524,882
Selling, general and administrative	325,463	(316)	325,147
Earnings before taxes	133,158	(1,201)	131,957
Provision for taxes on earnings	52,065	(469)	51,596
Net earnings	81,093	(732)	80,361
Earnings per share — basic	$.54	$.00	$.54
Earnings per share — diluted	$.53	$.00	$.53

	Condensed Consolidated Balance Sheet

($000, except per share data) As of July 31, 2004	As Previously Reported[1]	Adjustments	As Restated

Prepaid expenses and other	$53,978	$(267)	$53,711
Deferred income taxes (asset)	22,742	2,305	25,047
Fixtures and equipment	570,833	18,895	589,728
Leasehold improvements	268,104	48,656	316,760
Accumulated depreciation	415,195	30,383	445,578
Accrued expenses and other	151,359	1,023	152,382
Other long-term liabilities	68,251	41,772	110,023
Retained earnings	332,246	(3,589)	328,657

	Condensed Consolidated Statements of Cash Flows

($000, except per share data) Six months ended July 31, 2004	As Previously Reported[1]	Adjustments	As Restated

Net cash provided by operating activities[3]	$89,644	$11,125	$100,769
Net cash used in investing activities	(56,466)	(47,652)	(104,118)
Net cash used in financing activities[3]	(126,371)	(7,473)	(133,844)
Net decrease in cash and cash equivalents[4]	(93,193)	(44,000)	(137,193)

[1] As previously stated in the Form 10-Q filed for the quarter ended July 31, 2004.
[2] See Note J in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 29, 2005.
[3] The tax benefit from equity issuance was restated as an operating activity in the condensed consolidated statements of cash flows.
[4] Short-term investments were restated from cash and cash equivalents in the condensed consolidated balance sheet.

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

For the three months ended July 30, 2005 and July 31, 2004, there were approximately 2,519,600 and 1,437,500 shares, and for the six months ended July 30, 2005 and July 31, 2004, there were approximately 2,001,700 and 618,900 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Six Months Ended

	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

July 30, 2005
Shares	145,102	2,219	147,321	145,555	2,339	147,894
Amount	$.29	$.00	$.29	$.63	$(.01)	$.62
July 31, 2004
Shares	148,106	2,797	150,903	148,998	3,150	152,148
Amount	$.22	$(.01)	$.21	$.54	$(.01)	$.53

Note D:  Impairment of Long-Lived Assets

During the second quarter of 2004, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark facility. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter of 2004 to write-down the carrying value of its Newark facility from a net book value of approximately $33 million to the estimated fair value of approximately $15 million.  The $18 million loss was subsequently reduced to $15 million in the third quarter of 2004 when the Company sold the Newark facility.  The fair value of the Newark facility assets held for sale of approximately $15 million is included in “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets as of July 31, 2004.

Note E:  Recently Issued Accounting Standards

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

In December 2004, the FASB issued the revised SFAS No. 123(R), “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires recognition of stock-based compensation expense in the consolidated financial statements over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123(R) is effective for the fiscal year beginning after June 15, 2005. The Company will implement the requirements of the standard as of the beginning of its fiscal year 2006.  The impact of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R).  The Company has not yet quantified the effects of the adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154, which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, to have a material impact on the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of July 30, 2005 and July 31, 2004, and the related condensed consolidated statements of earnings for the three and six-month periods then ended and of cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

September 7, 2005

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

Overview

Ross Stores, Inc. (the “Company”) is the second largest off-price apparel and home goods retailer in the United States, with 682 Ross Dress for Less® stores in 26 states and Guam and 13 dd’s DISCOUNTS® store locations in California at July 30, 2005.  Ross Stores offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20 to 60 percent off department and specialty store regular prices.  dd’s DISCOUNTS® features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.

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

Results of Operations

	Three Months Ended		Six Months Ended

	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

		(As Restated, see Note B)		(As Restated, Note B)
SALES
Sales (millions)	$1,172	$1,009	$2,296	$2,000
Sales growth	16.2%	4.4%	14.8%	8.4%
Comparable store sales growth	7%	(3)%	5%	0%
COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying, distribution and occupancy costs	78.2%	76.7%	77.3%	76.2%
Selling, general and administrative	15.9%	16.2%	16.1%	16.3%
Impairment of long-lived assets	0%	1.8%	0%	0.9%
EARNINGS BEFORE TAXES	5.9%	5.3%	6.6%	6.6%
NET EARNINGS	3.6%	3.2%	4.0%	4.0%

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

	Three Months Ended		Six Months Ended

	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Stores at the beginning of the period	673	599	649	568
Stores opened in the period	22	17	46	48
Stores closed in the period	—	—	—	—

Stores at the end of the period	695	616	695	616

Sales.     The 16% total sales increase for the three months ended July 30, 2005 over the prior year reflects the opening of 79 net new stores between July 31, 2004 and July 30, 2005, and a 7% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months).  The 15% total sales increase for the six months ended July 30, 2005 over the same period in the prior year reflects the opening of 79 net new stores between July 31, 2004 and July 30, 2005, and a 5% increase in sales from comparable stores.

The Company’s sales mix for the three and six months ended July 30, 2005 and July 31, 2004 was as follows:

	Three Months Ended		Six Months Ended

	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Ladies	35%	36%	36%	36%
Home accents and bed and bath	20%	20%	20%	19%
Men’s	16%	17%	16%	17%
Fine jewelry, accessories, lingerie and fragrances	11%	12%	11%	11%
Children’s	8%	6%	8%	8%
Shoes	10%	9%	9%	9%

Total	100%	100%	100%	100%

Management expects to address the competitive climate for apparel and home goods off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen its organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional merchandise offerings.  Although the Company’s strategies and store expansion program contributed to sales gains for the three and six-month periods ended July 30, 2005, there can be no assurance that these will result in a continuation of revenue or profit growth.

Cost of Goods Sold.     Cost of goods sold increased $142.5 million for the three months ended July 30, 2005 compared to the same period in the prior year, mainly due to increased sales from the opening of 79 net new stores between July 31, 2004 and July 30, 2005, and increased distribution and logistics costs.

Cost of goods sold as a percentage of sales for the three months ended July 30, 2005 increased approximately 150 basis points compared with the same period in the prior year.  This increase is largely attributable to lower merchandise gross margin and higher distribution and logistics costs during the quarter.  Higher markdowns primarily contributed to an approximate 130 basis point increase in merchandise cost of goods sold as a percentage of sales.  Distribution and logistics costs as a percentage of sales increased by approximately 50 basis points.  This was partially offset by a 30 basis point decrease in store occupancy and depreciation costs as a percentage of sales, which benefited from leverage on the 7% increase in comparable store sales.

Cost of goods sold increased $250.6 million for the six months ended July 30, 2005 compared to the same period in the prior year, mainly due to increased sales from the opening of 79 net new stores between July 31, 2004 and July 30, 2005, and increased distribution and logistics costs.

Cost of goods sold as a percentage of sales for the six months ended July 30, 2005 increased approximately 110 basis points compared with the same period in the prior year.  This increase is largely attributable to lower merchandise gross margin and higher distribution and logistics costs.  Higher markdowns contributed to an approximate 80 basis point increase in merchandise cost of goods sold as a percentage of sales.  Distribution and logistics costs as a percentage of sales increased by approximately 45 basis points.  This was partially offset by a 15 basis point decrease in store occupancy and depreciation costs as a percentage of sales.

There can be no assurance that the gross profit margins realized for the three and six-month periods ended July 30, 2005 will continue in the future.

Selling, General and Administrative Expenses.     Selling, general, and administrative expenses increased $23.0 million for the three months ended July 30, 2005 compared to the same period in the prior year, primarily due to increased store operating costs reflecting the opening of 79 net new stores between July 31, 2004 and July 30, 2005, and increased information technology costs and related depreciation.

For the three months ended July 30, 2005, selling, general and administrative expenses as a percentage of sales decreased approximately 30 basis points compared to the same period in the prior year, primarily due to leverage from the 7% increase in sales from comparable stores.  As a percentage of sales, store operating costs decreased approximately 40 basis points.

This was partially offset by an increase in information technology and related depreciation costs and an approximate 10 basis point increase in other occupancy costs primarily due to the move into the new corporate headquarters.

Selling, general, and administrative expenses increased $44.2 million for the six months ended July 30, 2005 compared to the same period in the prior year, primarily due to increased store operating costs reflecting the opening of 79 net new stores between July 31, 2004 and July 30, 2005, and increased information technology costs and related depreciation.

For the six months ended July 30, 2005, selling, general and administrative expenses as a percentage of sales decreased approximately 15 basis points compared to the same period in the prior year.  As a percentage of sales, advertising and store operating costs decreased approximately 30 basis points, primarily due to leverage from the 5% increase in sales from comparable stores partially offset by an approximate 15 basis point increase primarily due to increased information technology costs and related depreciation.

Impairment of Long-Lived Assets.     During the second quarter of 2004, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark facility.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter of 2004 to write-down the carrying value of its Newark facility from a net book value of approximately $33 million to the estimated fair value of approximately $15 million.  The $18 million loss was subsequently reduced to $15 million in the third quarter of 2004 when the Company sold the Newark facility.  The fair value of the Newark facility assets held for sale of approximately $15 million is included in “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets as of July 31, 2004.

Taxes on Earnings.     The Company’s effective tax rate for the three and six months ended July 30, 2005 and July 31, 2004 was approximately 39%, which represents the applicable Federal and State statutory rates reduced by the Federal benefit received for State taxes.  The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits.  The Company anticipates that its effective tax rate for fiscal 2005 will be approximately 38% to 40%.

Net Earnings.     The increase in net earnings as a percentage of sales for the three months ended July 30, 2005, compared to the same period in the prior year, is primarily due to lower selling, general and administrative expenses as a percentage of sales and the effect of the prior year impairment charge.  Diluted earnings per share increased to $.29 from $.21 in the prior year as a result of an increase in net earnings and a decrease in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

Net earnings as a percentage of sales for the six months ended July 30, 2005, compared to the same period in the prior year, remained flat primarily due to lower selling, general and administrative expenses as a percentage of sales offset by the effect of the prior year impairment charge.  Diluted earnings per share increased to $.62 from $.53 in the prior year as a result of an increase in net earnings and a decrease in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The Company’s primary sources of funds for its business activities are cash flows from operations and short-term trade credit. The Company’s primary ongoing cash requirements are for seasonal and new store merchandise inventory purchases and capital expenditures in connection with new stores, and investments in information systems and infrastructure.  The Company also uses cash to repurchase stock under its stock repurchase program and to pay dividends.

	Six Months Ended

($000)	July 30, 2005	July 31, 2004

		(As Restated See Note B)
Cash flows from operating activities	$139,991	$100,769
Cash flows used in investing activities	(54,600)	(104,118)
Cash flows used in financing activities	(81,325)	(133,844)

Net increase (decrease) in cash and cash equivalents	$4,066	$(137,193)

Operating Activities

Net cash provided by operating activities was $140.0 million for the six months ended July 30, 2005, and $100.8 million for the six months ended July 31, 2004.  The primary source of cash from operations for the six months ended July 30, 2005 was net earnings plus non-cash expenses for depreciation and amortization, partially offset by cash used to purchase merchandise inventory, net of trade payables. The increase in cash flows from operations for the six months ended July 30, 2005 is primarily due to an increase of accounts payable leverage (defined as accounts payable divided by merchandise inventory) from 53% at July 31, 2004 to 55% at July 30, 2005.  Working capital (defined as current assets less current liabilities) was $409 million as of July 30, 2005, compared to $388 million as of July 31, 2004. The Company’s primary source of liquidity is the sale of its merchandise inventory.  Management regularly reviews the age and condition of the merchandise and is able to maintain current merchandise inventory in its stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the six-month periods ended July 30, 2005 and July 31, 2004, the Company spent approximately $96.2 million and $60.1 million, respectively, for capital expenditures (excluding leased equipment) for fixtures and leasehold improvements to open new stores, implement management information systems, install and implement materials handling equipment and related distribution center systems, and various other expenditures related to existing stores, buying offices, corporate offices and the purchase of a warehouse in Moreno Valley, California (“Moreno Valley warehouse”).  The Company opened 46 and 48 net new stores during the six months ended July 30, 2005 and July 31, 2004, respectively.  In addition, the Company sold $41.6 million and purchased $44.0 million, net, in short-term investments during the six months ended July 30, 2005 and July 31, 2004, respectively.

The Company is forecasting approximately $185 million in capital expenditures for fiscal 2005 to fund fixtures and leasehold improvements to open both new Ross stores and dd’s DISCOUNTS® stores.  In addition, these capital expenditures are expected to cover the relocation, or remodel of existing stores, and investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various central office expenditures.  The Company expects to fund these expenditures out of cash flows from operations, and existing bank and credit facilities.

Financing Activities

During the six-month periods ended July 30, 2005 and July 31, 2004, liquidity and capital requirements were provided by cash flows from operations, and trade credit.  Substantially all of the Company’s store sites, buying offices, its headquarters, and certain distribution centers are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution centers in Carlisle, Pennsylvania and Moreno Valley, California.

The Company repurchased 3.2 million and 4.5 million shares of common stock for an aggregate purchase price of approximately $89.0 million and $123.8 million during the periods ended July 30, 2005 and July 31, 2004, respectively. These stock repurchases were funded by cash flows from operations.

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

The table below presents significant contractual payment obligations of the Company as of July 30, 2005:

($000) Contractual Obligations	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years	Total

Long-term debt	$2,505	$51,044	$—	$—	$53,549
Operating leases	224,065	400,201	306,214	381,463	1,311,943
Other financings:
Synthetic leases	10,086	8,819	8,182	12,272	39,359
Other synthetic lease obligations	84,205	2,004	—	56,000	142,209
Purchase obligations	835,253	9,167	2,256	—	846,676

Total contractual obligations	$1,156,114	$471,235	$316,652	$449,735	$2,393,736

Long-Term Debt.     The Company has a $50 million senior unsecured term loan agreement to finance the equipment and information systems for its Perris, California distribution center.  Total borrowings under the term loan were $50 million as of July 30, 2005.  The Company has estimated interest on long-term debt of $3.5 million during the term of the loan, which is calculated based upon prevailing interest rates (LIBOR plus 150 basis points) and is included in “Long-term debt” in the table above.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 5.01% at July 30, 2005.  All amounts outstanding under the term loan will be due and payable in December 2006.  Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.

Off-Balance Sheet Arrangements

Operating Leases.     Substantially all of the Company’s store sites, certain distribution centers, and the Company’s buying offices and corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution centers in Carlisle, Pennsylvania and Moreno Valley, California.

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems.  These leases are accounted for as operating leases for financial reporting purposes.  The initial terms of these leases are two years and the Company typically has options to renew the leases for two to three one-year periods.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company has guaranteed the value of the equipment at the end of the respective initial lease terms of $12.0 million, which is included in “Other synthetic lease obligations” in the table above.

In January 2004, the Company commenced its lease on its corporate headquarters in Pleasanton, California. The lease has an initial term of 10.5 years with three five-year renewal options.

In October 2004, the Company entered into a lease arrangement to use a portion of its previously sold Newark, California distribution center (“Newark Facility”) to support distribution activities for dd’s DISCOUNTS® for an initial lease term of two years, with a one-year renewal option, a minor part of its remaining useful life.

Other Financings.     The Company leases a 1.3 million square foot distribution center in Fort Mill, South Carolina. This distribution center, including equipment and systems, is being financed under an $87.3 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.  Monthly rent expense is currently payable at 90 basis points over LIBOR on the lease balance of $87.3 million.  The Company has estimated rent expense on the lease which is calculated based upon prevailing interest rates (LIBOR plus 90 basis points) and is included in “Synthetic leases” in the contractual obligations table above.  At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance.  The Company’s obligation under this residual value guarantee of $74.2 million is included in “Other synthetic lease obligations” in the contractual obligations table above.

The Company also leases a 1.3 million square foot distribution center in Perris, California.  This distribution center is being financed under a $70 million ten-year synthetic lease facility that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million.  At the end of the lease term, the Company must refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor the shortfall below $70 million not to exceed $56 million. The Company’s contractual obligation of $56 million is included in “Other synthetic lease obligations” in the above table. The $50 million financing of equipment and systems for the Perris, California center is included in “Long-term debt” in the table above.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $1.5 million for the POS lease.  These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other,” respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities,” respectively, in the accompanying condensed consolidated balance sheets.

In addition, the Company leases two separate warehouse facilities for packaway storage in Carlisle, Pennsylvania with operating leases expiring through 2011.  In January 2004, the Company entered into a two-year lease with two one-year options for a warehouse facility in Fort Mill, South Carolina. These three leased facilities are being used primarily to store packaway merchandise.

The synthetic lease facilities described above, as well as the Company’s long-term debt and revolving credit facility, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.  As of July 30, 2005, the Company was in compliance with these covenants.

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

Purchase Obligations.     As of July 30, 2005, the Company had purchase obligations of $846.7 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures, supplies, and information technology service and maintenance contracts.  Total merchandise inventory purchase orders of $799.4 million are all purchase obligations of less than one year as of July 30, 2005.

Commercial Credit Facilities

The table below presents significant commercial credit facilities available to the Company as of July 30, 2005:

	Amount of Commitment Expiration Per Period
					Total Amount Committed
($000) Commercial Credit Commitments	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years

Revolving credit facility[1]	$—	$—	$600,000	$—	$600,000

Total commercial commitments	$—	$—	$600,000	$—	$600,000

[1]	Contains a $200 million sublimit for issuances of letters of credit, of which $62.8 million is outstanding and $137.2 million is available as of July 30, 2005.

Revolving Credit Facility.     In 2004, the Company entered into a $600 million revolving credit facility with its banks, which contains a $200 million sublimit for issuances of letters of credit of which $137.2 million was available at July 30, 2005.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  The Company has had no borrowings under this facility.  This revolving credit facility is scheduled to expire in March 2009.

Standby Letters of Credit.     The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability claims.  The Company had $62.8 million and $65.2 million in standby letters of credit outstanding at July 30, 2005 and July 31, 2004, respectively.

Trade Letters of Credit.     The Company had $21.7 million and $27.1 million in trade letters of credit outstanding at July 30, 2005 and July 31, 2004, respectively.

Dividends.     In May 2005, a quarterly cash dividend payment of $.05 per common share was declared by the Company’s Board of Directors, and was paid on July 1, 2005.  In August 2005, a quarterly cash dividend of $.05 per common share was declared by the Company’s Board of Directors, payable on or about September 30, 2005.

Stock Repurchase Program.     In January 2004, the Company announced that the Board of Directors authorized a stock repurchase program of up to $350 million for 2004 and 2005.  During the six months ended July 30, 2005, the Company repurchased approximately 3.2 million shares for an aggregate purchase price of approximately $89.0 million.

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

Merchandise Inventory.  The Company’s merchandise inventory is stated at the lower of cost or market with cost determined on a weighted average cost method.  The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as “packaway” inventory.  Packaway inventory is purchased with the intent that it will be stored in the Company’s warehouses until a later date, which may even be the beginning of the same selling season in the following year.  Included in the carrying value of the Company’s merchandise inventory is a provision for shrinkage.  The shrinkage reserve is based on historical shrinkage rates as evaluated through the Company’s physical merchandise inventory counts and cycle counts.  If actual market conditions, markdowns, or shrinkage are less favorable than those projected by management, or if sales of the merchandise inventory are more difficult than anticipated, additional merchandise inventory write-downs may be required.

Long-lived Assets.  The Company records a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. During the second quarter of 2004, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark facility.  The Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter of 2004 to write-down the carrying value of its Newark facility from its net book value of approximately $33 million to the estimated fair value of approximately $15 million.  The fair value of the Newark facility assets held for sale of approximately $15 million is included in “Prepaid expenses and other” in the accompanying condensed consolidated balance sheets as of July 31, 2004.

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

New Accounting Pronouncements

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

In December 2004, the FASB issued the revised SFAS No. 123(R), “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires recognition of stock-based compensation expense in the consolidated financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) is effective for the fiscal year beginning after June 15, 2005. The Company will implement the requirements of the standard as of the beginning of its fiscal year 2006.  The impact of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R).  The Company has not yet quantified the effects of the adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154, which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, to have a material impact on the consolidated financial statements.

dd’s DISCOUNTS®

The Company operates 13 dd’s DISCOUNTS® stores, its off-price concept targeted to serve the needs of lower-income households, which it believes to be one of the fastest growing demographic markets in the country.  dd’s DISCOUNTS® features a moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.  The Company opened ten initial stores at locations in California during the second half of 2004 and three stores during the first half of 2005.  This new business generally has similar merchandise departments and categories to those of Ross, but features a different mix of brands, consisting mostly of moderate department store and discount store labels at lower average price points.  The average dd’s DISCOUNTS® store is approximately 26,000 gross square feet and is located in an established strip shopping center in densely populated urban and suburban neighborhoods.  The dd’s DISCOUNTS® and Ross merchant, store and distribution organizations are separate and distinct; however, dd’s DISCOUNTS® shares other certain corporate and support services with Ross.

Moreno Valley Warehouse Acquisition

On May 20, 2005, the Company acquired a warehouse property consisting of land and building in Moreno Valley, California for $38.3 million.  The Company funded the acquisition with its existing cash balances and is currently using the warehouse for storing packaway inventory.

Forward-Looking Statements and Factors Affecting Future Performance

This report includes certain forward-looking statements regarding forecasted capital expenditures, and expected sales and earnings levels, which reflect the Company’s current beliefs, projections and estimates with respect to future events and the Company’s future financial performance, operations and competitive position. The words “expect,” “anticipate,” “estimate,” “believe,” “looking ahead,” “forecast,” “guidance,” “plan,”  “projected,” and similar expressions identify forward-looking statements.  These forward looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from historical results or current expectations.

Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS® stores include, without limitation, the Company’s ability to effectively operate and integrate various new supply chain and core merchandising systems, including generation of all necessary information in a timely and cost effective manner; achieving and maintaining targeted levels of productivity and efficiency in its distribution centers; obtaining acceptable new store locations; competitive pressures in the apparel industry; changes in the level of consumer spending on or preferences for apparel or home-related merchandise;  changes in geopolitical and general economic conditions; unseasonable weather trends; disruptions in supply chain; lower than planned gross margin, higher than planned markdowns, higher than expected inventory shortage, and greater than planned operating costs; the Company’s ability to continue to purchase attractive brand-name merchandise at desirable discounts, the Company’s ability to identify and successfully enter new geographic markets, and the Company’s ability to attract and retain personnel with the retail talent necessary to execute its strategies.

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

Interest that is payable on the Company’s revolving credit facilities and long-term debt is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under certain of the Company’s synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.  As of July 30, 2005, the Company had no borrowings outstanding under its revolving credit facilities and had $50 million of long-term debt outstanding which accrues interest at LIBOR plus 150 basis points.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted the Company’s consolidated financial position, results of operations, or cash flows as of and for the three and six-month periods ended July 30, 2005. The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material.

The Company occasionally uses forward contracts to hedge against fluctuations in foreign currency prices. The Company had no outstanding forward contracts at July 30, 2005.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.  Based on that evaluation, management has concluded that there was no such change during the second fiscal quarter.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock repurchased by the Company during the second quarter of 2005 is as follows:

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($000)

May (5/1/2005-5/28/2005)	424,400	$26.78	424,400	$121,000
June (5/29/2005-7/2/2005)	683,127	$29.44	679,582	$101,000
July (7/3/2005-7/30/2005)	555,275	$27.06	554,909	$86,000

Total	1,662,802	$27.96	1,658,891	$86,000

[1]     The Company acquired 3,911 shares for the quarter ended July 30, 2005 related to income tax withholdings for restricted stock.  All remaining shares were repurchased under the two-year $350 million stock repurchase program publicly announced on February 5, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders, held on May 19, 2005 (the “2005 Annual Meeting”), the stockholders of the company voted on and approved the following proposals:

Proposal 1: To elect three Class III directors (Stuart G. Moldaw, George P. Orban and Donald H. Seiler) for a three-year term.

Proposal 2: To ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending January 28, 2006.

2004 ANNUAL MEETING ELECTION RESULTS

PROPOSAL 1:  ELECTION OF DIRECTORS

DIRECTOR	IN FAVOR	WITHHELD	TERM EXPIRES

Stuart G. Moldaw	130,077,676	7,523,555	2008
George P. Orban	133,135,532	4,465,699	2008
Donald H. Seiler	120,300,871	17,300,360	2008

PROPOSAL 2:  RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS FOR THE FISCAL YEAR ENDING JANUARY 28, 2006

FOR	AGAINST	ABSTAIN

115,950,758	21,609,049	41,424

ITEM 6.  EXHIBITS

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.

(Registrant)

Date: September 8, 2005	By:	/s/ J. Call
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

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Second Amendment to the Employment Agreement effective May 18, 2005 between Michael Balmuth and Ross Stores, Inc.

10.2	First Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan, effective May 17, 2005.

10.3	Form of Stock Option Agreement for Non-Employee Directors for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche dated September 7, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.