Form 10-Q
period 2005-10-29
ROSS STORES INC
filed 2005-12-07
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

or

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The number of shares of Common Stock, with $.01 par value, outstanding on November 17, 2005 was 144,537,641.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended

($000, except stores and per share data, unaudited)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

		(As Restated, see Note B)		(As Restated, see Note B)
SALES	$1,236,892	$1,027,744	$3,532,691	$3,028,236
COSTS AND EXPENSES
Cost of goods sold, including related buying, distribution and occupancy costs	976,323	805,126	2,751,853	2,330,008
Selling, general and administrative	201,304	162,481	570,644	487,628
Impairment/(gain on disposal) of long-lived assets	—	(2,182)	—	15,818
Interest (income) expense, net	(461)	391	(1,339)	897

Total costs and expenses	1,177,166	965,816	3,321,158	2,834,351
Earnings before taxes	59,726	61,928	211,533	193,885
Provision for taxes on earnings	23,401	24,213	82,879	75,809

Net earnings	$36,325	$37,715	$128,654	$118,076
EARNINGS PER SHARE
Basic	$.25	$.26	$.89	$.80
Diluted	$.25	$.25	$.87	$.78
WEIGHTED AVERAGE SHARES OUTSTANDING (000)
Basic	143,753	146,199	144,954	148,071
Diluted	145,659	148,604	147,150	150,983
DIVIDENDS PER SHARE
Cash dividends declared per share	$.05	$.04	$.10	$.09
Stores open at end of period	735	651	735	651

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000, unaudited)	October 29, 2005	January 29, 2005	October 30, 2004

		(Note A)	(As Restated, see Note B)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$177,753	$115,331	$57,787
Short-term investments	—	67,400	—
Accounts receivable	35,246	31,154	33,077
Merchandise inventory	1,064,972	853,112	999,603
Prepaid expenses and other	44,705	46,756	47,792
Deferred income taxes	8,968	8,968	25,273

Total current assets	1,331,644	1,122,721	1,163,532
PROPERTY AND EQUIPMENT
Land and buildings	71,601	28,572	29,342
Fixtures and equipment	713,393	652,882	627,458
Leasehold improvements	365,652	345,195	336,235
Construction-in-progress	26,431	17,860	14,097

	1,177,077	1,044,509	1,007,132
Less accumulated depreciation and amortization	547,773	488,331	465,943

Property and equipment, net	629,304	556,178	541,189
Other long-term assets	53,593	57,100	58,005

Total assets	$2,014,541	$1,735,999	$1,762,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$653,936	$451,861	$512,672
Accrued expenses and other	173,620	154,017	169,170
Accrued payroll and benefits	117,858	105,683	97,367

Total current liabilities	945,414	711,561	779,209
Long-term debt	50,000	50,000	50,000
Other long-term liabilities	119,955	116,668	113,501
Deferred income taxes	96,975	92,201	87,929

Total liabilities	1,212,344	970,430	1,030,639
STOCKHOLDERS’ EQUITY
Common stock	1,454	1,472	1,472
Additional paid-in capital	507,456	449,524	428,210
Treasury stock	(17,682)	(11,618)	(11,188)
Deferred compensation	(33,424)	(25,266)	(22,573)
Retained earnings	344,393	351,457	336,166

Total stockholders’ equity	802,197	765,569	732,087

Total liabilities and stockholders’ equity	$2,014,541	$1,735,999	$1,762,726

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

($000, unaudited)	October 29, 2005	October 30, 2004

		(As Restated, see Note B)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$128,654	$118,076
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	81,457	70,131
Deferred income taxes	4,774	7,525
Tax benefit from equity issuance	18,102	8,120
Impairment of long-lived assets	—	15,818
Change in assets and liabilities:
Merchandise inventory	(211,860)	(158,112)
Other current assets, net	(2,041)	(26,109)
Accounts payable	209,410	71,054
Other current liabilities	31,779	1,713
Other long-term, net	3,926	6,641

Net cash provided by operating activities	264,201	114,857
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(139,331)	(112,176)
Sales of short-term investments, net	67,400	—
Proceeds from sale of Newark Facility	—	17,400

Net cash used in investing activities	(71,931)	(94,776)
CASH FLOWS USED IN FINANCING ACTIVITIES
Issuance of common stock related to stock plans	31,238	12,862
Treasury stock purchased	(6,065)	(7,532)
Repurchase of common stock	(132,976)	(150,141)
Dividends paid	(22,045)	(19,029)

Net cash used in financing activities	(129,848)	(163,840)

Net increase (decrease) in cash and cash equivalents	62,422	(143,759)
Cash and cash equivalents:
Beginning of period	115,331	201,546

End of period	$177,753	$57,787
NON-CASH INVESTING ACTIVITIES
Straight-line rent capitalization in build-out period	$3,059	$3,998

See notes to condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended October 29, 2005 and October 30, 2004
(Unaudited)

Note A:  Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments except as described below) necessary to present fairly the financial position at October 29, 2005 and October 30, 2004; the results of operations for the three and nine months ended October 29, 2005 and October 30, 2004; and cash flows for the nine months ended October 29, 2005 and October 30, 2004.  The financial position at January 29, 2005, presented herein, has been derived from the audited consolidated financial statements of the Company as of the fiscal year then ended.

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

During the third quarter ended October 29, 2005, the Company recorded a before tax expense adjustment to correct merchandise receipt and other differences in merchandise accounts payable of $7.9 million, of which $5.5 million before tax or $3.3 million after tax related to prior year periods. The Company does not believe that the impact of this adjustment is material to the consolidated financial statements as of and for the year ended January 29, 2005 or previous years, nor is this adjustment recorded in the third quarter of 2005 expected to be material, in the aggregate, to the consolidated financial statements as of and for the year ending January 28, 2006. This adjustment had no impact on cash flows.

The results of operations for the three and nine-month periods herein presented are not necessarily indicative of the results to be expected for the full year.

Provision for litigation expense and other legal proceedings.  The Company is party to various legal proceedings arising from normal business activities.  Actions filed against the Company include commercial, customer, and labor and employment-related claims, including lawsuits in which plaintiffs allege that the Company violated state and/or federal wage and hour and related laws.  Actions against the Company are in various procedural stages.  Many of these proceedings raise factual and legal issues and are subject to uncertainties.  In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Like many California retailers, the Company has been named in class action lawsuits regarding employee payroll and wage claims.  The Orange County Superior Court has certified a class in a case involving whether the Company’s assistant store managers in California are correctly classified as exempt managers under California Wage Orders.  This is a procedural ruling and does not address the merits of the case.  In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Stock-Based Compensation.  The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because the Company grants stock option awards with exercise prices equal to fair market value, no compensation expense is recorded at issuance.  Compensation expense for restricted stock awards is based on the market value of the shares awarded at the date of grant and is amortized on a straight-line basis over the applicable vesting period.  The disclosure required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” are set forth below.

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended

($000, except per share data)		October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net earnings	As reported	$36,325	$37,715	$128,654	$118,076
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		2,744	2,054	7,532	6,543
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(5,073)	(4,188)	(15,097)	(13,304)

Net earnings	Pro forma	$33,996	$35,581	$121,089	$111,315

Basic earnings per share	As reported	$.25	$.26	$.89	$.80
	Pro forma	$.24	$.24	$.84	$.75
Diluted earnings per share	As reported	$.25	$.25	$.87	$.78
	Pro forma	$.23	$.24	$.83	$.74

At October 29, 2005, the Company had two stock-based compensation plans. SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Nine Months Ended

Stock Options	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Expected life from grant date (years)	4.2	3.1	3.4	3.1
Expected volatility	32.9%	38.5%	33.8%	37.1%
Risk-free interest rate	4.4%	3.0%	3.8%	2.8%
Dividend yield	0.8%	0.7%	0.7%	0.6%

	Three Months Ended		Nine Months Ended

Employee Stock Purchase Plan	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Expected life from grant date (years)	1.0	1.0	1.0	1.0
Expected volatility	30.9%	28.3%	30.9%	28.3%
Risk-free interest rate	2.9%	1.3%	2.9%	1.3%
Dividend yield	0.7%	0.5%	0.7%	0.5%

The weighted average fair values per share of stock options granted for the three-month periods ended October 29, 2005 and October 30, 2004, were $7.81 and $6.61, and for the nine-month periods ended October 29, 2005 and October 30, 2004, were $7.82 and $7.78, respectively.  The weighted average fair values per share of employee stock purchase awards for the three and nine-month periods ended October 29, 2005 and October 30, 2004, were $7.61 and $6.81, respectively.

Note B:  Restatement of Prior Year Interim Condensed Consolidated Financial Statements

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

As a result, the Company restated its interim condensed consolidated financial statements as of and for the three months and nine months ended October 30, 2004.

The following is a summary of the effects of the restatement on the Company’s interim condensed consolidated statements of earnings for the three months and nine months ended October 30, 2004, interim condensed consolidated balance sheet as of October 30, 2004, and interim condensed consolidated statement of cash flows for the nine months ended October 30, 2004:

	Condensed Consolidated Statements of Earnings

($000, except per share data) Three months ended October 30, 2004	As Previously Reported[1]	Adjustments	As Restated[2]

Cost of goods sold, including related buying, distribution and occupancy costs	$804,521	$605	$805,126
Selling, general and administrative	162,509	(28)	162,481
Earnings before taxes	62,505	(577)	61,928
Provision for taxes on earnings	24,439	(226)	24,213
Net earnings	38,066	(351)	37,715
Earnings per share — basic	$.26	$.00	$.26
Earnings per share — diluted	$.26	$(.01)	$.25

	Condensed Consolidated Statements of Earnings

($000, except per share data) Nine months ended October 30, 2004	As Previously Reported[1]	Adjustments	As Restated[2]

Cost of goods sold, including related buying, distribution and occupancy costs	$2,328,259	$1,749	$2,330,008
Selling, general and administrative	487,599	29	487,628
Earnings before taxes	195,663	(1,778)	193,885
Provision for taxes on earnings	76,504	(695)	75,809
Net earnings	119,159	(1,083)	118,076
Earnings per share — basic	$.80	$.00	$.80
Earnings per share — diluted	$.79	$(.01)	$.78

	Condensed Consolidated Balance Sheet

($000) As of October 30, 2004	As Previously Reported[1]	Adjustments	As Restated

Prepaid expenses and other	$48,052	$(260)	$47,792
Deferred income taxes (asset)	22,742	2,531	25,273
Fixtures and equipment	607,211	20,247	627,458
Leasehold improvements	285,505	50,730	336,235
Accumulated depreciation and amortization	434,186	31,757	465,943
Accrued expenses and other	168,147	1,023	169,170
Other long-term liabilities	69,092	44,409	113,501
Retained earnings	340,107	(3,941)	336,166

	Condensed Consolidated Statement of Cash Flows

($000) Nine months ended October 30, 2004	As Previously Reported[1]	Adjustments	As Restated

Net cash provided by operating activities[3]	$100,218	$14,639	$114,857
Net cash used in investing activities	(88,257)	(6,519)	(94,776)
Net cash used in financing activities[3]	(155,720)	(8,120)	(163,840)

[1]	As originally reported in the Form 10-Q filed for the three and nine months ended October 30, 2004.
[2]	See Note J in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended January 29, 2005.
[3]	The tax benefit from equity issuance was restated as an operating activity in the condensed consolidated statement of cash flows.

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

For the three months ended October 29, 2005 and October 30, 2004, there were approximately 3,464,000 and 1,834,000 shares, and for the nine months ended October 29, 2005 and October 30, 2004, there were approximately 2,768,000 and 1,057,000 shares, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Nine Months Ended

	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

October 29, 2005
Shares	143,753	1,906	145,659	144,954	2,196	147,150
Amount	$.25	$.00	$.25	$.89	$(.02)	$.87
October 30, 2004
Shares	146,199	2,405	148,604	148,071	2,912	150,983
Amount	$.26	$(.01)	$.25	$.80	$(.02)	$.78

Note D:  Impairment/Gain on Disposal of Long-Lived Assets

During the second quarter of 2004, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark, California distribution center and corporate headquarters (“Newark Facility”).  The Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter 2004 to write-down the carrying value of its Newark Facility from its net book value of approximately $33 million to the estimated fair value at the time of approximately $15 million.  During the third quarter of 2004, the Company sold the Newark Facility for net proceeds of approximately $17 million.  The Company recognized a gain (reduction in impairment loss) of approximately $2 million in the third quarter 2004 on the sale of its Newark Facility.  For the nine months ended October 30, 2004, the net impairment charge recognized by the Company was approximately $16 million.

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

In December 2004, the FASB issued the revised SFAS No. 123(R), “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires recognition of stock-based compensation expense in the consolidated financial statements over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123(R) is effective for the fiscal year beginning after June 15, 2005. The Company will implement the requirements of the standard as of the beginning of its fiscal year 2006.  The impact of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R).  The Company is in the process of quantifying the effects of the adoption of SFAS No. 123(R).

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

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period.  The FSP requires that rental costs incurred during a construction period be expensed, not capitalized.  The statement is effective for the first reporting period beginning after December 15, 2005.  The Company is currently evaluating the impact of adopting this guidance.

Note F:  Subsequent Event

In November 2005, the Company announced that the Board of Directors authorized a new two-year stock repurchase program of up to $400 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 29, 2005 and October 30, 2004, and the related condensed consolidated statements of earnings for the three and nine-month periods then ended and of cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

December 6, 2005

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

Restatement of Prior Year Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements for the three and nine months ended October 30, 2004 have been restated.  See Note B of the interim condensed consolidated financial statements for additional discussion.  This discussion and analysis gives effect to such restatement.

Overview

Ross Stores, Inc. and subsidiaries (the “Company”) is the second largest off-price apparel and home goods retailer in the United States, with 715 Ross Dress for Less® (“Ross”) stores in 26 states and Guam and 20 dd’s DISCOUNTS® store locations in California at October 29, 2005.  Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20 to 60 percent off department and specialty store regular prices.  dd’s DISCOUNTS® features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.

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

Results of Operations

	Three Months Ended		Nine Months Ended

	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

SALES
Sales (millions)	$1,237	$1,028	$3,533	$3,028
Sales growth	20.4%	5.2%	16.7%	7.3%
Comparable store sales growth	9%	(3)%	6%	(1)%
COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold, including related buying, distribution and occupancy costs	78.9%	78.3%	77.9%	76.9%
Selling, general and administrative	16.3%	15.8%	16.2%	16.1%
Impairment/(gain on disposal) of long-lived assets	0.0%	(0.2)%	0.0%	0.5%
EARNINGS BEFORE TAXES	4.8%	6.0%	6.0%	6.4%
NET EARNINGS	2.9%	3.7%	3.6%	3.9%

Stores.  The Company’s operating strategy is to open additional stores based on local market penetration, the ability to leverage overhead expenses, local demographic characteristics including population, and competition. Management continually evaluates opportunistic real estate acquisitions and opportunities for potential new store locations. The Company also evaluates its current store locations and determines store closures based on similar criteria.

	Three Months Ended		Nine Months Ended

	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Stores at the beginning of the period	695	616	649	568
Stores opened in the period	40	35	86	83
Stores closed in the period	—	—	—	—

Stores at the end of the period	735	651	735	651

Sales.  The 20% total sales increase for the three months ended October 29, 2005 over the same period in the prior year reflects the opening of 84 net new stores between October 30, 2004 and October 29, 2005, and a 9% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months).  The 17% total sales increase for the nine months ended October 29, 2005 over the same period in the prior year reflects the opening of 84 net new stores between October 30, 2004 and October 29, 2005, and a 6% increase in sales from comparable stores.

The Company’s sales mix for the three and nine-month periods ended October 29, 2005 and October 30, 2004 was as follows:

	Three Months Ended		Nine Months Ended

	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Ladies	35%	37%	35%	37%
Home accents and bed and bath	20%	20%	20%	19%
Men’s	15%	14%	14%	16%
Fine jewelry, accessories, lingerie and fragrances	11%	12%	11%	12%
Children’s	10%	9%	10%	7%
Shoes	9%	8%	10%	9%

Total	100%	100%	100%	100%

Management expects to address the competitive climate for apparel and home goods off-price retailers by pursuing and refining the Company’s existing strategies and by continuing to strengthen its organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional merchandise offerings.  Although the Company’s strategies and store expansion program contributed to sales gains for the three and nine-month periods ended October 29, 2005, there can be no assurance that these will result in a continuation of revenue or profit growth.

Cost of Goods Sold.  Cost of goods sold increased $171 million for the three months ended October 29, 2005 compared to the same period in the prior year, mainly due to increased sales from the opening of 84 net new stores between October 30, 2004 and October 29, 2005.

Cost of goods sold as a percentage of sales for the three months ended October 29, 2005 increased approximately 60 basis points compared with the same period in the prior year. This increase is primarily due to higher inventory shortage that increased 130 basis points over the prior year period and 65 basis points in charges related to the reconciliation of merchandise accounts payable. These increases were partially offset by a 50 basis point decrease in store occupancy and depreciation costs and a 25 basis point decrease in buying expenses, both of which benefited from leverage related to the 9% gain in comparable store sales during the third quarter. In addition, merchandise margin improved by 30 basis points and distribution and logistics costs decreased by 30 basis points due to improved productivity.

Cost of goods sold increased $422 million for the nine months ended October 29, 2005 compared to the same period in the prior year, mainly due to increased sales from the opening of 84 net new stores between October 30, 2004 and October 29, 2005.

Cost of goods sold as a percentage of sales for the nine months ended October 29, 2005 increased approximately 100 basis points compared with the same period in the prior year. This increase is primarily due to a 50 basis point decrease in merchandise margin mainly due to higher markdowns during the first six months of the year, a 40 basis point increase in inventory shortage over the prior year period, 20 basis points in charges related to the reconciliation of merchandise accounts payable, and a 20 basis point increase in distribution and logistics costs as a percent of sales. These increases were partially offset by a 20 basis point decrease in store occupancy costs and a 10 basis point decrease in buying expenses, both of which benefited from leverage resulting from the 6% gain in comparable store sales during the year-to-date period.

There can be no assurance that the gross profit margins realized for the three and nine-month periods ended October 29, 2005 will continue in the future.

Selling, General and Administrative Expenses.  Selling, general, and administrative expenses increased $39 million for the three months ended October 29, 2005 compared to the same period in the prior year, primarily due to increased store operating costs reflecting the opening of 84 net new stores between October 30, 2004 and October 29, 2005, increased incentive plan expenses, and increased information technology costs and related depreciation.

For the three months ended October 29, 2005, selling, general and administrative expenses as a percentage of sales increased approximately 45 basis points compared to the same period in the prior year.  This increase is due to an approximate 105 basis point increase primarily related to increased incentive plan expenses and increased information technology costs.  During 2004, the incentive plan expense accruals for the first half of that year were reversed in the third quarter when the Company determined that no bonuses would be paid out under the plan.  This was partially offset by a decrease of approximately 60 basis points relating to store operating and advertising costs that benefited from leverage resulting from the 9% increase in comparable store sales.

Selling, general, and administrative expenses increased $83 million for the nine months ended October 29, 2005 compared to the same period in the prior year, primarily due to increased store operating costs reflecting the opening of 84 net new stores between October 30, 2004 and October 29, 2005, increased incentive plan expenses and increased information technology costs and related depreciation.

For the nine months ended October 29, 2005, selling, general and administrative expenses as a percentage of sales increased approximately 10 basis points compared to the same period in the prior year. This increase is primarily due to an approximate 40 basis point increase relating to higher incentive plan expenses and increased information technology costs and related depreciation. During 2004, the incentive plan expense accruals for the first half of that year were reversed in the third quarter when the Company determined that no bonuses would be paid out under the plan. In addition, an approximate 10 basis point increase was due to higher depreciation and occupancy costs. This increase was partially offset by a 40 basis point decrease in advertising and store operating costs primarily due to leverage resulting from the 6% increase in comparable store sales.

Impairment/Gain on Disposal of Long-Lived Assets.  During the second quarter of 2004, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark, California distribution center and corporate headquarters (“Newark Facility”).  The Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter 2004 to write-down the carrying value of its Newark Facility from its net book value of approximately $33 million to the estimated fair value at the time of approximately $15 million.  During the third quarter, the Company sold the Newark Facility for net proceeds of approximately $17 million.  The Company recognized a gain (reduction in impairment loss) of approximately $2 million in the third quarter 2004 on the sale of its Newark Facility.  For the nine months ended October 30, 2004, the net impairment charge recognized by the Company was approximately $16 million.

Taxes on Earnings.  The Company’s effective tax rate for the three and nine months ended October 29, 2005 and October 30, 2004 was approximately 39%, which represents the applicable Federal and State statutory rates reduced by the Federal benefit received for State taxes.  The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits.  The Company anticipates that its effective tax rate for fiscal 2005 will be approximately 38% to 40%.

Net Earnings.  The decrease in net earnings as a percentage of sales for the three months ended October 29, 2005, compared to the same period in the prior year, is primarily due to higher cost of goods sold and selling, general and administrative expenses as a percentage of sales.  Diluted earnings per share remained flat at $.25 compared to the same prior year period as a result of a decrease in net earnings which is offset by a decrease in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

Net earnings as a percentage of sales for the nine months ended October 29, 2005, compared to the same period in the prior year, decreased primarily due to higher cost of goods sold as a percentage of sales offset by the effect of impairment charges in the prior year period.  Diluted earnings per share increased to $.87 from $.78 in the same prior year period as a result of an increase in net earnings and a decrease in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The Company’s primary sources of funds for its business activities are cash flows from operations and short-term trade credit. The Company’s primary ongoing cash requirements are for seasonal and new store merchandise inventory purchases and capital expenditures in connection with opening new stores, and investments in information systems and infrastructure.  The Company also uses cash to repurchase stock under its stock repurchase program and to pay dividends.

The following is a summary of the Company’s interim condensed consolidated statements of cash flows for the nine months ended October 29, 2005 and October 30, 2004:

	Nine Months Ended

($000)	October 29, 2005	October 30, 2004

Cash flows from operating activities	$264,201	$114,857
Cash flows used in investing activities	(71,931)	(94,776)
Cash flows used in financing activities	(129,848)	(163,840)

Net increase (decrease) in cash and cash equivalents	$62,422	$(143,759)

Operating Activities

Net cash provided by operating activities was $264 million for the nine months ended October 29, 2005, and $115 million for the nine months ended October 30, 2004.  The primary source of cash from operations for the nine months ended October 29, 2005 was net earnings plus non-cash expenses for depreciation and amortization. The increase in cash flows from operations for the nine months ended October 29, 2005 was primarily due to an increase of accounts payable leverage (defined as accounts payable divided by merchandise inventory) from 51% at October 30, 2004 to 61% at October 29, 2005, primarily due to the timing of accounts payable check processing.  Working capital (defined as current assets less current liabilities) was $386 million at October 29, 2005, compared to $384 million at October 30, 2004. The Company’s primary source of liquidity is the sale of its merchandise inventory.  Management regularly reviews the age and condition of the merchandise and is able to maintain current merchandise inventory in its stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the nine-month periods ended October 29, 2005 and October 30, 2004, the Company spent approximately $139 million and $112 million, respectively, for capital expenditures (excluding leased equipment) for fixtures and leasehold improvements to open new stores, implement management information technology systems, install and implement materials handling equipment and related distribution center systems, and various other expenditures related to existing stores, buying offices, corporate offices and the purchase of a warehouse in Moreno Valley, California.  The Company opened 86 and 83 net new stores during the nine months ended October 29, 2005 and October 30, 2004, respectively.  In addition, the Company sold $67 million, net, in auction-rate securities classified as short-term investments during the nine months ended October 29, 2005.  Lastly, during the nine-month period ended October 30, 2004, the Company received approximately $17 million in proceeds from the sale of the Newark Facility.

The Company is forecasting approximately $180 million in capital expenditures for fiscal 2005 to fund fixtures and leasehold improvements to open both new Ross stores and dd’s DISCOUNTS® stores.  In addition, these capital expenditures are expected to cover the relocation, or remodel of existing stores, and investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various central office expenditures.  The Company expects to fund these expenditures out of cash flows from operations, and existing bank and credit facilities.

Financing Activities

During the nine-month periods ended October 29, 2005 and October 30, 2004, liquidity and capital requirements were provided by cash flows from operations and trade credit.  Substantially all of the Company’s store locations, buying offices, its headquarters, and certain distribution centers are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution center in Carlisle, Pennsylvania and its warehouse in Moreno Valley, California.

The Company repurchased 4.9 million and 5.6 million shares of common stock for an aggregate purchase price of approximately $133 million and $150 million during the nine-month periods ended October 29, 2005 and October 30, 2004, respectively. These stock repurchases were funded by cash flows from operations.

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

The table below presents significant contractual payment obligations of the Company as of October 29, 2005:

($000) Contractual Obligations	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years	Total

Long-term debt	$2,794	$50,466	$—	$—	$53,260
Operating leases	228,773	407,241	318,018	417,055	1,371,087
Other financings:
Synthetic leases	11,918	8,561	8,182	11,250	39,911
Other synthetic lease obligations	84,353	1,856	—	56,000	142,209
Purchase obligations	658,799	10,782	3,114	—	672,695

Total contractual obligations	$986,637	$478,906	$329,314	$484,305	$2,279,162

Long-Term Debt.  The Company has a $50 million senior unsecured term loan agreement to finance the equipment and information technology systems for its Perris, California distribution center.  Total borrowings under the term loan were $50 million as of October 29, 2005.  The Company has estimated interest on long-term debt of $3 million during the term of the loan, which is calculated based upon prevailing interest rates (LIBOR plus 150 basis points) and is included in “Long-term debt” in the table above.  Interest is payable no less than quarterly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (currently 150 basis points) which resulted in an effective interest rate of 5.6% at October 29, 2005.  All amounts outstanding under the term loan will be due and payable in December 2006.  Borrowings under this term loan are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.

Off-Balance Sheet Arrangements

Operating Leases.  Substantially all of the Company’s store locations, certain distribution centers, and the Company’s buying offices and corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  The Company owns its distribution center in Carlisle, Pennsylvania and its warehouse in Moreno Valley, California.

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems.  These leases are accounted for as operating leases for financial reporting purposes.  The initial terms of these leases are two years and the Company typically has options to renew the leases for two to three one-year periods.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company has guaranteed the value of the equipment at the end of the respective initial lease terms of $12 million, which is included in “Other synthetic lease obligations” in the table above.

In January 2004, the Company commenced its lease on its corporate headquarters in Pleasanton, California. The lease has an initial term of 10.5 years with three five-year renewal options.

In October 2004, the Company entered into a lease arrangement to use a portion of its previously sold Newark Facility to support distribution activities for dd’s DISCOUNTS® for an initial lease term of two years, with a one-year renewal option, a minor part of its remaining useful life.

Other Financings.  The Company leases a 1.3 million square foot distribution center in Fort Mill, South Carolina. This distribution center, including equipment and systems, is being financed under an $87 million, five-year operating lease, commonly referred to as a synthetic lease, which expires in May 2006.  Monthly rent expense is currently payable at 90 basis points over LIBOR on the lease balance of $87 million.  The Company has estimated rent expense on the lease which is calculated based upon prevailing interest rates (LIBOR plus 90 basis points, which resulted in an effective interest rate of 4.7% at October 29, 2005) and is included in “Synthetic leases” in the contractual obligations table above.  At the end of the lease term, the Company must refinance the $87 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance.  The Company’s obligation under this residual value guarantee of $74 million is included in “Other synthetic lease obligations” in the contractual obligations table above.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8 million for the Perris, California distribution center and $2 million for the POS lease.  These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other,” respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities,” respectively, in the accompanying condensed consolidated balance sheets.

In addition, the Company leases two separate warehouse facilities for packaway storage in Carlisle, Pennsylvania with operating leases expiring through 2011.  In January 2004, the Company entered into a two-year lease with two one-year options for a warehouse facility in Fort Mill, South Carolina, the first option of which has been exercised extending the term to February 1, 2007. These three leased facilities are being used primarily to store packaway merchandise.

The synthetic lease facilities described above, as well as the Company’s long-term debt and revolving credit facility, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.  As of October 29, 2005, the Company was in compliance with these covenants.

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

Purchase Obligations.  As of October 29, 2005, the Company had purchase obligations of $673 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures, supplies, and information technology service and maintenance contracts.  Total merchandise inventory purchase orders of $634 million are all purchase obligations of less than one year as of October 29, 2005.

Commercial Credit Facilities

The table below presents significant commercial credit facilities available to the Company as of October 29, 2005:

	Amount of Commitment Expiration Per Period
					Total Amount Committed
($000) Commercial Credit Commitments	Less than 1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years

Revolving credit facility[1]	$—	$—	$600,000	$—	$600,000

Total commercial commitments	$—	$—	$600,000	$—	$600,000

[1]	Contains a $200 million sublimit for issuances of letters of credit, of which $62 million is outstanding and $138 million is available as of October 29, 2005.

Revolving Credit Facility.  In 2004, the Company entered into a $600 million revolving credit facility with its banks, which contains a $200 million sublimit for issuances of letters of credit of which $138 million was available at October 29, 2005.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  The Company has had no borrowings under this facility.  This revolving credit facility is scheduled to expire in March 2009.

Standby Letters of Credit.  The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability claims.  The Company had $62 million and $61 million in standby letters of credit outstanding at October 29, 2005 and October 30, 2004, respectively.

Trade Letters of Credit.  The Company had $18 million and $19 million in trade letters of credit outstanding at October 29, 2005 and October 30, 2004, respectively.

Dividends.  In May 2005, a quarterly cash dividend payment of $.05 per common share was declared by the Company’s Board of Directors, and was paid on July 1, 2005.  In August 2005, a quarterly cash dividend of $.05 per common share was declared by the Company’s Board of Directors, and was paid on September 30, 2005.  On November 9, 2005, a quarterly cash dividend of $.06 per common share was declared by the Company’s Board of Directors, payable on or about January 3, 2006, to stockholders of record as of December 7, 2005.

Stock Repurchase Program.  In January 2004, the Company announced that the Board of Directors authorized a stock repurchase program of up to $350 million for 2004 and 2005.  During the nine months ended October 29, 2005, the Company repurchased approximately 4.9 million shares for an aggregate purchase price of approximately $133 million.  In November 2005, the Company announced that the Board of Directors authorized a new two-year stock repurchase program of up to $400 million.

The Company estimates that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs, fund its planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Critical Accounting Policies

The preparation of the Company’s interim condensed consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts.  These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable.  The Company believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its interim condensed consolidated financial statements:

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

Long-lived Assets.  The Company records a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. During the second quarter of 2004, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark Facility.  The Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter of 2004 to write-down the carrying value of its Newark Facility from its net book value of approximately $33 million to the estimated fair value of approximately $15 million.  During the third quarter of 2004, the Company sold the Newark Facility for net proceeds of approximately $17 million.  The Company recognized a gain (reduction in impairment loss) of approximately $2 million in the third quarter of 2004 on the sale of its Newark Facility.  For the nine months ended October 30, 2004, the net impairment charge recognized by the Company was approximately $16 million.

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

In December 2004, the FASB issued the revised SFAS No. 123(R), “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires recognition of stock-based compensation expense in the consolidated financial statements over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123(R) is effective for the fiscal year beginning after June 15, 2005. The Company will implement the requirements of the standard as of the beginning of its fiscal year 2006.  The impact of adopting SFAS No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method chosen for adopting SFAS No. 123(R).  The Company is in the process of quantifying the effects of the adoption of SFAS No. 123(R).

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

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period.  The FSP requires that rental costs incurred during a construction period be expensed, not capitalized.  The statement is effective for the first reporting period beginning after December 15, 2005.  The Company is currently evaluating the impact of adopting this guidance.

dd’s DISCOUNTS®

The Company operates 20 dd’s DISCOUNTS® stores, its off-price concept targeted to serve the needs of lower-income households, which it believes to be one of the fastest growing demographic markets in the country.  dd’s DISCOUNTS® features a moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.  The Company opened ten initial stores at locations in California during the second half of 2004 and ten stores during the first nine months of 2005.  This new business generally has similar merchandise departments and categories to those of Ross, but features a different mix of brands, consisting mostly of moderate department store and discount store labels at lower average price points.  The average dd’s DISCOUNTS® store is approximately 26,000 square feet and is located in an established strip shopping center in densely populated urban and suburban neighborhoods.  The dd’s DISCOUNTS® and Ross merchant, store and distribution organizations are separate and distinct; however, dd’s DISCOUNTS® shares other certain corporate and support services with Ross.

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

Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS® stores include, without limitation, the Company’s ability to effectively operate and integrate various new supply chain and core merchandising systems, including generation of all necessary information in a timely and cost effective manner; achieving and maintaining targeted levels of productivity and efficiency in its distribution centers; obtaining acceptable new store locations; competitive pressures in the apparel industry; changes in the level of consumer spending on or preferences for apparel or home-related merchandise;  changes in geopolitical and general economic conditions; unseasonable weather trends; disruptions in supply chain; lower than planned gross margin, including higher than planned markdowns and  higher than expected inventory shortage and greater than planned operating costs; the Company’s ability to continue to purchase attractive brand-name merchandise at desirable discounts, the Company’s ability to identify and successfully enter new geographic markets, and the Company’s ability to attract and retain personnel with the retail talent necessary to execute its strategies.

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

Other risk factors are detailed in the Company’s Securities and Exchange Commission filings including, without limitation, the Form 10-K for fiscal 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, which primarily include changes in interest rates.  The Company does not engage in financial transactions for trading or speculative purposes.

Interest that is payable on the Company’s revolving credit facilities and long-term debt is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under certain of the Company’s synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.  As of October 29, 2005, the Company had no borrowings outstanding under its revolving credit facilities and had $50 million of long-term debt outstanding which accrues interest at LIBOR plus 150 basis points.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted the Company’s consolidated financial position, results of operations, or cash flows as of and for the three and nine-month periods ended October 29, 2005. The Company does not consider the potential losses in future earnings and cash flows from reasonably possible near term changes in interest rates to be material.

The Company occasionally uses forward contracts to hedge against fluctuations in foreign currency prices. The Company had no outstanding forward contracts at October 29, 2005.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.  Based on that evaluation, management has concluded that there was no such change during the third fiscal quarter.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock repurchased by the Company during the third quarter of 2005 is as follows:

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($000)

August (7/31/2005-8/27/2005)	388,410	$25.78	387,659	$76,000
September (8/28/2005-10/1/2005)	793,938	$23.96	792,755	$57,000
October (10/2/2005-10/29/2005)	583,489	$25.77	581,250	$42,000

Total	1,765,837	$24.96	1,761,664	$42,000

[1]

The Company acquired 4,173 shares during the quarter ended October 29, 2005 related to income tax withholdings for restricted stock.  All remaining shares were repurchased under the two-year $350 million stock repurchase program publicly announced on February 5, 2004.

ITEM 6.  EXHIBITS

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.

(Registrant)

Date: December 7, 2005	By:	/s/ J. Call
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

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	First Amendment to the Employment Agreement effective October 1, 2005 between Lisa Panattoni and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 6, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.