Form 10-K
period 2006-01-28
ROSS STORES INC
filed 2006-04-12
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

Title of each class

Common stock, par value $.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 30, 2005 was $3,767,241,537, based on the closing price on that date as reported by the NASDAQ Stock Market®.  Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 24, 2006 was 143,498,614.

Documents incorporated by reference:
Portions of the Proxy Statement for Registrant’s 2006 Annual Meeting of Stockholders, which will be filed on or before May 29, 2006, are incorporated herein by reference into Part III.

PART I

ITEM 1.	BUSINESS

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two chains of off-price retail apparel and home accessories stores, which target value-conscious men and women between the ages of 25 and 54, primarily in middle income households.  The decisions we make, from merchandising, purchasing and pricing, to the locations of our stores, are aimed at this customer base.  We offer brand-name and designer merchandise at low everyday prices, generally 20% to 60% below the regular prices of most department and specialty stores.  We believe we derive a competitive advantage by offering a wide assortment of quality brand-name merchandise within each of our merchandise categories in an organized and easy-to-shop environment.

Our mission is to offer competitive values to our target customer by focusing on the following key strategic objectives:

•	Achieve an appropriate level of recognizable brands and labels at strong discounts throughout the store.
•	Meet customer needs on a more regional and local basis.
•	Deliver an in-store shopping experience that reflects the expectations of the off-price customer.
•	Manage real estate growth to compete effectively across all of our markets.

The original Ross Stores, Inc. was incorporated in California in 1957.  In August 1982, the Company was purchased by some of our then and current directors and stockholders.  The original six stores acquired were completely refurbished in our off-price format and stocked with new merchandise.  In June 1989, we reincorporated in the state of Delaware.  During 2004, we opened our first dd’s DISCOUNTS® locations, an off-price concept targeted to serve the needs of lower income households.

Merchandising, Purchasing and Pricing

We seek to provide our customers with a wide assortment of first-quality, in-season, brand-name apparel, accessories, footwear and home fashions for the entire family at everyday savings of 20% to 60% below regular department and specialty store prices.  We sell recognizable branded merchandise that is current and fashionable in each category.  New merchandise typically is received from three to five times per week at our stores.  Our buyers review their merchandise assortments on a weekly basis, enabling them to respond to selling trends and purchasing opportunities in the market.  Our merchandising strategy is reflected in our advertising, which emphasizes a strong value message -- our customers will find great savings every day on a broad assortment of brand-name merchandise.

Merchandising.  Our merchandising strategy incorporates a combination of off-price buying techniques to purchase advance-of-season, in-season, and past-season merchandise.  We believe nationally recognized name brands sold at compelling discounts will continue to be an important determinant of our success.  We generally leave the brand-name label on the merchandise we sell.

We have established a merchandise assortment that we believe is attractive to our target customer.  Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection of brand names within each classification with a wide assortment of vendors, labels, prices, colors, styles and fabrics within each size or item.  Over the past several years, we have diversified our merchandise offerings by adding new product categories such as maternity, small furniture or furniture accents, educational toys and games, luggage, gourmet food and cookware, sporting goods and, in select stores, fine jewelry.  The mix of comparable store sales by department in 2005 was approximately as follows:  Ladies 34%, Home Accents and Bed and Bath 21%, Men’s 16%, Fine Jewelry, Accessories, Lingerie and Fragrances 11%, Children’s 9% and Shoes 9%.

Purchasing.  We have a network of approximately 4,700 vendors and manufacturers, and believe we have adequate sources of first-quality merchandise to meet our requirements.  We purchase the vast majority of our merchandise directly from manufacturers and have not experienced any difficulty in obtaining sufficient merchandise inventory.

We believe that our ability to effectively execute certain off-price buying strategies is a key factor in our success.  Our buyers use a number of methods that enable us to offer our customers brand-name merchandise at strong everyday discounts relative to department and specialty stores.  By purchasing later in the merchandise buying cycle than department and specialty stores, we are able to take advantage of imbalances between retailers’ demand for products and manufacturers’ supply of those products.

Unlike most department and specialty stores, we typically do not require that manufacturers provide promotional and markdown allowances, return privileges, split shipments, drop shipments to stores or delayed deliveries of merchandise.  For most orders, only one delivery is made to one of our four distribution centers.  These flexible requirements further enable our buyers to obtain significant discounts on in-season purchases.

The vast majority of the merchandise that we offer in our stores is acquired through opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season.  These buys are referred to as “closeout” and “packaway” purchases.  Closeouts can be shipped to stores in-season allowing us to get in-season goods in our stores at lower prices.  Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date, which may even be the beginning of the same selling season in the following year.  Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within our merchandise assortments.  Packaway merchandise is mainly fashion basics and, therefore, not usually affected by shifts in fashion trends.

In 2005, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace.  Packaway accounted for approximately 41% of total inventories as of January 28, 2006, compared to 43% at the end of the prior year.  We believe the strong discounts we are able to offer on packaway merchandise are a key driver of our business.

We are currently in the process of improving our existing analytical processes for merchandise planning, buying and allocation through the addition of new processes and systems enhancements that are expected to address more localized customer preferences.  The objective of these investments is to fine-tune our merchandise offerings at a more local level to improve sales productivity and gross profit margins.  These new analytical processes and systems enhancements are also expected to provide us with the tools to improve over time store sales productivity and profitability in both newer and existing regions and markets.

Our buying offices are located in New York City and Los Angeles, the nation’s two largest apparel markets.  These strategic locations allow our buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers.  These locations also enable our buyers to strengthen vendor relationships -- a key element in the success of our off-price buying strategies.

Our buyers have an average of about 14 years of experience, including merchandising positions with other retailers such as Bloomingdale’s, Burlington Coat Factory, Dayton Hudson, Foot Locker, Kohl’s, Lechters, Lord & Taylor, Macy’s, Marshalls, Nordstrom, Robinsons/May, Sterns, T.J. Maxx and Value City.  In keeping with our strategy, since 1992 our merchandising staff for Ross Dress for Less® (“Ross”) has grown over four-fold.  We believe that this increase enables our merchants to spend more time in the market which, in turn, should strengthen our ability to procure the most desirable brands at competitive discounts.

These off-price buying strategies enable us to purchase merchandise at net prices that are lower than prices paid by department and specialty stores.

Pricing.  The Company’s policy is to sell brand-name merchandise priced 20% to 60% below most department and specialty store regular prices.  Our pricing policy is reflected on the price tag displaying our selling price as well as the comparable selling price for that item in department and/or specialty stores.

Our pricing strategy differs from that of a department or specialty store.  We purchase our merchandise at lower prices and mark it up less than a department or specialty store.  This strategy enables us to offer customers consistently low prices.  Specified departments in the store are reviewed weekly for possible markdowns based on the rate of sale and the end of fashion seasons to promote faster turnover of merchandise inventory and accelerate the flow of fresh merchandise.

Stores

As of January 28, 2006, we operated 734 stores, of which 714 are Ross stores and 20 are dd’s DISCOUNTS stores.  Our stores are conveniently located in predominantly community and neighborhood strip shopping centers in heavily populated urban and suburban areas.  Where the size of the market permits, we cluster stores to maximize economies of scale in advertising, distribution and field management.

We believe a key element of our success is our organized, attractive, easy-to-shop in-store environment, which allows customers to shop at their own pace.  Our stores are designed for customer convenience in their merchandise presentation, dressing rooms, checkout and merchandise return areas.  The store’s sales area is based on a prototype single floor design with a racetrack aisle layout.  A customer can locate desired departments by signs displayed just below the ceiling of each department.  We encourage our customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere.  At most stores, shopping carts, baskets, and/or shopping bags are available at the entrance for customer convenience.  All cash registers are centrally located at store entrances for customer ease and efficient staffing.

The Company uses point-of-sale (“POS”) hardware and software systems in all stores, which minimizes transaction time for the customer at the checkout counter by using electronic systems for scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds.  In addition, the POS systems allow us to accept PIN-based debit cards and sell electronic gift cards to customers.  Approximately 54% of payments in 2005 and 52% of payments in 2004 were made with credit cards and debit cards.   We provide cash or credit card refunds on all merchandise returned with a receipt within 30 days.  Merchandise returns having a receipt older than 30 days are exchanged or credited with a credit voucher at the price on the receipt.

Operating Costs

Consistent with the other aspects of our business strategy, we strive to keep operating costs as low as possible.  Among the factors which have enabled the Company to operate at low costs are:

•

Labor costs that generally are lower than full-price department and specialty stores due to (i) a store design that creates a self-service retail format and (ii) the utilization of labor saving technologies.

•	Economies of scale with respect to general and administrative costs as a result of centralized merchandising, marketing and purchasing decisions.
•	Flexible store layout criteria which facilitates conversion of existing buildings to our format.

Distribution

We have a source-based distribution network with a total of four distribution processing facilities strategically located close to the source of inbound merchandise receipts.  We lease two 1.3 million square foot distribution centers -- one in Fort Mill, South Carolina and the other in Perris, California.  We own a third 426,000 square foot distribution center located in Carlisle, Pennsylvania.

We sold our 530,000 square foot Newark, California distribution center (“Newark Facility”) in 2004 and entered into a short-term lease arrangement to use approximately 154,000 square feet of the Newark Facility to support distribution activities for dd’s DISCOUNTS.

In addition, we lease two warehouses for packaway storage totaling about 485,000 square feet in Carlisle, Pennsylvania and 253,000 square feet in Fort Mill, South Carolina, and utilize other third-party facilities as needed for storage of packaway inventory.

In 2005, we purchased a 685,000 square foot warehouse with expansion rights in Moreno Valley, California.

We also utilize third-party cross docks to distribute merchandise to stores on a regional basis.  Shipments are made by contract carriers to the stores from three to five times per week depending on location.  We believe that our existing distribution centers will provide adequate processing capacity to support store growth until 2007 or 2008.

Information Systems

During 2005, we continued to invest in new systems and technology to provide a platform for growth over the next several years.  Recent initiatives include the following:

•	Enhancements to the Core Merchandising applications in order to support the continued growth of the Company.
•	Implementation of warehouse management systems enhancements in all distribution centers. These improvements provided increased inventory control and enhanced operational efficiencies.
•

Enhancements to the POS system which allowed the introduction of touch screen and hands free scanning in pilot stores. Additional changes in the check and credit authorization process included capabilities to charge credit card customer purchases in their native currency.

•

Enhancements to the Labor Management system to provide daily reporting of store actual labor versus budget and forecast. This enhancement allows us to focus on stores that are not trending to the forecast and make corrections mid-week to help better manage our in-store labor costs.

Advertising

We rely primarily on television advertising to communicate our value proposition -- brand-name merchandise at low everyday prices.  This strategy reflects our belief that television is the most efficient and cost-effective medium for communicating everyday savings on a wide selection of brand-name bargains for both the family and home.

Trademarks

The trademarks for Ross Dress For Less® and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

On January 28, 2006, we had approximately 33,200 employees, which includes an estimated 20,200 part-time employees.  Additionally, we hire temporary employees -- especially during the peak seasons.  Our employees are non-union.  Management considers the relationship between the Company and our employees to be good.

Competition

We believe the principal competitive factors in the off-price retail apparel and home accessories industry are offering significant discounts on brand-name merchandise, offering a well-balanced assortment appealing to our target customer, and consistently providing a store environment that is convenient and easy-to-shop.  To execute this concept, we have strengthened our buying organization and developed a merchandise allocation system to distribute product based on regional factors, as well as other systems and procedures to maximize cost efficiencies and leverage expenses in an effort to mitigate competitive pressures on gross margin.  We believe that we are well positioned to compete on the basis of each of these factors.

Nevertheless, the national retail apparel market is highly fragmented and competitive.  We face intense competition for business from department stores, specialty stores, discount stores, other off-price retailers and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources than we do.  We also compete to some degree with retailers that sell apparel and home accessories through catalogs or over the internet.  The retail apparel business may become even more competitive in the future.

dd’s DISCOUNTS

We operate 20 dd’s DISCOUNTS stores.  This newer off-price concept targets the needs of lower income households, which we believe to be one of the fastest growing demographic markets in the country.  dd’s DISCOUNTS features a moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.  We opened ten initial stores at locations in California during the second half of 2004 and ten stores during the first nine months of 2005.  This new business generally has similar merchandise departments and categories to those of Ross, but features a different mix of brands, consisting mostly of moderate department store and discount store labels at lower average price points.  The average dd’s DISCOUNTS store is approximately 27,000 gross square feet and is located in an established strip shopping center in a densely populated urban or suburban neighborhood.  The merchant, store and distribution organizations for dd’s DISCOUNTS and Ross are separate and distinct; however, dd’s DISCOUNTS shares certain other corporate and support services with Ross.

Available Information

The internet address for our website is www.rossstores.com.  Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available free of charge on or through our website, promptly after being electronically filed with the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2005, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections.  Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows and the performance of our common stock may be adversely affected by a number of risk factors.  Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

We are subject to the economic and industry risks that affect large United States retailers.

Our business is exposed to the risks of a large, multi-store retailer, which must continually and efficiently obtain and distribute a supply of fresh merchandise throughout a large and growing network of stores.  These risks include a number of factors, including:

•	An increase in the level of competitive pressures in the retail apparel or home-related merchandise industry.
•	Potential changes in the level of consumer spending on or preferences for apparel or home-related merchandise.
•	Potential changes in geopolitical and/or general economic conditions that could affect the availability of product and/or the level of consumer spending.
•	Unseasonable weather trends that could affect consumer demand for seasonal apparel and apparel-related products.
•

A change in the availability, quantity or quality of attractive brand-name merchandise at desirable discounts that could impact our ability to purchase product and continue to offer customers a wide assortment of competitive bargains.

•	Potential disruptions in supply chain that could impact our ability to deliver product to our stores in a timely and cost-effective manner.
•	A change in the availability, quality or cost of new store real estate locations.
•

A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores, or a distribution center.  Our corporate headquarters, two distribution centers and 29% of our stores are located in California.  As a result, these risks could significantly affect the Company’s operating results and financial condition.

We are subject to operating risks as we attempt to execute on our merchandising and growth strategies.

The continued success of our business depends, in part, upon our ability to increase sales at our existing store locations, and to open new stores and to operate stores on a profitable basis.  Our existing strategies and store expansion programs may not result in a continuation of our anticipated revenue growth or profit growth.  In executing our off-price retail strategies and working to improve our efficiency, expand our store network, and reduce our costs, we face a number of operational risks, including:

•	Our ability to attract and retain personnel with the retail talent necessary to execute our strategies.
•

Our ability to effectively implement and operate our various supply chain, core merchandising and other information systems, including generation of all necessary data and reports for merchants, allocators and other business users in a timely and cost-effective manner.

•

Our ability in 2006 and 2007 to successfully implement new processes and systems enhancements that are expected to improve our micro-merchandising capabilities with the goal of being able to plan, buy and allocate product at a more local versus regional level.

•	Our ability to improve new store sales and profitability, especially in newer regions and markets.
•	Our ability to achieve and maintain targeted levels of productivity and efficiency in our distribution centers.
•	Our ability to continue to obtain acceptable new store locations.
•	Our ability to identify and to successfully enter new geographic markets.
•	Lower than planned gross margin, including higher than planned markdowns, inventory shortage or freight costs.
•

Greater than planned operating costs including, among other factors, increases in occupancy costs, advertising costs, and wage and benefit costs, including as a result of changes in labor laws or as a result of class action or other lawsuits relating to wage and hour claims and other labor-related matters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Stores

From August 1982 to January 28, 2006, we expanded from six Ross locations in California to 714 Ross stores in 26 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Louisiana, Maryland, Mississippi, Montana, Nevada, New Jersey, New Mexico, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wyoming.  We also operate one Ross store in Guam.  In addition, we operate 20 dd’s DISCOUNTS locations in California.  All stores are leased, with the exception of two locations.

During 2005, we opened 76 new Ross stores, and closed one existing location.  The average new Ross store in 2005 was approximately 30,100 gross square feet, yielding about 24,100 square feet of selling space.  As of January 28, 2006, our 714 Ross stores generally ranged in size from about 25,000 to 35,000 gross square feet and had an average of 29,900 gross square feet and 23,600 selling square feet.

During 2005, we opened ten new dd’s DISCOUNTS stores.  The average new dd’s DISCOUNTS store in 2005 was approximately 26,800 gross square feet, yielding about 21,500 square feet of selling space.  As of January 28, 2006, our 20 dd’s DISCOUNTS stores had an average of 27,000 gross square feet and 20,900 selling square feet.

During 2005, no one store accounted for more than 1% of our sales.  We carry earthquake insurance to mitigate our risk on our corporate headquarters, distribution centers, buying offices, and all of our stores.

Our real estate strategy in 2006 and 2007 is to open additional stores, mainly in existing regions, to increase our market penetration and reduce overhead and advertising expenses as a percentage of sales in each market.  Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market.  In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state as of January 28, 2006 and January 29, 2005.  California includes 20 and 10 dd’s DISCOUNTS locations at January 28, 2006 and January 29, 2005, respectively.

State	January 28, 2006	January 29, 2005

Alabama	9	7
Arizona	35	32
California	212	195
Colorado	22	21
Florida	85	74
Georgia	32	28
Guam	1	1
Hawaii	11	11
Idaho	6	5
Louisiana	9	8
Maryland	15	13
Mississippi	3	1
Montana	5	5
Nevada	13	13
New Jersey	8	6
New Mexico	5	5
North Carolina	24	16
Oklahoma	9	8
Oregon	20	19
Pennsylvania	20	17
South Carolina	17	14
Tennessee	12	9
Texas	105	93
Utah	7	7
Virginia	20	15
Washington	27	24
Wyoming	2	2

Total	734	649

Where possible, we have obtained sites in buildings requiring minimal alterations.  This has allowed us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market.  To date, we have been able to secure leases in suitable locations for our stores.  At January 28, 2006, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each.  The average unexpired original lease term of our leased stores is six years, or 22 years if renewal options are included.  See Note D of Notes to Consolidated Financial Statements.

See additional discussion under “Stores” in Item 1.

Distribution Centers

We operate two 1.3 million square foot distribution centers -- one in Fort Mill, South Carolina and the other in Perris, California.  The South Carolina facility opened in July 2002 and is financed under a synthetic lease through May 2006.  The Perris, California facility opened in September 2003 and is financed with a ten-year synthetic lease facility that expires in July 2013.  We also own a 426,000 square foot distribution center located in Carlisle, Pennsylvania.  See additional discussion in Management’s Discussion and Analysis.

We sold our 530,000 square foot Newark, California distribution center in 2004 and entered into a two-year lease arrangement to use approximately 154,000 square feet of the Newark Facility to support distribution activities for dd’s DISCOUNTS.  See additional discussion in Management’s Discussion and Analysis.

In addition, in November 2001 we entered into a nine-year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse in Carlisle, Pennsylvania.  In January 2004, we entered into a two-year lease with two one-year options for a 253,000 square foot warehouse in Fort Mill, South Carolina.  All three of these properties are used to store our packaway inventory.

In 2005, we purchased a 685,000 square foot warehouse with expansion rights in Moreno Valley, California.

See additional discussion under “Distribution” in Item 1.

Corporate Headquarters

In January 2004, we commenced a lease on our corporate headquarters in Pleasanton, California.  The lease has an initial term of 10.5 years with three five-year renewal options. We occupied the space in July 2004.

ITEM 3.	LEGAL PROCEEDINGS

We are party to ordinary routine litigation incident to our business.  We believe that none of these routine legal proceedings will have a material adverse effect on our financial condition or results of operations.  See Note I to Notes to Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the names and ages of our executive officers, indicating each person’s principal occupation or employment during at least the past five years.  The term of office is at the pleasure of our Board of Directors.

Name	Age	Position

Michael Balmuth	55	Vice Chairman, President and Chief Executive Officer

Gary L. Cribb	41	Executive Vice President and Chief Operations Officer

James S. Fassio	51	Executive Vice President, Property Development, Construction and Store Design

Barry S. Gluck	53	Executive Vice President of Merchandising, Marketing and Planning and Allocation

Barbara Levy	51	Executive Vice President, Merchandising

Michael O’Sullivan	42	Executive Vice President and Chief Administrative Officer

Lisa Panattoni	43	Executive Vice President, Merchandising

Barbara Rentler	48	Executive Vice President, Chief Merchandising Officer of dd’s DISCOUNTS

John G. Call	47	Senior Vice President, Chief Financial Officer and Corporate Secretary

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

Mr. O’Sullivan has served as Executive Vice President and Chief Administrative Officer since February 2005.  He joined the Company in September 2003 as Senior Vice President, Strategic Planning and Marketing.  From 1991 to 2003, Mr. O’Sullivan was with Bain & Company, most recently as a partner, providing consulting advice to retail, consumer goods, financial services and private equity clients.

Ms. Panattoni has served as Executive Vice President, Merchandising since October 2005.  She joined the Company as Senior Vice President and General Merchandising Manager, Home in January 2005.  Prior to joining the Company, Ms. Panattoni was with The TJX Companies, most recently serving as Senior Vice President of Merchandising and Marketing for HomeGoods since 1998 and as Divisional Merchandise Manager at Marmaxx Home Store from 1994 to 1998.

Ms. Rentler has served as Executive Vice President, Chief Merchandising Officer of dd’s DISCOUNTS, since February 2005.  She joined the Company in February 1986 and most recently served as Senior Vice President and Chief Merchandising Officer of dd’s DISCOUNTS from January 2004 to February 2005 and Senior Vice President and General Merchandise Manager from February 2001 to January 2004.  Previously, she was Vice President and Group Divisional Merchandise Manager from March 1999 to February 2001.  Prior to that, she held various merchandising positions with the Company.

Mr. Call has served as Senior Vice President, Chief Financial Officer and Corporate Secretary since June 1997.  From June 1993 until joining the Company in 1997, Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman’s Inc.  For five years prior to joining Friedman’s in June 1993, Mr. Call held various positions with Ernst & Young LLP.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General information.  See the information set forth under the caption “Quarterly Financial Data (Unaudited)” under Note J of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference.  Our stock is traded on The NASDAQ Stock Market® under the symbol ROST.  There were 751 stockholders of record as of March 24, 2006 and the closing stock price on that date was $28.93 per share.

Cash dividends.  In January 2006, our Board of Directors declared a quarterly cash dividend payment of $.06 per common share, payable on or about March 31, 2006.  Our Board of Directors declared quarterly cash dividends of $.06 per common share in November 2005, $.05 per common share in January, May and August 2005, and cash dividends of $.0425 per common share in January, May, August and November 2004.

Issuer purchases of equity securities.  Information regarding shares of common stock we repurchased during the fourth quarter of 2005 is as follows:

Period	Total number of shares (or units) purchased [1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)

November (10/30/2005-11/26/2005)	334,738	$26.01	334,738	$33,000
December (11/27/2005-12/31/2005)	703,115	$28.43	703,115	$13,000
January (1/1/2006-1/28/2006)	464,916	$29.87	446,321	—

Total	1,502,769	$28.34	1,484,174	—

[1]     We acquired 18,595 shares during the quarter ended January 28, 2006 related to income tax withholdings for restricted stock.  All remaining shares were repurchased under the two-year $350 million stock repurchase program publicly announced on February 5, 2004.  In November 2005, we announced that our Board of Directors authorized a new two-year stock repurchase program of up to $400 million for 2006 and 2007.

See Note G to Notes to Consolidated Financial Statements and Item 12 for “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for equity compensation plan information.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our consolidated financial statements.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section “Forward-Looking Statements” in the Company’s Annual Report on Form 10-K and our consolidated financial statements and notes thereto.

($000, except per share data)	2005	2004	2003	2002	2001

Operations
Sales	$4,944,179	$4,239,990	$3,920,583	$3,531,349	$2,986,596
Cost of goods sold	3,832,296	3,279,877	2,918,801	2,630,222	2,242,770
Percent of sales	77.5%	77.3%	74.5%	74.5%	75.1%
Selling, general and administrative	786,439	664,395	628,359	572,316	485,455
Percent of sales	15.9%	15.7%	16.0%	16.2%	16.3%
Impairment of long-lived assets[1]	—	15,818	—	—	—
Interest (income) expense, net	(2,898)	915	(262)	279	3,168
Earnings before taxes	328,342	278,985	373,685	328,532	255,203
Percent of sales	6.6%	6.6%	9.5%	9.3%	8.5%
Provision for taxes on earnings	128,710	109,083	146,111	128,456	99,784
Net earnings	199,632	169,902	227,574	200,076	155,419
Percent of sales	4.0%	4.0%	5.8%	5.7%	5.2%
Basic earnings per share	$1.38	$1.15	$1.50	$1.28	$.97
Diluted earnings per share	$1.36	$1.13	$1.47	$1.25	$.95
Cash dividends declared per common share	$.220	$.178	$.129	$.100	$.089

[1] For the year ended January 29, 2005, the Company recognized a net impairment charge of $15.8 million on its prior corporate headquarters in Newark, California.

SELECTED FINANCIAL DATA

($000, except per share data)	2005	2004	2003	2002	2001

Financial Position
Merchandise inventory	$938,091	$853,112	$841,491	$716,518	$623,390
Property and equipment, net	639,852	556,178	516,618	429,325	353,984
Total assets[1]	1,938,738	1,741,215	1,691,465	1,406,129	1,113,186
Return on average assets	11%	10%	15%	16%	15%
Working capital[1]	349,864	416,376	409,507	313,878	233,430
Current ratio	1.4:1	1.6:1	1.6:1	1.5:1	1.5:1
Long-term debt	—	50,000	50,000	25,000	—
Long-term debt as a percent of total capitalization	—	7%	7%	4%	—
Stockholders’ equity	836,172	765,569	752,560	640,856	543,225
Return on average stockholders’ equity	25%	22%	33%	34%	31%
Book value per common share outstanding at year-end	$5.80	$5.22	$4.98	$4.14	$3.44
Operating Statistics
Number of stores opened	86	84	66	60	45
Number of stores closed	1	3	5	5	2
Number of stores at year-end	734	649	568	507	452
Comparable store sales increase (decrease)	6%	(1)%	1%	7%	3%
Sales per square foot of selling space[2]	$304	$297	$312	$316	$301
Square feet of selling space at year-end (000)	17,319	15,253	13,321	11,843	10,484
Number of employees at year-end	33,168	30,092	26,590	22,511	21,012
Number of common stockholders of record at year-end	756	753	726	767	775

[1] Certain deferred tax asset and liability reclassifications of approximately $5.2 million have been made in the 2004 consolidated financial statements to conform to the 2005 presentation.

[2] Based on average annual selling square footage.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the second largest off-price apparel and home goods retailer in the United States, with 714 Ross stores in 26 states and Guam, and 20 dd’s DISCOUNTS store locations in California at January 28, 2006.  Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices.  dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Our primary strategy is to pursue and refine our existing off-price business, and steadily expand our store base.  In establishing growth objectives for our business, we closely monitor market share trends for the off-price industry.  Sales for the off-price sector grew by 11.3% during 2005, which is significantly faster than total national apparel sales, which grew by 3.6%, according to data from the NPD Group, which provides global sales and marketing information on the retail industry.  This reflects the ongoing importance of value to consumers.  Our strategies are designed to take advantage of these growth trends and continued customer demand for name-brand fashions for the family and the home at competitive everyday discounts.

We refer to our fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004 as 2005, 2004 and 2003, respectively.

Results of Operations

	2005	2004	2003

SALES
Sales (millions)	$4,944	$4,240	$3,921
Sales growth	17%	8%	11%
Comparable store sales growth (decline)	6%	(1)%	1%
COSTS AND EXPENSES (as a percent of sales)
Cost of goods sold	77.5%	77.3%	74.5%
Selling, general and administrative	15.9%	15.7%	16.0%
Impairment of long-lived assets	0.0%	0.4%	0.0%
Interest (income) expense	(0.1)%	0.0%	0.0%
EARNINGS BEFORE TAXES (as a percent of sales)	6.6%	6.6%	9.5%
NET EARNINGS (as a percent of sales)	4.0%	4.0%	5.8%

Stores.  Total stores open at the end of 2005, 2004 and 2003 were 734, 649 and 568, respectively.  The number of stores at the end of 2005, 2004 and 2003 increased by 13%, 14% and 12% from the respective prior fiscal years.  Our operating strategy is to open additional stores based on local market penetration, the ability to leverage overhead expenses, local demographic characteristics including population, and competition.  We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations.  We also evaluate our current store locations and determine store closures based on similar criteria.

	2005	2004	2003

Stores at the beginning of the period	649	568	507
Stores opened in the period	86	84	66
Stores closed in the period	(1)	(3)	(5)

Stores at the end of the period	734	649	568

Selling square footage at the end of the period (000)	17,319	15,253	13,321

Sales.  Sales for 2005 increased $704.2 million, or 17%, compared to the same period in the prior year due to the opening of 85 net new stores during 2005, the impact of the stores opened in 2004, and a 6% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months).  Sales for 2004 increased $319.4 million, or 8%, compared to the same period in the prior year due to the opening of 81 net new stores during 2004, and the impact of the stores opened in 2003, partially offset by a 1% decrease in sales from comparable stores.  Sales for 2003 increased $389.2 million, or 11%, compared to the same period in the prior year due to the opening of 61 net new stores in 2003, the impact of stores opened in 2002, and a 1% increase in sales from comparable stores.

Our sales mix is shown below for 2005, 2004 and 2003:

	2005	2004	2003

Ladies	34%	34%	33%
Home accents and bed and bath	21%	21%	21%
Men’s	16%	16%	17%
Fine jewelry, accessories, lingerie and fragrances	11%	12%	12%
Children’s	9%	9%	9%
Shoes	9%	8%	8%

Total	100%	100%	100%

We expect to address the competitive climate for apparel and home goods off-price retailers by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional and local merchandise offerings.  Although our strategies and store expansion program contributed to sales gains in 2005, 2004 and 2003, we can not be sure that they will result in a continuation of revenue or profit growth.

Cost of goods sold.  Cost of goods sold in 2005 increased $552.4 million compared to the same period in the prior year mainly due to increased sales from the opening of 85 net new stores during the year, the impact of the stores opened in 2004, and increased distribution and logistics costs.

Cost of goods sold as a percentage of sales for 2005 increased approximately 15 basis points compared with the same period in the prior year.  This increase was driven by a 40 basis point decrease in merchandise gross margin, mainly due to higher shortage costs.  In addition, higher freight costs drove a 20 basis point increase in distribution and logistics costs as a percent of sales.  These increases in total cost of goods sold were partially offset by about a 25 basis point decrease in store occupancy costs and a 20 basis point decrease in buying expenses, due to leverage from the 6% increase in comparable store sales during the year.

Cost of goods sold in 2004 increased $361.1 million compared to the same period in the prior year, mainly due to increased sales from the opening of 81 net new stores during the year, the impact of the stores opened in 2003, higher markdowns and increased distribution and logistics costs.  Cost of goods sold as a percentage of sales for 2004 increased approximately 290 basis points compared to 2003 due to higher distribution and logistics costs, lower merchandise gross margin largely due to higher markdowns and reduced leverage resulting from the 1% decrease in comparable store sales which contributed to higher occupancy and buying expenses as a percentage of sales, and buying costs related to the launch of dd’s DISCOUNTS.

We can not be sure that the gross profit margins realized in 2005, 2004 and 2003 will continue in future years.

For fiscal 2006 and future years, we expect some decrease in our gross profit margins as a result of increases in our cost of goods sold to reflect a portion of the additional stock-based compensation expenses we will recognize under SFAS No. 123(R) “Share-Based Payment.”  See the further discussion of SFAS No. 123(R), and our expectation regarding the amount of the additional costs, under “New Accounting Pronouncements.”  Also refer to the discussion under “Stock-based compensation” in Note A to Notes to Consolidated Financial Statements for information regarding our historical, pro forma equity compensation cost calculation.

Selling, general and administrative expenses.  For 2005, selling, general and administrative expenses (“SG&A”) increased $122.0 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 85 net new stores during the period, in addition to higher incentive plan costs.

For 2005, selling, general and administrative expenses as a percentage of sales increased approximately 25 basis points compared to the same period in the prior year.  This increase is primarily due to an approximate 40 basis point increase relating to higher incentive plan costs and about 30 basis points due to increased information technology costs and related depreciation.  These higher costs were partially offset by a 35 basis point decrease in store operating and advertising costs and a 10 basis point decrease in other general and administrative expenses, which both benefited from leverage on the 6% increase in comparable store sales.

For 2004, SG&A increased $36.0 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 81 net new stores during the period, partially offset by lower incentive plan costs.  SG&A as a percentage of sales decreased by approximately 35 basis points, primarily due to an approximate 55 basis point decrease in incentive plan costs partially offset by a 20 basis point increase in store payroll and benefit costs as a percentage of sales.

The largest component of SG&A is payroll.  The total number of employees, including both full and part-time, at January 28, 2006, January 29, 2005 and January 31, 2004 was approximately 33,200, 30,100 and 26,600, respectively.

For fiscal 2006 and future years, we expect some increase in our SG&A to reflect a portion of the additional stock-based compensation expenses we will recognize under SFAS No. 123(R).  See the further discussion of SFAS No. 123(R), and our expectation regarding the amount of the additional costs, under “New Accounting Pronouncements.”  Also refer to the discussion under “Stock-based compensation” in Note A to Notes to Consolidated Financial Statements for information regarding our historical, pro forma equity compensation cost calculation.

Interest.  In 2005, interest expense increased $1.1 million and interest income increased $4.9 million compared to the prior year.  As a percentage of sales, net interest expense (income) in 2005 remained relatively flat compared to the prior year.  The table below reflects interest expense and income for 2005, 2004 and 2003:

($ millions)	2005	2004	2003

Interest expense	$4.1	$3.0	$1.4
Interest income	(7.0)	(2.1)	(1.7)

Total interest (income) expense, net	$(2.9)	$0.9	$(0.3)

Impairment of long-lived assets.  During the second quarter of 2004, we relocated our corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of our Newark, California distribution center and corporate headquarters (“Newark Facility”).  We recognized a non-cash impairment charge of $18 million before taxes in the second quarter of 2004 to write-down the carrying value of our Newark Facility from its net book value of approximately $33 million to the estimated fair value at the time of approximately $15 million.  During the third quarter of 2004, we sold the Newark Facility for net proceeds of approximately $17 million.  We recognized a gain (reduction in impairment loss) of approximately $2 million in the third quarter of 2004 on this sale.  For 2004 the net impairment charge recognized was approximately $16 million.

Taxes on earnings.  Our effective tax rate for 2005, 2004 and 2003 was approximately 39%, which represents the applicable federal and state statutory rates reduced by the federal benefit realized for state  income taxes.  The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.  We anticipate that our effective tax rate for fiscal 2006 will be approximately 38% to 40%.

Net earnings.  Net earnings as a percentage of sales remained flat in 2005 compared to 2004 primarily due to increased cost of goods sold and selling, general and administrative expenses as a percentage of sales partially offset by the absence of an impairment charge and increased interest income as a percentage of sales.  Net earnings as a percentage of sales decreased in 2004 compared to 2003 primarily due to higher cost of goods sold as a percentage of sales partially offset by lower selling, general and administrative expenses as a percentage of sales.

Diluted earnings per share in 2005 was $1.36, compared to $1.13 in 2004, inclusive of the $.06 impairment charge related to the Newark Facility and $.01 related to lease accounting adjustments attributable to the prior year.  This increase in diluted earnings per share is attributable to an approximate 17% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit.  Our primary ongoing cash requirements are for seasonal and new store merchandise inventory purchases, capital expenditures in connection with opening new stores, and investments in information systems and infrastructure.  We also use cash to repurchase stock under our stock repurchase program and to pay dividends.

($000)	2005	2004	2003

Cash flows from operating activities	$375,191	$298,157	$321,471
Cash flows used in investing activities	(132,396)	(199,541)	(152,694)
Cash flows used in financing activities	(166,359)	(184,831)	(117,880)

Net increase (decrease) in cash and cash equivalents	$76,436	$(86,215)	$50,897

Operating Activities

Net cash provided by operating activities was $375.2 million, $298.2 million and $321.5 million in 2005, 2004 and 2003, respectively.  The primary source of cash from operations in 2005, 2004 and 2003 was net earnings plus non-cash expenses for depreciation and amortization, partially offset by cash used to finance merchandise inventory.  The increase in cash flows from operations in 2005 is primarily due to an increase in net earnings, which is partially offset by the change in cash used for merchandise inventory.  Working capital (defined as current assets less current liabilities) was $350 million at the end of 2005, compared to $416 million at the end of 2004, and $410 million at the end of 2003.  The decrease in working capital in 2005 compared to the prior year is primarily a result of reclassifying a $50 million term loan to current liabilities.  Our primary source of liquidity is the sale of our merchandise inventory.  We regularly review the age and condition of the merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

In 2005, 2004 and 2003, we spent approximately $175.9 million, $149.5 million and $152.7 million, respectively, for capital expenditures (excluding leased equipment) for fixtures and leasehold improvements to open new stores, implement management information technology systems, install and implement materials handling equipment and related distribution center systems, and various other expenditures related to existing stores, buying offices, corporate offices and the purchase of a warehouse in Moreno Valley, California.  We opened 86, 84 and 66 new stores and relocated, remodeled or expanded 2, 3 and 1 stores in 2005, 2004 and 2003, respectively.  In addition, during 2005 we received proceeds from sales of investments of $43.5 million.  During 2004 we received approximately $17.4 million in net proceeds from the sale of the Newark Facility and invested $67.4 million in short-term investments.

We are forecasting approximately $265 million in capital expenditures for 2006 to fund fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores.  In addition, these capital expenditures are expected to fund the relocation, or remodel of existing stores, and investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various central office expenditures.  This capital expenditure forecast assumes we will exercise our right to purchase the leased assets at our Fort Mill, South Carolina distribution center.  We expect to fund these expenditures out of cash flows from operations, and existing and potential new bank and credit facilities.

Our cash flows used for capital expenditures over the last three years are set forth in the table below:

($ millions)	2005	2004	2003

New stores	$63.3	$58.7	$51.1
Store renovations and improvements	31.9	25.5	15.1
Information systems	19.8	37.0	34.7
Distribution centers, corporate office and other	60.9	28.3	51.8

Total capital expenditures	$175.9	$149.5	$152.7

Financing Activities

During 2005, 2004 and 2003, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit.  Substantially all of our store locations, buying offices, our headquarters, and certain distribution centers are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  We own a distribution center in Carlisle, Pennsylvania and our warehouse in Moreno Valley, California.

We repurchased 6.4 million, 6.5 million and 6.9 million shares of common stock for aggregate purchase prices of approximately $175 million, $175 million and $150 million in 2005, 2004 and 2003, respectively, under the stock repurchase programs funded by cash flows from operations.

Short-term trade credit represents a significant source of financing for investments in merchandise inventory.  Trade credit arises from customary payment terms and trade practices with our vendors.  We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank and credit lines to meet our capital and liquidity requirements, including debt maturities and lease obligations in 2006.

The table below presents our significant contractual obligations as of January 28, 2006:

($000) Contractual Obligations	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years	Total

Term debt	$50,496	$—	$—	$—	$50,496
Operating leases	245,362	440,631	342,627	410,928	1,439,548
Other financings:
Synthetic leases	10,069	8,986	8,182	10,227	37,464
Other synthetic lease obligations	85,022	1,844	—	56,000	142,866
Purchase obligations	644,774	12,581	2,594	—	659,949

Total contractual obligations	$1,035,723	$464,042	$353,403	$477,155	$2,330,323

Term debt.   We have a $50 million senior unsecured term loan to finance the equipment and information systems for our Perris, California distribution center.  In March 2006, we paid the $50 million term debt balance in full.  We incurred interest expense on term debt of $0.5 million in fiscal 2006, which was calculated based upon prevailing interest rates (LIBOR plus 175 basis points) and is included in “Term debt” in the table above.  Interest was payable no less than monthly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (175 basis points) which resulted in an effective interest rate of 6.3% at January 28, 2006.  Borrowings under this term loan were subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.  As of January 28, 2006, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases.  Substantially all of our store sites, certain distribution centers, and our buying offices and corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  We own our distribution center in Carlisle, Pennsylvania and our warehouse in Moreno Valley, California.

We have lease arrangements for certain equipment in our stores for our POS hardware and software systems.  These leases are accounted for as operating leases for financial reporting purposes.  The initial terms of these leases are two years, and we typically have options to renew the leases for two to three one-year periods.  Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term.  We have guaranteed the value of the equipment at the end of the respective initial lease terms of $12.6 million, which is included in “Other synthetic lease obligations” in the table above.

In January 2004, we commenced the lease on our corporate headquarters in Pleasanton, California.  The lease has an initial term of 10.5 years with three five-year renewal options.

In October 2004, we entered into a lease arrangement to use a portion of the Newark Facility to support distribution activities for dd’s DISCOUNTS for an initial lease term of two years with three one-year renewal options, a minor part of its remaining useful life.

Other financings.  We lease a 1.3 million square foot distribution center in Fort Mill, South Carolina. This distribution center, including equipment and systems, is being financed under an $87.3 million five-year synthetic lease facility that expires in May 2006.  Rent expense on this center is payable monthly at 90 basis points over LIBOR on the lease balance of $87.3 million.  We have estimated rent expense on the lease which is calculated based upon prevailing interest rates (LIBOR plus 90 basis points, which resulted in an effective interest rate of 5.5% at January 28, 2006) and is included in “Synthetic leases” in the contractual obligations table above.  At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  We have agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance.  Our obligation under this residual value guarantee of $74.2 million is included in “Other synthetic lease obligations” in the contractual obligations table above.

We also lease a 1.3 million square foot distribution center in Perris, California.  This distribution center is being financed under a $70.0 million ten-year synthetic lease facility that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70.0 million.  At the end of the lease term, the Company must refinance the $70.0 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than $70.0 million, we have agreed under a residual value guarantee to pay the lessor the shortfall below $70.0 million not to exceed $56.0 million.  Our contractual obligation of $56.0 million is included in “Other synthetic lease obligations” in the above table.  The $50.0 million financing of equipment and systems for the Perris, California center is included in “Term debt” in the table above.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we have recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $1.8 million for the POS lease.  These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other,” respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets.

In addition, we lease two separate warehouse facilities for packaway storage in Carlisle, Pennsylvania with operating leases expiring through 2011.  In January 2004, we entered into a two-year lease with two one-year options for a warehouse facility in Fort Mill, South Carolina, the first option of which has been exercised extending the term to February 1, 2007.  These three leased facilities are being used primarily to store packaway merchandise.

The synthetic lease facilities described above, as well as our term debt and revolving credit facility, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on our actual interest coverage ratios.  As of January 28, 2006, we were in compliance with these covenants.

In December 2003, the FASB issued the revised FIN No. 46(R), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards.  FIN No. 46(R) explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity.  We were not required under FIN No. 46(R) to consolidate our synthetic leases since the lessors/owners are not variable interest entities.

Purchase obligations.  As of January 28, 2006 we had purchase obligations of $659.9 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts.  Merchandise inventory purchase orders of $614.5 million represent purchase obligations of less than one year as of January 28, 2006.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at January 28, 2006:

	Amount of commitment expiration per period
					Total amount committed
($000) Commercial Credit Commitments	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years

Revolving credit facility[1]	$—	$—	$600,000	$—	$600,000

Total commercial commitments	$—	$—	$600,000	$—	$600,000

[1]	Contains a $200 million sublimit for issuances of standby letters of credit, of which $61.7 million is outstanding and $138.3 million is available as of January 28, 2006.
For additional information relating to these credit facilities, refer to Note C of Notes to the Consolidated Financial Statements.

Revolving credit facility.  In 2004, we entered into a $600 million revolving credit facility with our banks, which contains a $200 million sublimit for issuances of standby letters of credit of which $138.3 million was available at January 28, 2006.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points) and is payable upon borrowing maturity but no less than quarterly.  Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios.  We have had no borrowings under this facility.  This revolving credit facility expires in March 2009.

Standby letters of credit.  We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims.  We had $61.7 million and $65.8 million in standby letters of credit outstanding at January 28, 2006 and January 29, 2005, respectively.

Trade letters of credit.  We had $16.5 million and $17.0 million in trade letters of credit outstanding at January 28, 2006 and January 29, 2005, respectively.

Dividends.  In January 2006, our Board of Directors declared a quarterly cash dividend payment of $.06 per common share, payable on or about March 31, 2006.  Our Board of Directors declared quarterly cash dividends of $.06 per common share in November 2005, $.05 per common share in January, May and August 2005, and cash dividends of $.0425 per common share in January, May, August and November 2004.

Stock repurchase programs.  In January 2004, our Board of Directors authorized a stock repurchase program of up to $350 million for 2004 and 2005.  We repurchased 6.4 million and 6.5 million shares of common stock for aggregate purchase prices of approximately $175 million and $175 million in 2005 and 2004, respectively.  We repurchased a total of $150 million of common stock each year during 2003 and 2002 under a prior program.  In November 2005, we announced that our Board of Directors authorized a new two-year stock repurchase program of up to $400 million for 2006 and 2007.

We estimate that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repay our term loan, address the amount due in connection with our Fort Mill, South Carolina distribution center, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Critical Accounting Policies

The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts.  These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable.  We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Merchandise inventory.  Our merchandise inventory is stated at the lower of cost or market, with cost determined on a weighted average cost method.  We purchase manufacturer overruns and canceled orders both during and at the end of a season which are referred to as “packaway” inventory.  Packaway inventory is purchased with the intent that it will be stored in our warehouses until a later date, which may even be the beginning of the same selling season in the following year.  Included in the carrying value of our merchandise inventory is a provision for shrinkage.  The shrinkage reserve is based on historical shrinkage rates as evaluated through our periodic physical merchandise inventory counts and cycle counts.  If actual market conditions, markdowns, or shrinkage are less favorable than those projected by us, or if sales of the merchandise inventory are more difficult than anticipated, additional merchandise inventory write-downs may be required.

Long-lived assets.  We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group.  If our actual results differ materially from projected results, an impairment charge may be required in the future.  During 2004, we recognized an impairment charge of $15.8 million before taxes to write-down the carrying value and account for the sale of our Newark Facility.  In the course of performing our annual analysis, we determined that no other long-lived asset impairment charge was required for the years ended January 28, 2006, January 29, 2005 and January 31, 2004.

Depreciation and amortization expense.  Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property.  The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less.

Lease accounting.  We currently capitalize rent during a construction build-out period and amortize it over the lease term commencing when the leased premises are substantially ready for their intended use.  We will adopt FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires that rental costs incurred during a construction period be expensed, not capitalized, beginning in 2006.  When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, we record rental expense on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent.  We amortize deferred rent on a straight-line basis over the lease term commencing on the date the leased space is ready for its intended use.  Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term.  Changes in tenant improvement allowances are included as a component of operating activities in the consolidated statements of cash flows.

Self-insurance.  We self insure certain of our workers’ compensation and general liability risks as well as certain of our health plans.  Our self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported.  Should a greater amount of claims occur compared to what is estimated or the costs of medical care and state statutory requirements increase beyond what was anticipated, our recorded reserves may not be sufficient and additional charges could be required.

The list above is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by Generally Accepted Accounting Principles (“GAAP”), with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting one alternative accounting principle over another would not produce a materially different result.  See our audited consolidated financial statements and notes thereto under Item 8 in this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP.

New Accounting Pronouncements

In November 2004, the FASB issued the revised SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe that the adoption of SFAS No. 151 will have a material impact on our operating results or financial position.

In December 2004, the FASB issued the revised SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS No. 123(R) requires recognition of stock-based compensation expense in the consolidated financial statements over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005.  We will implement the requirements of the standard as of the beginning of our fiscal year 2006.

We will use the modified prospective approach for adoption of SFAS No. 123(R).  Under this approach, prior periods are not revised for comparative purposes.  The valuation provisions of SFAS No. 123(R) will apply to new awards granted in our fiscal year 2006 and later and to awards that are outstanding from prior fiscal years if they are subsequently modified or canceled.  These awards will be valued using the Black-Scholes option pricing model, consistent with our prior pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Compensation expense for awards outstanding at the beginning of our 2006 fiscal year will be recognized over the remaining service period using the compensation cost calculated for the previously reported pro forma disclosure purposes.  For awards granted after the beginning of our 2006 fiscal year, we will recognize expense on a straight-line basis over the applicable vesting term.  We do not believe that the impact from adopting this standard will be materially different from what has been reported in our prior pro forma disclosures, and expect the effect to represent compensation costs equivalent to about $.06 per share for fiscal 2006.  See the discussion under “Stock-based compensation” in Note A to Notes to Consolidated Financial Statements for information regarding our pro forma equity compensation cost calculations for 2005, 2004 and 2003.  The stock-based compensation we will recognize after the adoption of SFAS No. 123(R) will be affected by the number of stock-based awards granted in the future and the assumptions used for estimating the fair values of options.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  We do not expect the adoption of SFAS No. 154, which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, will have a material impact on our consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period.  The FSP requires that rental costs incurred during a construction period be expensed, not capitalized.  The statement is effective for the first reporting period beginning after December 15, 2005.  We will adopt FSP 13-1 beginning in our fiscal year 2006 and do not believe that adoption of this standard will have a material impact on our operating results or financial position.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2005, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications including on our website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures and other matters.  These forward-looking statements reflect our then current beliefs, projections and estimates with respect to future events and our projected financial performance, operations and competitive position.  The words “plan,” “expect,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict.  As a result, our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations and projections.  Refer to Item 1A in this Annual Report on Form 10-K for a more complete discussion of risk factors for Ross and dd’s DISCOUNTS.  The factors underlying our forecasts are dynamic and subject to change.  As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.  We disclaim any obligation to update or revise these forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates.  We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts at January 28, 2006.

Interest that is payable on our revolving credit facilities and term debt is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.  As of January 28, 2006, we had no borrowings outstanding under our revolving credit facilities and had $50 million of term debt outstanding which accrues interest at LIBOR plus 175 basis points.  In addition, the lease on our distribution center in Fort Mill, South Carolina accrues interest at LIBOR plus 90 basis points.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, or cash flows as of and for the year ended January 28, 2006.  We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

($000, except per share data)	Year ended January 28, 2006	Year ended January 29, 2005	Year ended January 31, 2004

SALES	$4,944,179	$4,239,990	$3,920,583
COSTS AND EXPENSES
Cost of goods sold	3,832,296	3,279,877	2,918,801
Selling, general and administrative	786,439	664,395	628,359
Impairment of long-lived assets	—	15,818	—
Interest (income) expense, net	(2,898)	915	(262)

Total costs and expenses	4,615,837	3,961,005	3,546,898

Earnings before taxes	328,342	278,985	373,685
Provision for taxes on earnings	128,710	109,083	146,111

Net earnings	$199,632	$169,902	$227,574

EARNINGS PER SHARE
Basic	$1.38	$1.15	$1.50
Diluted	$1.36	$1.13	$1.47
WEIGHTED AVERAGE SHARES OUTSTANDING (000)
Basic	144,325	147,468	152,165
Diluted	146,532	150,380	155,151
DIVIDENDS PER SHARE
Cash dividends declared per share	$.220	$.178	$.129

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

($000, except share data)	January 28, 2006	January 29, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$191,767	$115,331
Short-term investments	12,763	67,400
Accounts receivable	29,122	31,154
Merchandise inventory	938,091	853,112
Prepaid expenses and other	37,090	46,756
Deferred income taxes	20,014	14,184

Total current assets	1,228,847	1,127,937
PROPERTY AND EQUIPMENT
Land and buildings	74,298	28,572
Fixtures and equipment	740,540	652,882
Leasehold improvements	376,411	345,195
Construction-in-progress	21,266	17,860

	1,212,515	1,044,509
Less accumulated depreciation and amortization	572,663	488,331

Property and equipment, net	639,852	556,178
Other long-term assets	58,837	57,100
Long-term investments	11,202	—

Total assets	$1,938,738	$1,741,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$474,614	$451,861
Accrued expenses and other	200,723	154,017
Accrued payroll and benefits	128,060	105,683
Income taxes payable	25,586	—
Short-term debt	50,000	—

Total current liabilities	878,983	711,561

Long-term debt	—	50,000
Other long-term liabilities	122,926	116,668
Deferred income taxes	100,657	97,417
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share Authorized 600,000,000 shares Issued and outstanding 144,112,000 and 146,717,000 shares	1,448	1,472
Additional paid-in capital	522,566	449,524
Treasury stock	(18,244)	(11,618)
Deferred compensation	(29,375)	(25,266)
Accumulated other comprehensive income	20	—
Retained earnings	359,757	351,457

Total stockholders’ equity	836,172	765,569

Total liabilities and stockholders’ equity	$1,938,738	$1,741,215

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Treasury stock	Deferred compen- sation	Accumulated other comp- rehensive income	Retained earnings	Total

(000)	Shares	Amount

Balance at February 1, 2003	154,982	$1,550	$367,131	$—	$(26,865)	$—	$299,040	$640,856
Comprehensive income:
Net earnings	—	—	—	—	—	—	227,574	227,574
Long-term investment gain (loss)	—	—	—	—	—	—	—	—

Total comprehensive income								227,574
Common stock issued under stock plans, net of shares used for tax withholding	3,079	33	42,236	(3,656)	(13,917)	—	—	24,696
Tax benefit from equity issuance	—	—	15,089	—	—	—	—	15,089
Amortization of deferred compensation	—	—	—	—	13,890	—	—	13,890
Common stock repurchased	(6,853)	(69)	(12,352)	—	—	—	(137,582)	(150,003)
Dividends declared	—	—	—	—	—	—	(19,542)	(19,542)

Balance at January 31, 2004	151,208	$1,514	$412,104	$(3,656)	$(26,892)	$—	$369,490	$752,560
Comprehensive income:
Net earnings	—	—	—	—	—	—	169,902	169,902
Long-term investment gain (loss)	—	—	—	—	—	—	—	—

Total comprehensive income								169,902
Common stock issued under stock plans, net of shares used for tax withholding	2,046	23	35,787	(7,962)	(12,419)	—	—	15,429
Tax benefit from equity issuance	—	—	14,802	—	—	—	—	14,802
Amortization of deferred compensation	—	—	—	—	14,045	—	—	14,045
Common stock repurchased	(6,537)	(65)	(13,169)	—	—	—	(161,766)	(175,000)
Dividends declared	—	—	—	—	—	—	(26,169)	(26,169)

Balance at January 29, 2005	146,717	$1,472	$449,524	$(11,618)	$(25,266)	$—	$351,457	$765,569
Comprehensive income:
Net earnings	—	—	—	—	—	—	199,632	199,632
Long-term investment gain (loss)	—	—	—	—	—	20	—	20

Total comprehensive income								199,652
Common stock issued under stock plans, net of shares used for tax withholding	3,816	40	66,717	(6,626)	(20,777)	—	—	39,354
Tax benefit from equity issuance	—	—	21,947	—	—	—	—	21,947
Amortization of deferred compensation	—	—	—	—	16,668	—	—	16,668
Common stock repurchased	(6,421)	(64)	(15,622)	—	—	—	(159,314)	(175,000)
Dividends declared	—	—	—	—	—	—	(32,018)	(32,018)

Balance at January 28, 2006	144,112	$1,448	$522,566	$(18,244)	$(29,375)	$20	$359,757	$836,172

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000)	Year ended January 28, 2006	Year ended January 29, 2005	Year ended January 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$199,632	$169,902	$227,574
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110,848	94,593	81,785
Impairment of long-lived assets	—	15,818	—
Deferred income taxes	(2,590)	28,101	31,607
Tax benefit from equity issuance	21,947	14,802	15,089
Change in assets and liabilities:
Merchandise inventory	(84,979)	(11,621)	(124,973)
Other current assets, net	11,698	(23,151)	494
Accounts payable	21,448	2,908	48,881
Other current liabilities	94,670	(5,123)	35,331
Other long-term, net	2,517	11,928	5,683

Net cash provided by operating activities	375,191	298,157	321,471

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(175,851)	(149,541)	(152,694)
Sales (purchases) of investments	43,455	(67,400)	—
Proceeds from sale of Newark Facility	—	17,400	—

Net cash used in investing activities	(132,396)	(199,541)	(152,694)

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	25,000
Issuance of common stock related to stock plans	45,982	23,391	28,351
Treasury stock purchased	(6,626)	(7,962)	(3,656)
Repurchase of common stock	(175,000)	(175,000)	(150,003)
Dividends paid	(30,715)	(25,260)	(17,572)

Net cash used in financing activities	(166,359)	(184,831)	(117,880)

Net increase (decrease) in cash and cash equivalents	76,436	(86,215)	50,897
Cash and cash equivalents:
Beginning of year	115,331	201,546	150,649

End of year	$191,767	$115,331	$201,546

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$2,543	$1,545	$825
Income taxes paid	$74,120	$86,046	$105,731
NON-CASH INVESTING ACTIVITIES
Straight-line rent capitalized in build-out period	$3,290	$4,277	$4,657
Change in fair value of investment securities	$20	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Summary of Significant Accounting Policies

Business.  Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, branded apparel, shoes and accessories for the entire family, as well as gift items, linens and other home-related merchandise.  At January 28, 2006, the Company operated 714 Ross Dress for Less® (“Ross”) locations and 20 dd’s DISCOUNTS® stores in 26 states and Guam, which are supported by four distribution centers.  The Company’s headquarters, two distribution centers and 29% of its stores are located in California.

Basis of presentation and fiscal year.  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  Intercompany transactions and accounts have been eliminated.  The Company utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31.  The fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 are referred to as 2005, 2004 and 2003, respectively, and are 52 weeks.

Stock dividend.  All share and per share information has been adjusted to reflect the effect of the Company’s two-for-one stock split effected in the form of a 100% stock dividend paid on December 18, 2003.

Reclassifications.  Certain deferred tax asset and liability reclassifications of approximately $5.2 million have been made in the 2004 consolidated financial statements to conform to the 2005 presentation.

Use of accounting estimates.  The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant accounting estimates include valuation of merchandise inventory and long-lived assets, and accruals for self-insurance.

Purchase obligations.  As of January 28, 2006, the Company had purchase obligations of $659.9 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts.  Merchandise inventory purchase orders of $614.5 million represent purchase obligations of less than one year as of January 28, 2006.

Cash and cash equivalents.  Cash and cash equivalents are highly liquid, fixed income instruments purchased with an original maturity of three months or less.

Short-term investments.  The Company’s short-term investments, totaling $12.8 million and $67.4 million at January 28, 2006 and January 29, 2005, respectively, are comprised of state and other government obligations and are highly liquid.  At January 28, 2006 and January 29, 2005, these investments were classified as available-for-sale and are stated at cost, which approximates fair value.

Merchandise inventory.  Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value.  The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as “packaway” inventory.  Packaway inventory is purchased with the intent that it will be stored in the Company’s warehouses until a later date, which may even be the beginning of the same selling season in the following year.  Packaway inventory accounted for approximately 41% of total inventories as of January 28, 2006 and 43% at January 29, 2005.   The cost of the Company’s merchandise inventory is reduced by valuation reserves for shrinkage based on historical shrinkage rates determined by the Company’s physical merchandise inventory counts and cycle counts.

Cost of goods sold.  In addition to product costs, the Company includes in cost of goods sold its buying and distribution expenses as well as occupancy costs, and depreciation and amortization related to the Company’s retail stores, buying and distribution facilities.  Buying expenses include costs to procure merchandise inventories.  Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise.

Property and equipment.  Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property.  Depreciation and amortization expense on property and equipment was $93.7 million, $80.0 million and $67.4 million for 2005, 2004 and 2003, respectively.  The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less.  The Company capitalizes rent during a construction build-out period and amortizes it over the lease term commencing when the leased premises are substantially ready for their intended use (see New Accounting Pronouncements).  Computer hardware and software costs, net of amortization, of $134.4 million and $139.5 million at January 28, 2006 and January 29, 2005, respectively, are included in fixtures and equipment and are amortized over their estimated useful life generally ranging from five to seven years.  Reviews for impairment are performed whenever events or circumstances indicate the carrying value of an asset group may not be recoverable.

During the second quarter of 2004, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and decided to pursue a sale of its Newark, California distribution center and corporate headquarters (“Newark Facility”).  The Company recognized a non-cash impairment charge of $18 million before taxes in the second quarter of 2004 to write-down the carrying value of its Newark Facility from its net book value of approximately $33 million to the estimated fair value at the time of approximately $15 million.  During the third quarter, the Company sold the Newark Facility for net proceeds of approximately $17 million.  The Company recognized a gain (reduction in impairment loss) of approximately $2 million in the third quarter of 2004 on the sale of its Newark Facility.  For 2004, the net impairment charge recognized was approximately $16 million.

Intangible assets.  Intangible assets are principally comprised of lease rights, which are payments made to acquire store leases.  An impairment loss would be recognized if the undiscounted cash flow of an asset group was less than the carrying value of the asset group.  Lease rights are included in other long-term assets and are amortized over the remaining life of the lease.  Amortization expense related to separately-identifiable intangible assets was $0.5 million, $0.6 million and $0.5 million for 2005, 2004 and 2003, respectively.

Long-lived assets.  Long-lived assets and certain identifiable intangibles that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Based on the Company’s review as of January 28, 2006 and January 29, 2005, no adjustments were recognized to the carrying value of intangible assets.

Store closures.   The Company continually reviews the operating performance of individual stores.  For stores that are to be closed, the Company records a liability for future minimum lease payments and related ancillary costs at the time the liability is incurred.  Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.

Accounts payable.  Accounts payable represents amounts owed to third parties at the end of the period.  Accounts payable includes book cash overdrafts which are checks issued under zero balance accounts not yet presented for payment drawn in excess of cash balances of such accounts of approximately $55.5 million and $90.9 million at January 28, 2006 and January 29, 2005, respectively.  The Company includes the changes in book cash overdrafts in operating cash flows.

Self-insurance.  The Company is self-insured for workers’ compensation, general liability costs and certain health plans.  The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  At the end of 2005 and 2004, the Company’s total self-insurance reserves were $79.3 million and $78.7 million, respectively, including $64.6 million and $67.2 million, related to workers’ compensation insurance.

Deferred rent.  When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, rental expense is recorded on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent.  The Company amortizes deferred rent on a straight-line basis over the lease term commencing on the date the leased space is ready for its intended use.  As of January 28, 2006 and January 29, 2005 the balance of deferred rent was $47.1 million and $44.2 million, respectively, and is included in other long-term liabilities.  Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term.  Changes in tenant improvement allowances are included as a component of operating activities in the consolidated statements of cash flows.

Other long-term liabilities.  Other long-term liabilities as of January 28, 2006 and January 29, 2005 consist of the following:

($000)	2005	2004

Deferred compensation	$43,401	$42,795
Deferred rent	47,095	44,151
Tenant improvement allowances	26,868	23,483
Other	5,562	6,239

Total	$122,926	$116,668

Estimated fair value of financial instruments.  The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their estimated fair value.  The Company’s term debt represents amounts outstanding under the Company’s $50 million senior unsecured term loan agreement.  The interest rate fluctuates monthly based on LIBOR.  Due to the floating interest rates on the debt, the carrying value approximates its estimated fair value.

Effects of inflation or deflation.  The Company does not consider the effects of inflation or deflation to be material to the Company’s financial position and results of operations.

Revenue recognition.  The Company recognizes revenue at the point of sale, net of actual returns, and maintains a provision for estimated future returns.  Sales of gift certificates and gift cards are deferred until they are redeemed for the purchase of the Company’s merchandise.  Sales tax collected is not recognized as revenue and is included in accrued expenses and other.

Allowance for sales returns.  An allowance for the gross margin loss on estimated sales returns is included in accrued expenses and other in the consolidated balance sheets. The allowance for sales returns consists of the following:

($000)	Beginning balance	Additions	Reductions	Ending balance

Year ended:
January 28, 2006	$4,832	$350,081	$348,812	$6,101
January 29, 2005	$3,755	$301,004	$299,927	$4,832
January 31, 2004	$2,643	$257,597	$256,485	$3,755

Store pre-opening.  Store pre-opening costs are expensed in the period incurred.

Advertising.  Advertising costs are expensed in the period incurred.  Advertising expenses for 2005, 2004 and 2003 were $44.2 million, $41.5 million and $38.9 million, respectively.

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

Treasury stock.  The Company records treasury stock at cost.  Treasury stock includes shares received from employees for tax withholding purposes related to grants of restricted stock.

Stock-based compensation.  The Company accounts for stock-based awards to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Because the Company grants stock option awards with exercise prices equal to fair market value, no compensation expense is recorded at issuance.  Compensation expense for restricted stock awards is based on the market value of the shares awarded at the date of grant and is amortized on a straight-line basis over the applicable vesting period.  The disclosure required under SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” are set forth below.

In December 2004, the FASB issued the revised SFAS No. 123(R), “Share-Based Payment,” which the Company will implement as of the beginning of its fiscal year 2006.  See “New accounting pronouncements” below for more information.

Had compensation costs for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

($000, except per share data)		2005	2004	2003

Net earnings	As reported	$199,632	$169,902	$227,574
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		10,134	8,553	8,459
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(19,793)	(17,214)	(18,694)

Net earnings	Pro forma	$189,973	$161,241	$217,339

Basic earnings per share	As reported	$1.38	$1.15	$1.50
	Pro forma	$1.32	$1.09	$1.43
Diluted earnings per share	As reported	$1.36	$1.13	$1.47
	Pro forma	$1.30	$1.08	$1.41

At January 28, 2006, the Company had two stock-based compensation plans, which are further described in Note G.  SFAS No. 123 establishes a fair value method of accounting for stock options and other equity instruments.  For determining pro forma earnings per share, the fair value of the stock options and employees’ purchase rights were estimated using the Black-Scholes option pricing model using the following assumptions:

Stock Options	2005	2004	2003

Expected life from grant date (years)	3.5	3.0	3.0
Expected volatility	33.7%	36.3%	42.6%
Risk-free interest rate	3.9%	2.9%	2.0%
Dividend yield	0.7%	0.6%	0.5%

Employee Stock Purchase Plan	2005	2004	2003

Expected life from grant date (years)	1.0	1.0	1.0
Expected volatility	32.9%	31.7%	30.0%
Risk-free interest rate	4.5%	2.9%	1.3%
Dividend yield	0.8%	0.7%	0.6%

The weighted average fair values per share of stock options granted during 2005, 2004 and 2003 were $7.85, $7.49, and $6.53, respectively.  The weighted average fair values of the 2005, 2004, and 2003 employee stock purchase awards were $7.97, $7.30 and $5.81 per share, respectively.

Earnings per share (“EPS”).  SFAS No. 128, “Earnings Per Share,” requires earnings per share to be computed and reported as both basic EPS and diluted EPS.  Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if stock options were exercised for shares of common stock.

In 2005, 2004 and 2003 there were 2,777,581, 998,549, and 273,430 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS

2005
Shares	144,325	2,207	146,532
Amount	$1.38	$(.02)	$1.36
2004
Shares	147,468	2,912	150,380
Amount	$1.15	$(.02)	$1.13
2003
Shares	152,165	2,986	155,151
Amount	$1.50	$(.03)	$1.47

Segment reporting.  The Company has one reportable operating segment.  The Company’s operations include only activities related to off-price retailing in stores throughout the United States and, therefore, comprise only one segment.

Comprehensive income.  Comprehensive income consists of net earnings and other comprehensive income, principally unrealized investment gains and losses.

Derivative instruments and hedging activities.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value.  The Company had no derivative instruments as of January 28, 2006 or January 29, 2005.

New accounting pronouncements.  In November 2004, the FASB issued the revised SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s operating results or financial position.

In December 2004, the FASB issued the revised SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires recognition of stock-based compensation expense in the consolidated financial statements over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company will implement the requirements of the standard as of the beginning of its fiscal year 2006.

The Company will use the modified prospective approach for adoption of SFAS No. 123(R).  Under this approach, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) will apply to new awards granted in fiscal year 2006 and later and to awards that are outstanding from prior fiscal years if they are subsequently modified or canceled.  These awards will be valued using the Black-Scholes option pricing model, consistent with prior pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for the previously reported pro forma disclosure purposes.  For awards granted after the adoption date, the Company will recognize expense on a straight-line basis over the applicable vesting term.  The Company does not believe that the impact from adopting this standard will be materially different from what has been reported in prior pro forma disclosures, and expects the effect to represent compensation costs equivalent to about $.06 per share for fiscal 2006.  The stock-based compensation the Company will recognize after the adoption of SFAS No. 123(R) will be affected by the number of stock-based awards granted in the future and the assumptions used for estimating the fair values of options.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154, which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, will have a material impact on the consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period.  The FSP requires that rental costs incurred during a construction period be expensed, not capitalized.  The statement is effective for the first reporting period beginning after December 15, 2005.  The Company will adopt FSP 13-1 beginning in its fiscal year 2006 and does not believe that adoption of this standard will have a material impact on the Company’s operating results or financial position.

Note B: Investments

The Company’s investment securities consist of available-for-sale securities which are stated at cost or par value which approximates fair value.  The amortized cost and fair value of the Company’s available-for-sale securities are as follows as of January 28, 2006:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short- term	Long- term

Municipal securities	$12,650	$—	$—	$12,650	$12,650	$—
Corporate bonds	6,546	2	—	6,548	—	6,548
U.S. Government and agency securities	1,952	9	—	1,961	—	1,961
Asset-backed securities	1,166	2	—	1,168	113	1,055
Mortgage-backed securities	1,631	7	—	1,638	—	1,638

Total	$23,945	$20	$—	$23,965	$12,763	$11,202

The maturities of debt securities at January 28, 2006 were as follows:

($000)	Cost basis	Estimated fair value

Maturing in one year or less	$12,763	$12,763
Maturing after one year through five years	7,297	7,310
Maturing after five years through ten years	3,078	3,084
Maturing after ten years	807	808

Total	$23,945	$23,965

Note C:  Debt

Bank credit facilities.   In 2004, the Company entered into a $600 million revolving credit facility with its banks, which contains a $200 million sublimit for issuances of standby letters of credit of which $138.3 million was available at January 28, 2006.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points) and is payable upon borrowing maturity but no less than quarterly.  Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios.  The Company has had no borrowings under this facility.  This revolving credit facility expires in March 2009.

Term debt.  The Company had $50 million of term debt classified as short-term as of January 28, 2006, which was classified as long-term at January 29, 2005.  In March 2006, the Company paid the $50 million term debt in full.  The weighted average interest rates on borrowings during 2005 and 2004 were 5.1% and 3.1%, respectively.  In 2002, the Company entered into this $50 million senior unsecured term loan agreement to finance the equipment and information systems for its Perris, California distribution center.  Interest was payable no less than monthly at the bank’s applicable prime rate or at LIBOR plus an applicable margin (175 basis points) which resulted in an effective interest rate of 6.3% at January 28, 2006.  Borrowings under this term loan were subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios.

Letters of credit.  The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability programs.  The Company had $61.7 million and $65.8 million in standby letters of credit and $16.5 million and $17.0 million in trade letters of credit outstanding at January 28, 2006 and January 29, 2005, respectively.

Note D:  Leases

The Company leases substantially all of its store sites, selected computer and related equipment, and certain distribution center equipment under operating leases with original, non-cancelable terms that in general range from three to ten years, expiring through 2017.  Store leases typically contain provisions for three to four renewal options of five years each.  Most store leases also provide for minimum annual rentals and for payment of certain expenses.  In addition, some store leases also have provisions for additional rent based on a percentage of sales.

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems.  These leases are accounted for as operating leases for financial reporting purposes.  The initial terms of these leases are two years and the Company typically has options to renew the leases for two to three one-year periods.  Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term.  The Company’s obligation under the residual value guarantee at the end of the respective initial lease terms is $12.6 million.

The Company leases a 1.3 million square foot distribution center in Fort Mill, South Carolina. This distribution center, including equipment and systems, is being financed under an $87.3 million five-year synthetic lease facility that expires in May 2006.  Rent expense on this center is payable monthly at 90 basis points over LIBOR on the lease balance of $87.3 million.  At the end of the lease term, the Company must refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  The Company has agreed under a residual value guarantee to pay the lessor up to 85% of the lease balance.  The Company’s obligation under this residual value guarantee is $74.2 million.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $1.8 million for the POS lease.  These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other,” respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets.

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

The synthetic lease facilities described above, as well as the Company’s term debt and revolving credit facility, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios.  As of January 28, 2006, the Company was in compliance with these covenants.

In January 2004, the Company commenced its lease on its corporate headquarters in Pleasanton, California.  The lease has an initial term of 10.5 years with three five-year renewal options.

In October 2004, the Company entered into a lease arrangement to use a portion of the Newark Facility to support distribution activities for dd’s DISCOUNTS for an initial lease term of two years with three one-year renewal options, a minor part of its remaining useful life.

The aggregate future minimum annual lease payments under leases in effect at January 28, 2006 are as follows:

($000)	Operating leases	Synthetic leases	Residual value guarantee	Total leases

2006	$245,362	$10,069	$85,022	$340,453
2007	230,720	4,895	1,844	237,459
2008	209,911	4,091	—	214,002
2009	183,994	4,091	—	188,085
2010	158,633	4,091	—	162,724
Thereafter	410,928	10,227	56,000	477,155

Total	$1,439,548	$37,464	$142,866	$1,619,878

Total rent expense for all leases is as follows:

($000)	2005	2004	2003

Minimum and percentage rentals	$246,214	$216,163	$186,240

Note E:  Taxes on Earnings

The provision for taxes consists of the following:

($000)	2005	2004	2003

CURRENT
Federal	$112,040	$67,763	$96,606
State	19,260	13,219	17,898

	131,300	80,982	114,504
DEFERRED
Federal	(1,433)	23,982	27,946
State	(1,157)	4,119	3,661

	(2,590)	28,101	31,607

Total	$128,710	$109,083	$146,111

In 2005, 2004 and 2003, the Company realized tax benefits of $21.9 million, $14.8 million and $15.1 million, respectively, related to employee equity programs that were credited to additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate.  The differences are reconciled as follows:

	2005	2004	2003

Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit) and other, net	4%	4%	4%

	39%	39%	39%

The components of the net deferred tax liabilities at January 28, 2006 and January 29, 2005 are as follows:

($000)	2005	2004

Deferred Tax Assets
Deferred compensation	$28,326	$27,604
Deferred rent	7,781	7,375
Employee benefits	5,422	4,457
Accrued liabilities	15,111	11,025
California franchise taxes	2,765	1,889
All other	7,737	7,702

	67,142	60,052
Deferred Tax Liabilities
Depreciation	(115,507)	(111,403)
Merchandise inventory	(25,666)	(25,566)
Supplies	(4,596)	(3,790)
Prepaid expenses	(3,244)	(2,811)
All other	1,228	285

	(147,785)	(143,285)

Net Deferred Tax Liabilities	$(80,643)	$(83,233)

Note F:  Employee Benefit Plans

The Company has available to certain employees a defined contribution plan.  Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code.  This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code.  The Company matches up to 4% of the employee’s salary up to the plan limits.  Company matching contributions to the 401(k) plan were $5.1 million, $4.6 million and $4.5 million in 2005, 2004 and 2003, respectively.

The Company also has in place an Incentive Compensation Plan, which provides cash awards to key management employees based on the Company’s and the individual’s performance. The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan.  This plan does not qualify under Section 401(k) of the Internal Revenue Code.  Other long-term assets include $43.4 million and $42.8 million at January 28, 2006 and January 29, 2005, respectively, of long-term investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan.  Plan investments are designated by the participants, and investment returns are not guaranteed by the Company.

Note G:  Stockholders’ Equity

Preferred stock.  The Company has four million shares of preferred stock authorized, with a par value of $.01 per share.  No preferred stock has been issued or outstanding during the past three years.

Common stock.  In January 2004, the Company’s Board of Directors authorized a stock repurchase program of up to $350 million for 2004 and 2005.  The Company repurchased 6.4 million and 6.5 million shares of common stock for aggregate purchase prices of approximately $175 million and $175 million in 2005 and 2004, respectively.  The Company repurchased a total of $150 million of common stock each year during 2003 and 2002 under a prior program.  In November 2005, the Company announced that the Board of Directors authorized a new two-year stock repurchase program of up to $400 million for 2006 and 2007.

The following table summarizes the Company’s stock repurchase activity:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)

2005	6.4	$27.26	$175.0
2004	6.5	$26.77	$175.0
2003	6.9	$21.89	$150.0

Dividends.  In January 2006, a quarterly cash dividend payment of $.06 per common share was declared by the Company’s Board of Directors, payable on or about March 31, 2006.  The Board of Directors declared quarterly cash dividends of $.06 per common share in November 2005, $.05 per common share in January, May and August 2005, and cash dividends of $.0425 per common share in January, May, August and November 2004.

2004 Equity Incentive Plan.   On May 20, 2004, the Company’s stockholders approved the adoption of a new Equity Incentive Plan (the “2004 Plan”) with an initial share reserve of 15.0 million shares, of which up to 5.0 million shares can be issued as full value or restricted stock awards.  The 2004 Plan replaced four prior stock plans (the “Prior Plans”) in which there were 9.2 million shares subject to unexercised, non-qualified stock options and 3.1 million shares of restricted stock outstanding that remained subject to vesting restrictions.  As a result, the number of shares authorized for issuance under the 2004 Plan may be increased by up to an additional 12.3 million shares from: (1) shares subject to options or other awards outstanding as of May 20, 2004 which subsequently expire without having been exercised or settled in full, (2) shares acquired under the Prior Plans which are forfeited on or after May 20, 2004, and (3) shares withheld or reacquired by the Company on or after May 20, 2004 in satisfaction of Prior Plan tax withholding obligations.

The 2004 Plan provides for incentive awards that include the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units and deferred stock units.  The 2004 Plan also provides for the automatic grant of stock options at pre-established times at predetermined value to each non-employee director.  Under the 2004 Plan, stock options are granted at prices not less than the fair market value of the common shares on the date the option is granted, expire ten years from the date of grant and normally vest over a period not exceeding four years from the date of grant.

As of January 28, 2006, there were 12.1 million shares that remained available for grant under the 2004 Plan.  A summary of the stock option activity under the 2004 Plan and Prior Plans for 2005, 2004 and 2003 is presented below.

(000, except per share data)	Number of shares	Weighted average exercise price

Outstanding at February 1, 2003	11,298	$11.96
Granted	2,092	$22.05
Exercised	(2,415)	$10.12
Forfeited	(422)	$16.32

Outstanding at January 31, 2004	10,553	$14.22
Granted	1,446	$27.77
Exercised	(1,730)	$10.87
Forfeited	(358)	$20.75

Outstanding at January 29, 2005	9,911	$16.54
Granted	2,324	$28.17
Exercised	(3,165)	$13.06
Forfeited	(405)	$25.60

Outstanding at January 28, 2006	8,665	$20.51

At the end of 2005, 2004 and 2003, the Company had outstanding options to purchase approximately 4.6 million, 5.6 million and 5.0 million shares of common stock exercisable at weighted average exercise prices of $15.58, $12.01 and $10.25 per share, respectively.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 28, 2006 (number of shares in thousands):

	Options outstanding			Options exercisable

Exercise price range	Number of shares	Remaining life	Exercise price	Number of shares	Exercise price

$ 3.39 to $ 11.03	2,295	3.40	$9.83	2,295	$9.83
$ 11.06 to $ 19.31	1,957	6.48	$18.02	1,253	$17.38
$ 19.35 to $ 27.78	1,832	8.30	$24.83	667	$23.61
$ 27.79 to $ 28.69	1,937	8.96	$28.51	238	$28.38
$ 28.71 to $ 32.85	644	8.43	$29.70	177	$29.76

Totals	8,665	6.75	$20.51	4,630	$15.58

During 2005, 2004 and 2003, restricted stock awards totaling 892,000, 476,000 and 684,000 shares, respectively, were issued under the 2004 Plan and the Prior Plans, and 200,000, 55,000 and 57,000 shares were forfeited during each respective year.  The market value of these shares at the date of grant is amortized to expense ratably over the vesting period of generally two to four years.  The unamortized compensation expense at January 28, 2006 and January 29, 2005 was $29.4 million and $25.3 million, respectively. During 2005, 2004 and 2003, shares withheld for tax withholding totaled 233,300, 306,400 and 166,500 shares, respectively, and are considered treasury shares which are available for reissuance.  As of January 28, 2006 and January 29, 2005, total shares subject to repurchase related to unvested restricted stock were 2.2 million and 2.6 million shares respectively.  A total of 3,846,000, 4,740,000 and 3,649,000 shares were available for new restricted stock awards under the 2004 Plan and the Prior Plans at the end of fiscal 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan.  Under the Employee Stock Purchase Plan, eligible full-time employees participating in the annual offering period can choose to have up to the lesser of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock.  The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price.  During 2005, 2004 and 2003, employees purchased approximately 190,000, 198,000 and 205,000 shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $23.59, $22.23 and $18.37, respectively.  Through January 28, 2006, approximately 8,342,000 shares had been issued under this plan and 1,658,000 shares remained available for future issuance.

Note H:  Related Party Transactions

In 2000 the Company made an interest-free relocation loan of $2.5 million to an executive officer, secured by a deed of trust on his principal residence.  In February 2005, the executive officer resigned from the Company.  All outstanding principal under the loan was repaid in June 2005.

The Company maintains consulting and benefits agreements with its Chairman of the Board under which the Company currently pays an annual consulting fee of $1.1 million in monthly installments through January 2009.  These agreements also provide for administrative support and health and other benefits for the individual and his dependents.

The Company also maintains a consulting agreement with its Chairman Emeritus under which it pays an annual consulting fee of $100,000 through March 2008 and provides administrative support and health benefits for the individual and his spouse.

The Chairman Emeritus is also the Chairman Emeritus of The Gymboree Corporation, to which the Company paid $0.1 million, $1.6 million and $4.0 million for children’s apparel purchases at fair market value in 2005, 2004 and 2003, respectively.

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

Note J: Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for 2005 and 2004 is presented in the tables below.

Year ended January 28, 2006:

($000, except per share data)	Quarter ended April 30, 2005	Quarter ended July 30, 2005	Quarter ended October 29, 2005	Quarter ended January 28, 2006

Sales	$1,123,937	$1,171,862	$1,236,892	$1,411,488
Cost of goods sold	859,316	916,214	976,323	1,080,443
Selling, general and administrative	182,736	186,604	201,304	215,795
Interest (income) expense, net	(298)	(580)	(461)	(1,559)

Total costs and expenses	1,041,754	1,102,238	1,177,166	1,294,679

Earnings before taxes	82,183	69,624	59,726	116,809
Provision for taxes on earnings	32,133	27,345	23,401	45,831

Net earnings	$50,050	$42,279	$36,325	$70,978

Earnings per share – basic	$.34	$.29	$.25	$.50
Earnings per share – diluted	$.34	$.29	$.25	$.49
Dividends declared per share on common stock	$—	$.0500	$.0500	$.1200	[1]
Closing stock price[2]
High	$30.41	$29.87	$26.94	$30.50
Low	$26.72	$25.42	$22.71	$25.04

[1] Includes $.06 per share dividend declared in November 2005 and $.06 per share dividend declared in January 2006.
[2] Ross Stores, Inc. common stock trades on The NASDAQ Stock Market® under the symbol ROST.

Year ended January 29, 2005:

($000, except per share data)	Quarter ended May 1, 2004	Quarter ended July 31, 2004	Quarter ended October 30, 2004	Quarter ended January 29, 2005

Sales	$991,892	$1,008,600	$1,027,744	$1,211,754
Cost of goods sold	751,166	773,716	805,126	949,869
Selling, general and administrative	161,496	163,651	162,481	176,767
Impairment of long-lived assets	—	18,000	(2,182)	—
Interest expense (income), net	170	336	391	18

Total costs and expenses	912,832	955,703	965,816	1,126,654

Earnings before taxes	79,060	52,897	61,928	85,100
Provision for taxes on earnings	30,913	20,683	24,213	33,274

Net earnings	$48,147	$32,214	$37,715	$51,826

Earnings per share – basic	$.32	$.22	$.26	$.36
Earnings per share – diluted	$.31	$.21	$.25	$.35
Dividends declared per share on common stock	$—	$.0425	$.0425	$.0925	[3]
Closing stock price[2]
High	$32.86	$31.32	$26.32	$29.92
Low	$27.79	$22.32	$20.95	$25.83

[2] Ross Stores, Inc. common stock trades on The NASDAQ Stock Market under the symbol ROST.
[3] Includes $.0425 per share dividend declared in November 2004 and $.05 per share dividend declared in January 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2006.  We also have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2006 and January 29, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
April 4, 2006

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 18, 2006 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information regarding the designation of the Audit Committee financial expert is incorporated by reference in the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors.”

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

Equity compensation plan information.   The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 28, 2006:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a)) [1]

Equity compensation plans approved by security holders	6,473	[2]	$20.82	13,774	[3]
Equity compensation plans not approved by security holders[4]	2,192		$19.57	—

Total	8,665		$20.51	13,774

[1]

Upon approval by stockholders of the 2004 Equity Incentive Plan in May 2004, any shares remaining available for grant in the share reserves of the 1992 Stock Option Plan, the 2000 Equity Plan, the 1991 Outside Directors Stock Option Plan and the 1988 Restricted Stock Plan were automatically canceled.

[2]	Represents shares reserved for options granted under the prior 1992 Stock Option Plan, the prior 1991 Outside Directors Stock Option Plan, and the 2004 Equity Incentive Plan.
[3]	Includes 1,658,000 shares reserved for issuance under the Employee Stock Purchase Plan and 12,116,000 shares reserved for issuance under the 2004 Equity Incentive Plan.
[4]	Represents shares reserved for options granted under the prior 2000 Equity Incentive Plan, which was approved by the Company’s Board of Directors in March 2000.

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

Information concerning principal accountant fees and services will appear in the Proxy Statement in the Board of Directors Audit Committee Report under the caption “Summary of Audit, Audit-Related, Tax and All Other Fees.”  Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

	1.	List of Consolidated Financial Statements.

The following consolidated financial statements are included herein under Item 8:

Consolidated Statements of Earnings for the years ended January 28, 2006, January 29, 2005, and January 31, 2004.

Consolidated Balance Sheets at January 28, 2006 and January 29, 2005.

Consolidated Statements of Stockholders’ Equity for the years ended January 28, 2006, January 29, 2005 and January 31, 2004.

Consolidated Statements of Cash Flows for the years ended January 28, 2006, January 29, 2005 and January 31, 2004.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

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

ROSS STORES, INC.

(Registrant)

Date: April 12, 2006	By:	/s/ Michael Balmuth
Michael Balmuth
Vice Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Balmuth	Vice Chairman, President and	April 12, 2006
Michael Balmuth	Chief Executive Officer, Director

/s/ J. Call	Senior Vice President,	April 12, 2006
John G. Call	Chief Financial Officer,
Principal Accounting Officer
and Corporate Secretary

/s/ Norman A. Ferber	Chairman of the Board, Director	April 12, 2006
Norman A. Ferber

/s/ K. Gunnar Bjorklund	Director	April 12, 2006
K. Gunnar Bjorklund

/s/ Michael J. Bush	Director	April 12, 2006
Michael J. Bush

/s/ Sharon D. Garrett	Director	April 12, 2006
Sharon D. Garrett

/s/ Stuart G. Moldaw	Chairman Emeritus	April 12, 2006
Stuart G. Moldaw	and Director

/s/ G. Orban	Director	April 12, 2006
George P. Orban

/s/ Donald H. Seiler	Director	April 12, 2006
Donald H. Seiler

INDEX TO EXHIBITS

Exhibit Number	Exhibit

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

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.3 - 10.34)

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

10.12	Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores for its year ended January 29, 2000.

10.13

First Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan, effective May 17, 2005, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 2005.

10.14

Form of Stock Option Agreement for Non-Employee Directors for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 2005.

10.15

Form of Indemnity Agreement between Ross Stores, Inc. and Executive Officers, incorporated by reference to Exhibit 10.27 to the Form 10-K filed by Ross Stores for its fiscal year ended February 2, 2002.

10.16

Independent Contractor Consultancy Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.41 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 2000.

10.17

Amendment to Independent Contractor Consultancy Agreement dated January 10, 2001 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores for its fiscal year ended February 3, 2001.

10.18

Amendment #2 to the Independent Contractor Consultancy Agreement dated January 7, 2002 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores for its fiscal year ended February 2, 2002.

10.19

Retirement Benefit Package Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.42 to the Form 10-Q filed by Ross Stores for its quarter ended April 29, 2000.

10.20

Third Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2003 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 of the Form 10-K filed by Ross Stores for its fiscal year ended February 1, 2003.

10.21

Fourth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2004 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2005.

10.22

Fifth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2005 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.20 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2005.

10.23

Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended August 4, 2001.

10.24

First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 3, 2003.

10.25

Second Amendment to the Employment Agreement effective May 18, 2005 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 2005.

10.26

Consulting Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective as of April 1, 2002 through March 31, 2005, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended May 4, 2002.

10.27

Amendment to 2002 Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective August 21, 2003, incorporated by reference to Exhibit 10.31 to the Form 10-Q filed by Ross Stores for its quarter ended November 1, 2003.

10.28

Second Amendment to Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective April 1, 2005, incorporated by reference to Exhibit 10.38 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2005.

10.29	Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 15, 2004.

10.30

Form of Stock Option Agreement for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

10.31

Form of Restricted Stock Agreement for stock awards granted pursuant to the Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

10.32

Form of Executive Employment Agreement between Ross Stores, Inc. and Executive Vice Presidents or Senior Vice Presidents, incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2005.

10.33

Employment Agreement effective January 3, 2005 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.36 to the Form 10-K filed by Ross Stores for its fiscal year ended January 29, 2005.

10.34

First Amendment to the Employment Agreement effective October 1, 2005 between Lisa Panattoni and Ross Stores, Inc. incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended October 29, 2005.

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