Form 10-Q
period 2006-04-29
ROSS STORES INC
filed 2006-06-07
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on May 18, 2006 was 142,872,573.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended

($000, except per share data, unaudited)	April 29, 2006	April 30, 2005

Sales	$1,291,676	$1,123,937
Costs and expenses
Cost of goods sold	988,836	864,999
Selling, general and administrative	207,167	177,053
Interest (income) expense, net	(1,884)	(298)

Total costs and expenses	1,194,119	1,041,754
Earnings before taxes	97,557	82,183
Provision for taxes on earnings	38,340	32,133

Net earnings	$59,217	$50,050

Earnings per share
Basic	$.42	$.34
Diluted	$.41	$.34
Weighted average shares outstanding (000)
Basic	141,710	146,007
Diluted	144,193	148,464
Dividends per share
Cash dividends declared per share	$.00	$.00

Stores open at end of period	746	673

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	April 29, 2006	January 28, 2006	April 30, 2005

	(Note A)
Assets
Current assets
Cash and cash equivalents	$145,230	$191,767	$144,381
Short-term investments	43,072	12,763	84,350
Accounts receivable	36,035	29,122	35,277
Merchandise inventory	979,995	938,091	964,694
Prepaid expenses and other	43,064	37,090	38,098
Deferred income taxes	20,014	20,014	8,968

Total current assets	1,267,410	1,228,847	1,275,768
Property and equipment
Land and buildings	75,408	74,298	28,593
Fixtures and equipment	756,054	740,540	653,048
Leasehold improvements	376,315	376,411	348,140
Construction-in-progress	19,631	21,266	28,812

	1,227,408	1,212,515	1,058,593
Less accumulated depreciation and amortization	594,183	572,663	508,012

Property and equipment, net	633,225	639,852	550,581
Other long-term assets	58,902	58,837	54,080
Long-term investments	14,100	11,202	—

Total assets	$1,973,637	$1,938,738	$1,880,429

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$546,329	$474,614	$554,934
Accrued expenses and other	183,950	200,723	157,800
Accrued payroll and benefits	121,985	128,060	96,629
Income taxes payable	38,223	25,586	4,773
Short-term debt	—	50,000	—

Total current liabilities	890,487	878,983	814,136
Long-term debt	—	—	50,000
Other long-term liabilities	123,600	122,926	114,381
Deferred income taxes	98,828	100,657	94,510
Commitments and contingencies
Stockholders’ equity
Common stock	1,437	1,448	1,481
Additional paid-in capital	505,372	522,566	503,122
Treasury stock	(20,434)	(18,244)	(17,451)
Deferred compensation	—	(29,375)	(42,147)
Accumulated other comprehensive income	(181)	20	—
Retained earnings	374,528	359,757	362,397

Total stockholders’ equity	860,722	836,172	807,402

Total liabilities and stockholders’ equity	$1,973,637	$1,938,738	$1,880,429

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended

($000, unaudited)	April 29, 2006	April 30, 2005

Cash Flows from Operating Activities
Net earnings	$59,217	$50,050
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,261	22,092
Deferred income taxes	(1,270)	2,309
Stock-based compensation	6,905	3,961
Tax benefit from equity issuance	5,088	13,708
Excess tax benefits from stock-based compensation	(2,547)	—
Change in assets and liabilities:
Merchandise inventory	(41,904)	(111,582)
Other current assets, net	(12,887)	4,535
Accounts payable	80,355	110,408
Other current liabilities	(12,754)	(498)
Other long-term, net	1,001	263

Net cash provided by operating activities	105,465	95,246

Cash Flows Used in Investing Activities
Additions to property and equipment	(18,024)	(16,025)
Purchase of investments, net	(33,408)	(16,950)

Net cash used in investing activities	(51,432)	(32,975)

Cash Flows Used in Financing Activities
Repayment of term debt	(50,000)	—
Issuance of common stock related to stock plans	6,577	22,630
Excess tax benefits from stock-based compensation	2,547	—
Treasury stock purchased	(2,190)	(5,833)
Repurchase of common stock	(48,882)	(42,637)
Dividends paid	(8,622)	(7,381)

Net cash used in financing activities	(100,570)	(33,221)

Net (decrease) increase in cash and cash equivalents	(46,537)	29,050
Cash and cash equivalents:
Beginning of period	191,767	115,331

End of period	$145,230	$144,381

Non-Cash Investing Activities
Straight-line rent capitalization in build-out period	$—	$611
Change in fair value of investment securities	$(201)	$—

See notes to condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

Three Months Ended April 29, 2006 and April 30, 2005
(Unaudited)

Note A:  Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments except as described below) necessary to present fairly the Company’s financial position as of April 29, 2006 and April 30, 2005; and the results of operations and cash flows for the three months ended April 29, 2006 and April 30, 2005.  The Condensed Consolidated Balance Sheet as of January 28, 2006, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 28, 2006.  Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006.

The results of operations for the three-month periods herein presented are not necessarily indicative of the results to be expected for the full year.

Stock-based compensation.  Effective in fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected to adopt the standard using the modified prospective transition method.  SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This new accounting standard requires recognition of compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period.  Prior periods were not revised for comparative purposes.

Reclassifications.  Certain reclassifications have been made in the 2005 condensed consolidated financial statements to conform to the current presentation.  In prior periods, stock-based compensation expense and incentive compensation expense were included in Selling, general and administrative expenses.  In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on implementation of SFAS No. 123(R), all compensation-related expenses should be recorded in a manner similar to other employee payroll costs.  Therefore, for prior periods, the Company has reclassified the portion of stock-based compensation and incentive compensation that relates to personnel in the merchandising and distribution organizations from Selling, general and administrative expense to Cost of goods sold.  Beginning in fiscal year 2006, the portion of stock option and employee stock purchase plan (“ESPP”) expenses included in stock-based compensation expense for personnel in the merchandising and distribution organizations is included in Cost of goods sold.

Under the provisions of SFAS No. 123(R), deferred compensation previously reported as a contra-equity amount and representing the amount of unamortized restricted stock is no longer reported separately.  Accordingly, Deferred compensation in the Condensed Consolidated Balance Sheet as of April 29, 2006 was reclassified to Additional paid-in capital.  In addition, amortization of deferred compensation related to restricted stock is now reported as Stock-based compensation in the Condensed Consolidated Statements of Cash Flows, rather than as Depreciation and amortization.

See Note B for more information on the Company’s stock-based compensation plans and implementation of SFAS No. 123(R).

Lease accounting.  The Company has adopted FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires that rental costs incurred during a construction period be expensed, not capitalized, beginning in the first quarter of 2006.  Implementation of this new standard did not have a significant impact on the Company’s financial results for the quarter ended April 29, 2006.  When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, the Company records rental expense on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent.  The Company amortizes deferred rent on a straight-line basis over the lease term commencing on the date the leased space is ready for its intended use.  Tenant improvement allowances are included in Other long-term liabilities and are amortized over the lease term.  Changes in tenant improvement allowances are included as a component of Operating activities in the Condensed Consolidated Statements of Cash Flows.

Provision for litigation expense and other legal proceedings.  The Company is party to various legal proceedings arising in the normal course of business.  Actions filed against the Company include commercial, customer, and labor and employment-related claims, including lawsuits in which plaintiffs allege that the Company violated state and/or federal wage and hour and related laws.  Actions against the Company are in various procedural stages.  Many of these proceedings raise factual and legal issues and are subject to uncertainties.  In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Note B:  Stock-Based Compensation

Stock options and restricted stock.  The Company has one equity incentive compensation plan, the 2004 Equity Incentive Plan (the “2004 Plan”).  The 2004 Plan provides for various types of incentive awards, which may potentially include the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock purchase rights, restricted stock shares, restricted stock units, performance shares, performance units and deferred stock units.  The 2004 Plan also provides for the automatic grant of stock options to each non-employee director at pre-established times and at a predetermined value.  To date, the Company has granted stock options and restricted stock shares under the 2004 Plan.  Under the 2004 Plan, stock options are granted at exercise prices not less than the fair market value on the date the option is granted, expire not more than ten years from the date of grant, and normally vest over a period not exceeding four years from the date of grant.  The Company grants restricted shares to officers and key employees.  The fair value of these shares at the date of grant is amortized as an expense on a straight-line basis over the vesting period of generally two to four years.

Employee Stock Purchase Plan.  Under the ESPP, eligible full-time employees participating in the offering period can choose to have up to the lesser of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock.  The purchase price of the stock is the lower of 85% of the market price at the beginning of the offering period, or end of the offering period.

Stock-based compensation.  The Company adopted the provisions of SFAS No. 123(R) on January 29, 2006, the beginning of its 2006 fiscal year using the modified prospective method.  Under SFAS No. 123(R), compensation expense is recognized based on the grant date fair value of stock-based compensation awards granted in fiscal 2006 and later, and based on the unvested portion of awards that were outstanding as of January 28, 2006 from prior year grants.  Stock-based awards are valued using the Black-Scholes option pricing model, consistent with the Company’s prior pro forma disclosures under SFAS No. 123.  Compensation expense for unvested awards outstanding at the effective date is recognized over the remaining vesting period using the compensation cost calculated for the previously reported pro forma disclosure purposes.  For awards granted after the adoption date, the Company recognizes expense based on the fair value of the award on a straight-line basis over the applicable vesting term.

For the quarter ended April 29, 2006, the Company recognized approximately $6.9 million in total stock-based compensation expense, including approximately $3.5 million of stock option and ESPP related expenses and approximately $3.4 million for restricted stock.  For the quarter ended April 30, 2005, the Company recognized approximately $4.0 million of expense related to restricted stock.  Capitalized stock-based compensation cost was not significant.

The determination of the fair value of stock options and ESPP shares, using the Black-Scholes model, is affected by the Company’s stock price as well as assumptions as to the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate, and expected dividends.

The Company estimates the expected term of options granted taking into account historical and expected future exercise, cancellation and forfeiture behavior.  The Company estimates the volatility of the common stock by using historical volatility results over a period equal to the award’s expected term.  The risk-free interest rates that are used in the valuation models are based upon yields of U.S. Treasury issues with remaining terms similar to the expected term on the options.  Dividend yield has been estimated based on the Company’s expectation of future dividend payouts.

SFAS No. 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  Previously, the Company had recognized the impact of forfeitures as they occurred.  Now, the Company uses historical data to estimate pre-vesting forfeitures to recognize stock-based compensation expense.  All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

The fair value of the stock options and ESPP rights were estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended

Stock Options	April 29, 2006	April 30, 2005

Expected life from grant date (years)	4.3	3.4
Expected volatility	32.9%	33.8%
Risk-free interest rate	4.5%	3.7%
Dividend yield	0.8%	0.7%

	Three Months Ended

Employee Stock Purchase Plan	April 29, 2006	April 30, 2005

Expected life from grant date (years)	1.0	1.0
Expected volatility	26.0%	31.1%
Risk-free interest rate	4.5%	2.9%
Dividend yield	0.8%	0.7%

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the quarters ended April 29, 2006 and April 30, 2005 is as follows (in $000):

	Three Months Ended

Statements of Earnings Classification	April 29, 2006	April 30, 2005

Cost of goods sold	$2,953	$1,897
Selling, general and administrative	3,952	2,064

Total	$6,905	$3,961

Prior to fiscal 2006, the Company had accounted for share-based compensation costs in accordance with APB No. 25, as permitted by SFAS No. 123.  Had compensation costs for the Company’s equity plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share for the quarter ended April 30, 2005 would have been reduced to the pro forma amounts indicated below:

($000, except per share data)		April 30, 2005

Net earnings	As reported	$50,050
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		2,412
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(5,491)

Net earnings	Pro forma	$46,971

Basic earnings per share	As reported	$.34
	Pro forma	$.32
Diluted earnings per share	As reported	$.34
	Pro forma	$.32

The weighted average fair values per share of stock options granted for the three-month periods ended April 29, 2006 and April 30, 2005, were $8.70 and $7.84, respectively.  The weighted average fair values per share of employee stock purchase awards for the three-month periods ended April 29, 2006 and April 30, 2005, were $8.50 and $7.68, respectively.

Stock option activity.  The following table summarizes stock option activity for the three months ended April 29, 2006:

	Number of shares (in thousands)	Weighted average exercise price

Outstanding at January 28, 2006	8,665	$20.51
Granted	628	27.92
Exercised	(426)	15.38
Forfeited	(114)	26.89

Outstanding at April 29, 2006	8,753	$21.20

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of April 29, 2006 (number of shares in thousands):

	Options outstanding			Options exercisable

Exercise price range	Number of shares	Remaining life	Exercise price	Number of shares	Exercise price

$ 4.27 to $ 11.03	2,162	3.19	$9.96	2,162	$9.96
11.06 to 19.98	1,766	6.23	18.04	1,241	17.55
20.05 to 27.81	2,224	8.54	25.76	701	24.37
27.84 to 28.69	1,937	8.73	28.51	320	28.39
$ 28.71 to $ 32.85	664	8.30	29.67	222	29.81

Totals	8,753	6.78	$21.20	4,646	$16.38

The aggregate intrinsic value of options outstanding and options exercisable as of April 29, 2006 was $71.1 million and $60.2 million, respectively.

Restricted stock activity.  During the quarter ended April 29, 2006, restricted stock awards totaling 228,000 shares were issued and 16,000 shares were forfeited during the period.  The unamortized compensation expense at April 29, 2006 was $31.8 million.  During the period, shares withheld for tax withholding totaled 78,000 shares, and are considered treasury shares which are available for reissuance.  As of April 29, 2006, total shares subject to repurchase related to unvested restricted stock were 2.2 million shares.  A total of 3.6 million shares were available for new restricted stock awards under the 2004 Plan at the end of the period.

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

For the three months ended April 29, 2006 and April 30, 2005, there were approximately 3,164,400 and 1,595,400 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

Three months ended	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

April 29, 2006
Shares	141,710	2,483	144,193
Amount	$.42	$(.01)	$.41
April 30, 2005
Shares	146,007	2,457	148,464
Amount	$.34	$.00	$.34

Note D: Debt

In March 2006, the Company repaid its $50.0 million term debt in full.  The borrowing was made in 2002 to finance the equipment and information systems for the Perris, California distribution center.

Note E:  Recently Issued Accounting Standards

Effective in fiscal 2006, as required, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections,” which requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  Adoption of SFAS No. 154 had no impact on the condensed consolidated financial statements as of April 29, 2006.

Note F: Subsequent Event

In May 2006 the Company exercised its option to purchase the Fort Mill, South Carolina distribution center and paid cash in the amount of $87.3 million to acquire the facility from the lessor.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries as of April 29, 2006 and April 30, 2005 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended April 29, 2006 and April 30, 2005.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ross Stores, Inc. and subsidiaries as of January 28, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 6, 2006

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) below.  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto in our 2005 Form 10-K.  All information is based on our fiscal calendar.

Overview

We are the second largest off-price apparel and home goods retailer in the United States, with 726 Ross Dress for Less® (“Ross”) stores in 27 states and Guam, and 20 dd’s DISCOUNTS® store locations in California at April 29, 2006.  Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices.  dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

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

Results of Operations

Reclassifications.  In prior periods, stock-based compensation expense related to restricted stock grants and incentive compensation expense were included in Selling, general and administrative expenses.  In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” all compensation-related expenses should be recorded in a manner similar to other employee payroll costs.  Therefore, for prior periods, we have reclassified the portion of stock-based compensation and incentive compensation that relates to personnel in the merchandising and distribution organizations from Selling, general and administrative expense to Cost of goods sold.  Beginning in fiscal year 2006, the portion of stock option and employee stock purchase plan (“ESPP”) expenses included in stock-based compensation expense for personnel in the merchandising and distribution organizations is also included in Cost of goods sold.

	Three Months Ended

	April 29, 2006	April 30, 2005

Sales
Sales (millions)	$1,292	$1,124
Sales growth	15%	13%
Comparable store sales growth	6%	3%
Costs and expenses (as a percent of sales)
Cost of goods sold	76.6%	77.0%
Selling, general and administrative	16.0%	15.8%
Interest (income) expense	(0.2)%	0.0%
Earnings before taxes	7.6%	7.3%
Net earnings	4.6%	4.5%

Stores.  Our operating strategy is to open additional stores based on local market penetration, the ability to leverage overhead expenses, local demographic characteristics including population, and competition.  We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations.  We also evaluate our current store locations and determine store closures based on similar criteria.

	Three Months Ended

	April 29, 2006	April 30, 2005

Stores at the beginning of the period	734	649
Stores opened in the period	12	24
Stores closed in the period	—	—

Stores at the end of the period	746	673

Sales.  Sales for the quarter ended April 29, 2006 increased $167.7 million, or 15%, compared to the same period in the prior year due to the impact of the 73 stores opened between April 30, 2005 and April 29, 2006, and a 6% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months).

Our sales mix is shown below for the three-month periods ended April 29, 2006 and April 30, 2005:

	Three Months Ended

	April 29, 2006	April 30, 2005

Ladies	35%	36%
Home accents and bed and bath	20%	20%
Men’s	15%	15%
Fine jewelry, accessories, lingerie and fragrances	11%	11%
Children’s	9%	9%
Shoes	10%	9%

Total	100%	100%

We expect to address the competitive climate for apparel and home goods off-price retailers by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional and local merchandise offerings.  Although our strategies and store expansion program contributed to sales gains for the three-month period ended April 29, 2006, we cannot be sure that they will result in a continuation of revenue or profit growth.

Stock-based compensation.  Effective in fiscal year 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected to adopt the standard using the modified prospective transition method.  This new accounting standard requires recognition of compensation expense based on the grant date fair value of all stock-based awards, typically over the vesting period.  The impact on first quarter results was to decrease earnings before taxes by approximately $3.5 million, and net income by approximately $2.1 million.  Prior periods were not revised for comparative purposes.

See Notes A and B to the Notes to the Condensed Consolidated Financial Statements for more information on our implementation of SFAS No. 123(R) and stock-based compensation plans.

Cost of goods sold.  Cost of goods sold for the quarter ended April 29, 2006 increased $123.8 million compared to the same period in the prior year mainly due to increased sales from the opening of 73 net new stores between April 30, 2005 and April 29, 2006, the impact of the stores opened in 2005, additional stock compensation expenses related to the adoption of SFAS No. 123(R), and increased incentive plan costs.

Cost of goods sold as a percentage of sales for the quarter ended April 29, 2006 decreased approximately 40 basis points compared with the same period in the prior year.  This decrease was mainly driven by an approximate 85 basis point improvement in distribution and logistics costs as a percent of sales, along with 15 basis points in improved buying expenses and 5 basis points of leverage on occupancy costs.  These favorable trends were partially offset by a 40 basis point decline in merchandise margin primarily due to higher shortage provision and about 25 basis points in higher compensation expenses related to adoption of SFAS No. 123(R), and increases in incentive compensation costs.

We cannot be sure that the gross profit margins realized for the three-month period ended April 29, 2006 will continue in the future.

Selling, general and administrative expenses.  For the quarter ended April 29, 2006, Selling, general and administrative expenses increased $30.1 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 73 net new stores between April 30, 2005 and April 29, 2006, in addition to higher incentive plan costs.

Selling, general and administrative expenses as a percentage of sales for the quarter ended April 29, 2006 increased approximately 30 basis points compared to the same period in the prior year.  This increase is primarily due to an approximate 30 basis point increase in compensation expenses related to adoption of SFAS No. 123(R), and increases in incentive compensation costs.

Taxes on earnings.  Our effective tax rate for the three-month periods ended April 29, 2006 and April 30, 2005 was approximately 39%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit received for state taxes.  The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits.  We anticipate that our effective tax rate for fiscal 2006 will be approximately 38% to 40%.

Net earnings.  The increase in net earnings as a percentage of sales for the three months ended April 29, 2006, compared to the same period in the prior year, is primarily due to lower Cost of goods sold and higher interest income, which is partially offset by higher Selling, general and administrative expenses as a percentage of sales.

Earnings per share.  Diluted earnings per share increased to $.41 for the quarter ended April 29, 2006 from $.34 in the prior year period as a result of an increase in net earnings and a decrease in weighted average diluted shares outstanding, which was largely attributable to the acquisition of common stock under the Company’s stock repurchase program.

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

	Three Months Ended

($000)	April 29, 2006	April 30, 2005

Cash flows from operating activities	$105,465	$95,246
Cash flows used in investing activities	(51,432)	(32,975)
Cash flows used in financing activities	(100,570)	(33,221)

Net (decrease) increase in cash and cash equivalents	$(46,537)	$29,050

Operating Activities

Net cash provided by operating activities was $105.5 million and $95.2 million for the three months ended April 29, 2006 and April 30, 2005, respectively.  The primary source of cash from operations for the three months ended April 29, 2006 and April 30, 2005 was net earnings plus non-cash expenses for depreciation and amortization and increased trade credit, partially offset by cash used to finance merchandise inventory.  The increase in cash flows from operations for the three months ended April 29, 2006 is primarily due to a net increase in trade credit financed merchandise inventory.  Working capital (defined as current assets less current liabilities) was $376.9 million as of April 29, 2006, compared to $461.6 million as of April 30, 2005.  Our primary source of liquidity is the sale of our merchandise inventory.  We regularly review the age and condition of the merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the three-month periods ended April 29, 2006 and April 30, 2005, we spent approximately $18.0 million and $16.0 million, respectively, for capital expenditures (excluding leased equipment) for fixtures and leasehold improvements to open new stores, implement information technology systems, install and implement materials handling equipment and related distribution center systems, and various other expenditures related to existing stores, buying offices and corporate offices.  We opened 12 and 24 new stores during the three months ended April 29, 2006 and April 30, 2005, respectively.  In addition, we made net investments of $33.4 million and $17.0 million during the three months ended April 29, 2006 and April 30, 2005, respectively.

We are forecasting approximately $265.0 million in capital expenditures for 2006 to fund fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores.  In addition, these capital expenditures are expected to fund the relocation, or remodel of existing stores, and investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various central office expenditures.  This $265.0 million forecast included $87.3 million related to our purchase in May 2006 of the leased assets at our Fort Mill, South Carolina distribution center.  We funded this purchase of $87.3 million and expect to fund the other 2006 capital expenditures out of cash flows from operations, and existing and potential new bank and credit facilities.

Financing Activities

During the three-month periods ended April 29, 2006 and April 30, 2005, liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit.  Substantially all of our store locations, buying offices, our corporate headquarters, and certain distribution centers are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  We own a distribution center in Carlisle, Pennsylvania and our warehouse in Moreno Valley, California.  In March 2006, we repaid the $50.0 million term debt outstanding as of January 28, 2006 in full.  In May 2006, after the end of the first fiscal quarter of 2006, we exercised our option to purchase our Fort Mill, South Carolina distribution center for $87.3 million.  We are evaluating alternative sources of financing for the $50.0 million term debt and $87.3 million Fort Mill, South Carolina distribution center and we expect to refinance these facilities in fiscal year 2006.

We repurchased 1.7 million and 1.5 million shares of common stock for an aggregate purchase price of approximately $48.9 million and $42.6 million during the three-month periods ended April 29, 2006 and April 30, 2005, respectively, under our previously announced stock repurchase programs.  These repurchases were funded by cash flows from operations.

Short-term trade credit represents a significant source of financing for investments in merchandise inventory.  Trade credit arises from customary payment terms and trade practices with our vendors.  We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank and credit lines to meet our capital and liquidity requirements, including lease obligations in 2006.

The table below presents our significant contractual payment obligations as of April 29, 2006:

($000) Contractual Obligations	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years	Total

Term debt	$—	$—	$—	$—	$—
Operating leases	246,641	439,543	344,338	431,135	1,461,657
Other financings:
Synthetic leases	95,437	8,752	8,182	9,204	121,575
Other synthetic lease obligations	9,648	2,988	—	56,000	68,636
Purchase obligations	878,325	14,711	2,298	—	895,334

Total contractual obligations	$1,230,051	$465,994	$354,818	$496,339	$2,547,202

Term debt.   In March 2006, we repaid the $50.0 million term debt outstanding as of January 28, 2006 in full.

Off-Balance Sheet Arrangements

Operating leases.  Substantially all of our store sites, certain distribution centers, and our buying offices and corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  We own our distribution center in Carlisle, Pennsylvania and our warehouse in Moreno Valley, California.  In May 2006, after the end of the first fiscal quarter, we exercised our option to purchase our Fort Mill, South Carolina distribution center.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems.  These leases are accounted for as operating leases for financial reporting purposes.  The initial terms of these leases are two years, and we typically have options to renew the leases for two to three one-year periods.  Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term.  We have guaranteed the value of the equipment at the end of the respective initial lease terms of $12.6 million, which is included in Other synthetic lease obligations in the table above.

Other financings.  As of April 29, 2006, we leased a 1.3 million square foot distribution center in Fort Mill, South Carolina. This distribution center, including equipment and systems, was being financed under an $87.3 million five-year synthetic lease facility that expired in May 2006.  Rent expense on this center was payable monthly at 90 basis points over LIBOR on the lease balance of $87.3 million.  We had estimated rent expense on the lease based upon prevailing interest rates (LIBOR plus 90 basis points, which resulted in an effective interest rate of 5.5% at April 29, 2006).  At the end of the lease term, we had the option to either refinance the $87.3 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party.  In May 2006, we exercised our option to purchase this facility.  Our purchase of the distribution center for $87.3 million is included in Synthetic lease obligations in the contractual obligations table above.

We also lease a 1.3 million square foot distribution center in Perris, California.  The land and building for this distribution center is being financed under a $70.0 million ten-year synthetic lease that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70.0 million.  At the end of the lease term, we have the option to either refinance the $70.0 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than $70.0 million, we have agreed under a residual value guarantee to pay the lessor the shortfall below $70.0 million not to exceed $56.0 million.  Our contractual obligation of $56.0 million is included in Other synthetic lease obligations in the above table.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we have recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $1.8 million for the POS lease.  These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in Prepaid expenses and other and Accrued expenses and other, respectively, and the long-term portion of the related assets and liabilities is recorded in Other long-term assets and Other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets.

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

The synthetic lease facilities described above, as well as our revolving credit facility, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on our actual interest coverage ratios.  As of April 29, 2006, we were in compliance with these covenants.

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

Purchase obligations.  As of April 29, 2006 we had purchase obligations of $895.3 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts.  Merchandise inventory purchase orders of $878.3 million represent purchase obligations of less than one year as of April 29, 2006.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at April 29, 2006:

	Amount of Commitment Expiration Per Period

($000) Commercial Credit Commitments	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years	Total amount comitted

Revolving credit facility[1]	$—	$600,000	$—	$—	$600,000

Total commercial commitments	$—	$600,000	$—	$—	$600,000

[1] Contains a $200.0 million sublimit for issuances of letters of credit, of which $62.8 million is outstanding and $137.2 million is available as of April 29, 2006.

Revolving credit facility.  We have available a $600.0 million revolving credit facility with our banks, which contains a $200.0 million sublimit for issuances of standby letters of credit, of which $137.2 million was available at April 29, 2006.  Interest is LIBOR-based plus an applicable margin (currently 75 basis points) and is payable upon borrowing maturity but no less than quarterly.  Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios.  We have had no borrowings under this facility, which expires in March 2009.

Standby letters of credit.  We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims.  We had $62.8 million and $64.0 million in standby letters of credit outstanding at April 29, 2006 and April 30, 2005, respectively.

Trade letters of credit.  We had $21.5 million and $15.5 million in trade letters of credit outstanding at April 29, 2006 and April 30, 2005, respectively.

Dividends.  In May 2006, our Board of Directors declared a cash dividend payment of $.06 per common share, payable on or about June 30, 2006.  Our Board of Directors declared quarterly cash dividends of $.06 per common share in January 2006 and November 2005, and $.05 per common share in January, May and August 2005.

Stock repurchase programs.  In November 2005, we announced that our Board of Directors authorized a new two-year stock repurchase program of up to $400.0 million for 2006 and 2007.  We repurchased 1.7 million and 1.5 million shares of common stock for aggregate purchase prices of approximately $48.9 million and $42.6 million for the three months ended April 29, 2006 and April 30, 2005, respectively.

We estimate that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts.  These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable.  We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Long-lived assets.  We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group.  If our actual results differ materially from projected results, an impairment charge may be required in the future.  In the course of performing this analysis, we determined that no long-lived asset impairment charge was required for the three months ended April 29, 2006 and April 30, 2005.

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

Lease accounting.  We have adopted FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires that rental costs incurred during a construction period be expensed, not capitalized, beginning in the first quarter of 2006.  When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, we record rental expense on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent.  We amortize deferred rent on a straight-line basis over the lease term commencing on the date the leased space is ready for its intended use.  Tenant improvement allowances are included in Other long-term liabilities and are amortized over the lease term.  Changes in tenant improvement allowances are included as a component of Operating activities in the Condensed Consolidated Statements of Cash Flows.

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

Stock-based compensation.  We now account for stock-based compensation under the provisions of SFAS No. 123(R).  Under SFAS No. 123(R) compensation expense is recognized for the grant date fair value of new awards granted in fiscal 2006 and later, and for the unvested portion of awards that were outstanding as of January 28, 2006 from prior year grants.  Stock-based awards are valued using the Black-Scholes option pricing model, consistent with our prior pro forma disclosures under SFAS No. 123.  Compensation expense for awards outstanding at the effective date is recognized over the remaining vesting period using the compensation cost calculated for the previously reported pro forma disclosure purposes.  For awards granted after the adoption date, we recognize expense for the fair value of the award on a straight-line basis over the applicable vesting term.

The determination of the fair value of stock options and ESPP shares, using the Black-Scholes model, is affected by our stock price as well as assumptions as to our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate and expected dividends.

SFAS No. 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  Previously, we had recognized the impact of forfeitures as they occurred.  Now we will use historical data to estimate pre-vesting forfeitures and to recognize stock-based compensation expense.  All stock-based compensation awards are amortized on a straight-line basis over the requisite service periods of the awards.

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

New Accounting Pronouncements

Effective in fiscal year 2006, as required, we adopted SFAS No. 154, “Accounting Changes and Error Corrections,” which requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  Adoption of SFAS No. 154, had no impact on our condensed consolidated financial statements as of April 29, 2006.

Forward-Looking Statements

This report may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures and other matters.  These forward-looking statements reflect our then current beliefs, projections and estimates with respect to future events and our projected financial performance, operations and competitive position.  The words “plan,” “expect,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict.  As a result, our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations and projections.  Refer to Part II, Item 1A in this quarterly report on Form 10-Q for a more complete discussion of risk factors for Ross and dd’s DISCOUNTS.  The factors underlying our forecasts are dynamic and subject to change.  As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time.  We disclaim any obligation to update or revise these forward-looking statements.

Other risk factors are detailed in the Company’s Securities and Exchange Commission filings including, without limitation, our annual report on Form 10-K for fiscal 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which primarily include changes in interest rates.  We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts at April 29, 2006.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates.  In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.  As of April 29, 2006, we had no borrowings outstanding under our revolving credit facilities.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, or cash flows as of and for the three-month period ended April 29, 2006.  We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

Item 4.  Controls and Procedures

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that there was no such change during the first fiscal quarter.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The two paragraphs under the caption “Provision for litigation expense and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A.	Risk Factors

Our quarterly report on Form 10-Q for our first fiscal quarter 2006, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections.  Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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
•

Potential changes in geopolitical and/or general economic conditions that could affect the availability of product and/or the level of consumer spending, including possible future increases in gas prices.

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
•

A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores, or a  distribution center.  Our corporate headquarters, two distribution centers and 28% of our stores are located in California.  As a result, these risks could significantly affect the Company’s operating results and financial condition.

•	Potential pressure on freight costs from higher-than-expected fuel surcharges.

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

Item 2.	Changes in Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the first quarter of 2006 is as follows:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs ($000)

February
(1/29/2006-2/25/2006)	571,112	$27.46	569,700	$384,000
March
(2/26/2006-4/1/2006)	662,723	$28.42	588,483	$368,000
April
(4/2/2006-4/29/2006)	550,859	$30.06	548,275	$351,000

Total	1,784,694	$28.62	1,706,458

[1] We acquired 78,236 shares during the quarter ended April 29, 2006 related to income tax withholdings for restricted stock.  All remaining shares were repurchased under the two-year $400.0 million stock repurchase program publicly announced in November 2005.

Item 6.	Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.

(Registrant)

Date: June 7, 2006	By:	/s/ J. Call

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

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Sixth Amendment to the Independent Contractor Consultancy Agreement between Norman A. Ferber and Ross Stores, Inc. effective February 1, 2006.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 6, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.