Form 10-Q
period 2006-07-29
ROSS STORES INC
filed 2006-09-06
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on August 17, 2006 was 141,106,256.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended

($000, except per share data, unaudited)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Sales	$1,308,052	$1,171,862	$2,599,728	$2,295,799
Costs and expenses
Cost of goods sold	1,024,130	919,166	2,012,966	1,784,165
Selling, general and administrative	210,635	183,652	417,802	360,705
Interest income, net	(1,554)	(580)	(3,438)	(878)

Total costs and expenses	1,233,211	1,102,238	2,427,330	2,143,992
Earnings before taxes	74,841	69,624	172,398	151,807
Provision for taxes on earnings	29,464	27,345	67,804	59,478

Net earnings	$45,377	$42,279	$104,594	$92,329
Earnings per share
Basic	$.32	$.29	$.74	$.63
Diluted	$.32	$.29	$.73	$.62
Weighted average shares outstanding (000)
Basic	140,348	145,102	140,991	145,555
Diluted	142,698	147,321	143,454	147,894
Dividends per share
Cash dividends declared per share	$.06	$.05	$.06	$.05

Stores open at end of period	770	695	770	695

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	July 29, 2006	January 28, 2006	July 30, 2005

		(Note A)
Assets
Current assets
Cash and cash equivalents	$59,351	$191,767	$119,397
Short-term investments	7,417	12,763	25,800
Accounts receivable	33,904	29,122	35,371
Merchandise inventory	959,792	938,091	975,846
Prepaid expenses and other	50,567	37,090	51,060
Deferred income taxes	20,014	20,014	8,968

Total current assets	1,131,045	1,228,847	1,216,442
Property and equipment
Land and buildings	138,036	74,298	70,029
Fixtures and equipment	794,591	740,540	686,680
Leasehold improvements	386,320	376,411	350,311
Construction-in-progress	33,185	21,266	28,298

	1,352,132	1,212,515	1,135,318
Less accumulated depreciation and amortization	618,227	572,663	526,444

Property and equipment, net	733,905	639,852	608,874
Other long-term assets	58,057	58,837	53,025
Long-term investments	13,140	11,202	—

Total assets	$1,936,147	$1,938,738	$1,878,341

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$537,928	$474,614	$534,253
Accrued expenses and other	191,581	200,723	160,527
Accrued payroll and benefits	131,082	128,060	112,455
Income taxes payable	—	25,586	—
Short-term debt	—	50,000	—

Total current liabilities	860,591	878,983	807,235
Long-term debt	—	—	50,000
Other long-term liabilities	123,760	122,926	115,127
Deferred income taxes	94,747	100,657	96,767
Commitments and contingencies
Stockholders’ equity
Common stock	1,421	1,448	1,469
Additional paid-in capital	510,143	522,566	507,443
Treasury stock	(20,596)	(18,244)	(17,578)
Deferred compensation	—	(29,375)	(37,114)
Accumulated other comprehensive (loss) income	(173)	20	—
Retained earnings	366,254	359,757	354,992

Total stockholders’ equity	857,049	836,172	809,212

Total liabilities and stockholders’ equity	$1,936,147	$1,938,738	$1,878,341

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended

($000, unaudited)	July 29, 2006	July 30, 2005

Cash Flows from Operating Activities
Net earnings	$104,594	$92,329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	50,915	44,891
Stock-based compensation	13,621	7,873
Deferred income taxes	(3,092)	4,566
Tax benefit from equity issuance	6,280	17,430
Excess tax benefits from stock-based compensation	(1,243)	—
Change in assets and liabilities:
Merchandise inventory	(21,701)	(122,734)
Other current assets, net	(18,259)	(8,521)
Accounts payable	71,954	89,727
Other current liabilities	(36,743)	13,283
Other long-term, net	2,770	1,147

Net cash provided by operating activities	169,096	139,991

Cash Flows Used in Investing Activities
Purchase of assets under lease	(87,329)	—
Other additions to property and equipment	(58,794)	(96,200)
Sales of investments, net	3,215	41,600

Net cash used in investing activities	(142,908)	(54,600)

Cash Flows Used in Financing Activities
Repayment of term debt	(50,000)	—
Issuance of common stock related to stock plans	8,550	28,391
Excess tax benefits from stock-based compensation	1,243	—
Treasury stock purchased	(2,352)	(5,960)
Repurchase of common stock	(98,867)	(89,009)
Dividends paid	(17,178)	(14,747)

Net cash used in financing activities	(158,604)	(81,325)

Net (decrease) increase in cash and cash equivalents	(132,416)	4,066
Cash and cash equivalents:
Beginning of period	191,767	115,331

End of period	$59,351	$119,397

Non-Cash Investing Activities
Straight-line rent capitalization in build-out period	$—	$1,608
Change in fair value of investment securities	$(192)	$—

See notes to condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

Three and Six Months Ended July 29, 2006 and July 30, 2005
(Unaudited)

Note A:  Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments except as described below) necessary to present fairly the Company’s financial position as of July 29, 2006 and July 30, 2005; the results of operations for the three and six months ended July 29, 2006 and July 30, 2005; and cash flows for the six months ended July 29, 2006 and July 30, 2005.  The Condensed Consolidated Balance Sheet as of January 28, 2006, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

Under the provisions of SFAS No. 123(R), Deferred compensation previously reported as a contra-equity amount and representing the amount of unamortized value of restricted stock issued is no longer reported separately.  Accordingly, Deferred compensation in the Condensed Consolidated Balance Sheet as of July 29, 2006 was reclassified to Additional paid-in capital.  In addition, amortization of deferred compensation related to restricted stock is now reported as Stock-based compensation in the Condensed Consolidated Statements of Cash Flows, rather than as Depreciation and amortization.

See Note B for more information on the Company’s stock-based compensation plans and implementation of SFAS No. 123(R).

Lease accounting.  The Company has adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires that rental costs incurred during a construction period be expensed, not capitalized, beginning in the first quarter of 2006.

Implementation of this new standard did not have a significant impact on the Company’s financial results for the three and six-month periods ended July 29, 2006.  When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, the Company records rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent.  The Company amortizes deferred rent on a straight-line basis over the lease term commencing on the date the leased space is ready for its intended use.  Tenant improvement allowances are included in Other long-term liabilities and are amortized over the lease term.  Tenant improvement allowances are included as a component of operating cash flows in the Condensed Consolidated Statements of Cash Flows.

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

Stock-based compensation.  The Company adopted the provisions of SFAS No. 123(R) on January 29, 2006, the beginning of its 2006 fiscal year, using the modified prospective method.  Under SFAS No. 123(R), compensation expense is recognized based on the grant date fair value of stock-based compensation awards granted in fiscal 2006 and later, and based on the unvested portion of awards that were outstanding as of January 28, 2006 from prior year grants.  Stock-based awards are valued using the Black-Scholes option pricing model, consistent with the Company’s prior pro forma disclosures under SFAS No. 123.  Compensation expense for unvested awards outstanding at the effective date is recognized over the remaining vesting period using the compensation cost calculated for purposes of the prior pro forma disclosures.  For awards granted after the adoption date, the Company recognizes expense based on the fair value of the award on a straight-line basis over the applicable vesting term.

For the three and six-month periods ended July 29, 2006 and July 30, 2005, the Company recognized the following expense related to stock-based compensation (in $000):

	Three Months Ended		Six Months Ended

	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Stock option and ESPP related expenses	$3,308	$—	$6,772	$—
Restricted stock amortization	3,408	3,912	6,849	7,873

Total stock-based compensation expense	$6,716	$3,912	$13,621	$7,873

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

The Company estimates the expected term of options granted taking into account historical and expected future exercise, cancellation and forfeiture behavior.  The Company estimates the volatility of the common stock by using historical volatility over a period equal to the award’s expected term.  The risk-free interest rates that are used in the valuation models are based upon yields of U.S. Treasury issues with remaining terms similar to the expected term on the options.  Dividend yield has been estimated based on the Company’s expectation of future dividend payouts.

SFAS No. 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  In previous fiscal years, the Company had recognized the impact of forfeitures as they occurred.  Now, the Company uses historical data to estimate pre-vesting forfeiture rates in determining the amount of stock-based compensation expense to recognize.  All stock-based compensation awards are amortized on a straight-line basis over the requisite service periods of the awards.

The fair value of the stock options and ESPP rights granted during the respective periods were estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended		Six Months Ended

Stock Options	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Expected life from grant date (years)	3.9	3.3	4.2	3.4
Expected volatility	31.4%	33.7%	32.7%	33.8%
Risk-free interest rate	4.9%	4.1%	4.5%	3.8%
Dividend yield	0.8%	0.8%	0.8%	0.7%

	Three Months Ended		Six Months Ended

Employee Stock Purchase Plan	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Expected life from grant date (years)	1.0	1.0	1.0	1.0
Expected volatility	26.6%	30.9%	26.6%	30.9%
Risk-free interest rate	4.5%	2.9%	4.5%	2.9%
Dividend yield	0.8%	0.7%	0.8%	0.7%

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the periods ended July 29, 2006 and July 30, 2005 is as follows (in $000):

	Three Months Ended		Six Months Ended

Statements of Earnings Classification	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Cost of goods sold	$2,919	$1,874	$5,872	$3,771
Selling, general and administrative	3,797	2,038	7,749	4,102

Total	$6,716	$3,912	$13,621	$7,873

Prior to fiscal 2006, the Company had accounted for share-based compensation costs in accordance with APB No. 25, as permitted by SFAS No. 123.  Had compensation costs for the Company’s equity plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share for the periods ended July 30, 2005 would have been reduced to the pro forma amounts indicated below:

($000, except per share data)		Three Months Ended July 30, 2005	Six Months Ended July 30, 2005

Net earnings	As reported	$42,279	$92,329
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		2,376	4,788
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(4,571)	(10,025)

Net earnings	Pro forma	$40,084	$87,092

Basic earnings per share	As reported	$.29	$.63
	Pro forma	$.28	$.60
Diluted earnings per share	As reported	$.29	$.62
	Pro forma	$.27	$.59

The weighted average fair values per share of stock options granted for the three-month periods ended July 29, 2006 and July 30, 2005, were $8.37 and $7.67, and for the six-month periods ended July 29, 2006 and July 30, 2005, were $8.66 and $7.81, respectively.  The weighted average fair values per share of employee stock purchase awards for the three-month periods ended July 29, 2006 and July 30, 2005, were $7.70 and $7.61, and for the six-month periods ended July 29, 2006 and July 30, 2005, were $7.70 and $7.61, respectively.

Stock option activity.  The following table summarizes stock option activity for the six months ended July 29, 2006:

	Number of shares (in thousands)	Weighted average exercise price

Outstanding at January 28, 2006	8,665	$20.51
Granted	728	27.92
Exercised	(576)	14.80
Forfeited	(188)	26.95

Outstanding at July 29, 2006	8,629	$21.37

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of July 29, 2006 (number of shares in thousands):

			Options outstanding			Options exercisable

Exercise price range			Number of shares	Remaining life	Exercise price	Number of shares	Exercise price

$4.50	to	$11.03	2,068	2.98	$9.99	2,068	$9.99
11.06	to	20.90	1,810	5.98	18.15	1,433	17.86
20.90	to	27.81	2,152	8.43	26.04	758	25.01
27.84	to	28.69	1,931	8.49	28.51	421	28.41
$28.71	to	$32.85	668	8.10	29.67	270	29.79

Totals			8,629	6.60	$21.37	4,950	$17.21

The aggregate intrinsic value (the difference between the market price and the option’s exercise price) of options outstanding and options exercisable as of July 29, 2006 was $44.1 million and $41.6 million, respectively.

Restricted stock activity.  During the six-month period ended July 29, 2006, restricted stock awards totaling 267,000 shares were issued and awards totaling 32,000 shares were forfeited.  The unamortized compensation expense at July 29, 2006 was $29.1 million.  During the period, shares withheld for tax withholding totaled 84,000 shares, and are considered treasury shares which are available for reissuance.  As of July 29, 2006, total shares subject to repurchase related to unvested restricted stock were 2.2 million shares.  A total of 3.6 million shares were available for new restricted stock awards under the 2004 Plan at the end of the period.

Note C:  Earnings Per Share (“EPS”)

SFAS No. 128, “Earnings Per Share,” requires earnings per share to be computed and reported as both basic EPS and diluted EPS.  Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period.  Dilutive EPS reflects the potential dilution that could occur if outstanding options to issue common stock were exercised into common stock.

For the three and six months ended July 29, 2006, there were approximately 3,857,600 and 3,641,500 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.  For the three and six months ended July 30, 2005, there were approximately 2,519,600 and 2,001,700 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Six Months Ended

	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

July 29, 2006
Shares	140,348	2,350	142,698	140,991	2,463	143,454
Amount	$.32	$.00	$.32	$.74	$(.01)	$.73
July 30, 2005
Shares	145,102	2,219	147,321	145,555	2,339	147,894
Amount	$.29	$.00	$.29	$.63	$(.01)	$.62

Note D: Debt and Revolving Credit

In March 2006, the Company repaid its $50.0 million term debt in full.  The borrowing was made in 2002 to finance the equipment and information systems for the Perris, California distribution center.

In July 2006, the Company amended its existing $600.0 million revolving credit facility, extending the expiration date to July 2011, and changing the interest pricing to LIBOR plus 45 basis points.

The Company has received expressions of interest to purchase an aggregate of $150 million of unregistered senior notes issuable in 12 and 15 year tranches at a weighted average interest rate of 6.45%.  Completion of any transaction remains subject to the purchasers’ due diligence and to finalization and execution of definitive agreements, which is expected to occur in the third quarter.  The settlement of the transaction is anticipated to occur in the fourth quarter.

Note E: Distribution Center Purchase

In May 2006, the Company exercised its option to purchase its Fort Mill, South Carolina distribution center and paid cash in the amount of $87.3 million to acquire the facility from the lessor.  The Company estimated the fair value of the components of the facility and the related equipment using various valuation techniques, including appraisals, market prices, and cost data.  Amounts recorded for each component are based on these fair value estimates.

Note F:  Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006.  Under FIN No. 48, companies are required to disclose uncertainties in their income tax positions, including information as to tax benefits included in returns and not recognized for financial statement purposes.  The Company has not yet quantified the effects of adopting FIN No. 48.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of July 29, 2006 and July 30, 2005, and the related condensed consolidated statements of earnings for the three and six-month periods ended July 29, 2006 and July 30, 2005, and of cash flows for the six-month periods ended July 29, 2006 and July 30, 2005.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ross Stores, Inc. and subsidiaries as of January 28, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
September 5, 2006

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

Overview

We are the second largest off-price apparel and home goods retailer in the United States, with 744 Ross Dress for Less® (“Ross”) stores in 27 states and Guam, and 26 dd’s DISCOUNTS® store locations in California at July 29, 2006.  Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices.  dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

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

The following table summarizes the results of operations for the three and six month periods ended July 29, 2006 and July 30, 2005:

	Three Months Ended		Six Months Ended

	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Sales
Sales (millions)	$1,308	$1,172	$2,600	$2,296
Sales growth	11.6%	16.2%	13.2%	14.8%
Comparable store sales growth	4%	7%	5%	5%
Costs and expenses (as a percent of sales)
Cost of goods sold	78.3%	78.4%	77.4%	77.7%
Selling, general and administrative	16.1%	15.7%	16.1%	15.7%
Interest income	(0.1)%	0.0%	(0.1)%	0.0%
Earnings before taxes	5.7%	5.9%	6.6%	6.6%
Net earnings	3.5%	3.6%	4.0%	4.0%

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

	Three Months Ended		Six Months Ended

	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Stores at the beginning of the period	746	673	734	649
Stores opened in the period	25	22	37	46
Stores closed in the period	(1)	—	(1)	—

Stores at the end of the period	770	695	770	695

Sales.  Sales for the three months ended July 29, 2006 increased $136.2 million, or 11.6%, compared to the same period in the prior year due to the impact of the 75 net new stores opened between July 30, 2005 and July 29, 2006, and a 4% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months).  Sales for the six months ended July 29, 2006 increased $303.9 million, or 13.2%, compared to the same period in the prior year due to the impact of the 75 net new stores opened between July 30, 2005 and July 29, 2006, and a 5% increase in sales from comparable stores.

Our sales mix is shown below for the three and six-month periods ended July 29, 2006 and July 30, 2005:

	Three Months Ended		Six Months Ended

	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Ladies	35%	35%	35%	36%
Home accents and bed and bath	20%	20%	20%	20%
Men’s	16%	16%	15%	16%
Fine jewelry, accessories, lingerie and fragrances	11%	11%	11%	11%
Children’s	8%	8%	9%	8%
Shoes	10%	10%	10%	9%

Total	100%	100%	100%	100%

We expect to address the competitive climate for apparel and home goods off-price retailers by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional and local merchandise offerings.  Although our strategies and store expansion program contributed to sales gains for the three and six-month periods ended July 29, 2006, we cannot be sure that they will result in a continuation of revenue or profit growth.

Stock-based compensation.  Effective in fiscal year 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected to adopt the standard using the modified prospective transition method.  This new accounting standard requires recognition of compensation expense based on the grant date fair value of all stock-based awards, typically amortized over the vesting period.  The impact on second quarter results was to decrease earnings before taxes by approximately $3.3 million, and net income by approximately $2.0 million.  The impact on results for the six- month period ended July 29, 2006 was to decrease earnings before taxes by approximately $6.8 million, and net income by approximately $4.1 million.  Prior periods were not revised for comparative purposes.

See Notes A and B to the Notes to the Condensed Consolidated Financial Statements for more information on our implementation of SFAS No. 123(R) and stock-based compensation plans.

Cost of goods sold.  Cost of goods sold for the three months ended July 29, 2006 increased $105.0 million compared to the same period in the prior year mainly due to increased sales from the opening of 75 net new stores between July 30, 2005 and July 29, 2006, a 4% increase in sales from “comparable” stores, and additional stock compensation expenses recognized pursuant to SFAS No. 123(R).

Cost of goods sold as a percentage of sales for the three months ended July 29, 2006 decreased approximately 15 basis points compared with the same period in the prior year.  This decrease was mainly driven by a 25 basis point improvement in distribution and logistics costs and a 25 basis point improvement in buying expenses.  These favorable trends were partially offset by a 20 basis point increase in occupancy costs and a 15 basis point increase in compensation expenses recognized pursuant to SFAS No. 123(R).

Cost of goods sold for the six months ended July 29, 2006 increased $228.8 million compared to the same period in the prior year mainly due to increased sales from the opening of 75 net new stores between July 30, 2005 and July 29, 2006, a 5% increase in sales from comparable stores, and additional stock compensation expenses recognized pursuant to SFAS No. 123(R).

Cost of goods sold as a percentage of sales for the six months ended July 29, 2006 decreased approximately 30 basis points compared with the same period in the prior year.  This decrease was mainly driven by a 60 basis point improvement in distribution and logistics costs and a 10 basis point improvement in buying expenses.  These favorable trends were partially offset by a 20 basis point decline in merchandise margin primarily due to a higher shortage provision, a 10 basis point increase in compensation expenses recognized pursuant to SFAS No. 123(R), and a 10 basis point increase in occupancy costs.

We cannot be sure that the gross profit margins realized for the three and six-month periods ended July 29, 2006 will continue in the future.

Selling, general and administrative expenses.  For the three months ended July 29, 2006, Selling, general and administrative expenses increased $27.0 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 75 net new stores between July 30, 2005 and July 29, 2006.

Selling, general and administrative expenses as a percentage of sales for the three months ended July 29, 2006 increased approximately 45 basis points compared to the same period in the prior year.  This increase is primarily due to a 20 basis point increase in compensation expenses recognized pursuant to SFAS No. 123(R), a 15 basis point increase in store operating costs, and a 10 basis point increase in other general and administrative costs.

For the six months ended July 29, 2006, Selling, general and administrative expenses increased $57.1 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 75 net new stores between July 30, 2005 and July 29, 2006.

Selling, general and administrative expenses as a percentage of sales for the six months ended July 29, 2006 increased approximately 35 basis points compared to the same period in the prior year.  This increase is primarily due to an approximate 15 basis point increase in compensation expenses recognized pursuant to SFAS No. 123(R), a 10 basis point increase in store operating costs and a 10 basis point increase in other general and administrative costs.

Taxes on earnings.  Our effective tax rate for the three and six-month periods ended July 29, 2006 and July 30, 2005 was approximately 39%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns.  The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits.  We anticipate that our effective tax rate for fiscal 2006 will be approximately 38% to 40%.

Net earnings.  The decrease in net earnings as a percentage of sales for the three months ended July 29, 2006, compared to the same period in the prior year, is primarily due to higher Selling, general and administrative expenses and a slightly higher tax rate, which is partially offset by higher interest income as a percentage of sales.  Net earnings as a percentage of sales for the six months ended July 29, 2006 is the same as the prior year, which is primarily due to lower Cost of goods sold and higher interest income, offset by higher Selling, general and administrative expenses as a percentage of sales.

Earnings per share.  Diluted earnings per share increased to $.32 for the three months ended July 29, 2006 from $.29 in the prior year period, and $.73 for the six-month period ended July 29, 2006 from $.62 in the prior year period, as a result of an increase in net earnings and a decrease in weighted average diluted shares outstanding, which was largely attributable to the repurchase of common stock under the Company’s stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit.  Our primary ongoing cash requirements are for seasonal and new store merchandise inventory purchases, capital expenditures in connection with opening new stores, and investments in distribution centers, information systems and infrastructure.  We also use cash to repay debt, repurchase stock under our stock repurchase program and to pay dividends.

	Six Months Ended

($000)	July 29, 2006	July 30, 2005

Cash flows from operating activities	$169,096	$139,991
Cash flows used in investing activities	(142,908)	(54,600)
Cash flows used in financing activities	(158,604)	(81,325)

Net (decrease) increase in cash and cash equivalents	$(132,416)	$4,066

Operating Activities

Net cash provided by operating activities was $169.1 million and $140.0 million for the six months ended July 29, 2006 and July 30, 2005, respectively.  The primary source of cash from operations for the six months ended July 29, 2006 and July 30, 2005 was net earnings plus non-cash expenses for depreciation and amortization and increased trade credit, partially offset by cash used to finance merchandise inventory.

The increase in cash flows from operations for the six months ended July 29, 2006 is primarily due to a net increase in trade credit financed merchandise inventory.  Working capital (defined as current assets less current liabilities) was $270.5 million as of July 29, 2006, compared to $409.2 million as of July 30, 2005.  Our primary source of liquidity is the sale of our merchandise inventory.  We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the six-month periods ended July 29, 2006 and July 30, 2005, we spent approximately $146.1 million and $96.2 million, respectively, for capital expenditures (excluding leased equipment) for fixtures and leasehold improvements to open new stores, implement information technology systems, install and implement materials handling equipment and related distribution center systems, and various other expenditures related to existing stores, buying offices and corporate offices.  For the period ended July 29, 2006, such amounts included the purchase of assets under a lease of $87.3 million.  We opened 37 and 46 new stores during the six months ended July 29, 2006 and July 30, 2005, respectively.  In addition, we received net proceeds from sales of investments of $3.2 million and $41.6 million during the six months ended July 29, 2006 and July 30, 2005, respectively.

We are forecasting approximately $265.0 million in capital expenditures for 2006 to fund fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, to fund the relocation, or fixture and cosmetic upgrades of existing stores, and to fund investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various central office expenditures.  This $265.0 million forecast includes $87.3 million related to our purchase in May 2006 of the leased assets at our Fort Mill, South Carolina distribution center.  We expect to fund remaining 2006 capital expenditures out of cash flows from operations, and existing bank credit facilities and potential new debt placement.

Financing Activities

During the six-month periods ended July 29, 2006 and July 30, 2005, our liquidity and capital requirements were provided by cash flows from operations, bank credit facilities and trade credit.  Substantially all of our store locations, buying offices, our corporate headquarters, and one distribution center are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  We own our distribution centers in Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina.

In March 2006, we repaid our $50.0 million term debt outstanding as of January 28, 2006 in full.  In May 2006, we exercised our option to purchase our Fort Mill, South Carolina distribution center for $87.3 million.

We repurchased 3.6 million and 3.2 million shares of common stock for an aggregate purchase price of approximately $98.9 million and $89.0 million during the six-month periods ended July 29, 2006 and July 30, 2005, respectively.  These repurchases were funded by cash flows from operations.

Short-term trade credit represents a significant source of financing for investments in merchandise inventory.  Trade credit arises from customary payment terms and trade practices with our vendors.  We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank and other credit lines to meet our capital and liquidity requirements, including lease obligations in 2006.

We are evaluating alternative sources of financing for the $50.0 million term debt and the $87.3 million Fort Mill, South Carolina distribution center.  We have received expressions of interest to purchase an aggregate of $150 million of unregistered senior notes issuable in 12 and 15 year tranches at a weighted average interest rate of 6.45%.  Completion of any transaction remains subject to the purchasers’ due diligence and to finalization and execution of definitive agreements, which is expected to occur in our third quarter.  The settlement of the transaction is anticipated to occur in our fourth quarter.

The table below presents our significant contractual payment obligations as of July 29, 2006:

($000) Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years	Total

Operating leases	$267,439	$492,039	$387,531	$461,617	$1,608,626
Other financings:
Synthetic leases	9,848	10,130	8,182	8,181	36,341
Other synthetic lease obligations	3,001	6,375	—	56,000	65,376
Purchase obligations	838,974	15,986	1,189	—	856,149

Total contractual obligations	$1,119,262	$524,530	$396,902	$525,798	$2,566,492

Off-Balance Sheet Arrangements

Operating leases.  Substantially all of our store sites, one of our distribution centers, and our buying offices and corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems.  These leases are accounted for as operating leases for financial reporting purposes.  The initial terms of these leases are two years, and we typically have options to renew the leases for two to three one-year periods.  Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term.  We have guaranteed the value of the equipment, of $9.4 million, at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

Other financings.  We lease a 1.3 million square foot distribution center in Perris, California.  The land and building for this distribution center is being financed under a $70.0 million ten-year synthetic lease that expires in July 2013.  Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70.0 million.  At the end of the lease term, we have the option to either refinance the $70.0 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party.  If the distribution center is sold to a third party for less than $70.0 million, we have agreed under a residual value guarantee to pay the lessor the shortfall below $70.0 million not to exceed $56.0 million.  Our contractual obligation of $56.0 million is included in Other synthetic lease obligations in the above table.

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

The synthetic lease facilities described above, as well as our revolving credit facility, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on our actual interest coverage ratios.  As of July 29, 2006, we were in compliance with these covenants.

Distribution center purchase.  In May 2006, we exercised our option to purchase our Fort Mill, South Carolina distribution center and paid cash in the amount of $87.3 million to acquire the facility from the lessor.  We estimated the fair value of the components of the facility and the related equipment using various valuation techniques, including appraisals, market prices, and cost data.  Amounts recorded for each component are based on these fair value estimates.

Purchase obligations.  As of July 29, 2006 we had purchase obligations of $856.1 million.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts.  Merchandise inventory purchase orders of $810.2 million represent purchase obligations of less than one year as of July 29, 2006.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at July 29, 2006:

	Amount of Commitment Expiration Per Period
					Total amount committed
($000) Commercial Credit Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years

Revolving credit facility	$—	$—	$600,000	$—	$600,000

Total commercial commitments	$—	$—	$600,000	$—	$600,000

Revolving credit facility.  We have available a $600.0 million revolving credit facility with our banks, which contains a $300.0 million sublimit for issuances of standby letters of credit, of which $236.5 million was available at July 29, 2006.  In July 2006 we amended this facility to change the expiration date and interest pricing.  Interest is LIBOR-based plus an applicable margin (currently 45 basis points) and is payable upon borrowing maturity but no less than quarterly.  Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios.  We have had no borrowings under this facility, which expires in March 2011.

Standby letters of credit.  We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims.  We had $63.5 million and $62.8 million in standby letters of credit outstanding at July 29, 2006 and July 30, 2005, respectively.

Trade letters of credit.  We had $28.7 million and $21.7 million in trade letters of credit outstanding at July 29, 2006 and July 30, 2005, respectively.

Dividends.  In August 2006, our Board of Directors declared a cash dividend payment of $.06 per common share, payable on or about October 2, 2006.  Our Board of Directors declared quarterly cash dividends of $.06 per common share in May 2006, January 2006 and November 2005, and $.05 per common share in January, May and August 2005.

Stock repurchase programs.  In November 2005, we announced that our Board of Directors authorized a new two-year stock repurchase program of up to $400.0 million for 2006 and 2007.  We repurchased 3.6 million and 3.2 million shares of common stock for aggregate purchase prices of approximately $98.9 million and $89.0 million for the six months ended July 29, 2006 and July 30, 2005, respectively.

We estimate that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable.  We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Merchandise inventory.  Our merchandise inventory is stated at the lower of cost or market, with cost determined on a weighted average cost method.  We purchase manufacturer overruns and canceled orders both during and at the end of a season which are referred to as “packaway” inventory.  Packaway inventory is purchased with the intent that it will be stored in our warehouses until a later date, which may even be the beginning of the same selling season in the following year.  Included in the carrying value of our merchandise inventory is a provision for shortage.  The shortage reserve is based on historical shortage rates as evaluated through our periodic physical merchandise inventory counts and cycle counts.  If actual market conditions, markdowns, or shortage are less favorable than those projected by us, or if sales of the merchandise inventory are more difficult than anticipated, additional merchandise inventory write-downs may be required.

Long-lived assets.  We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group.  If our actual results differ materially from projected results, an impairment charge may be required in the future.  In the course of performing this analysis, we determined that no long-lived asset impairment charge was required for the three and six months ended July 29, 2006 and July 30, 2005.

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

Compensation expense for awards outstanding at the effective date is recognized over the remaining vesting period using the compensation cost calculated for purposes of the prior pro forma disclosures.  For awards granted after the adoption date, we recognize expense for the fair value of the award on a straight-line basis over the applicable vesting term.

The determination of the fair value of stock options and ESPP shares, using the Black-Scholes model, is affected by our stock price as well as assumptions as to our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate and expected dividends.

SFAS No. 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  In previous fiscal years, we had recognized the impact of forfeitures as they occurred.  Now we use historical data to estimate pre-vesting forfeitures and to recognize stock-based compensation expense.  All stock-based compensation awards are amortized on a straight-line basis over the requisite service periods of the awards.

These critical accounting policies noted above are not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by Generally Accepted Accounting Principles (“GAAP”), with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting one alternative accounting principle over another would not produce a materially different result.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006.  Under FIN No. 48, companies are required to disclose uncertainties in their income tax positions, including information as to tax benefits included in returns and not recognized for financial statement purposes.  We have not yet quantified the effects of adopting FIN No. 48.

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

Other risk factors are detailed in the Company’s Securities and Exchange Commission filings including, without limitation, our annual report on Form 10-K for 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which primarily include changes in interest rates.  We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts at July 29, 2006.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates.  As of July 29, 2006, we had no borrowings outstanding under our revolving credit facilities.  In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, or cash flows as of and for the three and six-month periods ended July 29, 2006.  We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that there was no such change during the second fiscal quarter.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The two paragraphs under the caption “Provision for litigation expense and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A.  Risk Factors

Our quarterly report on Form 10-Q for our second fiscal quarter 2006, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections.  Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

Our business is exposed to the risks of a large, multi-store retailer, which must continually and efficiently obtain and distribute a supply of fresh merchandise throughout a large and growing network of stores.  These risks include a number of factors, including:

•	An increase in the level of competitive pressures in the retail apparel or home-related merchandise industry.
•	Potential changes in the level of consumer spending on or preferences for apparel or home-related merchandise, including the potential impact from higher gas prices on consumer spending.
•	Potential changes in geopolitical and/or general economic conditions that could affect the availability of product and/or the level of consumer spending.
•	Unseasonable weather trends that could affect consumer demand for seasonal apparel and apparel-related products.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the second quarter of 2006 is as follows:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs ($000)

May (4/30/2006-5/27/2006)	389,671	$28.75	388,600	$340,000
June (5/28/2006-7/1/2006)	819,314	$27.32	817,899	$318,000
July (7/2/2006-7/29/2006)	656,017	$25.24	652,430	$301,000

Total	1,865,002	$26.89	1,858,929

[1] We acquired 6,073 shares during the quarter ended July 29, 2006 related to income tax withholdings for restricted stock.  All remaining shares were repurchased under the two-year $400.0 million stock repurchase program publicly announced in November 2005.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held on May 18, 2006 (the “2006 Annual Meeting”), our stockholders voted on and approved the following proposals:

Proposal 1: To elect three Class II directors (Michael Balmuth, K. Gunnar Bjorklund and Sharon D. Garrett) for a three-year term.

Proposal 2: To approve the Company’s Second Amended and Restated Incentive Compensation Plan.

Proposal 3: To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 3, 2007.

2006 Annual Meeting Election Results

Proposal 1: Election of directors

Director	In favor	Withheld	Term expires

Michael Balmuth	119,877,775	13,141,757	2009
K. Gunnar Bjorklund	120,485,092	12,534,440	2009
Sharon D. Garrett	125,258,108	7,761,424	2009

Proposal 2: Approval of the Company’s Second Amended and Restated Incentive Compensation Plan.

For	Against	Abstain

127,528,275	5,424,053	67,204

Proposal 3: Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 3, 2007.

For	Against	Abstain

131,568,616	1,428,419	22,497

Item 6.  Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.

(Registrant)

Date:	September 6, 2006	By:	/s/ J. Call
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

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	First Amendment to the Employment Agreement between Barbara Levy and Ross Stores, Inc. effective May 1, 2006.

10.2

Ross Stores, Inc. Second Amended and Restated Incentive Compensation Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 12, 2006.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 5, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.