Form 10-Q
period 2006-10-28
ROSS STORES INC
filed 2006-12-06
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on November 16, 2006 was 139,748,624.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended

($000, except per share data, unaudited)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Sales	$1,362,045	$1,236,892	$3,961,773	$3,532,691
Costs and expenses
Cost of goods sold	1,073,820	979,887	3,086,786	2,764,052
Selling, general and administrative	217,586	197,740	635,388	558,445
Interest income, net	(1,775)	(461)	(5,213)	(1,339)

Total costs and expenses	1,289,631	1,177,166	3,716,961	3,321,158
Earnings before taxes	72,414	59,726	244,812	211,533
Provision for taxes on earnings	28,481	23,401	96,285	82,879

Net earnings	$43,933	$36,325	$148,527	$128,654

Earnings per share
Basic	$.32	$.25	$1.06	$.89
Diluted	$.31	$.25	$1.04	$.87
Weighted average shares outstanding (000)
Basic	138,570	143,753	140,184	144,954
Diluted	140,887	145,659	142,672	147,150
Dividends per share
Cash dividends declared per share	$.06	$.05	$.12	$.10

Stores open at end of period	798	735	798	735

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	October 28, 2006	January 28, 2006	October 29, 2005

	(Note A)
Assets
Current assets
Cash and cash equivalents	$122,069	$191,767	$177,753
Short-term investments	4,857	12,763	—
Accounts receivable	36,823	29,122	35,246
Merchandise inventory	1,065,549	938,091	1,064,972
Prepaid expenses and other	51,326	37,090	44,705
Deferred income taxes	20,014	20,014	8,968

Total current assets	1,300,638	1,228,847	1,331,644
Property and equipment
Land and buildings	141,098	74,298	71,601
Fixtures and equipment	810,115	740,540	713,393
Leasehold improvements	392,699	376,411	365,652
Construction-in-progress	41,684	21,266	26,431

	1,385,596	1,212,515	1,177,077
Less accumulated depreciation and amortization	645,211	572,663	547,773

Property and equipment, net	740,385	639,852	629,304
Other long-term assets	60,267	58,837	53,593
Long-term investments	30,838	11,202	—

Total assets	$2,132,128	$1,938,738	$2,014,541

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$670,578	$474,614	$653,936
Accrued expenses and other	224,260	200,723	173,620
Accrued payroll and benefits	152,688	128,060	117,858
Income taxes payable	—	25,586	—
Short-term debt	—	50,000	—

Total current liabilities	1,047,526	878,983	945,414
Long-term debt	—	—	50,000
Other long-term liabilities	128,503	122,926	119,955
Deferred income taxes	97,363	100,657	96,975
Commitments and contingencies
Stockholders’ equity
Common stock	1,406	1,448	1,454
Additional paid-in capital	520,394	522,566	507,456
Treasury stock	(21,180)	(18,244)	(17,682)
Deferred compensation	—	(29,375)	(33,424)
Accumulated other comprehensive income	25	20	—
Retained earnings	358,091	359,757	344,393

Total stockholders’ equity	858,736	836,172	802,197

Total liabilities and stockholders’ equity	$2,132,128	$1,938,738	$2,014,541

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended

($000, unaudited)	October 28, 2006	October 29, 2005

Cash Flows from Operating Activities
Net earnings	$148,527	$128,654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	78,680	69,073
Stock-based compensation	20,121	12,384
Deferred income taxes	(496)	4,774
Tax benefit from equity issuance	11,943	18,102
Excess tax benefits from stock-based compensation	(4,509)	—
Change in assets and liabilities:
Merchandise inventory	(127,458)	(211,860)
Other current assets, net	(21,937)	(2,041)
Accounts payable	204,604	209,410
Other current liabilities	15,145	31,779
Other long-term, net	5,629	3,926

Net cash provided by operating activities	330,249	264,201

Cash Flows Used in Investing Activities
Purchase of assets under lease	(87,329)	—
Other additions to property and equipment	(93,365)	(139,331)
Sales (purchases) of investments, net	(11,726)	67,400

Net cash used in investing activities	(192,420)	(71,931)

Cash Flows Used in Financing Activities
Repayment of term debt	(50,000)	—
Issuance of common stock related to stock plans	13,991	31,238
Excess tax benefits from stock-based compensation	4,509	—
Treasury stock purchased	(2,935)	(6,065)
Repurchase of common stock	(147,726)	(132,976)
Dividends paid	(25,366)	(22,045)

Net cash used in financing activities	(207,527)	(129,848)

Net (decrease) increase in cash and cash equivalents	(69,698)	62,422
Cash and cash equivalents:
Beginning of period	191,767	115,331

End of period	$122,069	$177,753

Non-Cash Investing Activities
Straight-line rent capitalization in build-out period	$—	$3,059
Change in fair value of investment securities	$5	$—

See notes to condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended October 28, 2006 and October 29, 2005
(Unaudited)

Note A:  Summary of Significant Accounting Policies

Basis of Presentation.  The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments except as described below) necessary to present fairly the Company’s financial position as of October 28, 2006 and October 29, 2005; the results of operations for the three and nine months ended October 28, 2006 and October 29, 2005; and cash flows for the nine months ended October 28, 2006 and October 29, 2005.  The Condensed Consolidated Balance Sheet as of January 28, 2006, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

Under the provisions of SFAS No. 123(R), deferred compensation previously reported as a contra-equity amount and representing the amount of unamortized value of restricted stock issued is no longer reported separately.  Accordingly, deferred compensation in the Condensed Consolidated Balance Sheet as of October 28, 2006 is included in additional paid-in capital.  In addition, amortization of deferred compensation related to restricted stock is now reported as stock-based compensation in the Condensed Consolidated Statements of Cash Flows, rather than as depreciation and amortization.

See Note B for more information on the Company’s stock-based compensation plans and implementation of SFAS No. 123(R).

Lease accounting.  Beginning in the first quarter of 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires that rental costs incurred during a construction period be expensed, not capitalized.  Implementation of this new standard did not have a significant impact on the Company’s financial results for the three and nine-month periods ended October 28, 2006.  When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, the Company records rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent.  The Company amortizes deferred rent on a straight-line basis over the lease term commencing on the possession date.  Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term.  Tenant improvement allowances are included as a component of operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Provision for litigation expense and other legal proceedings.  The Company is a party in various legal proceedings arising in the normal course of business.  Actions filed against the Company include commercial, customer, and labor and employment-related claims, including lawsuits in which plaintiffs allege that the Company violated state and/or federal wage and hour and related laws.  Actions against the Company are in various procedural stages.  Many of these proceedings raise factual and legal issues and are subject to uncertainties.  In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Note B:  Stock-Based Compensation

Stock options and restricted stock.  The Company has one equity incentive compensation plan, the 2004 Equity Incentive Plan (the “2004 Plan”).  The 2004 Plan provides for various types of incentive awards, which may potentially include the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock purchase rights, restricted stock shares, restricted stock units, performance shares, performance units and deferred stock units.  The 2004 Plan also provides for the automatic grant of stock options to each non-employee director at pre-established times and at a predetermined value.  To date, the Company has granted stock options and restricted stock shares under the 2004 Plan.  Under the 2004 Plan, stock options are granted at exercise prices not less than the fair market value on the date the option is granted, expire not more than ten years from the date of grant, and normally vest over a period not exceeding five years from the date of grant.  The Company grants restricted shares to officers and key employees.  The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period of generally two to four years.

Employee Stock Purchase Plan.  Under the ESPP, eligible full-time employees participating in the offering period can choose to have up to the lesser of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock.  The purchase price of the stock is the lower of 85% of the market price at the beginning of the offering period, or end of the offering period.

Stock-based compensation.  The Company adopted the provisions of SFAS No. 123(R) on January 29, 2006, the beginning of its 2006 fiscal year, using the modified prospective method.  Under SFAS No. 123(R), compensation expense is recognized based on the grant date fair value of stock-based compensation awards granted in fiscal 2006 and later, and based on the unvested portion of awards from prior year grants that were outstanding as of January 28, 2006.  Stock-based awards are valued using the Black-Scholes option pricing model, consistent with the Company’s prior pro forma disclosures under SFAS No. 123.  Compensation expense for unvested awards outstanding at the date of adoption is recognized over the remaining vesting period using the compensation cost calculated for purposes of the prior pro forma disclosures.  For awards granted after the adoption date, the Company recognizes expense based on the fair value of the award on a straight-line basis over the applicable vesting period.

For the three and nine-month periods ended October 28, 2006 and October 29, 2005, the Company recognized stock-based compensation expense as follows (in $000):
	Three Months Ended		Nine Months Ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Stock options and ESPP	$3,232	$—	$10,004	$—
Restricted stock	3,268	4,511	10,117	12,384

Total	$6,500	$4,511	$20,121	$12,384

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

The Company estimates the expected term of options granted taking into account historical and expected future exercise, cancellation and forfeiture behavior.  The Company estimates the volatility of the common stock by using historical volatility over a period equal to the award’s expected term.  The risk-free interest rates that are used in the valuation models are based upon yields of U.S. Treasury issues with remaining terms similar to the expected term on the options.  Dividend yield has been estimated based on the Company’s expectation as to future dividend payouts.

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

The fair value of stock options and ESPP rights granted during the respective periods were estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended

Stock Options	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Expected life from grant date (years)	3.9	4.2	4.2	3.4
Expected volatility	30.3%	32.9%	32.5%	33.8%
Risk-free interest rate	5.1%	4.4%	4.6%	3.8%
Dividend yield	0.9%	0.8%	0.8%	0.7%

	Three Months Ended		Nine Months Ended

Employee Stock Purchase Plan	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Expected life from grant date (years)	1.0	1.0	1.0	1.0
Expected volatility	26.7%	30.9%	26.7%	30.9%
Risk-free interest rate	4.5%	2.9%	4.5%	2.9%
Dividend yield	0.8%	0.7%	0.8%	0.7%

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the periods ended October 28, 2006 and October 29, 2005 is as follows (in $000):

	Three Months Ended		Nine Months Ended

Statements of Earnings Classification	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Cost of goods sold	$2,591	$2,161	$8,464	$5,932
Selling, general and administrative	3,909	2,350	11,657	6,452

Total	$6,500	$4,511	$20,121	$12,384

Prior to fiscal 2006, the Company had accounted for share-based compensation costs in accordance with APB No. 25, as permitted by SFAS No. 123.  Had compensation costs for the Company’s equity plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share for the periods ended October 29, 2005 would have been reduced to the pro forma amounts indicated below:

($000, except per share data)		Three Months Ended October 29, 2005	Nine Months Ended October 29, 2005

Net earnings	As reported	$36,325	$128,654
Add: Stock-based employee compensation expense included in reported net earnings, net of tax		2,744	7,532
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		(5,073)	(15,097)

Net earnings	Pro forma	$33,996	$121,089

Basic earnings per share	As reported	$.25	$.89
	Pro forma	$.24	$.84
Diluted earnings per share	As reported	$.25	$.87
	Pro forma	$.23	$.83

The weighted average fair values per share of stock options granted for the three-month periods ended October 28, 2006 and October 29, 2005, were $7.31 and $7.81, and for the nine-month periods ended October 28, 2006 and October 29, 2005, were $8.52 and $7.82, respectively.  The weighted average fair values per share of employee stock purchase awards for the three and nine-month periods ended October 28, 2006 and October 29, 2005, were $7.72 and $7.61, respectively.

Stock option activity.  The following table summarizes stock option activity for the nine months ended October 28, 2006:

	Number of shares (in thousands)	Weighted average exercise price

Outstanding at January 28, 2006	8,665	$20.51
Granted	794	27.70
Exercised	(930)	15.01
Forfeited	(247)	26.93

Outstanding at October 28, 2006	8,282	$21.62

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of October 28, 2006 (number of shares in thousands):

			Options outstanding			Options exercisable

Exercise price range			Number of shares	Remaining life	Exercise price	Number of shares	Exercise price

$6.47	to	$11.03	1,901	2.76	$10.08	1,901	$10.08
11.06	to	20.90	1,698	5.74	18.18	1,479	18.02
20.90	to	27.81	2,117	8.24	26.03	838	25.16
27.84	to	28.69	1,895	8.25	28.51	498	28.43
$28.71	to	$32.85	671	7.92	29.66	311	29.78

Totals			8,282	6.44	$21.62	5,027	$17.97

The aggregate intrinsic value (the difference between the market price and the option’s exercise price) of options outstanding and options exercisable as of October 28, 2006 was $66.6 million and $58.8 million, respectively.

Restricted stock activity.  During the nine-month period ended October 28, 2006, restricted stock awards totaling 379,000 shares were issued and awards totaling 34,000 shares were forfeited.  The unamortized compensation expense at October 28, 2006 was $26.9 million.  During the period, shares withheld for tax withholding totaled 107,000 shares, and are considered treasury shares which are available for reissuance.  As of October 28, 2006, shares subject to repurchase related to unvested restricted stock totaled 2.0 million shares.  A total of 3.5 million shares were available for new restricted stock awards under the 2004 Plan as of October 28, 2006.

Note C:  Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires both basic and diluted earnings per share (“EPS”) to be computed and reported.  Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period.  Dilutive EPS reflects the potential dilution that could occur if outstanding options to issue common stock were exercised into common stock.

For the three and nine months ended October 28, 2006, there were approximately 4,087,500 and 3,757,800 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.  For the three and nine months ended October 29, 2005, there were approximately 3,464,400 and 2,767,900 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Nine Months Ended

	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS	Basic EPS	Effect of Dilutive Common Stock Equivalents	Diluted EPS

October 28, 2006
Shares	138,570	2,317	140,887	140,184	2,488	142,672
Amount	$.32	$(.01)	$.31	$1.06	$(.02)	$1.04
October 29, 2005
Shares	143,753	1,906	145,659	144,954	2,196	147,150
Amount	$.25	$.00	$.25	$.89	$(.02)	$.87

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

In October 2006, the Company entered into a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured, senior notes.  The notes will be issued in two series.  The series A notes will be for an aggregate of $85.0 million, will be due in December 2018, and will bear interest at a rate of 6.38%.  The series B notes will be for an aggregate of $65.0 million, will be due in December 2021, and will bear interest at a rate of 6.53%.  Issuance of the notes and funding is expected to occur in December 2006.

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

Note F:  Recently Issued Accounting Standards

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB No. 43, Accounting for Compensated Absences” (“EITF No. 06-2”), effective for fiscal years beginning after December 15, 2006.  Under EITF No. 06-2, compensation cost associated with a sabbatical or other similar benefit programs should be accrued over the requisite service period. The Company does not believe the adoption of EITF No. 06-02 will have a material impact on the Company’s operating results or financial position.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective for fiscal years beginning after November 15, 2007.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s operating results or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), effective for fiscal years ending after December 15, 2006.  This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability in the balance sheet.  SFAS No. 158 does not change the amount of expense that is recorded related to these plans.  The Company has not yet quantified the effects of adopting SFAS No. 158.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 28, 2006 and October 29, 2005, and the related condensed consolidated statements of earnings for the three and nine-month periods ended October 28, 2006 and October 29, 2005, and of cash flows for the nine-month periods ended October 28, 2006 and October 29, 2005.  These interim financial statements are the responsibility of the Company’s management.

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
December 5, 2006

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

Overview

We are the second largest off-price apparel and home goods retailer in the United States, with 772 Ross Dress for Less® (“Ross”) stores in 27 states and Guam, and 26 dd’s DISCOUNTS® stores in California at October 28, 2006.  Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices.  dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

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

The following table summarizes the results of operations for the three and nine month periods ended October 28, 2006 and October 29, 2005:

	Three Months Ended		Nine Months Ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Sales
Sales (millions)	$1,362	$1,237	$3,962	$3,533
Sales growth	10.1%	20.4%	12.1%	16.7%
Comparable store sales growth	4%	9%	5%	6%
Costs and expenses (as a percent of sales)
Cost of goods sold	78.8%	79.2%	77.9%	78.2%
Selling, general and administrative	16.0%	16.0%	16.0%	15.8%
Interest income, net	(0.1)%	0.0%	(0.1)%	0.0%
Earnings before taxes	5.3%	4.8%	6.2%	6.0%
Net earnings	3.2%	2.9%	3.7%	3.6%

Stores.  Our operating strategy is to open additional stores based on local market penetration, local demographic characteristics including population, competition, and the ability to leverage overhead expenses.  We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations.  We also evaluate our current store locations and determine store closures based on similar criteria.

	Three Months Ended		Nine Months Ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Stores at the beginning of the period	770	695	734	649
Stores opened in the period	28	40	65	86
Stores closed in the period	—	—	(1)	—

Stores at the end of the period	798	735	798	735

Sales.  Sales for the three months ended October 28, 2006 increased $125.2 million, or 10.1%, compared to the same period in the prior year, due to the impact of the 63 net new stores opened between October 29, 2005 and October 28, 2006, and a 4% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months).  Sales for the nine months ended October 28, 2006 increased $429.1 million, or 12.1%, compared to the same period in the prior year due to the impact of the 63 net new stores opened between October 29, 2005 and October 28, 2006, and a 5% increase in sales from comparable stores.

Our sales mix is shown below for the three and nine-month periods ended October 28, 2006 and October 29, 2005:

	Three Months Ended		Nine Months Ended

	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Ladies	34%	35%	35%	35%
Home accents and bed and bath	21%	20%	20%	20%
Men’s	14%	15%	15%	14%
Fine jewelry, accessories, lingerie and fragrances	11%	11%	11%	11%
Children’s	10%	10%	9%	10%
Shoes	10%	9%	10%	10%

Total	100%	100%	100%	100%

We expect to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional and local merchandise offerings.  Although our strategies and store expansion program contributed to sales gains for the three and nine-month periods ended October 28, 2006, we cannot be sure that they will result in a continuation of revenue or profit growth.

Stock-based compensation.  Effective in fiscal year 2006, we adopted SFAS No. 123(R) and elected to adopt the standard using the modified prospective transition method.  This new accounting standard requires recognition of compensation expense based on the grant date fair value of all stock-based awards, typically amortized over the vesting period.  The impact on results for the three-month period ended October 28, 2006 was to decrease earnings before taxes by approximately $3.2 million, and net income by approximately $2.0 million.  The impact on results for the nine-month period ended October 28, 2006 was to decrease earnings before taxes by approximately $10.0 million, and net income by approximately $6.1 million.  Prior periods were not revised for comparative purposes.

See Notes A and B to the Notes to the Condensed Consolidated Financial Statements for more information on our implementation of SFAS No. 123(R) and stock-based compensation plans.

Cost of goods sold.  Cost of goods sold for the three months ended October 28, 2006 increased $93.9 million compared to the same period in the prior year mainly due to increased sales from the opening of 63 net new stores between October 29, 2005 and October 28, 2006, a 4% increase in sales from “comparable” stores, and additional stock compensation expenses recognized pursuant to SFAS No. 123(R).

Cost of goods sold as a percentage of sales for the three months ended October 28, 2006 decreased approximately 40 basis points compared with the same period in the prior year.  This decrease was mainly driven by a 170 basis point improvement versus the prior year in shrink and related merchandise accounts payable reconciliation charges.  This favorable change was partially offset by a 70 basis point increase in logistics costs, driven by a combination of higher freight and higher distribution expenses, and a 20 basis point decline in merchandise gross margin mainly due to higher markdowns.  In addition, buying costs, incentive compensation and expenses related to SFAS No. 123(R) increased about 30 basis points and occupancy costs increased by about 10 basis points.

Cost of goods sold for the nine months ended October 28, 2006 increased $322.7 million compared to the same period in the prior year mainly due to increased sales from the opening of 63 net new stores between October 29, 2005 and October 28, 2006, a 5% increase in sales from comparable stores, and additional stock compensation expenses recognized pursuant to SFAS No. 123(R).

Cost of goods sold as a percentage of sales for the nine months ended October 28, 2006 decreased approximately 35 basis points compared with the same period in the prior year.  This decrease was mainly driven by a 35 basis point improvement in merchandise margin primarily due to lower shrink and markdowns, and a 15 basis point improvement in logistics costs, reflecting a decline in distribution expenses that more than offset an increase in freight costs.  This was partially offset by a 10 basis point increase in occupancy costs and a 5 basis point increase in buying expenses, incentive compensation costs and expenses related to SFAS No. 123(R).

We cannot be sure that the gross profit margins realized for the three and nine-month periods ended October 28, 2006 will continue in the future.

Selling, general and administrative expenses.  For the three months ended October 28, 2006, selling, general and administrative expenses increased $19.8 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 63 net new stores between October 29, 2005 and October 28, 2006.

Selling, general and administrative expenses as a percentage of sales for the three months ended October 28, 2006 were flat compared to the same period in the prior year.  A 15 basis point increase in expenses related to SFAS No. 123(R) was offset by a similar 15 basis point decline in other general and administrative costs.  Store-related expenses were relatively flat compared to the prior year.

For the nine months ended October 28, 2006, selling, general and administrative expenses increased $76.9 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 63 net new stores between October 29, 2005 and October 28, 2006.

Selling, general and administrative expenses as a percentage of sales for the nine months ended October 28, 2006 increased approximately 25 basis points compared to the same period in the prior year.  This increase was mainly driven by a 25 basis point aggregate increase in incentive compensation costs and expenses related to SFAS No. 123(R).  Store-related expenses and other general and administrative costs were relatively flat compared to the prior year.

Taxes on earnings.  Our effective tax rate for the three and nine-month periods ended October 28, 2006 and October 29, 2005 was approximately 39%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns.  The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits.  We anticipate that our effective tax rate for fiscal 2006 will be approximately 38% to 40%.

Net earnings.  The increase in net earnings as a percentage of sales for the three months ended October 28, 2006, compared to the same period in the prior year, is primarily due to lower cost of goods sold and higher interest income, which is partially offset by a slightly higher tax rate as a percentage of sales.  Net earnings as a percentage of sales for the nine months ended October 28, 2006 is higher than the prior year primarily due to lower cost of goods sold and higher interest income, which is partially offset by higher selling, general and administrative expenses as a percentage of sales.

Earnings per share.  Diluted earnings per share increased to $.31 for the three months ended October 28, 2006 from $.25 in the prior year period, and to $1.04 for the nine-month period ended October 28, 2006 from $.87 in the prior year period, as a result of an increase in net earnings and a decrease in weighted average diluted shares outstanding, which was largely attributable to the repurchase of common stock under the Company’s stock repurchase program.

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

	Nine Months Ended

($000)	October 28, 2006	October 29, 2005

Cash flows from operating activities	$330,249	$264,201
Cash flows used in investing activities	(192,420)	(71,931)
Cash flows used in financing activities	(207,527)	(129,848)

Net (decrease) increase in cash and cash equivalents	$(69,698)	$62,422

Operating Activities

Net cash provided by operating activities was $330.2 million and $264.2 million for the nine months ended October 28, 2006 and October 29, 2005, respectively.  The primary source of cash from operations for the nine months ended October 28, 2006 and October 29, 2005 was net earnings plus non-cash expenses for depreciation and amortization and increased trade credit, partially offset by cash used to finance merchandise inventory.  The increase in cash flows from operations for the nine months ended October 28, 2006 is primarily due to a net increase in trade credit financed merchandise inventory.  Working capital (defined as current assets less current liabilities) was $253.1 million as of October 28, 2006, compared to $386.2 million as of October 29, 2005.  Our primary source of liquidity is the sale of our merchandise inventory.  We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the nine-month periods ended October 28, 2006 and October 29, 2005, we spent approximately $180.7 million and $139.3 million, respectively, for capital expenditures (excluding leased equipment) for fixtures and leasehold improvements to open new stores, implement information technology systems, install and implement materials handling equipment and related distribution center systems, and various other expenditures related to stores, buying and corporate offices.  For the nine-month period ended October 28, 2006, this amount included the purchase of distribution center assets under a lease of $87.3 million.  We opened 65 and 86 new stores during the nine months ended October 28, 2006 and October 29, 2005, respectively.  In addition, for the nine months ended October 28, 2006 and October 29, 2005, we made net purchases of $11.7 million and received net proceeds from sales of investments of $67.4 million, respectively.

We are forecasting approximately $235.0 million in capital expenditures for 2006 to fund fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, to fund the relocation, or upgrade of existing stores, and to fund investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various buying and corporate office expenditures.  The forecast for full year 2006 capital expenditures was reduced by $30.0 million from previous estimates due to timing changes for certain distribution center related projects.  This $235.0 million forecast includes $87.3 million related to our purchase in May 2006 of the leased real estate and other assets at our Fort Mill, South Carolina distribution center.  We expect to fund remaining 2006 capital expenditures out of cash flows from operations.

Financing Activities

During the nine-month periods ended October 28, 2006 and October 29, 2005, our liquidity and capital requirements were provided by cash flows from operations and trade credit.  Substantially all of our store locations, buying offices, our corporate headquarters, and one distribution center are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.  We own our distribution centers in Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina.

In March 2006, we repaid our $50.0 million term debt outstanding as of January 28, 2006 in full.  In May 2006, we exercised our option to purchase our Fort Mill, South Carolina distribution center for $87.3 million.

We repurchased 5.4 million and 4.9 million shares of common stock for an aggregate purchase price of approximately $147.7 million and $133.0 million during the nine-month periods ended October 28, 2006 and October 29, 2005, respectively.  These repurchases were funded by cash flows from operations.

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

In October 2006, we entered into a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured, senior notes.  The notes will be issued in two series.  The series A notes will be for an aggregate of $85.0 million, will be due in December 2018, and will bear interest at a rate of 6.38%.  The series B notes will be for an aggregate of $65.0 million, will be due in December 2021, and will bear interest at a rate of 6.53%.  Issuance of the notes and funding is expected to occur in December 2006.

The table below presents our significant contractual payment obligations as of October 28, 2006:

($000) Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years	Total

Operating leases	$277,181	$500,568	$392,663	$476,533	$1,646,945
Other financings:
Synthetic leases	9,717	9,183	8,181	7,159	34,240
Other synthetic lease obligations	3,001	6,946	—	56,000	65,947
Purchase obligations	1,486,633	12,473	1,208	—	1,500,314

Total contractual obligations	$1,776,532	$529,170	$402,052	$539,692	$3,247,446

Off-Balance Sheet Arrangements

Operating leases.  Substantially all of our store sites, one of our distribution centers, and our buying offices and corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems.  These leases are accounted for as operating leases for financial reporting purposes.  The initial terms of these leases are two years, and we typically have options to renew the leases for two to three one-year periods.  Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term.  We have guaranteed the value of the equipment, of $9.9 million, at the end of the respective initial lease terms, which is included in other synthetic lease obligations in the table above.

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

In addition, we lease two separate warehouse facilities for packaway storage in Carlisle, Pennsylvania under operating leases expiring through 2011.  In June 2006, we entered into a two-year lease extension with one one-year option for our warehouse facility in Fort Mill, South Carolina, extending the term to February 2009.  These three leased facilities are being used primarily to store packaway merchandise.

The synthetic lease facilities described above, as well as our revolving credit facility, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios.  In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved.  As of October 28, 2006, we were in compliance with these covenants.

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

Purchase obligations.  As of October 28, 2006 we had purchase obligations of $1.5 billion.  These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts.  Merchandise inventory purchase orders of $1.4 billion represent purchase obligations of less than one year as of October 28, 2006.

Albertsons real estate transaction.  In October 2006, we announced an agreement with Albertsons LLC to acquire certain leasehold rights to 46 former Albertsons sites in California, Florida, Texas, Arizona, Colorado and Oklahoma.  We plan to incorporate these properties into our 2007 expansion program.  This real estate opportunity gives us the ability to acquire a substantial number of store sites in several of our established, top performing markets.  We expect to realize contributions to earnings and cash flow from these additional locations beginning in fiscal year 2007.  We expect the leases will be finalized over the next few months.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at October 28, 2006:

	Amount of Commitment Expiration Per Period				Total amount committed

($000) Commercial Credit Commitments	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years

Revolving credit facility	$—	$—	$600,000	$—	$600,000

Total commercial commitments	$—	$—	$600,000	$—	$600,000

Revolving credit facility.  We have available a $600.0 million revolving credit facility with our banks, which contains a $300.0 million sublimit for issuances of standby letters of credit, of which $236.1 million was available at October 28, 2006.  In July 2006, we amended this facility to change the expiration date and interest pricing.  Interest is LIBOR-based plus an applicable margin (currently 45 basis points) and is payable upon borrowing maturity but no less than quarterly.  Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios.  We have had no borrowings under this facility, which expires in July 2011.

Standby letters of credit.  We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims.  We had $63.9 million and $61.7 million in standby letters of credit outstanding at October 28, 2006 and October 29, 2005, respectively.

Trade letters of credit.  We had $16.8 million and $17.9 million in trade letters of credit outstanding at October 28, 2006 and October 29, 2005, respectively.

Dividends.  In November 2006, our Board of Directors declared a cash dividend payment of $.06 per common share, payable on or about January 2, 2007.  Our Board of Directors declared quarterly cash dividends of $.06 per common share in August 2006, May 2006, January 2006 and November 2005, and $.05 per common share in January, May and August 2005.

Stock repurchase programs.  In November 2005, we announced that our Board of Directors authorized a new two-year stock repurchase program of up to $400.0 million for 2006 and 2007.  We repurchased 5.4 million and 4.9 million shares of common stock for aggregate purchase prices of approximately $147.7 million and $133.0 million for the nine months ended October 28, 2006 and October 29, 2005, respectively.

We estimate that cash flows from operations, our planned issuance of senior unsecured notes, bank credit lines and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

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

Long-lived assets.  We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows.  An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group.  If our actual results differ materially from projected results, an impairment charge may be required in the future.  In the course of performing this analysis, we determined that no long-lived asset impairment charge was required for the three and nine months ended October 28, 2006 and October 29, 2005.

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

Lease accounting.  In the first quarter of 2006, we adopted FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires that rental costs incurred during a construction period be expensed, not capitalized.  When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, we record rental expense on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent.  We amortize deferred rent on a straight-line basis over the lease term commencing on the possession date.  Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term.  Changes in tenant improvement allowances are included as a component of operating activities in the Condensed Consolidated Statements of Cash Flows.

Self-insurance.  We self insure certain of our workers’ compensation and general liability risks as well as certain coverages under our health plans.  Our self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported.  Should a greater amount of claims occur compared to what is estimated or the costs of medical care and state statutory requirements increase beyond what was anticipated, our recorded reserves may not be sufficient and additional charges could be required.

Stock-based compensation.  We now account for stock-based compensation under the provisions of SFAS No. 123(R).  Under SFAS No. 123(R) compensation expense is recognized for the grant date fair value of new awards granted in fiscal 2006 and later, and for the unvested portion of prior year awards that were outstanding as of January 28, 2006.  Stock-based awards are valued using the Black-Scholes option pricing model, consistent with our prior pro forma disclosures under SFAS No. 123.  Compensation expense for awards outstanding at the effective date is recognized over the remaining vesting period using the compensation cost calculated for purposes of the prior pro forma disclosures.  For awards granted after the adoption date, we recognize expense for the fair value of the award on a straight-line basis over the applicable vesting term.

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

New Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB No. 43, Accounting for Compensated Absences” (“EITF No. 06-2”), effective for fiscal years beginning after December 15, 2006.  Under EITF No. 06-2 compensation cost associated with a sabbatical or other similar benefit programs should be accrued over the requisite service period. We do not believe the adoption of EITF No. 06-02 will have a material impact on our operating results or financial position.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective for fiscal years beginning after November 15, 2007.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  We do not believe the adoption of SFAS No. 157 will have a material impact on our operating results or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), effective for fiscal years ending after December 15, 2006.  This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability in the balance sheet.  SFAS No. 158 does not change the amount of expense that is recorded related to these plans.  We have not yet quantified the effects of adopting SFAS No. 158.

Forward-Looking Statements

This report may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures and other matters.  These forward-looking statements reflect our then current beliefs, projections and estimates with respect to future events and our projected financial performance, growth, operations and competitive position.  The words “plan,” “expect,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

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

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our annual report on Form 10-K for 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which primarily include changes in interest rates.  We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency. We had no outstanding forward contracts at October 28, 2006.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates.  As of October 28, 2006, we had no borrowings outstanding under our revolving credit facilities.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, or cash flows as of and for the three and nine-month periods ended October 28, 2006.  We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that there was no such change during the third fiscal quarter.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The two paragraphs under the caption “Provision for litigation expense and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A.  Risk Factors

Our quarterly report on Form 10-Q for our third fiscal quarter 2006, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, growth, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections.  Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows and the performance of our common stock may be adversely affected by a number of risk factors.  Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

We are subject to the economic and industry risks that affect large retailers operating in the United States.

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
•

A change in the availability, quantity or quality of attractive brand-name merchandise at desirable discounts that could impact our ability to purchase product and continue to offer customers a wide assortment of merchandise at competitive prices.

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

•	Potential pressure on freight costs from higher-than-expected fuel surcharges.

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

The continued success of our business depends, in part, upon our ability to increase sales at our existing store locations, and to open new stores and to operate stores on a profitable basis.  Our existing strategies and store expansion programs may not result in a continuation of our anticipated revenue growth or profit growth.  In executing our off-price retail strategies and working to improve our efficiency, expand our store network, and reduce our costs, we face a number of operational risks, including:

•	Our ability to attract and retain personnel with the retail expertise necessary to execute our strategies.
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

•	Our ability to improve new store sales and profitability, especially in newer regions and markets.

•	Our ability to achieve and maintain targeted levels of productivity and efficiency in our distribution centers.
•	Our ability to continue to acquire or lease acceptable new store locations.
•	Our ability to identify and to successfully enter new geographic markets.
•	Lower than planned gross margin, including higher than planned markdowns, inventory shortage or freight costs.
•

Greater than planned operating costs including, among other factors, increases in occupancy costs, advertising costs, and wage and benefit costs, including the impact of changes in labor laws or as a result of class action or other lawsuits relating to wage and hour claims and other labor-related matters.

•

Our ability to convert certain Albertsons real estate sites to the Ross and dd’s DISCOUNTS formats in a timely and cost effective manner and on acceptable terms, and the ability to achieve targeted levels of sales, profits and cash flows from these acquired store locations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the third quarter of 2006 is as follows:

Period	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs ($000)

August (7/30/2006-8/26/2006)	476,348	$23.49	475,615	$290,000
September (8/27/2006-9/30/2006)	849,341	$25.42	833,700	$269,000
October (10/1/2006-10/28/2006)	556,100	$29.97	550,018	$252,000

Total	1,881,789	$26.27	1,859,333

[1] We acquired 22,456 shares during the quarter ended October 28, 2006 related to income tax withholdings for restricted stock.  All remaining shares were repurchased under the two-year $400.0 million stock repurchase program publicly announced in November 2005.

Item 6.  Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.

(Registrant)

Date: December 6, 2006	By:	/s/ J. Call

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

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	First Amendment to the Employment Agreement between Barry Gluck and Ross Stores, Inc. effective October 2, 2006.

10.2	Note Purchase Agreement dated October 17, 2006.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 5, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.