Form 10-K
period 2007-02-03
ROSS STORES INC
filed 2007-04-03
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
or
TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 0-14678

Ross Stores, Inc.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	94-1390387 (I.R.S. Employer Identification No.)

4440 Rosewood Drive, Pleasanton, California (Address of principal executive offices)	94588-3050 (Zip Code)

Registrant's telephone number, including area code	(925) 965-4400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
----------------------------	----------------------------------
Common stock, par value $.01	Nasdaq Stock Markets LLC
Securities registered pursuant to Section 12(g) of the Act: Title of each class ---------------------------- None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer   X   Accelerated filer       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No   X

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 29, 2006 was $3,436,248,585, based on the closing price on that date as reported by the NASDAQ Stock Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 16, 2007 was 139,023,168.

Documents incorporated by reference:
Portions of the Proxy Statement for Registrant's 2007 Annual Meeting of Stockholders, which will be filed on or before June 4, 2007, are incorporated herein by reference into Part III.

PART I

Item 1.     Business.

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two chains of off-price retail apparel and home accessories stores. At February 3, 2007, there were 771 Ross Dress for Less® (“Ross”) locations in 27 states and Guam and 26 dd’s DISCOUNTS® stores in California. Both chains target value-conscious women and men between the ages of 18 and 54. Ross customers are primarily from middle income households, while the dd’s DISCOUNTS target customer is typically from lower income households. The decisions we make, from merchandising, purchasing and pricing, to the locations of our stores, are aimed at these customer bases.

Ross offers first-quality, in-season, name-brand and designer apparel, accessories, footwear and home merchandise for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features more moderately-priced assortments of first-quality, in-season, name-brand and fashion apparel, accessories, footwear and home merchandise for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices. We believe that both Ross and dd’s DISCOUNTS derive a competitive advantage by offering a wide assortment of product within each of our merchandise categories in organized and easy-to-shop store environments.

Our mission is to offer competitive values to our target customers by focusing on the following key strategic objectives:

  Achieve an appropriate level of recognizable brands, labels and fashions at strong discounts throughout the store.
  Meet customer needs on a more regional and local basis.
  Deliver an in-store shopping experience that reflects the expectations of the off-price customer.
  Manage real estate growth to compete effectively across all of our markets.

The original Ross Stores, Inc. was incorporated in California in 1957. In August 1982, the Company was purchased by some of our then and current directors and stockholders. In June 1989, we reincorporated in the state of Delaware. In 2004, we opened our first dd’s DISCOUNTS locations.

We refer to our fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 as fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

Merchandising, Purchasing and Pricing

We seek to provide our customers with a wide assortment of first-quality, in-season, brand-name and fashion apparel, accessories, footwear and home merchandise for the entire family at everyday savings of 20% to 60% below regular department and specialty store prices at Ross, and 20% to 70% below moderate department and discount store prices at dd’s DISCOUNTS. We sell recognizable branded merchandise that is current and fashionable in each category. New merchandise typically is received from three to five times per week at both Ross and dd’s DISCOUNTS stores. Our buyers review their merchandise assortments on a weekly basis, enabling them to respond to selling trends and purchasing opportunities in the market. Our Ross merchandising strategy is reflected in our television advertising for our Ross stores, which emphasizes a strong value message -- our customers will find great savings every day on a broad assortment of brand-name merchandise.

Merchandising. Our merchandising strategy incorporates a combination of off-price buying techniques to purchase advance-of-season, in-season, and past-season merchandise for both Ross and dd’s DISCOUNTS. We believe nationally recognized name brands sold at compelling discounts will continue to be an important determinant of our success. We generally leave the brand-name label on the merchandise we sell.

We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection of brand names within each classification with a wide assortment of vendors, labels, prices, colors, styles and fabrics within each size or item. Over the past several years, we have diversified our merchandise offerings by adding new product categories such as maternity, small furniture and furniture accents, educational toys and games, luggage, gourmet food and cookware, watches, sporting goods and, in select Ross stores, fine jewelry. The mix of comparable store sales by department in fiscal 2006 for Ross was approximately as follows: Ladies 33%, Home Accents and Bed and Bath 22%, Men's 15%, Fine Jewelry, Accessories, Lingerie and Fragrances 11%, Shoes 10%, and Children’s 9%.

Purchasing. We have a combined network of approximately 6,000 vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers and have not experienced any difficulty in obtaining sufficient merchandise inventory.

We believe that our ability to effectively execute certain off-price buying strategies is a key factor in our success. Our buyers use a number of methods that enable us to offer our customers brand-name and fashion merchandise at strong everyday discounts relative to department and specialty stores for Ross and moderate department and discount stores for dd’s DISCOUNTS. By purchasing later in the merchandise buying cycle than department and specialty stores, we are able to take advantage of imbalances between retailers’ demand for products and manufacturers’ supply of those products.

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

The vast majority of the merchandise that we offer in all of our stores is acquired through opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as "close-out" and "packaway" purchases. Close-outs can be shipped to stores in-season, allowing us to get in-season goods in our stores at lower prices. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within our merchandise assortments. Packaway merchandise is mainly fashion basics and, therefore, not usually affected by shifts in fashion trends.

In fiscal 2006, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 38% of total inventories as of February 3, 2007, compared to 41% at the end of the prior year. We believe the strong discounts we are able to offer on packaway merchandise are a key driver of our business.

We are currently working to improve our analytical capabilities for merchandise planning, buying and allocation through the development of new processes and systems enhancements that are expected over the next few years to address more localized customer preferences. The long-term objective of these investments is to finetune our merchandise offerings at a more local level to improve sales productivity and gross profit margins. Once fully implemented, these new analytical capabilities and systems enhancements are also expected to provide us with the tools to improve, over time, store sales productivity and profitability in both newer and existing regions and markets.

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

We have a total of approximately 300 merchants for Ross and dd’s DISCOUNTS combined, although the two buying organizations are separate and distinct. These buying resources include merchandise management, buyers and assistant buyers. Ross and dd’s DISCOUNTS buyers have an average of about 13 years of experience, including merchandising positions with other retailers such as Bloomingdale's, Burlington Coat Factory, Dayton Hudson, Foot Locker, Kohl’s, Lechters, Lord & Taylor, Macy's, Marshalls, Nordstrom, Robinsons/May, Sterns, T.J. Maxx and Value City. We believe that the investment we have made over the years in our merchandise organization enables our merchants to spend more time in the market developing and nurturing relationships with a wide array of manufacturers and vendors, enhancing our ability to continue to procure the most desirable brands and fashions at competitive discounts.

Our off-price buying strategies and our experienced teams of merchants enable us to purchase Ross merchandise at net prices that are lower than prices paid by department and specialty stores and dd’s DISCOUNTS merchandise at net prices that are lower than prices paid by moderate department and discount stores.

Pricing. Our policy is to sell brand-name merchandise at Ross that is priced 20% to 60% below most department and specialty store regular prices. At dd’s DISCOUNTS, we sell more moderate brand-name product and fashions that are priced 20% to 70% below most moderate department and discount store regular prices. Our pricing policy is reflected on the price tag displaying our selling price as well as the comparable selling price for that item in department and/or specialty stores for Ross merchandise, or in more moderate department and discount stores for dd’s DISCOUNTS merchandise.

Our pricing strategy at Ross differs from that of a department or specialty store. We purchase our merchandise at lower prices and mark it up less than a department or specialty store. This strategy enables us to offer customers consistently low prices. We review specified departments in the stores weekly for possible markdowns based on the rate of sale as well as at the end of fashion seasons to promote faster turnover of merchandise inventory and to accelerate the flow of fresh merchandise. A similar pricing strategy is in place at dd’s DISCOUNTS where prices are compared to those in moderate department and discount stores.

Stores

At February 3, 2007, we operated a total of 797 stores, of which 771 are Ross stores and 26 are dd’s DISCOUNTS stores. Our stores are conveniently located in predominantly community and neighborhood strip shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, we cluster stores to maximize economies of scale in advertising, distribution and field management.

We believe a key element of our success is our organized, attractive, easy-to-shop, in-store environments at both Ross and dd’s DISCOUNTS, which allow customers to shop at their own pace. Our stores are designed for customer convenience in their merchandise presentation, dressing rooms, checkout and merchandise return areas. Each store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We encourage our customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere. At most stores, shopping carts, baskets, and/or shopping bags are available at the entrance for customer convenience. All cash registers are centrally located at store entrances for customer ease and efficient staffing.

The Company uses point-of-sale (“POS”) hardware and software systems in all stores, which minimizes transaction time for the customer at the checkout counter by electronically scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. In addition, the POS systems allow us to accept PIN-based debit cards and electronic gift cards from customers. On a combined basis, approximately 55% of payments in fiscal 2006 and 54% of payments in 2005 were made with credit cards and debit cards. We provide cash or credit card refunds on all merchandise returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or credited with a credit voucher at the price on the receipt.

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

Distribution

We have a total of four distribution processing facilities. We lease a 1.3 million square foot distribution center in Perris, California. We own our 1.3 million square foot distribution center in Fort Mill, South Carolina, which we purchased in 2006, our 685,000 square foot distribution center in Moreno Valley, California, which we purchased in 2005, and our 426,000 square foot distribution center located in Carlisle, Pennsylvania. We have plans for future expansion at the Moreno Valley, California, distribution center. See additional discussion in Management’s Discussion and Analysis.

In addition, we lease three separate warehouse facilities for packaway storage, two of which are located in Carlisle, Pennsylvania, totaling approximately 239,000 and 246,000 square feet, and the third in Fort Mill, South Carolina, totaling 253,000 square feet. We utilize other third-party facilities as needed for storage of packaway inventory.

In fiscal 2007 we plan to continue to invest in our distribution network by spending approximately $90 million, mainly for the expansion of our Moreno Valley facility to increase our distribution and packaway storage capacity.

We also utilize third-party cross docks to distribute merchandise to stores on a regional basis. Shipments are made by contract carriers to the stores from three to five times per week depending on location.

We believe that our existing distribution centers with their expansion capabilities will provide adequate processing capacity to support store growth into fiscal year 2008.

Information Systems

In fiscal 2006, we continued to invest in new systems and technology to provide a platform for growth over the next several years. Recent initiatives include the following:

  We implemented additional enhancements to our Core Merchandising applications in order to support our continued growth. We are now in the process of implementing capabilities which we will use to enhance our new store opening process, pre-season planning, and in-season trending. We plan to roll out these enhancements over the next few years.
  We introduced a new store-level Task Management System, which allows us to improve store staff productivity, better monitor and address problems and improve two-way communications between corporate personnel and personnel in the field.
  We began a chain level update to our store network in order to increase communication bandwidth while decreasing monthly recurring costs. We plan to complete this network upgrade in fiscal 2007. This improvement will open the opportunity to deploy additional capabilities in the stores, to streamline internal processes and to improve operational efficiencies.
  We implemented enhancements to our Transportation Management System. These improvements provided increased supply chain visibility and improved freight routing capabilities.
  We implemented additional enhancements to our Warehouse Management System at all distribution centers. These improvements provided increased operational and inventory control, as well as improved transaction accountability.

Advertising

We rely primarily on television advertising to communicate the Ross value proposition -- brand-name merchandise at low everyday prices. This strategy reflects our belief that television is the most efficient and cost-effective medium for communicating everyday savings on a wide selection of brand-name bargains for both the family and home. Advertising for dd’s DISCOUNTS is primarily focused on new store grand openings.

Trademarks

The trademarks for Ross Dress For Less® and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

As of February 3, 2007, we had approximately 35,800 total employees, including an estimated 22,500 part-time employees. Additionally, we hire temporary employees -- especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

Competition

We believe the principal competitive factors in the off-price retail apparel and home accessories industry are offering significant discounts on brand-name merchandise, offering a well-balanced assortment appealing to our target customer, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we have invested in our buying organization and developed a merchandise allocation system to distribute product based on regional factors, as well as other systems and procedures to maximize cost efficiencies and leverage expenses in an effort to mitigate competitive pressures on gross margin. We believe that we are well positioned to compete on the basis of each of these factors.

Nevertheless, the national retail apparel market is highly fragmented and competitive. We face intense competition for business from department stores, specialty stores, discount stores, warehouse stores, other off-price retailers and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources than we do. We also compete to some degree with retailers that sell apparel and home accessories through catalogs or over the internet. The retail apparel business may become even more competitive in the future.

dd’s DISCOUNTS

As of February 3, 2007, we operated 26 dd’s DISCOUNTS stores. This newer off-price concept targets the needs of lower income households, which we believe to be one of the fastest growing demographic markets in the country. dd’s DISCOUNTS features a moderately-priced assortment of first-quality, in-season, name-brand and fashion apparel, accessories, footwear and home merchandise at everyday savings of 20% to 70% off moderate department and discount store regular prices. We opened ten initial locations in California during the second half of 2004, another ten stores in 2005, and six stores during fiscal 2006. This business generally has similar merchandise departments and categories to those of Ross, but features a different mix of brands, consisting mostly of moderate department store and discount store labels at lower average price points. The average dd’s DISCOUNTS store is approximately 27,000 gross square feet and is located in an established strip shopping center in a densely populated urban or suburban neighborhood. The merchant, store and distribution organizations for dd’s DISCOUNTS and Ross are separate and distinct; however, dd’s DISCOUNTS shares certain other corporate and support services with Ross.

Available Information

The internet address for our website is www.rossstores.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available free of charge on or through our website, promptly after being electronically filed with the Securities and Exchange Commission.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for fiscal 2006, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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
  Potential changes in the level of consumer spending on or preferences for apparel or home-related merchandise, including the potential impact from higher gas prices and/or lower home prices on consumer spending.
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
  Potential disruptions in the supply chain that could impact our ability to deliver product to our stores in a timely and cost-effective manner.
  A change in the availability, quality or cost of new store real estate locations.
  A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores or a distribution center. Our corporate headquarters, two distribution centers and 28% of our stores are located in California.
  Potential pressure on freight costs from higher-than-expected fuel surcharges.

We are subject to operating risks as we attempt to execute our merchandising and growth strategies.

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
  Our ability to successfully implement new processes and systems enhancements that are expected to improve our merchandising capabilities over the next few years with the goal of being able to plan, buy and allocate product at a more local versus regional level.
  Our ability to improve new store sales and profitability, especially in newer regions and markets.
  Our ability to achieve and maintain targeted levels of productivity and efficiency in our distribution centers.
  Our ability to continue to acquire or lease acceptable new store locations.
  Our ability to identify and to successfully enter new geographic markets.
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
  Our ability to convert certain former Albertsons real estate sites to the Ross and dd’s DISCOUNTS formats in a timely and cost-effective manner and on acceptable terms, and the ability to achieve targeted levels of sales, profits and cash flows from these acquired store locations.

Item 1B.     Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year and that remain unresolved.

Item 2.     Properties

Stores

From August 1982 to February 3, 2007, we expanded from six Ross locations in California to 771 Ross stores in 27 states and one Ross store in Guam. In addition, we operate 26 dd’s DISCOUNTS locations in California. All stores are leased, with the exception of two locations.

During fiscal 2006, we opened 60 new Ross stores, relocated two stores and closed three existing locations. The average new Ross store in fiscal 2006 was approximately 30,000 gross square feet, yielding about 25,000 square feet of selling space. As of February 3, 2007, our 771 Ross stores generally ranged in size from about 25,000 to 35,000 gross square feet and had an average of 29,900 gross square feet and 24,000 selling square feet.

During fiscal 2006, we opened six new dd’s DISCOUNTS stores. The average new dd’s DISCOUNTS store in fiscal 2006 was approximately 27,000 gross square feet, yielding about 21,600 square feet of selling space. As of February 3, 2007, our 26 dd’s DISCOUNTS stores had an average of 27,000 gross square feet and 20,900 selling square feet. All of our dd’s DISCOUNTS locations are currently in California.

During fiscal 2006, no one store accounted for more than 1% of our sales.

We carry earthquake insurance to mitigate our risk on our corporate headquarters, distribution centers, buying offices, and all of our stores.

Our real estate strategy in 2007 and 2008 is to open additional stores, mainly in existing regions, to increase our market penetration and to reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new market are the availability of potential sites, demographic characteristics, competition and population density of the market. In addition, we continue to consider opportunistic real estate acquisitions.

In October 2006, we announced an agreement with Albertsons LLC to acquire certain leasehold rights to 46 former Albertsons sites in California, Florida, Texas, Arizona, Colorado and Oklahoma. We plan to incorporate about 40 of these sites into our 2007 expansion program. This real estate opportunity allowed us to acquire a substantial number of store sites in several of our established, top performing markets.

The following table summarizes the locations of our stores by state as of February 3, 2007 and January 28, 2006. California includes 26 and 20 dd’s DISCOUNTS locations at February 3, 2007 and January 28, 2006, respectively.

	February 3,	January 28,
State/Territory	2007	2006
Alabama	11	9
Arizona	38	35
California	223	212
Colorado	25	22
Delaware	1	-
Florida	87	85
Georgia	40	32
Guam	1	1
Hawaii	11	11
Idaho	8	6
Louisiana	9	9
Maryland	16	15
Mississippi	3	3
Montana	5	5
Nevada	14	13
New Jersey	8	8
New Mexico	5	5
North Carolina	26	24
Oklahoma	13	9
Oregon	21	20
Pennsylvania	22	20
South Carolina	18	17
Tennessee	14	12
Texas	117	105
Utah	9	7
Virginia	23	20
Washington	27	27
Wyoming	2	2
Total	797	734

Where possible, we have obtained sites in buildings requiring minimal alterations. This has allowed us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. To date, we have been able to secure leases in suitable locations for our stores. At February 3, 2007, the majority of our Ross stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is six years, or 22 years if renewal options are included. At February 3, 2007, the majority of our dd’s DISCOUNTS stores had unexpired original lease terms ranging from eight to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is nine years, or 28 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.

See additional discussion under “Stores” in Item 1.

Distribution Centers

We operate two 1.3 million square foot distribution centers -- one in Fort Mill, South Carolina, and the other in Perris, California. The South Carolina facility opened in July 2002 and was originally financed under a synthetic lease. We exercised the option to purchase this property in May 2006. The Perris, California, facility opened in September 2003 and is financed with a ten-year synthetic lease facility that expires in July 2013. We also own a 426,000 square foot distribution center located in Carlisle, Pennsylvania. In addition, we own our 685,000 square foot Moreno Valley, California distribution center, which we purchased in 2005 to increase our distribution and packaway storage capacity. We have plans for future expansion at the Moreno Valley distribution center. See additional discussion in Management’s Discussion and Analysis.

In addition, in November 2001 we entered into a nine-year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse in Carlisle, Pennsylvania. In June 2006, we entered into a two-year lease extension with one one-year option for our 253,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2009. All three of these properties are used to store our packaway inventory.

See additional discussion under “Distribution” in Item 1.

Corporate Headquarters

The Company leases approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The lease terms for these facilities generally expire between 2010 and 2014 and contain renewal provisions.

Item 3.     Legal Proceedings

We are party to class action lawsuits alleging misclassification of assistant store managers and missed meal and rest break periods, and other litigation incident to our business. We believe that none of these legal proceedings will have a material adverse effect on our financial condition or results of operations. See Note J to Notes to Consolidated Financial Statements.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers, indicating each person's principal occupation or employment during at least the past five years. The term of office is at the discretion of our Board of Directors.

Name	Age	Position
Michael Balmuth	56	Vice Chairman, President and Chief Executive Officer

Gary L. Cribb	42	Executive Vice President and Chief Operations Officer

James S. Fassio	52	Executive Vice President, Property Development, Construction and Store Design

Michael O’Sullivan	43	Executive Vice President and Chief Administrative Officer

Lisa Panattoni	44	Executive Vice President, Merchandising

Barbara Rentler	49	Executive Vice President, Merchandising

John G. Call	48	Senior Vice President, Chief Financial Officer and Corporate Secretary

Mr. Balmuth joined the Board of Directors as Vice Chairman and became Chief Executive Officer in September 1996. In February 2005, he also assumed responsibilities as President. Prior to 1996, he served as the Company’s Executive Vice President, Merchandising since July 1993 and Senior Vice President and General Merchandise Manager since November 1989. Before joining the Company, he was Senior Vice President and General Merchandising Manager at Bon Marché in Seattle from September 1988 through November 1989. From April 1986 to September 1988, he served as Executive Vice President and General Merchandising Manager for Karen Austin Petites.

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

Mr. Fassio has served as Executive Vice President, Property Development, Construction and Store Design since February 2005. From March 1991 to February 2005, Mr. Fassio served as Senior Vice President, Property Development, Construction and Store Design. He joined the Company in June 1988 as Vice President of Real Estate. Prior to joining the Company, Mr. Fassio was Vice President, Real Estate and Construction at Craftmart, and Property Director of Safeway Stores.

Mr. O’Sullivan has served as Executive Vice President and Chief Administrative Officer since February 2005. He joined the Company in September 2003 as Senior Vice President, Strategic Planning and Marketing. From 1991 to 2003, Mr. O’Sullivan was with Bain & Company, most recently as a partner, providing consulting advice to retail, consumer goods, financial services and private equity clients.

Ms. Panattoni has served as Executive Vice President, Merchandising since October 2005. She joined the Company as Senior Vice President and General Merchandise Manager, Home in January 2005. In December 2006, she was given additional responsibility for the Home business at both Ross and dd’s DISCOUNTS. Prior to joining the Company, Ms. Panattoni was with The TJX Companies, most recently serving as Senior Vice President of Merchandising and Marketing for HomeGoods from 1998 to 2004, and as Divisional Merchandise Manager at Marmaxx Home Store from 1994 to 1998.

Ms. Rentler has served as Executive Vice President, Merchandising since December 2006. She joined the Company in February 1986 and served as Executive Vice President and Chief Merchandising Officer of dd’s DISCOUNTS from February 2005 to December 2006. Previously, she was Senior Vice President and Chief Merchandising Officer of dd’s DISCOUNTS from January 2004 to February 2005 and Senior Vice President and General Merchandise Manager from February 2001 to January 2004. She also served as Vice President and Group Divisional Merchandise Manager from March 1999 to February 2001. Prior to that, she held various merchandising positions with the Company.

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

General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 742 stockholders of record as of March 16, 2007 and the closing stock price on that date was $31.62 per share.

Cash dividends. In January 2007, our Board of Directors declared a quarterly cash dividend payment of $.075 per common share, payable on or about March 30, 2007. Our Board of Directors declared quarterly cash dividends of $.06 per common share in January, May, August and November 2006, cash dividends of $.06 per common share in November 2005, and cash dividends of $.05 per common share in January, May and August 2005.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2006 is as follows:

			Total number of	Maximum number
	Total		shares (or units)	(or approximate dollar
	number of	Average	purchased as part	value) of shares (or
	shares	price paid	of publicly	units) that may yet be
	(or units)	per share	announced plans or	purchased under the
Period	purchased[1]	(or unit)	programs	plans or programs ($000)
November
(10/29/2006-11/25/2006)	320,465	$ 30.87	319,858	$ 242,000
December
(11/26/2006-12/30/2006)	701,024	$ 30.30	700,722	$ 221,000
January
(12/31/2006-2/3/2007)	679,768	$ 32.36	654,059	$ 200,000

Total	1,701,257	$ 31.23	1,674,639	$ 200,000

1 We acquired 26,618 shares during the quarter ended February 3, 2007 related to income tax withholdings for restricted stock. All remaining shares were repurchased under the two-year $400.0 million stock repurchase program announced in November 2005.

See Note H to Notes to Consolidated Financial Statements for equity compensation plan information and Item 12 for “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stockholder Return Performance Graph

The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Set forth below is a line graph comparing the cumulative total stockholder returns for the Company's common stock over the last five years with the Standard & Poors 500 Index and the Standard & Poors Retailing Group. The comparison graph assumes that the value of the investment in the Company’s common stock and the comparative indices was $100 on January 31, 2002 and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and may vary slightly from the Company's actual fiscal year-end date for each period. Data with respect to returns for the Standard & Poors indices is not readily available for periods shorter than one month. The total return assumes the reinvestment of dividends at the frequency with which dividends are paid. The graph is a historical representation of past performance only and is not necessarily indicative of future returns to stockholders.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Ross Stores, Inc., S & P 500 Index
and S & P Retailing Group

* $100 invested on 1/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending January 31.

		Indexed Returns for Years Ending
	Base
	Period
	January	January	January	January	January	January
Company / Index	2002	2003	2004	2005	2006	2007
ROSS STORES INC	100	108	155	160	165	184
S&P 500 INDEX	100	77	104	110	121	139
S&P RETAILING GROUP	100	71	106	124	132	151

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

($000, except per share data)	2006[1]	2005	2004	2003	2002

Operations

Sales	$ 5,570,210	$ 4,944,179	$ 4,239,990	$ 3,920,583	$ 3,531,349
Cost of goods sold[2]	4,317,527	3,852,591	3,286,604	2,925,454	2,636,086
Percent of sales	77.5%	77.9%	77.5%	74.6%	74.6%
Selling, general and administrative[2]	863,033	766,144	657,668	621,706	566,452
Percent of sales	15.5%	15.5%	15.5%	15.9%	16.0%
Impairment of long-lived assets[3]	-	-	15,818	-	-
Interest (income) expense, net	(8,627)	(2,898)	915	(262)	279
Earnings before taxes	398,277	328,342	278,985	373,685	328,532
Percent of sales	7.2%	6.6%	6.6%	9.5%	9.3%
Provision for taxes on earnings	156,643	128,710	109,083	146,111	128,456
Net earnings	241,634	199,632	169,902	227,574	200,076
Percent of sales	4.3%	4.0%	4.0%	5.8%	5.7%
Basic earnings per share	$ 1.73	$ 1.38	$ 1.15	$ 1.50	$ 1.28
Diluted earnings per share	$ 1.70	$ 1.36	$ 1.13	$ 1.47	$ 1.25

Cash dividends declared per common share	$ .255	$ .220	$ .178	$ .129	$ .100

[1]	Fiscal 2006 was a 53-week year; all other fiscal years presented were 52 weeks.

[2]	In periods prior to fiscal 2006, stock-based compensation expense and incentive compensation expense were included in selling, general and administrative expenses. In accordance with the Company’s implementation of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” all compensation-related expenses are recorded in a manner similar to other employee payroll costs. Therefore, for periods prior to fiscal 2006, the Company has reclassified the portion of stock-based compensation and incentive compensation that relates to personnel in the merchandising and distribution organizations from selling, general and administrative expense to cost of goods sold. See also Notes to Consolidated Financial Statements.

[3]	For the year ended January 29, 2005, the Company recognized a net impairment charge of $15.8 million on its previously owned corporate headquarters in Newark, California.

     Selected Financial Data

	($000, except per share data)	2006[1]	2005	2004	2003	2002

	Financial Position

	Merchandise inventory	$1,051,729	$ 938,091	$853,112	$841,491	$716,518
	Property and equipment, net	748,233	639,852	556,178	516,618	429,325
	Total assets[2]	2,358,591	1,938,738	1,741,215	1,691,465	1,406,129
	Return on average assets	11%	11%	10%	15%	16%
	Working capital[2]	431,699	349,864	416,376	409,507	313,878
	Current ratio	1.4:1	1.4:1	1.6:1	1.6:1	1.5:1
	Long-term debt	150,000	-	50,000	50,000	25,000
	Long-term debt as a percent
	of total capitalization	14%	-	6%	6%	4%
	Stockholders' equity	909,830	836,172	765,569	752,560	640,856
	Return on average
	stockholders' equity	28%	25%	22%	33%	34%
	Book value per common share
	outstanding at year-end	$ 6.53	$ 5.80	$5.22	$4.98	$4.14

	Operating Statistics

	Number of stores opened	66	86	84	66	60
	Number of stores closed	3	1	3	5	5
	Number of stores at year-end	797	734	649	568	507
	Comparable store sales increase
	(decrease) (52-week basis)	4%	6%	(1)%	1%	7%
	Sales per square foot of selling
	space[3] (52-week basis)	$ 305	$ 304	$297	$312	$316
	Square feet of selling space
	at year-end (000)	18,642	17,319	15,253	13,321	11,843
	Number of employees at
	year-end	35,800	33,200	30,100	26,600	22,500
	Number of common stockholders
	of record at year-end	749	756	753	726	767

[1]	Fiscal 2006 was a 53-week year; all other fiscal years presented were 52 weeks.

[2]	A reclassification of deferred tax assets and liabilities of approximately $5.2 million was made in the 2004 consolidated financial statements to conform to the 2005 presentation.

[3]	Based on average annual selling square footage.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations

Overview

We are the second largest off-price apparel and home goods retailer in the United States. At the end of fiscal 2006, there were 771 Ross locations in 27 states and Guam, and 26 dd’s DISCOUNTS stores in California. Ross offers first-quality, in-season, name-brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name-brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Our primary strategy is to pursue and refine our existing off-price business and steadily expand our store base. In establishing growth objectives for our business, we closely monitor market share trends for the off-price industry. Total apparel sales for the off-price sector grew by 8% during 2006, which is faster than total national apparel sales, which grew by 5% vs. 4% last year, according to data from the NPD Group. The NPD Group provides global sales and marketing information on the retail industry. This reflects the ongoing importance of value to consumers. Our strategies are designed to take advantage of these growth trends and continued customer demand for name-brand fashions for the family and the home at competitive everyday discounts.

We refer to our fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005 as fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Fiscal 2006 was 53 weeks. Fiscal 2005 and 2004 were 52 weeks.

Results of Operations

Reclassifications. In periods prior to fiscal 2006, stock-based compensation expense related to restricted stock grants and incentive compensation expense were included in selling, general and administrative (“SG&A”) expenses. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” all compensation-related expenses are recorded in a manner similar to other employee payroll costs. Therefore, for periods prior to fiscal 2006, we have reclassified the portion of stock-based compensation and incentive compensation that relates to personnel in the merchandising and distribution organizations from selling, general and administrative expense to cost of goods sold. Beginning in fiscal year 2006, the portion of stock option and employee stock purchase plan (“ESPP”) expenses included in stock-based compensation expense for personnel in the merchandising and distribution organizations is included in cost of goods sold, and the balance is included in SG&A expenses.

	2006	2005	2004
Sales
Sales (millions)	$ 5,570	$ 4,944	$ 4,240
Sales growth	12.7%	16.6%	8.1%
Comparable store sales growth (decline) (52-week basis)	4%	6%	(1)%

Costs and expenses (as a percent of sales)
Cost of goods sold	77.5%	77.9%	77.5%
Selling, general and administrative	15.5%	15.5%	15.5%
Impairment of long-lived assets	0.0%	0.0%	0.4%
Interest (income) expense, net	(0.2)%	(0.1)%	0.0%

Earnings before taxes (as a percent of sales)	7.2%	6.6%	6.6%

Net earnings (as a percent of sales)	4.3%	4.0%	4.0%

Stores. Total stores open at the end of 2006, 2005 and 2004 were 797, 734 and 649, respectively. The number of stores at the end of fiscal 2006, 2005 and 2004 increased by 9%, 13% and 14% from the respective prior years. Our operating strategy is to open additional stores based on local market penetration, local demographic characteristics including population, competition, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	2006	2005	2004
Stores at the beginning of the period	734	649	568
Stores opened in the period	66	86	84
Stores closed in the period	(3)	(1)	(3)
Stores at the end of the period	797	734	649

Selling square footage at the end of the period (000)	18,642	17,319	15,253

Sales. Sales for 2006 increased $626.0 million, or 12.7%, compared to the prior year due to the opening of 63 net new stores during 2006, and a 4% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2005 increased $704.2 million, or 16.6%, compared to the same period in the prior year due to the opening of 85 net new stores during 2005, and a 6% increase in sales from comparable stores.

Our sales mix for Ross is shown below for fiscal 2006, 2005 and 2004:

	2006	2005	2004
Ladies	33%	34%	34%
Home accents and bed and bath	22%	21%	21%
Men’s	15%	16%	16%
Fine jewelry, accessories, lingerie and fragrances	11%	11%	12%
Shoes	10%	9%	8%
Children’s	9%	9%	9%
Total	100%	100%	100%

We expect to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2006, 2005 and 2004, we cannot be sure that they will result in a continuation of sales growth or an increase in net earnings.

Stock-based compensation. Effective in fiscal 2006, we adopted SFAS No. 123(R) and elected to adopt the standard using the modified prospective transition method. This new accounting standard requires recognition of compensation expense based on the grant date fair value of all stock-based awards, typically amortized over the vesting period. The impact on results for fiscal 2006 was to decrease earnings before taxes by approximately $13.2 million, and net income by approximately $8.0 million.

See Notes A and C in the Notes to Consolidated Financial Statements for more information on our stock-based compensation plans and implementation of SFAS No. 123(R).

Cost of goods sold. Cost of goods sold in fiscal 2006 increased $464.9 million compared to the prior year mainly due to increased sales from the opening of 63 net new stores during the year, a 4% increase in sales from comparable stores, and additional stock compensation expenses recognized pursuant to SFAS No. 123(R).

Cost of goods sold as a percentage of sales for fiscal 2006 decreased approximately 40 basis points from the prior year. This improvement was driven mainly by a 40 basis point improvement in merchandise margin primarily due to lower markdowns and shortage as a percent of sales, and a 35 basis point improvement in distribution costs. These gains were partially offset by an approximate 25 basis point increase in freight costs and a 10 basis point increase in expenses related to SFAS No. 123(R).

Cost of goods sold in fiscal 2005 increased $566.0 million compared to the same period in the prior year mainly due to increased sales from the opening of 85 net new stores during the year, a 6% increase in sales from comparable stores, and increased distribution and logistics costs.

Cost of goods sold as a percentage of sales for fiscal 2005 increased approximately 40 basis points compared with the same period in the prior year. This increase was driven by a 40 basis point decrease in merchandise gross margin, mainly due to higher shortage, a 20 basis point increase in freight expense and a 25 basis point increase in incentive plan costs as a percent of sales. These increases in total cost of goods sold were partially offset by about a 25 basis point decrease in store occupancy costs and a 20 basis point decline in buying expenses, both of which benefited from leverage on the 6% increase in same store sales.

We cannot be sure that the gross profit margins realized in fiscal 2006, 2005 and 2004 will continue in future years.

Selling, general and administrative expenses. For fiscal 2006, selling, general and administrative expenses increased $96.9 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 63 net new stores during the year.

SG&A as a percentage of sales for fiscal 2006 was unchanged compared to the same period in the prior year. An approximately 15 basis point increase in expense related to SFAS No. 123(R) and a 5 basis point increase in store related expenses were offset by a 20 basis point decrease in other general and administrative costs related to lower worker’s compensation costs and leverage on the 53rd week of operations in fiscal 2006.

For fiscal 2005, SG&A increased $108.5 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 85 net new stores during the period, and to higher incentive plan costs.

For fiscal 2005, SG&A as a percentage of sales was unchanged compared to the same period in the prior year. An approximate 35 basis point increase relating to higher incentive plan costs, information technology costs and related depreciation was offset by a 35 basis point decrease in store operating and advertising costs, both of which benefited from leverage on the 6% increase in sales from comparable stores.

The largest component of SG&A is payroll. The total number of employees, including both full and part-time, as of fiscal year end 2006, 2005, and 2004 was approximately 35,800, 33,200 and 30,100, respectively.

Interest. In fiscal 2006, interest expense decreased $1.2 million and interest income increased $4.5 million compared to the prior year. As a percentage of sales, net interest income in fiscal 2006 increased pre-tax earnings by approximately 10 basis points compared to the same period in the prior year. The increase was due to higher cash and investment balances. The table below shows interest expense and income for fiscal 2006, 2005 and 2004:

($ millions)	2006	2005	2004
Interest expense	$ 2.9	$ 4.1	$ 3.0
Interest income	(11.5)	(7.0)	(2.1)
Total interest (income) expense, net	$ (8.6)	$ (2.9)	$ 0.9

Impairment of long-lived assets. During fiscal 2004, we relocated our corporate headquarters from Newark, California, to Pleasanton, California, and sold the facility for net proceeds of approximately $17.4 million. We recognized a net impairment charge of approximately $15.8 million related to this disposal.

Taxes on earnings. Our effective tax rate for fiscal 2006, 2005 and 2004 was approximately 39%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits. We anticipate that our effective tax rate for fiscal 2007 will be in the range of 38% to 40%.

Net earnings. Net earnings as a percentage of sales for fiscal 2006 were higher compared to fiscal 2005 primarily due to lower cost of goods sold and higher interest income as a percentage of sales, while SG&A expenses as a percentage of sales remained unchanged. Net earnings as a percentage of sales remained unchanged in fiscal 2005 compared to fiscal 2004 primarily due to increased cost of goods sold and SG&A expenses as a percentage of sales, partially offset by the absence of an impairment charge and increased interest income as a percentage of sales.

Earnings per share. Diluted earnings per share in fiscal 2006 was $1.70, compared to $1.36 in fiscal 2005. This 25% increase in diluted earnings per share is attributable to an approximate 21% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2005 was $1.36, compared to $1.13 in fiscal 2004, inclusive of the $.06 impairment charge related to the sale of our Newark Facility and $.01 related to lease accounting adjustments attributable to the prior fiscal year. This increase in diluted earnings per share is due to an approximate 17% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for seasonal and new store merchandise inventory purchases, capital expenditures in connection with opening new stores, and investments in distribution centers, information systems and infrastructure. In fiscal 2006 we also used cash to repay debt, repurchase stock under our stock repurchase program and to pay dividends.

($000)	2006	2005	2004
Cash flows from operating activities	$ 506,867	$ 375,191	$ 298,157
Cash flows used in investing activities	(235,941)	(132,396)	(199,541)
Cash flows used in financing activities	(95,305)	(166,359)	(184,831)
Net increase (decrease) in cash and cash equivalents	$ 175,621	$ 76,436	$ (86,215)

Operating Activities

Net cash provided by operating activities was $506.9 million, $375.2 million and $298.2 million in fiscal 2006, 2005 and 2004, respectively. The primary source of cash provided by operating activities in fiscal 2006, 2005 and 2004 was net earnings plus non-cash expenses for depreciation and amortization, partially offset by cash used to finance merchandise inventory. The increase in accounts payable in 2006 over 2005 of $221.6 million was primarily driven by timing associated with the additional 53rd week in fiscal 2006.

Working capital (defined as current assets less current liabilities) was $431.7 million at the end of fiscal 2006, compared to $349.9 million at the end of fiscal 2005, and $416.4 million at the end of fiscal 2004. The increase in working capital in fiscal 2006 compared to fiscal 2005 is primarily a result of higher cash and investments. The decrease in working capital in 2005 compared to 2004 is primarily due to the inclusion of a $50.0 million term loan in current liabilities due to its near-term maturity.

Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

In fiscal 2006, 2005 and 2004, we spent approximately $223.9 million, $175.9 million and $149.5 million, respectively, for capital expenditures (excluding leased equipment) for fixtures and leasehold improvements to open new stores, implement information technology systems, install and implement materials handling equipment and related distribution center systems, and various other expenditures related to our stores, buying and corporate offices. Fiscal 2006 included the purchase of distribution center assets under a lease of $87.3 million. We opened 66, 86 and 84 new stores, and we relocated, remodeled or expanded 2, 2 and 3 stores in fiscal 2006, 2005 and 2004, respectively.

In fiscal 2006 we had purchases of investments of $71.9 million and sales of investments of $59.3 million. In fiscal 2005 we had purchases of investments of $313.6 million and sales of investments of $357.0 million. In fiscal 2004 we had purchases of $165.1 million and sales of investments of $97.7 million. We also received approximately $17.4 million in net proceeds from the sale of the Newark Facility.

We are forecasting approximately $290 million in capital requirements in 2007 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, the relocation, or upgrade of existing stores, and investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various buying and corporate office expenditures. We expect to fund these expenditures out of cash flows from operations and existing credit facilities.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2006	2005	2004
New stores	$49.5	$63.3	$58.7
Store renovations and improvements	42.4	31.9	25.5
Information systems	13.4	19.8	37.0
Distribution centers, corporate office and other	118.6	60.9	28.3

Total capital expenditures	$223.9	$175.9	$149.5

Financing Activities

During fiscal 2006, 2005 and 2004, our liquidity and capital requirements were provided by cash flows from operations, bank credit facilities, trade credit, and issuance of senior notes. Substantially all of our store locations, our buying offices, our corporate headquarters, and one distribution center are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments. We own three distribution centers in Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina.

In November 2005, we announced that our Board of Directors authorized a new two-year stock repurchase program of up to $400 million for 2006 and 2007. We repurchased 7.1 million shares of common stock for an aggregate purchase price of approximately $200 million in 2006. In January 2004, our Board of Directors authorized a stock repurchase program of up to $350 million for 2004 and 2005. We repurchased 6.4 million and 6.5 million shares of common stock for aggregate purchase prices of approximately $175 million in both 2005 and 2004, respectively. These repurchases were funded by cash flows from operations.

In March 2006, we repaid our $50.0 million term debt in full. In October 2006, we entered into a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured, senior notes. See “Senior Notes” below for more information.

In January 2007, the Company’s Board of Directors declared a quarterly cash dividend payment of $.075 per common share, payable on or about March 30, 2007. Our Board of Directors declared quarterly cash dividends of $.06 per common share in January, May, August and November 2006, $.06 per common share in November 2005, and cash dividends of $.05 per common share in January, May and August 2005.

Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank and other credit lines to meet our capital and liquidity requirements, including lease payment obligations in 2007.

We estimate that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of February 3, 2007:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	year	years	years	years	Total
Senior Notes	$-	$-	$-	$150,000	$150,000

Interest payment obligations	9,667	19,335	19,335	79,198	127,535

Operating leases:

Rent obligations	279,573	513,848	401,813	447,151	1,642,385

Synthetic leases	9,725	8,598	8,182	6,136	32,641

Other synthetic lease obligations	9,028	571	-	56,000	65,599

Purchase obligations	824,206	16,249	1,382	-	841,837

Total contractual obligations	$1,132,199	$558,601	$430,712	$738,485	$2,859,997

Senior Notes. In October 2006, we entered into a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. Series A notes were issued for an aggregate of $85.0 million, are due in December 2018, and bear interest at a rate of 6.38%. Series B notes were issued for an aggregate of $65.0 million, are due in December 2021, and bear interest at a rate of 6.53%. Interest on these notes is included in Interest payment obligations in the table above.

Borrowings under these notes are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios. As of February 3, 2007, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. Substantially all of our store sites, one of our distribution centers, and our buying offices and corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are two years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment, of $9.6 million, at the end of the respective initial lease terms, which is included in other synthetic lease obligations in the table above.

In January 2004, we commenced the lease on our corporate headquarters in Pleasanton, California. The lease has an initial term of 10.5 years with three five-year renewal options.

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center is financed under a $70.0 million ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70.0 million. At the end of the lease term, we have the option to either refinance the $70.0 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70.0 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56.0 million. Our contractual obligation of $56.0 million is included in other synthetic lease obligations in the above table.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we have recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $2.1 million for the POS leases. These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

In addition, we lease two separate warehouse facilities for packaway storage in Carlisle, Pennsylvania under operating leases expiring through 2011. In June 2006, we entered into a two-year lease extension with a one-year option for our warehouse facility in Fort Mill, South Carolina, extending the term to February 2009. These three leased facilities are being used primarily to store packaway merchandise.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of February 3, 2007, we were in compliance with these covenants.

Purchase obligations. As of February 3, 2007 we had purchase obligations of $841.8 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $788.1 million represent purchase obligations of less than one year as of February 3, 2007.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at February 3, 2007:

($000)	Amount of commitment expiration per period				Total
	Less than	1 - 3	3 - 5	After 5	Amount
Commercial Credit Commitments	1 year	years	years	years	Committed
Revolving credit facility	$-	$-	$600,000	$-	$600,000

Total commercial commitments	$-	$-	$600,000	$-	$600,000

For additional information relating to this credit facility, refer to Note D of Notes to the Consolidated Financial Statements.

Revolving credit facility. We have available a $600.0 million revolving credit facility with our banks, which contains a $300.0 million sublimit for issuance of standby letters of credit, of which $233.6 million was available at February 3, 2007. In July 2006, we amended this facility to extend the expiration date to July 2011 and change the letter of credit sublimit and interest pricing. Interest is LIBOR-based plus an applicable margin (currently 45 basis points) and is payable upon borrowing maturity but no less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios. As of February 3, 2007 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $66.4 million and $61.7 million in standby letters of credit outstanding at February 3, 2007 and January 28, 2006, respectively.

Trade letters of credit. We had $26.0 million and $16.5 million in trade letters of credit outstanding at February 3, 2007 and January 28, 2006, respectively.

Other Activities

Albertsons real estate transaction. In October 2006, we announced an agreement with Albertsons LLC to acquire certain leasehold rights to 46 former Albertsons sites in California, Florida, Texas, Arizona, Colorado and Oklahoma. We plan to incorporate about 40 of these sites into our 2007 expansion program. This real estate opportunity allowed us to acquire a substantial number of store sites in several of our established, top performing markets. We expect to realize incremental contributions to earnings and cash flow from these additional locations beginning in fiscal year 2007. We expect these leases will be finalized over the next several months.

Distribution center purchase. In May 2006, we exercised our option to purchase our Fort Mill, South Carolina distribution center and paid cash in the amount of $87.3 million to acquire the facility from the lessor. We estimated the fair value of the components of the facility and the related equipment using various valuation techniques, including appraisals, market prices, and cost data. The amounts we recorded for each component were based on these fair value estimates.

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

Merchandise inventory. Our merchandise inventory is stated at the lower of cost or market, with cost determined on a weighted average cost basis. We purchase manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in our warehouses until a later date, which may even be the beginning of the same selling season in the following year.

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. During 2004, we recognized an impairment charge of $15.8 million before taxes to write-down the carrying value of our Newark Facility. In the course of performing our annual analysis, we determined that no other long-lived asset impairment charge was required for fiscal 2006, 2005, or 2004.

Depreciation and amortization expense. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property. The cost of leasehold improvements is amortized over the lesser of the useful life of the asset or the applicable lease term.

Lease accounting. Beginning in the first quarter of 2006, we implemented prospectively FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires that rental costs incurred during a construction period be expensed, not capitalized. Implementation of this new standard did not have a significant impact on our financial results for the year ended February 3, 2007. When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, we record rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term commencing on the possession date. Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term. Tenant improvement allowances are included as a component of operating cash flows in the consolidated Statements of Cash Flows.

Self-insurance. We self insure certain of our workers’ compensation and general liability risks as well as certain coverages under our health plans. Our self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported. Should a greater amount of claims occur compared to what is estimated or the costs of medical care increase beyond what was anticipated, our recorded reserves may not be sufficient and additional charges could be required.

Stock-based compensation. We account for stock-based compensation under the provisions of SFAS No. 123(R). Under this provision compensation expense is recognized for the grant date fair value of new awards granted in fiscal 2006 and later, and for the unvested portion of prior year awards that were outstanding as of January 28, 2006. Stock-based awards are valued using the Black-Scholes option pricing model, consistent with our prior pro forma disclosures under SFAS No. 123. Compensation expense for awards outstanding at the effective date is recognized over the remaining vesting period using the compensation cost calculated for purposes of the prior pro forma disclosures. For awards granted after the adoption date, we recognize expense equal to the fair value of the award on a straight-line basis over the applicable vesting term.

The determination of the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares, using the Black-Scholes model, is affected by our stock price as well as assumptions as to our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate and expected dividends.

SFAS No. 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In previous fiscal years, we had recognized the impact of forfeitures as they occurred. Starting in fiscal 2006, we use historical data to estimate pre-vesting forfeitures and to recognize stock-based compensation expense. All stock-based compensation awards are amortized on a straight-line basis over the requisite service periods of the awards.

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

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

New Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB No. 43, Accounting for Compensated Absences” (“EITF No. 06-2”), effective for fiscal years beginning after December 15, 2006. Under EITF No. 06-2 compensation cost associated with a sabbatical or other similar benefit programs should be accrued over the requisite service period. We do not believe the adoption of EITF No. 06-2 will have a material impact on our operating results or financial position.

In June 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. FIN No. 48 establishes a new basis for how companies should recognize, measure, present and disclose uncertain income tax positions that have been or expect to be taken in tax returns. The Company is required to apply the provisions of FIN No. 48 to all tax positions upon initial adoption with the cumulative effect to be recognized as an adjustment to beginning retained earnings. Upon adoption, the Company estimates that a cumulative effect of $6.0 to $8.0 million will be charged to retained earnings to increase reserves for uncertain tax positions.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), effective for fiscal years ending after December 15, 2006. This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability in the balance sheet. SFAS No. 158 does not change the amount of expense that is recorded related to these plans. Adoption of this standard did not have a material impact on our operating results or financial position.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2006, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications including on our website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures and other matters. These forward-looking statements reflect our then current beliefs, projections and estimates with respect to future events and our projected financial performance, operations and competitive position. The words “plan,” “expect,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of February 3, 2007.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates. As of February 3, 2007, we had no borrowings outstanding under our revolving credit facilities. In addition, the Company issued notes to institutional investors in two series; Series A for $85.0 million accrues interest at 6.38% and Series B for $65.0 million accrues interest at 6.53%. The amount outstanding under these notes as of February 3, 2007 is $150.0 million.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, or cash flows as of and for the year ended February 3, 2007. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended	Year ended	Year ended
	February 3,	January 28,	January 29,
($000, except per share data)	2007	2006	2005
SALES	$ 5,570,210	$ 4,944,179	$ 4,239,990

COSTS AND EXPENSES
Cost of goods sold	4,317,527	3,852,591	3,286,604
Selling, general and administrative	863,033	766,144	657,668
Impairment of long-lived assets	-	-	15,818
Interest (income) expense, net	(8,627)	(2,898)	915
Total costs and expenses	5,171,933	4,615,837	3,961,005

Earnings before taxes	398,277	328,342	278,985
Provision for taxes on earnings	156,643	128,710	109,083
Net earnings	$ 241,634	$ 199,632	$ 169,902

EARNINGS PER SHARE
Basic	$ 1.73	$ 1.38	$ 1.15
Diluted	$ 1.70	$ 1.36	$ 1.13

WEIGHTED AVERAGE SHARES OUTSTANDING (000)
Basic	139,488	144,325	147,468
Diluted	141,883	146,532	150,380

DIVIDENDS
Cash dividends declared per share	$.255	$.220	$.178

The accompanying notes are an integral part of these consolidated financial statements.

  CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
($000, except share data)	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$367,388	$191,767
Short-term investments	5,247	12,763
Accounts receivable	30,105	29,122
Merchandise inventory	1,051,729	938,091
Prepaid expenses and other	44,245	37,090
Deferred income taxes	16,242	20,014
Total current assets	1,514,956	1,228,847

PROPERTY AND EQUIPMENT
Land and buildings	134,804	74,298
Fixtures and equipment	859,750	740,540
Leasehold improvements	402,921	376,411
Construction-in-progress	22,681	21,266
	1,420,156	1,212,515
Less accumulated depreciation and amortization	671,923	572,663
Property and equipment, net	748,233	639,852

Long-term investments	31,136	11,202
Other long-term assets	64,266	58,837
Total assets	$2,358,591	$1,938,738

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$698,063	$474,614
Accrued expenses and other	206,516	200,723
Accrued payroll and benefits	145,101	128,060
Income taxes payable	33,577	25,586
Short-term debt	-	50,000
Total current liabilities	1,083,257	878,983

Long-term debt	150,000	-
Other long-term liabilities	129,303	122,926
Deferred income taxes	86,201	100,657

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share
Authorized 600,000,000 shares
Issued and outstanding 139,356,000 and
144,112,000 shares, respectively	1,402	1,448
Additional paid-in capital	545,702	522,566
Treasury stock	(22,031)	(18,244)
Deferred compensation	-	(29,375)
Accumulated other comprehensive income (loss)	(163)	20
Retained earnings	384,920	359,757
Total stockholders’ equity	909,830	836,172
Total liabilities and stockholders’ equity	$2,358,591	$1,938,738

The accompanying notes are an integral part of these consolidated financial statements.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
			Additional		Deferred	other comp-
	Common stock		paid-in	Treasury	compen-	rehensive	Retained
(000)	Shares	Amount	capital	stock	sation	income	earnings	Total
Balance at January 31, 2004	151,208	$ 1,514	$412,104	$ (3,656)	$ (26,892)	$-	$ 369,490	$ 752,560

Comprehensive income:
Net earnings	-	-	-	-	-	-	169,902	169,902
Unrealized investment gain (loss)	-	-	-	-	-	-	-	-
Total comprehensive income								169,902
Common stock issued under stock
plans, net of shares used for tax
withholding	2,046	23	35,787	(7,962)	(12,419)	-	-	15,429
Tax benefit from equity issuance	-	-	14,802	-	-	-	-	14,802
Amortization of deferred
compensation	-	-	-	-	14,045	-	-	14,045
Common stock repurchased	(6,537)	(65)	(13,169)	-	-	-	(161,766)	(175,000)
Dividends declared	-	-	-	-	-	-	(26,169)	(26,169)

Balance at January 29, 2005	146,717	$1,472	$449,524	$(11,618)	$ (25,266)	$-	$351,457	$765,569

Comprehensive income:
Net earnings	-	-	-	-	-	-	199,632	199,632
Unrealized investment gain	-	-	-	-	-	20	-	20
Total comprehensive income								199,652
Common stock issued under stock
plans, net of shares used for tax
Withholding	3,816	40	66,717	(6,626)	(20,777)	-	-	39,354
Tax benefit from equity issuance	-	-	21,947	-	-	-	-	21,947
Amortization of deferred
compensation	-	-	-	-	16,668	-	-	16,668
Common stock repurchased	(6,421)	(64)	(15,622)	-	-	-	(159,314)	(175,000)
Dividends declared	-	-	-	-	-	-	(32,018)	(32,018)

Balance at January 28, 2006	144,112	$1,448	$522,566	$(18,244)	$ (29,375)	$20	$359,757	$836,172

Reclassification of deferred
compensation	-	-	(29,375)	-	29,375	-	-	-
Comprehensive income:
Net earnings	-	-	-	-	-	-	241,634	241,634
Unrealized investment (loss)	-	-	-	-	-	(183)	-	(183)
Total comprehensive income								241,451
Common stock issued under stock
plans, net of shares used for tax
Withholding	2,343	25	32,492	(3,787)	-	-	-	28,730
Tax benefit from equity issuance	-	-	12,090	-	-	-	-	12,090
Stock based compensation	-	-	26,680	-	-	-	-	26,680
Common stock repurchased	(7,099)	(71)	(18,751)	-	-	-	(181,178)	(200,000)
Dividends declared	-	-	-	-	-	-	(35,293)	(35,293)

Balance at February 3, 2007	139,356	$1,402	$545,702	$(22,031)	$ -	$(163)	$384,920	$909,830

The accompanying notes are an integral part of these consolidated financial statements.

       CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	February 3,	January 28,	January 29,
($000)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$241,634	$199,632	$169,902
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	108,135	94,180	80,548
Stock-based compensation	26,680	16,668	14,045
Impairment of long-lived assets	-	-	15,818
Deferred income taxes	(10,684)	(2,590)	28,101
Tax benefit from equity issuance	12,090	21,947	14,802
Excess tax benefits from stock-based compensation	(9,599)	-	-
Change in assets and liabilities:
Merchandise inventory	(113,638)	(84,979)	(11,621)
Other current assets, net	(8,138)	11,698	(23,151)
Accounts payable	221,644	21,448	2,908
Other current liabilities	34,417	94,670	(5,123)
Other long-term, net	4,326	2,517	11,928
Net cash provided by operating activities	506,867	375,191	298,157

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of assets under lease	(87,329)	-	-
Other additions to property and equipment	(136,626)	(175,851)	(149,541)
Proceeds from sales of property and equipment	615	-	17,400
Purchases of investments	(71,938)	(313,569)	(165,050)
Proceeds from investments	59,337	357,024	97,650
Net cash used in investing activities	(235,941)	(132,396)	(199,541)

CASH FLOWS USED IN FINANCING ACTIVITIES
Payment of term debt	(50,000)	-	-
Proceeds from issuance of long-term debt	150,000	-	-
Excess tax benefit from stock-based compensation	9,599	-	-
Issuance of common stock related to stock plans	32,517	45,982	23,391
Treasury stock purchased	(3,787)	(6,626)	(7,962)
Repurchase of common stock	(200,000)	(175,000)	(175,000)
Dividends paid	(33,634)	(30,715)	(25,260)
Net cash used in financing activities	(95,305)	(166,359)	(184,831)
Net increase (decrease) in cash and cash equivalents	175,621	76,436	(86,215)

Cash and cash equivalents:
Beginning of year	191,767	115,331	201,546
End of year	$367,388	$191,767	$115,331

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$759	$2,543	$1,545
Income taxes paid	$147,122	$74,120	$86,046
NON-CASH INVESTING ACTIVITIES
Straight-line rent capitalized in build-out period	$-	$3,290	$4,277
Change in fair value of investment securities	$(183)	$20	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, branded apparel, shoes and accessories for the entire family, as well as gift items, linens and other home-related merchandise. At the end of fiscal 2006, there were 771 Ross Dress for Less® (“Ross”) locations in 27 states and Guam and 26 dd’s DISCOUNTS® stores in California, which are supported by four distribution centers. The Company’s headquarters, two distribution centers and 28% of its stores are located in California.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 are referred to as fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Fiscal 2006 was 53 weeks. Fiscal 2005 and 2004 were 52 weeks.

Reclassifications. In periods prior to fiscal 2006, stock-based compensation expense and incentive compensation expense were included in selling, general and administrative expenses. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” all compensation-related expenses are recorded in a manner similar to other employee payroll costs. Therefore, for periods prior to fiscal 2006, the Company has reclassified the portion of stock-based compensation and incentive compensation that relates to personnel in the merchandising and distribution organizations from selling, general and administrative expense to cost of goods sold. Beginning in fiscal 2006, the portion of stock option and employee stock purchase plan (“ESPP”) expenses included in stock-based compensation expense for personnel in the merchandising and distribution organizations is included in cost of goods sold.

Under the provisions of SFAS No. 123(R), “Share-Based Payment,” deferred compensation previously reported as a contra-equity amount and representing the amount of unamortized value of restricted stock issued is no longer reported separately. Accordingly, deferred compensation of $29.4 million as of January 28, 2006 was reclassified to additional paid-in capital. In addition, amortization of deferred compensation related to restricted stock was reclassified as stock-based compensation in the accompanying statements of cash flows, rather than as depreciation and amortization.

See Note C for more information on the Company’s stock-based compensation and implementation of SFAS No. 123(R) during fiscal 2006.

Use of accounting estimates. The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting estimates include valuation of merchandise inventory and long-lived assets, and accruals for self-insurance.

Purchase obligations. As of February 3, 2007, the Company had purchase obligations of $841.8 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $788.1 million represent purchase obligations of less than one year as of February 3, 2007.

Cash and cash equivalents. Cash and cash equivalents are highly liquid, fixed income instruments purchased with an original maturity of three months or less.

Investments. The Company’s investments are comprised of various debt and equity investment securities. At February 3, 2007 and January 28, 2006, these investments were classified as available-for-sale and are stated at fair value, which approximates cost. Investments are classified as either short-term or long-term based on their original maturities. Investments with an original maturity of less than one year are classified as short-term. See Note B for additional information.

Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in the Company's warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway inventory accounted for approximately 38% of total inventories as of February 3, 2007 and 41% at January 28, 2006. The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts.

Cost of goods sold. In addition to product costs, the Company includes in cost of goods sold its buying, distribution and freight expenses as well as occupancy costs, and depreciation and amortization related to the Company’s retail stores, buying and distribution facilities. Buying expenses include costs to procure merchandise inventories. Distribution expenses include the cost of operating the Company’s distribution centers and freight expense related to transporting merchandise.

Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property. Depreciation and amortization expense on property and equipment was $107.8 million, $93.7 million and $80.0 million for fiscal 2006, 2005 and 2004, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs, net of amortization, of $147.9 million and $134.4 million at February 3, 2007 and January 28, 2006, respectively, are included in fixtures and equipment and are amortized over their estimated useful life generally ranging from five to seven years.

In May 2006, the Company exercised its option to purchase its Fort Mill, South Carolina distribution center and paid cash in the amount of $87.3 million to acquire the facility from the lessor. The Company estimated the fair value of the components of the facility and the related equipment using various valuation techniques, including appraisals, market prices, and cost data. Amounts recorded for each component were based on these fair value estimates.

Other long-term assets. Other long-term assets as of February 3, 2007 and January 28, 2006 consist of the following:

($000)	2006	2005
Deferred compensation	$47,000	$43,401
Goodwill	2,889	2,889
Deposits	3,350	3,350
Intangibles and other	11,027	9,197
Total	$64,266	$58,837

Intangible assets are principally comprised of lease rights, which are payments made to acquire store leases. An impairment loss would be recognized if the undiscounted cash flow of an asset group was less than the carrying value of the asset group. Lease rights are amortized over the remaining life of the lease. Amortization expense related to these intangible assets was $0.3 million, $0.5 million and $0.6 million for fiscal 2006, 2005 and 2004, respectively.

Other long-term assets and certain identifiable intangibles that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s review as of February 3, 2007 and January 28, 2006, no adjustments were recognized to the carrying value of intangible assets.

During fiscal 2004, the Company relocated its corporate headquarters from Newark, California to Pleasanton, California and sold the Newark Facility for net proceeds of approximately $17.4 million. The Company recognized a net impairment charge of approximately $15.8 million related to this disposal.

Store closures. The Company continually reviews the operating performance of individual stores. For stores that are to be closed, the Company records a liability for future minimum lease payments and related ancillary costs at the time the liability is incurred. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts, which are checks issued under zero balance accounts not yet presented for payment, in excess of cash balances of such accounts of approximately $165.0 million and $55.5 million at February 3, 2007 and January 28, 2006, respectively. The Company includes the changes in book cash overdrafts in operating cash flows.

Self-insurance. The Company is self-insured for workers’ compensation, general liability costs and certain medical plans. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance reserves as of February 3, 2007 and January 28, 2006 consist of the following:

($ millions)	2006	2005
Workers’ Compensation	$60.9	$62.0
General Liability	16.5	14.7
Medical Plans	2.8	2.6
Total	$80.2	$79.3

Workers’ compensation and self-insured medical liabilities are included in accrued payroll and benefits and accruals for general liability are included in accrued expenses and other in the accompanying consolidated balance sheets.

Lease accounting. Upon adoption in the first quarter of fiscal 2006, the Company implemented prospectively the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires that rental costs incurred during a construction period be expensed, not capitalized. Implementation of this new standard did not have a significant impact on the Company’s financial results in fiscal year 2006.

When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, the Company records rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. The Company amortizes deferred rent on a straight-line basis over the lease term commencing on the possession date. As of February 3, 2007 and January 28, 2006, the balance of deferred rent was $49.8 million and $47.1 million, respectively, and is included in other long-term liabilities. Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term. Changes in tenant improvement allowances are included as a component of operating activities in the consolidated statements of cash flows.

Other long-term liabilities. Other long-term liabilities as of February 3, 2007 and January 28, 2006 consist of the following:

($000)	2006	2005
Deferred compensation	$47,000	$43,401
Deferred rent	49,793	47,095
Tenant improvement allowances	27,671	26,868
Other	4,839	5,562
Total	$129,303	$122,926

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and long-term debt approximates their estimated fair value.

Revenue recognition. The Company recognizes revenue at the point of sale, net of actual returns, and maintains an allowance for estimated future returns. Sales of gift certificates and gift cards are deferred until they are redeemed for the purchase of Company merchandise. Sales tax collected is not recognized as revenue and is included in accrued expenses and other.

Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in accrued expenses and other in the consolidated balance sheets. The allowance for sales returns consists of the following:

	Beginning			Ending
($000)	balance	Additions	Reductions	balance
Year ended:
February 3, 2007	$6,101	$376,173	$377,954	$4,320
January 28, 2006	$4,832	$350,081	$348,812	$6,101
January 29, 2005	$3,755	$301,004	$299,927	$4,832

Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred. Advertising expenses for fiscal 2006, 2005 and 2004 were $45.5 million, $44.2 million and $41.5 million, respectively.

Stock-based compensation. Effective in fiscal year 2006, the Company adopted SFAS No. 123(R) and elected to adopt the standard using the modified prospective transition method. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This new accounting standard requires recognition of compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. See Note C for more information on the Company’s stock-based compensation plans and implementation of SFAS No. 123(R).

Taxes on earnings. SFAS No. 109, “Accounting for Income Taxes,” requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or tax rates.

Treasury stock. The Company records treasury stock at cost. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock grants.

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

In fiscal 2006, 2005 and 2004 there were 3,114,000, 2,778,000, and 999,000 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

		Effect of dilutive
	Basic	common stock	Diluted
	EPS	equivalents	EPS
2006
Shares	139,488	2,395	141,883
Amount	$1.73	$(.03)	$1.70

2005
Shares	144,325	2,207	146,532
Amount	$1.38	$(.02)	$1.36

2004
Shares	147,468	2,912	150,380
Amount	$1.15	$(.02)	$1.13

Segment reporting. The Company has one reportable operating segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States and, therefore, comprise only one segment.

Comprehensive income. Comprehensive income consists of net earnings and other comprehensive income, principally unrealized investment gains and losses. Components of comprehensive income are presented in the consolidated statements of stockholders’ equity.

Derivative instruments and hedging activities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The Company had no derivative instruments as of February 3, 2007 or January 28, 2006.

New accounting pronouncements. In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB No. 43, Accounting for Compensated Absences” (“EITF No. 06-2”), effective for fiscal years beginning after December 15, 2006. Under EITF No. 06-2, compensation cost associated with a sabbatical or other similar benefit programs should be accrued over the requisite service period. The Company does not believe the adoption of EITF No. 06-2 will have a material impact on the Company’s operating results or financial position.

In June 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. FIN No. 48 establishes a new basis for how companies should recognize, measure, present and disclose uncertain income tax positions that have been or expect to be taken in tax returns. The Company is required to apply the provisions of FIN No. 48 to all tax positions upon initial adoption with the cumulative effect to be recognized as an adjustment to beginning retained earnings. Upon adoption, the Company estimates that a cumulative effect of $6.0 to $8.0 million will be charged to retained earnings to increase reserves for uncertain tax positions.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), effective for fiscal years ending after December 15, 2006. This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other post-retirement benefit plans as an asset or liability in the balance sheet. SFAS No. 158 does not change the amount of expense that is recorded related to these plans. Adoption of this standard did not have a material impact on the Company’s operating results or financial position.

Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of February 3, 2007 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$3,200	$-	$-	$3,200	$3,200	$-
Asset-backed securities	2,788	-	13	2,775	299	2,476
Corporate securities	13,652	-	72	13,580	1,748	11,832
U.S. Government and agency
securities	11,297	-	80	11,217	-	11,217
Mortgage-backed securities	5,609	2	-	5,611	-	5,611
Total	$36,546	$2	$165	$36,383	$5,247	$31,136

The amortized cost and fair value of the Company’s available-for-sale securities were as of January 28, 2006 as follows:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Municipal securities	$12,650	$-	$-	$12,650	$12,650	$-
Corporate securities	6,546	2	-	6,548	-	6,548
U.S. Government and agency
securities	1,952	9	-	1,961	-	1,961
Asset-backed securities	1,166	2	-	1,168	113	1,055
Mortgage-backed securities	1,631	7	-	1,638	-	1,638
Total	$23,945	$20	$-	$23,965	$12,763	$11,202

The maturities of investment securities at February 3, 2007 were as follows:

	Cost basis	Estimated
($000)		fair value
Maturing in one year or less	$5,249	$5,247
Maturing after one year through five years	18,906	18,861
Maturing after five years through ten years	12,391	12,275
Maturing after ten years	-	-
Total	$36,546	$36,383

The maturities of investment securities at January 28, 2006 were as follows:

	Cost basis	Estimated
($000)		fair value
Maturing in one year or less	$12,763	$12,763
Maturing after one year through five years	7,297	7,310
Maturing after five years through ten years	3,078	3,084
Maturing after ten years	807	808
Total	$23,945	$23,965

Note C: Stock-based compensation

The Company adopted the provisions of SFAS No. 123(R) on January 29, 2006, the beginning of fiscal 2006, using the modified prospective method. Under SFAS No. 123(R), compensation expense is recognized based on the grant date fair value of stock-based compensation awards granted in fiscal 2006 and later, and based on the unvested portion of awards from prior year grants that were outstanding as of January 28, 2006. Stock-based awards are valued using the Black-Scholes option pricing model, consistent with the Company’s prior pro forma disclosures under SFAS No. 123. Compensation expense for unvested awards outstanding at the date of adoption is recognized over the remaining vesting period using the compensation cost calculated for purposes of the prior pro forma disclosures. For awards granted after the adoption date, the Company recognizes expense based on the fair value of the award on a straight-line basis over the applicable vesting period.

For fiscal 2006, 2005 and 2004 the Company recognized stock-based compensation expense as follows (in $000):

	2006	2005	2004
Stock options and ESPP	$13,221	$-	$-
Restricted stock	13,459	16,668	14,045
Total	$26,680	$16,668	$14,045

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

At February 3, 2007, the Company had two stock-based compensation plans, which are further described in Note H. The fair value of stock options and ESPP rights granted during the respective periods under these plans were estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Stock Options	2006	2005	2004
Expected life from grant date (years)	4.2	3.5	3.0
Expected volatility	32.5%	33.7%	36.3%
Risk-free interest rate	4.6%	3.9%	2.9%
Dividend yield	0.8%	0.7%	0.6%

Employee Stock Purchase Plan	2006	2005	2004
Expected life from grant date (years)	1.0	1.0	1.0
Expected volatility	26.7%	32.9%	31.7%
Risk-free interest rate	4.5%	4.5%	2.9%
Dividend yield	0.8%	0.8%	0.7%

Total stock-based compensation recognized in the Company’s consolidated Statements of Earnings for fiscal 2006, 2005 and 2004 is as follows (in $000):

Statements of Earnings Classification	2006	2005	2004
Cost of goods sold	$11,475	$7,984	$6,727
Selling, general and administrative	15,205	8,684	7,318
Total	$26,680	$16,668	$14,045

Prior to fiscal 2006, the Company had accounted for share-based compensation costs in accordance with APB No. 25, as permitted by SFAS No. 123. Had compensation costs for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

($000, except per share data)		2005	2004
Net earnings	As reported	$199,632	$169,902

Add: Stock-based employee compensation expense
included in reported net earnings, net of tax		10,134	8,553

Deduct: Stock-based employee compensation
expense determined under the fair value based
method for all awards, net of tax		(19,793)	(17,214)

Net earnings	Pro forma	$189,973	$161,241

Basic earnings per share	As reported	$1.38	$1.15
	Pro forma	$1.32	$1.09

Diluted earnings per share	As reported	$1.36	$1.13
	Pro forma	$1.30	$1.08

The weighted average fair values per share of stock options granted during fiscal 2006, 2005 and 2004 were $8.52, $7.85 and $7.49, respectively. The weighted average fair values of the fiscal 2006, 2005 and 2004 employee stock purchase awards were $7.72, $7.97 and $7.30 per share, respectively.

Note D: Debt

Bank credit facilities. In July 2006, the Company amended its existing $600.0 million revolving credit facility with its banks, extending the expiration date to July 2011, extending the standby letter of credit sublimit to 50% of the revolving credit, and changing the interest rate to LIBOR plus 45 basis points. This facility contains a $300.0 million sublimit for issuance of standby letters of credit, of which $233.6 million was available at February 3, 2007. Interest is payable upon borrowing maturity but no less than quarterly. Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios. The Company had no borrowings outstanding under this facility as of February 3, 2007 and was in compliance with the covenants.

Term debt. In March 2006, the Company repaid its $50.0 million term debt in full. The borrowing was made in 2002 to finance equipment and information systems for the Company’s Perris, California distribution center.

Senior Notes. In October 2006, the Company entered into a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured senior notes. The notes were issued in two series and funding occurred in December 2006. Series A notes were issued, for an aggregate of $85.0 million, are due in December 2018 and bear interest at a rate of 6.38%. Series B notes were issued, for an aggregate of $65.0 million, are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these notes are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios. As of February 3, 2007, the Company was in compliance with these covenants.

Letters of credit. The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability programs. The Company had $66.4 million and $61.7 million in standby letters of credit and $26.0 million and $16.5 million in trade letters of credit outstanding at February 3, 2007 and January 28, 2006, respectively.

Note E: Leases

The Company leases substantially all of its store sites, selected computer and other related equipment under operating leases with original, non-cancelable terms that in general range from three to ten years, expiring through 2018. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals and for payment of certain expenses. In addition, some store leases also have provisions for additional rent based on a percentage of sales.

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are three years and the Company typically has options to renew the leases for two to three one-year periods. Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term. The Company’s obligation under the residual value guarantee at the end of the respective initial lease terms is $9.6 million.

The Company also leases a 1.3 million square foot distribution center in Perris, California. This distribution center is being financed under a $70 million ten-year synthetic lease facility that expires in July 2013. Rent expense on this distribution center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, the Company must either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease balance, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. The Company’s obligation under this residual value guarantee is $56 million.

In accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $2.1 million for the POS leases. These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other,” respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets.

In addition, the Company leases two separate warehouse facilities for packaway storage in Carlisle, Pennsylvania with operating leases expiring through 2011. In January 2004, the Company entered into a two-year lease with two one-year options for a warehouse facility in Fort Mill, South Carolina, the second option of which has been exercised, and also modified, extending the term to February 1, 2009. These three leased facilities are being used primarily to store packaway merchandise.

The synthetic lease facilities described above, as well as the Company’s revolving credit facility and senior notes, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios. As of February 3, 2007, the Company was in compliance with these covenants.

The Company leases approximately 181,000 square feet of office space for its corporate headquarters in Pleasanton, California, under various facility leases. The lease terms for these facilities generally expire between 2010 and 2014 and contain renewal provisions.

In October 2004, the Company entered into a lease arrangement to use a portion of the Newark Facility to support distribution activities for dd’s DISCOUNTS for an initial lease term of two years with three one-year renewal options, a minor part of its remaining useful life. At the end of the original lease term on September 30, 2006, the lease was not renewed and the Company ceased using this facility.

The aggregate future minimum annual lease payments under leases in effect at February 3, 2007 are as follows:

			Residual
	Operating	Synthetic	value
($000)	leases	leases	guarantee	Total leases
2007	$279,573	$9,725	$9,028	$298,326
2008	270,420	4,507	571	275,498
2009	243,428	4,091	-	247,519
2010	217,612	4,091	-	221,703
2011	184,201	4,091	-	188,292
Thereafter	447,151	6,136	56,000	509,287
Total	$1,642,385	$32,641	$65,599	$1,740,625

Total rent expense for all leases was as follows:

($000)	2006	2005	2004
Rent expense	$274,211	$246,214	$216,163

Note F: Taxes on Earnings

The provision for taxes consists of the following:

($000)	2006	2005	2004
CURRENT
Federal	$153,263	$112,040	$67,763
State	14,064	19,260	13,219
	167,327	131,300	80,982

DEFERRED
Federal	(10,268)	(1,433)	23,982
State	(416)	(1,157)	4,119
	(10,684)	(2,590)	28,101
Total	$156,643	$128,710	$109,083

In fiscal 2006, 2005 and 2004, the Company realized tax benefits of $12.1 million, $21.9 million and $14.8 million, respectively, related to employee equity programs that were credited to additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled as follows:

	2006	2005	2004
Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit) and other, net	4%	4%	4%
	39%	39%	39%

The components of the net deferred tax liabilities at February 3, 2007 and January 28, 2006 are as follows:

($000)	2006	2005
Deferred Tax Assets
Deferred compensation	$28,813	$28,326
Deferred rent	8,742	7,781
Employee benefits	7,307	5,422
Accrued liabilities	16,633	15,111
California franchise taxes	3,905	2,765
Stock-based compensation	3,998	-
All other	3,579	7,737
	72,977	67,142
Deferred Tax Liabilities
Depreciation	(110,445)	(115,507)
Merchandise inventory	(25,189)	(25,666)
Supplies	(5,134)	(4,596)
Prepaid expenses	(4,587)	(3,244)
All other	2,419	1,228
	(142,936)	(147,785)
Net Deferred Tax Liabilities	$(69,959)	$(80,643)

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $6.1 million, $5.1 million and $4.6 million in fiscal 2006, 2005 and 2004, respectively.

The Company also has an Incentive Compensation Plan, which provides cash awards to key management employees based on the Company's and the individual's performance. The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $47.0 million and $43.4 million at February 3, 2007 and January 28, 2006, respectively, of long-term investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan. Plan investments are designated by the participants, and investment returns are not guaranteed by the Company.

In addition, the Company has certain individuals who receive or will receive post-employment benefits. The estimated liability for these benefits of $2.5 million is included in accrued liabilities and other in the accompanying consolidated balance sheet as of February 3, 2007.

Note H: Stockholders' Equity

Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Common stock. In November 2005, the Company’s Board of Directors authorized a new two-year stock repurchase program of up to $400.0 million for fiscal 2006 and 2007. In January 2004, the Company’s Board of Directors authorized a stock repurchase program of up to $350.0 million for 2004 and 2005. The following table summarizes the Company’s stock repurchase activity in fiscal 2006, 2005 and 2004:

	Shares repurchased	Average repurchase	Repurchased
Fiscal Year	(in millions)	price	(in millions)
2006	7.1	$28.17	$200.0
2005	6.4	$27.26	$175.0
2004	6.5	$26.77	$175.0

Dividends. In January 2007, the Company’s Board of Directors declared a quarterly cash dividend payment of $.075 per common share, payable on or about March 30, 2007. The Company’s Board of Directors declared quarterly cash dividends of $.06 per common share in January, May, August and November 2006, a cash dividend of $.06 per common share in November 2005, cash dividends of $.05 per common share in January, May, and August 2005 and cash dividends of $.0425 per common share in January, May, August and November 2004.

2004 Equity Incentive Plan. The Company has one equity incentive compensation plan, the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for various types of incentive awards, which may potentially include the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock purchase rights, restricted stock shares, restricted stock units, performance shares, performance units and deferred stock units. The 2004 Plan also provides for the automatic grant of stock options to each non-employee director at pre-established times and at a predetermined value. To date, the Company has granted stock options and restricted stock shares under the 2004 Plan. Stock options are granted at exercise prices not less than the fair market value on the date the option is granted, expire not more than ten years from the date of grant, and normally vest over a period not exceeding five years from the date of grant. Restricted shares are granted to officers and key employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period of generally two to four years.

As of February 3, 2007, there were 11.4 million shares that remained available for grant under the 2004 Plan. A summary of the stock option activity under the 2004 Plan and Prior Plans for fiscal 2006, 2005 and 2004 is presented below.

			Weighted
			average
	Number	Weighted	remaining
	of	average	contractual	Aggregate
(000, except per share data)	shares	exercise price	term	intrinsic value
Outstanding at January 31, 2004	10,553	$ 14.22
Granted	1,446	$ 27.77
Exercised	(1,730)	$ 10.87
Forfeited	(358)	$ 20.75

Outstanding at January 29, 2005	9,911	$ 16.54
Granted	2,324	$ 28.17
Exercised	(3,165)	$ 13.06
Forfeited	(405)	$ 25.60

Outstanding at January 28, 2006	8,665	$ 20.51
Granted	796	$ 27.70
Exercised	(1,887)	$ 14.80
Forfeited	(347)	$ 27.16

Outstanding at February 3, 2007	7,227	$ 22.47	6.24	$ 73,225
Vested or Expected to Vest at February 3, 2007	7,089	$ 22.36	6.19	$ 72,568
Exercisable at February 3, 2007	4,581	$ 19.39	5.13	$ 60,512

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of February 3, 2007 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number of	Remaining	Exercise	Number of	Exercise
Exercise price range			shares	life	price	shares	price
$6.47	to	$11.50	1,471	2.54	$10.21	1,471	$10.21
$11.53	to	$23.06	1,516	5.56	$19.17	1,430	$19.02
$23.12	to	$27.81	1,780	8.05	$26.64	746	$26.24
$27.84	to	$28.69	1,819	7.60	$28.51	580	$28.43
$28.71	to	$32.85	641	7.41	$29.65	354	$29.75
Totals			7,227	6.24	$22.47	4,581	$19.39

During fiscal 2006, 2005 and 2004, restricted stock awards totaling 569,000, 892,000 and 476,000 shares, respectively, were issued under the 2004 Plan and the Prior Plans, and 149,000, 200,000 and 55,000 shares were forfeited during each respective year. The market value of these shares at the date of grant is amortized to expense ratably over the vesting period of generally two to four years. The unamortized compensation expense at February 3, 2007 and January 28, 2006 was $27.4 million and $29.4 million, respectively. During fiscal 2006, 2005 and 2004, shares purchased for tax withholding totaled 133,400, 233,300 and 306,400 shares, respectively, and are considered treasury shares which are available for reissuance. As of February 3, 2007 and January 28, 2006, total shares subject to repurchase related to unvested restricted stock were 2.0 million and 2.2 million shares respectively. A total of 3,278,000, 3,846,000 and 4,740,000 shares were available for new restricted stock awards under the 2004 Plan and the Prior Plans at the end of fiscal 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible full-time employees participating in the annual offering period can choose to have up to the lesser of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is the lower of 85% of the market price at the beginning of the offering period, or end of the offering period. During fiscal 2006, 2005 and 2004, employees purchased approximately 183,000, 190,000 and 198,000 shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $24.86, $23.59 and $22.23, respectively. Through February 3, 2007, approximately 8,525,000 shares had been issued under this plan and 1,475,000 shares remained available for future issuance.

Note I: Related Party Transactions

The Company maintains consulting and benefits agreements with its Chairman of the Board of Directors under which the Company currently pays annual consulting fee of $1.1 million in monthly installments through January 2009. In addition, these agreements also provide for administrative support and health and other benefits for the individual and his dependents which totaled approximately $0.2 million in fiscal 2006.

The Company also maintains a consulting agreement with its Chairman Emeritus under which it pays an annual consulting fee of $0.1 million through March 2008 and provides administrative support and health benefits for the individual and his spouse which totaled approximately $0.1 million in fiscal 2006.

The Chairman Emeritus is also the Chairman Emeritus of The Gymboree Corporation, to which the Company paid $0.0 million, $0.1 million and $1.6 million for children’s apparel purchases at fair market value in fiscal 2006, 2005 and 2004, respectively.

Note J: Provision for Litigation Expense and Other Legal Proceedings

Like many California retailers, the Company has been named in class action lawsuits regarding misclassification of assistant store managers. In February 2007 the Orange County Superior Court approved a settlement of the cases involving whether the Company’s assistant store managers in California are correctly classified as exempt under California Wage Orders. The approved settlement obligation is included in accrued expenses and other in the accompanying consolidated balance sheet as of February 3, 2007.

Other class action litigation involving allegations that hourly associates have missed meal and/or rest break periods remains pending as of February 3, 2007. Resolution of these cases is not expected to have a material adverse effect on the Company’s financial condition or result of operations.

The Company is a party in various other legal proceedings arising in the normal course of business. Actions filed against the Company include commercial, customer, and labor and employment-related claims, including lawsuits in which plaintiffs allege that the Company violated state and/or federal wage and hour and related laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note K: Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2006 and 2005 is presented in the tables below.

Year ended February 3, 2007:
	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended
	April 29,	July 29,	October 28,	February 3,
($000, except per share data)	2006	2006	2006	2007[1]
Sales	$1,291,676	$1,308,052	$1,362,045	$1,608,437

Cost of goods sold	988,836	1,024,130	1,073,820	1,230,741
Selling, general and administrative	207,167	210,635	217,586	227,645
Interest income, net	(1,884)	(1,554)	(1,775)	(3,414)
Total costs and expenses	1,194,119	1,233,211	1,289,631	1,454,972
Earnings before taxes	97,557	74,841	72,414	153,465
Provision for taxes on earnings	38,340	29,464	28,481	60,358
Net earnings	$59,217	$45,377	$43,933	$93,107

Earnings per share – basic	$ .42	$ .32	$ .32	$ .68
Earnings per share – diluted	$ .41	$ .32	$ .31	$ .66

Dividends declared per
share on common stock	$ -	$ .060	$ .060	$ .135[2]
Stock price[3]
High	$ 30.78	$ 31.03	$ 31.00	$ 33.63
Low	$ 26.56	$ 24.35	$ 22.12	$ 28.56

1Fiscal 2006 was a 53-week year.
2Includes $.06 per share dividend declared in November 2006 and $.075 dividend declared in January 2007.
3 Ross Stores, Inc. common stock trades on The NASDAQ Stock Market® under the symbol ROST.

Year ended January 28, 2006:
	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended
	April 30,	July 30,	October 29,	January 28,
($000, except per share data)	2005	2005	2005	2006
Sales	$ 1,123,937	$ 1,171,862	$ 1,236,892	$ 1,411,488

Cost of goods sold[2]	864,999	919,166	979,887	1,088,539
Selling, general and administrative[2]	177,053	183,652	197,740	207,699
Interest income, net	(298)	(580)	(461)	(1,559)
Total costs and expenses	1,041,754	1,102,238	1,177,166	1,294,679
Earnings before taxes	82,183	69,624	59,726	116,809
Provision for taxes on earnings	32,133	27,345	23,401	45,831
Net earnings	$ 50,050	$ 42,279	$ 36,325	$ 70,978

Earnings per share – basic	$ .34	$ .29	$ .25	$ .50
Earnings per share – diluted	$ .34	$ .29	$ .25	$ .49

Dividends declared per
share on common stock	$ -	$ .050	$ .050	$.120[1]
Stock price[3]
High	$ 30.41	$ 29.87	$ 26.94	$ 30.50
Low	$ 26.72	$ 25.42	$ 22.71	$ 25.04

[1] Includes $.06 per share dividend declared in November 2005 and $.06 per share dividend declared in January 2006.
2 In periods prior to fiscal 2006, stock-based compensation expense and incentive compensation expense were included in selling, general and administrative expenses. In accordance with the Company’s implementation of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” all compensation-related expenses are recorded in a manner similar to other employee payroll costs. Therefore, for periods prior to fiscal 2006, the Company has reclassified the portion of stock-based compensation and incentive compensation that relates to personnel in the merchandising and distribution organizations from selling, general and administrative expense to cost of goods sold. See also Notes to Consolidated Financial Statements.
[3] Ross Stores, Inc. common stock trades on The NASDAQ Stock Market® under the symbol ROST.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended February 3, 2007. We also have audited management's assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes A and C to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payments,” effective January 29, 2006.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
March 29, 2007

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.     CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B.     OTHER INFORMATION.

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by item 401 of Regulation S-K is incorporated herein by reference to the sections entitled "Executive Officers of the Registrant" at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 24, 2007 (the "Proxy Statement") entitled "Information Regarding Nominees and Incumbent Directors." Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” We have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled "Information Regarding Nominees and Incumbent Directors" under the caption “Audit Committee.”

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Operations Officer, Chief Administrative Officer, Chief Financial Officer, Vice President Controller, Vice President Treasurer, Vice President Investor and Media Relations, and other positions that may be designated by the Company. The code is posted on the Company’s website (www.rossstores.com). We intend to disclose any future amendments to our Code of Ethics for Senior Financial Officers by posting any changed version on the same website.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by item 402 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Executive and Director Compensation” under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Discussion of Summary Compensation,” “All Other Compensation,” “Perquisites,” “Potential Payments Upon Termination or Change In Control,” “Grants of Plan Based Awards During Fiscal Year,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation” and “Compensation of Directors.”

The information required by items 407(e)(4) and (e)(5) of Regulation S-K are incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of February 3, 2007:

	(a)		(c)
	Number of securities	(b)	Number of securities
	to be issued upon	Weighted average	remaining available for
	exercise of	exercise price per	future issuance
	outstanding options	share of outstanding	(excluding securities
Shares in (000s)	and rights	options and rights	reflected in column (a))[1]
Equity compensation
plans approved by
security holders	5,532[2]	$ 22.47	12,856[3]

Equity compensation
plans not approved by
security holders[4]	1,695	$ 19.94	-

Total	7,227	$ 22.47	12,856

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
[3] Includes 1,475,000 shares reserved for issuance under the Employee Stock Purchase Plan and 11,381,000 shares reserved for issuance under the 2004 Equity Incentive Plan.
[4] Represents shares reserved for options granted under the prior 2000 Equity Incentive Plan, which was approved by the Company’s Board of Directors in March 2000.

The information required by item 403 of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by items 404 and 407(a) of Regulation S-K are incorporated herein by reference to the sections of the Proxy Statement entitled ”Information Regarding Nominees and Incumbent Directors” including the captions “Audit Committee,” “Compensation Committee,” and “Nominating and Corporate Governance Committee” and "Certain Transactions."

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning principal accountant fees and services will appear in the Proxy Statement in the Ross Stores, Inc. Board of Directors Audit Committee Report under the caption “Summary of Audit, Audit-Related, Tax and All Other Fees.” Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated:

	1.	List of Consolidated Financial Statements.

The following consolidated financial statements are included herein under Item 8:

Consolidated Statements of Earnings for the years ended February 3, 2007, January 28, 2006, and January 29, 2005.

Consolidated Balance Sheets at February 3, 2007 and January 28, 2006.

Consolidated Statements of Stockholders' Equity for the years ended February 3, 2007, January 28, 2006 and January 29, 2005.

Consolidated Statements of Cash Flows for the years ended February 3, 2007, January 28, 2006 and January 29, 2005.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

	2.	List of Consolidated Financial Statement Schedules.

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

ROSS STORES, INC.
(Registrant)

Date: April 3, 2007	By:	/s/Michael Balmuth
Michael Balmuth
Vice Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Balmuth	Vice Chairman, President and	April 3, 2007
Michael Balmuth	Chief Executive Officer, Director

/s/J. Call	Senior Vice President,	April 3, 2007
John G. Call	Chief Financial Officer,
Principal Accounting Officer
and Corporate Secretary

/s/Norman A. Ferber	Chairman of the Board, Director	April 3, 2007
Norman A. Ferber

/s/K. Gunnar Bjorklund	Director	April 3, 2007
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	April 3, 2007
Michael J. Bush

/s/Sharon D. Garrett	Director	April 3, 2007
Sharon D. Garrett

/s/Stuart G. Moldaw	Chairman Emeritus	April 3, 2007
Stuart G. Moldaw	and Director

/s/G. Orban	Director	April 3, 2007
George P. Orban

/s/Donald H. Seiler	Director	April 3, 2007
Donald H. Seiler

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 1994.

4.1	Note Purchase Agreement dated October 17, 2006 incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2006.

10.1	Lease dated July 23, 2003 of Certain Property located in Perris, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2003.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.2 - 10.33)

10.2	Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.3	Amendment to Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.4	Ross Stores, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.5	Fourth Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2000.

10.6	Fourth Amended and Restated Ross Stores, Inc. 1988 Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.7	Amended and Restated Ross Stores, Inc. 1991 Outside Directors Stock Option Plan, as amended through January 30, 2003, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2003.

10.8	Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.9	Ross Stores Executive Dental Plan, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.10	Ross Stores Second Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.11	Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 29, 2000.

10.12	Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 15, 2004.

10.13	First Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan, effective May 17, 2005, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.14	Form of Stock Option Agreement for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.15	Form of Restricted Stock Agreement for stock awards granted pursuant to the Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.16	Form of Stock Option Agreement for Non-Employee Directors for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.17	Form of Indemnity Agreement between Ross Stores, Inc. and Executive Officers, incorporated by reference to Exhibit 10.27 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.18	Independent Contractor Consultancy Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.41 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.19	Retirement Benefit Package Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.42 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.20	Amendment to Independent Contractor Consultancy Agreement dated January 10, 2001 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 3, 2001.

10.21	Amendment #2 to the Independent Contractor Consultancy Agreement dated January 7, 2002 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.22	Third Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2003 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 of the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2003.

10.23	Fourth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2004 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.24	Fifth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2005 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.20 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.25	Sixth Amendment to the Independent Contractor Consultancy Agreement between Norman A. Ferber and Ross Stores, Inc. effective February 1, 2006, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2006.

10.26	Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.27	First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2003.

10.28	Second Amendment to the Employment Agreement effective May 18, 2005 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.29	Consulting Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective April 1, 2002, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2002.

10.30	Amendment to 2002 Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective August 21, 2003, incorporated by reference to Exhibit 10.31 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended November 1, 2003.

10.31	Second Amendment to Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective April 1, 2005, incorporated by reference to Exhibit 10.38 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.32	Form of Executive Employment Agreement between Ross Stores, Inc. and Executive Vice Presidents or Senior Vice Presidents, incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.33	Employment Agreement effective January 3, 2005 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.36 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.34	First Amendment to the Employment Agreement effective October 1, 2005 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 29, 2005.

10.35	Ross Stores, Inc. Second Amended and Restated Incentive Compensation Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 12, 2006.

10.36	First Amendment to the Employment Agreement effective May 1, 2006 between Barbara Levy and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2006.

10.37	First Amendment to the Employment Agreement effective October 2, 2006 between Barry Gluck and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2006.

23	Consent of Independent Registered Public Accounting Firm dated December 5, 2006, incorporated by reference to Exhibit 15 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.