Form 10-Q
period 2007-05-05
ROSS STORES INC
filed 2007-06-13
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

or

______	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-14678

Ross Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1390387
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4440 Rosewood Drive, Pleasanton, California	94588-3050
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(925) 965-4400

Former name, former address and former fiscal year, if	N/A
changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X      No ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer      X      Accelerated filer  ______  Non-accelerated filer  ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ______  No     X

The number of shares of Common Stock, with $.01 par value, outstanding on May 24, 2007 was 138,636,599.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended
	May 5,	April 29,
($000, except per share data, unaudited)	2007	2006
Sales	$1,410,541	$1,291,676

Costs and expenses
Cost of goods sold	1,071,278	988,836
Selling, general and administrative	230,203	207,167
Interest income, net	(1,391)	(1,884)
Total costs and expenses	1,300,090	1,194,119

Earnings before taxes	110,451	97,557
Provision for taxes on earnings	43,407	38,340
Net earnings	$67,044	$59,217

Earnings per share
Basic	$.49	$.42
Diluted	$.48	$.41

Weighted average shares outstanding (000)
Basic	137,087	141,710
Diluted	139,576	144,193

Dividends per share
Cash dividends declared per share	$.00	$.00

Stores open at end of period	830	746

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	May 5,	February 3,	April 29,
($000, unaudited)	2007	2007	2006
	(Note A)
Assets

Current Assets
Cash and cash equivalents	$199,123	$367,388	$145,230
Short-term investments	6,821	5,247	43,072
Accounts receivable	36,940	30,105	36,035
Merchandise inventory	1,101,525	1,051,729	979,995
Prepaid expenses and other	51,029	44,245	43,064
Deferred income taxes	29,516	16,242	20,014
Total current assets	1,424,954	1,514,956	1,267,410

Property and Equipment
Land and buildings	137,677	134,804	75,408
Fixtures and equipment	882,441	859,750	756,054
Leasehold improvements	420,656	402,921	376,315
Construction-in-progress	17,978	22,681	19,631
	1,458,752	1,420,156	1,227,408
Less accumulated depreciation and amortization	696,407	671,923	594,183
Property and equipment, net	762,345	748,233	633,225

Other long-term assets	69,299	64,266	58,902
Long-term investments	33,548	31,136	14,100
Total assets	$2,290,146	$2,358,591	$1,973,637

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$608,789	$698,063	$546,329
Accrued expenses and other	198,990	206,516	183,950
Accrued payroll and benefits	111,631	145,101	121,985
Income taxes payable	33,575	33,577	38,223
Total current liabilities	952,985	1,083,257	890,487

Long-term debt	150,000	150,000	-
Other long-term liabilities	166,165	129,303	123,600
Deferred income taxes	84,987	86,201	98,828

Commitments and contingencies

Stockholders’ Equity
Common stock	1,387	1,402	1,437
Additional paid-in capital	561,173	545,702	505,372
Treasury stock	(24,614)	(22,031)	(20,434)
Accumulated other comprehensive income	64	(163)	(181)
Retained earnings	397,999	384,920	374,528
Total stockholders’ equity	936,009	909,830	860,722
Total liabilities and stockholders’ equity	$2,290,146	$2,358,591	$1,973,637

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 5,	April 29,
($000, unaudited)	2007	2006
Cash Flows From Operating Activities
Net earnings	$67,044	$59,217
Adjustments to reconcile net earnings to net cash (used in)
provided by operating activities:
Depreciation and amortization	28,522	24,261
Stock-based compensation	6,370	6,905
Deferred income taxes	(14,489)	(1,270)
Tax benefit from equity issuance	4,565	5,088
Excess tax benefits from stock-based compensation	(3,826)	(2,547)
Change in assets and liabilities:
Merchandise inventory	(49,796)	(41,904)
Other current assets, net	(13,619)	(12,887)
Accounts payable	(78,829)	80,355
Other current liabilities	(36,889)	(12,754)
Other long-term, net	24,902	1,001
Net cash (used in) provided by operating activities	(66,045)	105,465

Cash Flows From Investing Activities
Additions to property and equipment	(47,381)	(18,024)
Purchases of investments	(9,016)	(46,550)
Proceeds from investments	5,257	13,142
Net cash used in investing activities	(51,140)	(51,432)

Cash Flows From Financing Activities
Payment of term debt	-	(50,000)
Issuance of common stock related to stock plans	8,863	6,577
Excess tax benefits from stock-based compensation	3,826	2,547
Treasury stock purchased	(2,592)	(2,190)
Repurchase of common stock	(50,868)	(48,882)
Dividends paid	(10,309)	(8,622)
Net cash used in financing activities	(51,080)	(100,570)
Net decrease in cash and cash equivalents	(168,265)	(46,537)

Cash and cash equivalents:
Beginning of period	367,388	191,767
End of period	$199,123	$145,230

Non-Cash Investing Activities
Change in fair value of investment securities	$227	$(201)

See notes to condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

Three Months Ended May 5, 2007 and April 29, 2006
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 5, 2007 and April 29, 2006, the results of operations for the three months ended May 5, 2007 and April 29, 2006, and cash flows for the three months ended May 5, 2007 and April 29, 2006. The Condensed Consolidated Balance Sheet as of February 3, 2007, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 3, 2007. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

The results of operations for the three-month periods herein presented are not necessarily indicative of the results to be expected for the full fiscal year.

Total comprehensive income. The components of total comprehensive income for the three-month periods ended May 5, 2007 and April 29, 2006 were as follows (in $000):

Three Months Ended
	May 5, 2007	April 29, 2006
Net income	$ 67,044	$ 59,217
Unrealized gain (loss) on investments, net of taxes	138	(122)
Total comprehensive income	$ 67,182	$ 59,095

FIN 48. Effective in fiscal year 2007, the Company adopted the Financial Accounting Standards Board (FASB) Intrepretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note E for more information on the Company’s adoption of FIN 48.

Stock-based compensation. Effective in fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected to adopt the standard using the modified prospective transition method. This accounting standard requires recognition of compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. See Note B for more information on the Company’s stock-based compensation plans.

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect actual dividends paid during the periods shown. Dividends per share reported in the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January 2007 the Company's Board of Directors declared a quarterly cash dividend payment of $.075 per common share that was paid in March 2007. In January 2006 the Company's Board of Directors declared a quarterly cash dividend of $.06 per common share that was paid in March 2006.

Provision for litigation expense and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding misclassification of assistant store managers. In February 2007, the Orange County Superior Court approved a settlement of the cases involving whether the Company’s assistant store managers in California are correctly classified as exempt under California Wage Orders. The approved settlement obligation was paid during the quarter ended May 5, 2007.

Other class action litigation involving allegations that hourly associates have missed meal and/or rest break periods remains pending as of May 5, 2007. Resolution of these cases is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Note B: Stock-Based Compensation

Stock options and restricted stock. The Company has one equity incentive compensation plan, the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for various types of incentive awards, which may potentially include the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock purchase rights, restricted stock shares, restricted stock units, performance shares, performance units and deferred stock units. The 2004 Plan also provides for the automatic grant of stock options to each non-employee director at pre-established times and at a predetermined formula to determine the number of stock options. Under the 2004 Plan, stock options are granted at exercise prices not less than the fair market value on the date the option is granted, expire not more than ten years from the date of grant, and normally vest over a period not exceeding five years from the date of grant. The Company grants restricted shares to officers and key employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period of generally two to five years.

Restricted stock. During the three month period ended May 5, 2007, restricted stock awards totaling 411,000 shares were issued and awards totaling 17,000 shares were forfeited. The aggregate unamortized compensation expense at May 5, 2007 was $37.5 million. During the period, shares withheld for tax withholding totaled 78,000 shares, and are considered treasury shares which are available for reissuance. As of May 5, 2007, shares subject to repurchase related to unvested restricted stock totaled 2.1 million shares. A total of 2.9 million shares were available for new restricted stock awards under the 2004 Plan as of May 5, 2007.

Performance shares. Beginning in fiscal 2007, the Company initiated a performance share award program for senior executives. The performance share program represents a right to receive shares of common stock on a specified settlement date if the performance share vests based on the Company’s attainment of a profitability-based performance goal during a performance period.

Employee stock purchase plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible full-time employees participating in the offering period can choose to have up to the lesser of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is the lower of 85% of the market price at the beginning of the offering period, or end of the offering period.

Stock-based compensation. For the three month periods ended May 5, 2007 and April 29, 2006, the Company recognized stock-based compensation expense as follows (in $000):

Three Months Ended
	May 5, 2007	April 29, 2006
Stock options and ESPP	$ 2,413	$ 3,463
Restricted stock and performance shares	3,957	3,442
Total	$ 6,370	$ 6,905

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

The Company estimates the expected term of options granted taking into account historical and expected future exercise, cancellation and forfeiture behavior. The Company estimates the volatility of the common stock by using historical volatility over a period equal to the award’s expected term. The risk-free interest rates used in the valuation models are based upon yields of U.S. Treasury issues with remaining terms similar to the expected term of the options. Dividend yield has been estimated based on the Company’s expectation as to future dividend payouts.

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

The fair value of stock options and ESPP rights granted during the respective periods were estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended
Stock Options	May 5, 2007	April 29, 2006
Expected life from grant date (years)	3.9	4.3
Expected volatility	28.5%	32.9%
Risk-free interest rate	4.7%	4.5%
Dividend yield	0.9%	0.8%

	Three Months Ended
Employee Stock Purchase Plan	May 5, 2007	April 29, 2006
Expected life from grant date (years)	1.0	1.0
Expected volatility	26.7%	26.0%
Risk-free interest rate	5.1%	4.5%
Dividend yield	0.9%	0.8%

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the periods ended May 5, 2007 and April 29, 2006 was as follows (in $000):

Three Months Ended
Statements of Earnings Classification	May 5, 2007	April 29, 2006
Cost of goods sold	$ 2,848	$ 2,953
Selling, general and administrative	3,522	3,952
Total	$ 6,370	$ 6,905

The weighted average fair values per share of stock options granted for the three-month periods ended May 5, 2007 and April 29, 2006, were $9.26 and $8.70, respectively. The weighted average fair values per share of employee stock purchase awards for the three month periods ended May 5, 2007 and April 29, 2006, were $8.12 and $8.50, respectively.

Stock option activity. The following table summarizes stock option activity for the three months ended May 5, 2007:

			Weighted
			average
	Number	Weighted	remaining
	of	average	contractual	Aggregate
(000, except per share data)	shares	exercise price	term	intrinsic value
Outstanding at February 3, 2007	7,227	$ 22.47
Granted	523	$ 34.37
Exercised	(549)	$ 16.13
Forfeited	(92)	$ 27.39
Outstanding at May 5, 2007	7,109	$ 23.77	6.44	$ 67,906
Vested or Expected to Vest at May 5, 2007	6,936	$ 23.62	6.38	$ 67,262
Exercisable at May 5, 2007	4,353	$ 20.39	5.17	$ 55,953

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of May 5, 2007 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number of	Remaining	Exercise	Number of	Exercise
Exercise price range			shares	life	price	shares	price
$ 6.69	to	$ 18.89	1,632	2.82	$ 12.30	1,632	$ 12.30
18.90	to	26.15	1,429	6.17	21.67	1,198	21.20
26.19	to	28.26	1,468	7.94	27.57	681	27.51
28.28	to	28.69	1,439	7.70	28.60	453	28.60
$ 28.71	to	$ 34.37	1,141	8.41	31.81	389	29.73
Totals			7,109	6.44	$ 23.77	4,353	$ 20.39

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

For the three month periods ended May 5, 2007 and April 29, 2006, there were approximately 368,800 and 3,164,400 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended
		Effect of Dilutive
	Basic	Common Stock	Diluted
	EPS	Equivalents	EPS
May 5, 2007
Shares	137,087	2,489	139,576
Amount	$ .49	$ (.01)	$ .48

April 29, 2006
Shares	141,710	2,483	144,193
Amount	$ .42	$ (.01)	$ .41

Note D: Debt and Revolving Credit

In July 2006, the Company amended its existing $600.0 million revolving credit facility, extending the expiration date to July 2011, and changing the interest pricing to LIBOR plus 45 basis points.

In October 2006, the Company entered into a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The series A notes were issued, for an aggregate of $85.0 million, are due in December 2018, and bear interest at a rate of 6.38%. The series B notes were issued, for an aggregate of $65.0 million, are due in December 2021, and bear interest at a rate of 6.53%. Borrowings under these notes are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios. As of May 5, 2007, the Company was in compliance with these covenants.

Note E: Income Taxes

In June 2006, the FASB issued FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a Company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation, the Company established a $26.3 million reserve for unrecognized tax benefits, inclusive of $6.0 million of related interest. The reserve is classified as a long-term liability and included in other long-term liabilities on the Company’s condensed consolidated balance sheet. Also upon adoption of FIN 48, the Company recognized a reduction in retained earnings of $7.4 million and certain other deferred income tax assets and liabilities were reclassified.

As of May 5, 2007, the reserve for unrecognized tax benefits has increased to $27.5 million inclusive of $6.5 million of related interest. The Company accounts for interest related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $14.8 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relate to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the Company will receive guidance from the Internal Revenue Service, or the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. As a result, the total amount of unrecognized tax benefits may decrease, with an impact of reducing the provision for taxes on earnings of up to $3.5 million net of federal tax benefits.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2004 through 2006. The Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2006. Certain state tax returns are currently under audit by the state tax authorities. The Company does not expect the result of these audits to have a material impact on the financial statements.

Note F: Recently Issued Accounting Standards

Emerging Issues Task Force (“EITF”) Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB No. 43, Accounting for Compensated Absences” (“EITF No. 06-2”) is effective for fiscal years beginning after December 15, 2006. Under EITF No. 06-2 compensation cost associated with sabbatical or other similar benefit programs should be accrued over the requisite service period. Adoption of this standard did not have a material impact on the Company’s operating results or financial position.

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures regarding fair value measurements. The Company does not believe the adoption of SFAS No. 157 will have a material impact on our operating results or financial position.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 5, 2007 and April 29, 2006, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ross Stores, Inc. and subsidiaries as of February 3, 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report (which includes an explanatory paragraph regarding the adoption of a new accounting standard) dated March 29, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 12, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto in our 2006 Form 10-K. All information is based on our fiscal calendar.

Overview

We are the second largest off-price apparel and home goods retailer in the United States, with 796 Ross Dress for Less® (“Ross”) stores in 27 states and Guam, and 34 dd’s DISCOUNTS® stores in two states at May 5, 2007. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Our primary strategy is to pursue and refine our existing off-price business, and steadily expand our store base. In establishing growth objectives for our business, we closely monitor market share trends for the off-price industry. Sales for the off-price sector grew by 8% during 2006, which is significantly faster than total national apparel sales, which grew by 5%, according to data from the NPD Group, which provides global sales and marketing information on the retail industry. Our strategies are designed to take advantage of these growth trends and continued customer demand for name-brand fashions for the family and the home at competitive everyday discounts.

Results of Operations

The following table summarizes the results of operations for the three month periods ended May 5, 2007 and April 29, 2006:

	Three Months Ended
	May 5,	April 29,
	2007	2006
Sales
Sales (millions)	$1,411	$1,292
Sales growth	9%	15%
Comparable store sales growth	0%	6%

Costs and expenses (as a percent of sales)
Cost of goods sold	76.0%	76.6%
Selling, general and administrative	16.3%	16.0%
Interest income, net	(0.1)%	(0.2)%

Earnings before taxes	7.8%	7.6%

Net earnings	4.8%	4.6%

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

	Three Months Ended
	May 5,	April 29,
	2007	2006
Stores at the beginning of the period	797	734
Stores opened in the period	33	12
Stores closed in the period	-	-
Stores at the end of the period	830	746

Sales. Sales for the three months ended May 5, 2007 increased $118.9 million, or 9.2%, compared to the three months ended April 29, 2006. This revenue growth was due to the addition of 84 net new stores during the twelve months ended May 5, 2007.

Our sales mix for Ross is shown below for the three-month periods ended May 5, 2007 and April 29, 2006:

	Three Months Ended
	May 5,	April 29,
	2007	2006
Ladies	35%	35%
Home accents and bed and bath	21%	20%
Men’s	14%	15%
Fine jewelry, accessories, lingerie and fragrances	11%	11%
Children’s	8%	9%
Shoes	11%	10%
Total	100%	100%

We expect to address the competitive climate for off-price merchandise by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three-month period ended May 5, 2007, we cannot be sure that they will result in a continuation of revenue or profit growth.

Cost of goods sold. Cost of goods sold for the three months ended May 5, 2007 increased $82.4 million compared to the same period in the prior year mainly due to increased sales from the opening of 84 net new stores between April 29, 2006 and May 5, 2007.

Cost of goods sold as a percentage of sales for the three months ended May 5, 2007 decreased approximately 60 basis points compared with the same period in the prior year. This decrease was driven by a 65 basis point increase in merchandise gross margin which benefited from lower markdowns and shortage accrual, a 20 basis point improvement in buying, incentive and equity compensation costs, and a 10 basis point decline in distribution costs. These margin improvements more than offset a 20 basis point increase in freight costs and a 15 basis increase in occupancy expense.

We cannot be sure that the gross profit margins realized for the three-month period ended May 5, 2007 will continue in the future.

Selling, general and administrative expenses. For the three months ended May 5, 2007, selling, general and administrative expenses increased $23.0 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 84 net new stores between April 29, 2006 and May 5, 2007.

Selling, general and administrative expenses as a percentage of sales for the three months ended May 5, 2007 increased approximately 30 basis points compared to the same period in the prior year. This increase was mainly driven by a 45 basis point increase in store operating costs partially offset by a 15 basis point decline in corporate overhead costs compared to the prior year.

Taxes on earnings. Our effective tax rate for the three-month periods ended May 5, 2007 and April 29, 2006 was approximately 39%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits. We anticipate that our effective tax rate for fiscal 2007 will be approximately 38% to 40%.

Earnings per share. Diluted earnings per share increased 17% to $.48 for the three months ended May 5, 2007, from $.41 in the prior year period. This growth was due to a 14% increase in net earnings and a 3% decline in weighted average diluted shares outstanding, which was largely attributable to the repurchase of common stock under the Company’s stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are existing cash balances, cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for seasonal and new store merchandise inventory purchases, capital expenditures in connection with opening new stores, and the acquisition of and spending in distribution centers, information systems and infrastructure. We also use cash to repay debt, repurchase stock under our stock repurchase program and to pay dividends. Our quarterly cash flows were as follows:

	Three Months Ended
	May 5,	April 29,
($000)	2007	2006
Cash flows (used in) provided by operating activities	$ (66,045)	$ 105,465

Cash flows used in investing activities	(51,140)	(51,432)

Cash flows used in financing activities	(51,080)	(100,570)

Net decrease in cash and cash equivalents	$ (168,265)	$ (46,537)

Operating Activities

Net cash used in operating activities was $66.0 million for the three months ended May 5, 2007 compared to net cash provided by operations of $105.5 million for the three months ended April 29, 2006. The primary sources of cash from operations for the three months ended May 5, 2007 and April 29, 2006 were net earnings plus non-cash expenses for depreciation and amortization. The decrease in cash flows from operations for the three months ended May 5, 2007 was primarily due to a decline in accounts payable from the higher than normal level at February 3, 2007, which was mainly due to the timing of payments and receipts associated with the 53rd week in fiscal 2006. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 66.4% as of February 3, 2007 and declined to 55.3% as of May 5, 2007.

Working capital (defined as current assets less current liabilities) was $472.0 million as of May 5, 2007, compared to $376.9 million as of April 29, 2006. Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the three-month periods ended May 5, 2007 and April 29, 2006, we spent approximately $47.4 million and $18.0 million, respectively, on capital expenditures (excluding leased equipment) for fixtures and leasehold improvements to open new stores, to implement information technology systems, implement materials handling equipment and related distribution center systems, and for various other expenditures related to stores and buying and corporate offices. We opened 33 and 12 new stores during the three months ended May 5, 2007 and April 29, 2006, respectively. In addition, for the three months ended May 5, 2007 and April 29, 2006, we purchased investments of $9.0 million and $46.6 million, respectively, and received proceeds from the sale of investments of $5.3 million and $13.1 million, respectively.

We are forecasting approximately $290.0 million in capital expenditures for 2007 to fund store opening improvements for new Ross and dd’s DISCOUNTS stores, to fund the relocation or upgrade of existing stores, and to fund investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various buying and corporate office expenditures. We expect to fund remaining 2007 capital expenditures out of existing cash balances and cash flows from operations.

Financing Activities

During the three-month periods ended May 5, 2007 and April 29, 2006, our liquidity and capital requirements were provided by cash flows from operations and trade credit. Substantially all of our store locations, buying offices, our corporate headquarters, and one distribution center are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments. We own our distribution centers in Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina.

In March 2006, we repaid a $50.0 million term debt in full.

Under our $400.0 million two-year 2005 stock repurchase program we repurchased 1.5 million and 1.7 million shares of common stock for an aggregate purchase price of approximately $50.9 million and $48.9 million during the three-month periods ended May 5, 2007 and April 29, 2006, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank and other credit lines to meet our capital and liquidity requirements, including lease obligations in 2007.

The table below presents our significant contractual payment obligations as of May 5, 2007:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	year	years	years	years	Total[1]
Senior notes	$-	$-	$-	$150,000	$150,000

Interest payment obligations	9,667	19,335	19,335	79,198	127,535

Operating Leases:

Rent obligations	286,595	518,771	402,493	459,784	1,667,643

Synthetic leases	9,039	8,592	8,182	5,113	30,926

Other synthetic lease obligations	7,670	1,834	-	56,000	65,504

Purchase obligations	954,534	16,765	1,930	-	973,229

Total contractual obligations	$1,267,505	$565,297	$431,940	$750,095	$3,014,837

1 Pursuant to the guidelines of FIN 48, a $27.5 million reserve for unrecognized tax benefits is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. These obligations are excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are two years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $9.5 million, at the end of the respective initial lease terms, which is included in other synthetic lease obligations in the table above.

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

In addition, we lease two separate warehouse facilities for packaway storage in Carlisle, Pennsylvania under operating leases expiring through 2011. In June 2006, we entered into a two-year lease extension with one one-year option for a warehouse facility in Fort Mill, South Carolina, extending the term to February 2009. These three leased facilities are being used primarily to store packaway merchandise.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of May 5, 2007 we were in compliance with these covenants.

Purchase obligations. As of May 5, 2007 we had purchase obligations of $973.2 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $918.3 million represent purchase obligations of less than one year as of May 5, 2007.

Albertsons real estate transaction. In October 2006, we announced an agreement with Albertsons LLC to acquire certain leasehold rights to 46 former Albertsons sites in California, Florida, Texas, Arizona, Colorado and Oklahoma. We plan to incorporate about 40 of these sites into our 2007 new store expansion program, of which 14 sites were opened during the first quarter of 2007. This real estate opportunity gives us the ability to acquire a substantial number of store sites in several of our established, top performing markets. We expect to realize contributions to earnings and cash flow from these additional locations beginning in fiscal year 2007.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at May 5, 2007:

($000)	Amount of Commitment Expiration Per Period				Total
	Less than	1 - 3	3 – 5	After 5	amount
Commercial Credit Commitments	1 year	years	years	years	committed
Revolving credit facility	$-	$-	$600,000	$-	$600,000

Total commercial commitments	$-	$-	$600,000	$-	$600,000

Revolving credit facility. We have available a $600.0 million revolving credit facility with our banks, which contains a $300.0 million sublimit for issuances of standby letters of credit, of which $229.4 million was available at May 5, 2007. In July 2006, we amended this facility to change the expiration date and interest pricing. Interest is LIBOR-based plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios. We have had no borrowings under this facility, which expires in July 2011.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $70.6 million and $62.8 million in standby letters of credit outstanding at May 5, 2007 and April 29, 2006, respectively.

Trade letters of credit. We had $17.7 million and $21.5 million in trade letters of credit outstanding at May 5, 2007 and April 29, 2006, respectively.

Dividends. In May 2007, our Board of Directors declared a cash dividend payment of $.075 per common share, payable on or about July 2, 2007. Our Board of Directors declared quarterly cash dividends of $.075 per common share in January 2007 and $.06 in November 2006, and $.06 per common share in January, May, and August 2006.

Stock repurchase programs. In November 2005, we announced that our Board of Directors authorized a new two-year stock repurchase program of up to $400.0 million for 2006 and 2007. We repurchased 1.5 million and 1.7 million shares of common stock for aggregate purchase prices of approximately $50.9 million and $48.9 million for the three months ended May 5, 2007 and April 29, 2006, respectively.

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing this analysis, we determined that no long-lived asset impairment charge was required for the three months ended May 5, 2007 and April 29, 2006.

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

Lease accounting. Beginning in the first quarter of 2006, we implemented prospectively FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires that rental costs incurred during a construction period be expensed, not capitalized. Implementation of this new standard did not have a significant impact on our financial results for the year ended February 3, 2007. When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, we record rental expense on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term commencing on the possession date. Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term. Tenant improvement allowances are included as a component of operating cash flows in the consolidated Statement of Cash Flows.

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

The critical accounting policies noted above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by Generally Accepted Accounting Principles (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting one alternative accounting principle over another would not produce a materially different result.

New Accounting Pronouncements

Emerging Issues Task Force (“EITF”) Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB No. 43, Accounting for Compensated Absences” (“EITF No. 06-2”) is effective for fiscal years beginning after December 15, 2006. Under EITF No. 06-2 compensation cost associated with sabbatical or other similar benefit programs should be accrued over the requisite service period. Adoption of this standard did not have a material impact on our operating results or financial position.

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures regarding fair value measurements. We do not believe the adoption of SFAS No. 157 will have a material impact on our operating results or financial position.

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

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our annual report on Form 10-K for 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency exchange rates. We had no outstanding forward contracts at May 5, 2007.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of May 5, 2007, we had no borrowings outstanding under our revolving credit facilities.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, or cash flows as of and for the three-month period ended May 5, 2007. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The two paragraphs under the caption “Provision for litigation expense and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our quarterly report on Form 10-Q for our first fiscal quarter 2007, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, growth, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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
  Our ability to successfully implement new processes and systems enhancements that are expected to improve our merchandising capabilities with the goal of being able to plan, buy and allocate product at a more local versus regional level.
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

The above risks could significantly affect our operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the first quarter of 2007 is as follows:

			Total number of	Maximum number
	Total		shares (or units)	(or approximate dollar
	number of	Average	purchased as part	value) of shares (or
	shares	price paid	of publicly	units) that may yet be
	(or units)	per share	announced plans or	purchased under the
Period	purchased[1]	(or unit)	programs	plans or programs ($000)
February
(2/4/2007-3/3/2007)	490,567	$ 33.69	480,187	$ 184,000
March
(3/4/2007-4/7/2007)	584,176	$ 33.42	518,522	$ 166,000
April
(4/8/2007-5/5/2007)	511,480	$ 34.04	509,445	$ 149,000

Total	1,586,223	$ 33.70	1,508,154	$ 149,000

1 We acquired 78,069 shares during the quarter ended May 5, 2007 related to income tax withholdings for restricted stock. All remaining shares were repurchased under the two-year $400.0 million stock repurchase program publicly announced in November 2005.

Item 6. Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 13, 2007	By:	/s/ J. Call
John G. Call
Senior Vice President, Chief Financial Officer,
Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Form of Employment Agreement between Ross Stores, Inc., and Executive Vice Presidents or Senior Vice Presidents.

10.2	Employment Agreement executed May 2007 between James S. Fassio and Ross Stores, Inc.

10.3	Employment Agreement executed April 2007 between Lisa Panattoni and Ross Stores, Inc.

10.4	Employment Agreement executed April 2007 between Barbara Rentler and Ross Stores, Inc.

10.5	First Amendment to the Employment executed April 2007 between Barbara Rentler and Ross Stores, Inc.

10.6	Form of Performance Share Award Agreement.

10.7	Second Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan effective March 22, 2007.

10.8	Third Amendment to the Employment Agreement executed April 2007 between Michael Balmuth and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 12, 2007.

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.