Form 10-Q
period 2007-08-04
ROSS STORES INC
filed 2007-09-12
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on August 23, 2007 was 137,116,311.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
($000, except per share data, unaudited)	2007	2006	2007	2006
Sales	$1,444,632	$1,308,052	$2,855,173	$2,599,728

Costs and expenses
Cost of goods sold	1,131,286	1,024,130	2,202,564	2,012,966
Selling, general and administrative	229,326	210,635	459,529	417,802
Interest (income) expense, net	65	(1,554)	(1,326)	(3,438)
Total costs and expenses	1,360,677	1,233,211	2,660,767	2,427,330

Earnings before taxes	83,955	74,841	194,406	172,398
Provision for taxes on earnings	33,092	29,464	76,499	67,804
Net earnings	$50,863	$45,377	$117,907	$104,594

Earnings per share
Basic	$.37	$.32	$.86	$.74
Diluted	$.37	$.32	$.85	$.73

Weighted average shares outstanding (000)
Basic	136,052	140,348	136,569	140,991
Diluted	138,280	142,698	138,992	143,454

Dividends per share
Cash dividends declared per share	$.08	$.06	$.08	$.06

Stores open at end of period	862	770	862	770

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	August 4,	February 3,	July 29,
($000, unaudited)	2007	2007	2006
		(Note A)
Assets

Current Assets
Cash and cash equivalents	$132,808	$367,388	$59,351
Short-term investments	31,263	5,247	7,417
Accounts receivable	42,071	30,105	33,904
Merchandise inventory	1,070,376	1,051,729	959,792
Prepaid expenses and other	70,396	44,245	50,567
Deferred income taxes	30,942	16,242	20,014
Total current assets	1,377,856	1,514,956	1,131,045

Property and Equipment
Land and buildings	143,513	134,804	138,036
Fixtures and equipment	900,922	859,750	794,591
Leasehold improvements	435,732	402,921	386,320
Construction-in-progress	35,040	22,681	33,185
	1,515,207	1,420,156	1,352,132
Less accumulated depreciation and amortization	724,909	671,923	618,227
Property and equipment, net	790,298	748,233	733,905

Other long-term assets	68,249	64,266	58,057
Long-term investments	32,476	31,136	13,140
Total assets	$2,268,879	$2,358,591	$1,936,147

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$598,953	$698,063	$537,928
Accrued expenses and other	206,351	206,516	191,581
Accrued payroll and benefits	125,485	145,101	131,082
Income taxes payable	-	33,577	-
Total current liabilities	930,789	1,083,257	860,591

Long-term debt	150,000	150,000	-
Other long-term liabilities	169,045	129,303	123,760
Deferred income taxes	81,997	86,201	94,747

Commitments and contingencies

Stockholders’ Equity
Common stock	1,373	1,402	1,421
Additional paid-in capital	567,053	545,702	510,143
Treasury stock	(24,941)	(22,031)	(20,596)
Accumulated other comprehensive income	(108)	(163)	(173)
Retained earnings	393,671	384,920	366,254
Total stockholders’ equity	937,048	909,830	857,049
Total liabilities and stockholders’ equity	$2,268,879	$2,358,591	$1,936,147

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	August 4,	July 29,
($000, unaudited)	2007	2006
Cash Flows From Operating Activities
Net earnings	$117,907	$104,594
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	58,006	50,915
Stock-based compensation	13,049	13,621
Deferred income taxes	(18,905)	(3,092)
Tax benefit from equity issuance	5,505	6,280
Excess tax benefits from stock-based compensation	(4,533)	(1,243)
Change in assets and liabilities:
Merchandise inventory	(18,647)	(21,701)
Other current assets, net	(38,117)	(18,259)
Accounts payable	(88,665)	71,954
Other current liabilities	(46,917)	(36,743)
Other, net	28,965	2,770
Net cash provided by operating activities	7,648	169,096

Cash Flows From Investing Activities
Purchase of assets under lease	-	(87,329)
Additions to property and equipment	(107,285)	(58,794)
Purchases of investments	(46,918)	(47,550)
Proceeds from investments	19,618	50,765
Net cash used in investing activities	(134,585)	(142,908)

Cash Flows From Financing Activities
Payment of term debt	-	(50,000)
Issuance of common stock related to stock plans	11,861	8,550
Excess tax benefits from stock-based compensation	4,533	1,243
Treasury stock purchased	(2,919)	(2,352)
Repurchase of common stock	(100,578)	(98,867)
Dividends paid	(20,540)	(17,178)
Net cash used in financing activities	(107,643)	(158,604)
Net decrease in cash and cash equivalents	(234,580)	(132,416)

Cash and cash equivalents:
Beginning of period	367,388	191,767
End of period	$132,808	$59,351

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$759
Income taxes paid	$119,628	$102,642

Non-Cash Investing Activities
Change in fair value of investment securities	$55	$(192)

See notes to condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

Three and Six Months Ended August 4, 2007 and July 29, 2006
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of August 4, 2007 and July 29, 2006, the results of operations for the three and six months ended August 4, 2007 and July 29, 2006, and cash flows for the six months ended August 4, 2007 and July 29, 2006. The Condensed Consolidated Balance Sheet as of February 3, 2007, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations for the three and six-month periods ended August 4, 2007 and July 29, 2006 herein presented are not necessarily indicative of the results to be expected for the full fiscal year.

Total comprehensive income. The components of total comprehensive income for the three and six-month periods ended August 4, 2007 and July 29, 2006 are as follows (in $000):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net income	$50,863	$45,377	$117,907	$104,594
Unrealized (loss) gain on investments, net of taxes	(105)	(45)	33	(167)
Total comprehensive income	$50,758	$45,332	$117,940	$104,427

FIN 48. Effective in fiscal year 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note E for more information on the Company’s adoption of FIN 48.

Stock-based compensation. Effective in fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective transition method. This accounting standard requires recognition of compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. See Note B for more information on the Company’s stock-based compensation plans.

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect actual dividends paid during the periods shown. Dividends per share reported in the Condensed Consolidated Statements of Earnings reflects dividends declared during the period shown. In January and May of 2007, the Company’s Board of Directors declared a quarterly cash dividend of $.075 per common share, paid in March and July of 2007, respectively. The Company’s Board of Directors declared quarterly cash dividends of $.06 per common share in January, May, August, and November 2006.

In August 2007, the Company’s Board of Directors declared a cash dividend payment of $.075 per common share, payable on or about October 1, 2007.

Provision for litigation expense and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. In February 2007, the Orange County Superior Court approved a settlement of the cases involving whether the Company’s assistant store managers in California are correctly classified as exempt under California Wage Orders. The approved settlement obligation was paid during the quarter ended May 5, 2007.

Other class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to assistant store managers at all Company stores under federal law, remains pending as of August 4, 2007. Resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

The Company is also party in various other legal proceedings arising in the normal course of business. Actions filed against the Company include commercial, customer, and labor and employment-related claims, including lawsuits in which plaintiffs allege that the Company violated state and/or federal wage and hour and related laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note B: Stock-Based Compensation

Stock options and restricted stock. The Company has one equity incentive compensation plan, the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for various types of incentive awards, which may potentially include the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock purchase rights, restricted stock shares, restricted stock units, performance shares, performance units and deferred stock units. The 2004 Plan also provides for the automatic grant of stock options to each non-employee director at pre-established times and at a predetermined formula to determine the number of shares subject to stock options. Under the 2004 Plan, stock options are granted at exercise prices not less than the fair market value on the date the option is granted, expire not more than ten years from the date of grant, and normally vest over a period not exceeding five years from the date of grant.

Restricted stock. The Company grants restricted shares to officers and key employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period of generally two to five years. During the six-month period ended August 4, 2007, restricted stock awards totaling 451,000 shares were issued and awards totaling 29,000 shares were forfeited. The aggregate unamortized compensation expense at August 4, 2007 was $34.5 million. During the period, shares withheld for tax withholding totaled 88,000 shares, and are considered treasury shares which are available for reissuance. As of August 4, 2007, shares subject to repurchase related to unvested restricted stock totaled 2.1 million shares. A total of 2.8 million shares were available for future restricted stock awards under the 2004 Plan as of August 4, 2007.

Performance shares. Beginning in fiscal 2007, the Company initiated a performance share award program for senior executives. The performance share program represents a right to receive shares of common stock on a specified settlement date if the performance share vests based on the Company’s attainment of a profitability-based performance goal during a performance period.

Employee stock purchase plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible full-time employees participating in the offering period can choose to have up to the lesser of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is the lower of 85% of the market price at the beginning of the offering period or end of the offering period.

Stock-based compensation. For the three and six-month periods ended August 4, 2007 and July 29, 2006, the Company recognized stock-based compensation expense as follows (in $000):

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Stock options and ESPP	$2,496	$3,308	$4,909	$6,772
Restricted stock and performance shares	4,183	3,408	8,140	6,849
Total	$6,679	$6,716	$13,049	$13,621

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

The fair value of stock options and ESPP rights granted during the respective periods were estimated using the following assumptions:

	Three Months Ended		Six Months Ended
Stock Options	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Expected life from grant date (years)	3.8	3.9	3.9	4.2
Expected volatility	27.7%	31.4%	28.4%	32.7%
Risk-free interest rate	4.7%	4.9%	4.7%	4.5%
Dividend yield	1.0%	0.8%	0.9%	0.8%

	Three Months Ended		Six Months Ended
Employee Stock Purchase Plan	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Expected life from grant date (years)	0.5	0.5	1.0	1.0
Expected volatility	21.2%	26.6%	26.4%	26.6%
Risk-free interest rate	5.0%	4.5%	5.0%	4.5%
Dividend yield	0.9%	0.8%	0.9%	0.8%

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the periods ended August 4, 2007 and July 29, 2006 is as follows (in $000):

	Three Months Ended		Six Months Ended
Statements of Earnings Classification	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Cost of goods sold	$2,730	$2,919	$5,579	$5,872
Selling, general and administrative	3,949	3,797	7,470	7,749
Total	$6,679	$6,716	$13,049	$13,621

The weighted average fair values per share of stock options granted for the three-month periods ended August 4, 2007 and July 29, 2006, were $8.50 and $8.37, and for the six-month periods ended August 4, 2007 and July 29, 2006, were $9.18 and $8.66, respectively. The weighted average fair values per share of employee stock purchase awards for the three-month periods ended August 4, 2007 and July 29, 2006, were $6.62 and $6.11, and for the six-month periods ended August 4, 2007 and July 29, 2006, were $8.02 and $7.70, respectively.

Stock option activity. The following table summarizes stock option activity for the six months ended August 4, 2007:

			Weighted
			average
	Number	Weighted	remaining
	of	average	contractual	Aggregate
(000, except per share data)	shares	exercise price	term	intrinsic value
Outstanding at February 3, 2007	7,227	$22.47
Granted	580	$34.21
Exercised	(722)	$16.43
Forfeited	(126)	$27.21
Outstanding at August 4, 2007	6,959	$23.99	6.28	$ 31,796
Vested or Expected to Vest at August 4, 2007	6,797	$23.84	6.23	$ 31,751
Exercisable at August 4, 2007	4,531	$21.08	5.19	$ 31,079

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise price for stock options both outstanding and exercisable as of August 4, 2007 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number of	Remaining	Exercise	Number of	Exercise
Exercise price range			shares	life	price	shares	price
$6.69	to	$18.89	1,540	2.63	$12.37	1,540	$12.37
18.90	to	26.47	1,451	6.02	21.93	1,246	21.52
26.50	to	28.35	1,471	7.72	27.69	811	27.67
28.36	to	29.14	1,400	7.49	28.64	545	28.66
$29.17	to	$34.37	1,097	8.26	32.12	389	29.77
Totals			6,959	6.28	$23.99	4,531	$21.08

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

For the three and six month periods ended August 4, 2007, there were approximately 810,000 and 554,200 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented. For the three and six-month periods ended July 29, 2006, there were approximately 3,857,600 and 3,641,500 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Six Months Ended
		Effect of Dilutive			Effect of Dilutive
	Basic	Common Stock	Diluted	Basic	Common Stock	Diluted
	EPS	Equivalents	EPS	EPS	Equivalents	EPS
August 4, 2007
Shares	136,052	2,228	138,280	136,569	2,423	138,992
Amount	$ .37	$ .00	$ .37	$ .86	($.01)	$ .85

July 29, 2006
Shares	140,348	2,350	142,698	140,991	2,463	143,454
Amount	$ .32	$ .00	$ .32	$ .74	($.01)	$ .73

Note D: Debt and Revolving Credit

In July 2006, the Company amended its existing $600.0 million revolving credit facility, extending the expiration date to July 2011, and changing the interest pricing to LIBOR plus 45 basis points.

In October 2006, the Company entered into a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The series A notes were issued for an aggregate of $85.0 million, are due in December 2018, and bear interest at a rate of 6.38%. The series B notes were issued for an aggregate of $65.0 million, are due in December 2021, and bear interest at a rate of 6.53%. Borrowings under these notes are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios. As of August 4, 2007, the Company was in compliance with these covenants.

Note E: Income Taxes

In June 2006, the FASB issued FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. As a result, the Company established a $26.3 million reserve for unrecognized tax benefits, inclusive of $6.0 million of related interest. The reserve is classified as a long-term liability and included in other long-term liabilities on the Company’s condensed consolidated balance sheet. Upon adoption of FIN 48, the Company also recognized a reduction in retained earnings of $7.4 million and certain other deferred income tax assets and liabilities were reclassified.

As of August 4, 2007, the reserve for unrecognized tax benefits increased to $28.3 million inclusive of $7.1 million of related interest. The Company accounts for interest related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $16.8 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the Company will receive guidance from the Internal Revenue Service, or the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. As a result, the total amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by up to $3.6 million, net of federal tax benefits.

The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2004 through 2006. The Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2006. Certain state tax returns are currently under audit by the state tax authorities. The Company does not expect the result of these audits to have a material impact on the consolidated financial statements.

Note F: Recently Issued Accounting Standards

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures regarding fair value measurements. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its operating results or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its operating results or financial position.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of August 4, 2007 and July 29, 2006, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended August 4, 2007 and July 29, 2006, and of cash flows for the six month periods ended August 4, 2007 and July 29, 2006. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
September 11, 2007

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

Overview

We are the second largest off-price apparel and home goods retailer in the United States, with 817 Ross Dress for Less® (“Ross”) stores in 27 states and Guam, and 45 dd’s DISCOUNTS® stores in three states at August 4, 2007. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

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

Results of Operations

The following table summarizes the results of operations for the three and six-month periods ended August 4, 2007 and July 29, 2006:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Sales
Sales (millions)	$1,445	$1,308	$2,855	$2,600
Sales growth	10.4%	11.6%	9.8%	13.2%
Comparable store sales growth	2%	4%	1%	5%

Costs and expenses (as a percent of sales)
Cost of goods sold	78.3%	78.3%	77.1%	77.4%
Selling, general and administrative	15.9%	16.1%	16.1%	16.1%
Interest (income) expense, net	0.0%	(0.1)%	(0.1)%	(0.1)%

Earnings before taxes	5.8%	5.7%	6.8%	6.6%

Net earnings	3.5%	3.5%	4.1%	4.0%

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

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Stores at the beginning of the period	830	746	797	734
Stores opened in the period	33	25	66	37
Stores closed in the period	(1)	(1)	(1)	(1)
Stores at the end of the period	862	770	862	770

Sales. Sales for the three months ended August 4, 2007 increased $136.6 million, or 10.4%, compared to the three months ended July 29, 2006. This revenue growth was primarily due to the addition of 92 net new stores during the twelve months ended August 4, 2007, and a 2% increase in sales from comparable stores. Sales for the six months ended August 4, 2007 increased $255.4 million, or 9.8%, compared to the same period in the prior year, primarily due to the impact of the 92 net new stores opened between July 29, 2006 and August 4, 2007, and a 1.0% increase in sales from comparable stores.

Our sales mix for Ross is shown below for the three and six-month periods ended August 4, 2007 and July 29, 2006:

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Ladies	34%	35%	35%	35%
Home accents and bed and bath	22%	20%	21%	20%
Men’s	15%	16%	15%	15%
Fine jewelry, accessories, lingerie and fragrances	11%	11%	11%	11%
Children’s	8%	8%	8%	9%
Shoes	10%	10%	10%	10%
Total	100%	100%	100%	100%

We expect to address the competitive climate for off-price merchandise by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and six-month periods ended August 4, 2007, we cannot be sure that they will result in a continuation of sales or profit growth.

Cost of goods sold. Cost of goods sold for the three months ended August 4, 2007 increased $107.2 million compared to the same period in the prior year mainly due to increased sales from the opening of 92 net new stores between July 29, 2006 and August 4, 2007, and a 2.0% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for the three months ended August 4, 2007 was unchanged from the same period in the prior year. This was the result of a 10 basis point increase in merchandise gross margin, which benefited from a lower inventory shortage provision, a 20 basis point decline in occupancy costs, and a 10 basis point improvement in buying, incentive and equity compensation expenses. These favorable trends were offset by a 20 basis point increase driven by distribution handling costs related to packaway inventory levels and a 20 basis point increase in freight costs.

Cost of goods sold for the six months ended August 4, 2007 increased $189.6 million compared to the same period in the prior year mainly due to increased sales from the opening of 92 net new stores between July 29, 2006 and August 4, 2007, and a 1.0% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for the six months ended August 4, 2007 decreased approximately 30 basis points compared with the same period in the prior year. This decrease was the result of a 35 basis point increase in merchandise gross margin, which benefited from a decline in markdowns and a lower inventory shortage provision, and a 20 basis point improvement in buying, incentive and equity compensation expenses. These favorable trends were partially offset by a 20 basis point increase in freight costs and a 5 basis point increase driven by distribution handling costs related to packaway inventory levels.

We cannot be sure that the gross profit margins realized for the three and six-month periods ended August 4, 2007 will continue in the future.

Selling, general and administrative expenses. For the three months ended August 4, 2007, selling, general and administrative expenses increased $18.7 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 92 net new stores between July 29, 2006 and August 4, 2007.

Selling, general and administrative expenses as a percentage of sales for the three months ended August 4, 2007 decreased by approximately 20 basis points compared to the same period in the prior year. This improvement was driven by a 50 basis point decline in general and administrative costs, partially offset by a 30 basis point increase in store operating expenses compared to the prior year, primarily due to minimum wage increases.

For the six months ended August 4, 2007, selling, general and administrative expenses increased $41.7 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 92 net new stores between July 29, 2006 and August 4, 2007.

Selling, general and administrative expenses as a percentage of sales for the six months ended August 4, 2007 were unchanged from the same period in the prior year. This was the result of a 40 basis point increase in store operating costs that were offset by a 40 basis point decline in general and administrative costs.

Taxes on earnings. Our effective tax rate for the three and six-month periods ended August 4, 2007 and July 29, 2006 was approximately 39%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits. We anticipate that our effective tax rate for fiscal 2007 will be approximately 38% to 40%.

Earnings per share. Diluted earnings per share increased 16% to $.37 for the three months ended August 4, 2007, from $.32 in the prior year period, and increased 16% to $.85 for the six-month period ended August 4, 2007 from $.73 in the prior year period. The growth for both the quarter and year-to-date periods was due to a 13% increase in net earnings and a 3% decline in weighted average diluted shares outstanding, which was largely attributable to the repurchase of common stock under the Company’s stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are existing cash balances, cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for seasonal and new store merchandise inventory purchases, capital expenditures in connection with opening new stores, and expenditures related to distribution centers, information systems and infrastructure. We also use cash to repay debt, repurchase stock under our stock repurchase program and to pay dividends. Our cash flows for the six months ended August 4, 2007 and July 26, 2006 are as follows:

	Six Months Ended
	August 4,	July 29,
($000)	2007	2006
Cash flows provided by operating activities	$7,648	$169,096

Cash flows used in investing activities	(134,585)	(142,908)

Cash flows used in financing activities	(107,643)	(158,604)

Net decrease in cash and cash equivalents	$(234,580)	$(132,416)

Operating Activities

Net cash provided by operating activities was $7.6 million for the six months ended August 4, 2007 compared to $169.1 million for the six months ended July 29, 2006. The primary sources of cash from operations for the six months ended August 4, 2007 and July 29, 2006 were net earnings plus non-cash expenses for depreciation and amortization, and stock-based compensation. The decrease in cash flows from operations for the six months ended August 4, 2007 was primarily due to a decline in accounts payable from the higher than normal level at February 3, 2007, which was mainly due to the timing of payments and receipts associated with the 53rd week in fiscal 2006. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 66.4% as of February 3, 2007 and declined to 56.0% as of August 4, 2007.

Working capital (defined as current assets less current liabilities) was $447.1 million as of August 4, 2007, compared to $270.5 million as of July 29, 2006. Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the six-month periods ended August 4, 2007 and July 29, 2006, our capital expenditures were approximately $107.3 million and $146.1 million, respectively, (excluding leased equipment) for fixtures and leasehold improvements to open new stores, implement information technology systems, implement materials handling equipment and related distribution center systems, and for various other expenditures related to stores and buying and corporate offices. We opened 66 and 37 new stores during the six months ended August 4, 2007 and July 29, 2006, respectively. For the period ended July 29, 2006, our capital expenditures include the purchase of assets under a lease of $87.3 million. In addition, for the six months ended August 4, 2007 and July 29, 2006, we purchased investments of $46.9 million and $47.6 million, respectively, and received proceeds from the sale of investments of $19.6 million and $50.8 million, respectively.

We are forecasting approximately $290 million in total capital expenditures for 2007 to fund store opening improvements for new Ross and dd’s DISCOUNTS stores, to fund the relocation or upgrade of existing stores, and to fund investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various buying and corporate office expenditures. We expect to fund remaining 2007 capital expenditures out of existing cash balances and operating cash flows.

Financing Activities

During the six-month periods ended August 4, 2007 and July 29, 2006, our liquidity and capital requirements were provided by available cash and investment balances, cash flows from operations and trade credit. Substantially all of our store locations, buying offices, our corporate headquarters, and one distribution center are leased. We own our distribution centers in Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina.

In March 2006, we repaid a $50.0 million term debt in full.

Under our $400.0 million two-year stock repurchase program announced in 2005, we repurchased 3.1 million and 3.6 million shares of common stock for an aggregate purchase price of approximately $100.6 million and $98.9 million during the six-month periods ended August 4, 2007 and July 29, 2006, respectively.

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

The table below presents our significant contractual payment obligations as of August 4, 2007:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	Year	Years	Years	Years	Total[1]
Senior notes	$-	$-	$-	$150,000	$150,000

Interest payment obligations	9,667	19,335	19,335	74,364	122,701

Operating Leases:

Rent obligations	285,973	518,170	402,491	459,784	1,666,418

Synthetic leases	9,951	10,014	8,182	4,091	32,238

Other synthetic lease obligations	2,780	3,122	-	56,000	61,902

Purchase obligations	1,091,530	39,171	1,301	-	1,132,002

Total contractual obligations	$1,399,901	$589,812	$431,309	$744,239	$3,165,261

1 Pursuant to the guidelines of FIN 48, a $28.3 million reserve for unrecognized tax benefits is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. These obligations are excluded from the schedule above as the timing of payments cannot be reasonably estimated.

Senior notes. In October 2006, we entered into a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The Series A notes were issued for an aggregate of $85.0 million, are due in December 2018, and bear interest at a rate of 6.38%. The Series B notes were issued for an aggregate of $65.0 million, are due in December 2021, and bear interest at a rate of 6.53%. Interest on these notes is included in interest payment obligations in the table above.

Off-Balance Sheet Arrangements

Operating leases. Substantially all of our store sites, one of our distribution centers, and our buying offices and corporate headquarters are leased.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are two years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $5.9 million, at the end of the respective initial lease terms, which is included in other synthetic lease obligations in the table above.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we have recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $1.8 million for the POS lease. These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and other, and accrued expenses and other, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of August 4, 2007 we were in compliance with these covenants.

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

Purchase obligations. As of August 4, 2007 we had purchase obligations of $1.1 billion. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $997.8 million represent purchase obligations of less than one year as of August 4, 2007.

Albertsons real estate transaction. In October 2006, we announced an agreement with Albertsons LLC to acquire certain leasehold rights to 46 former Albertsons sites in California, Florida, Texas, Arizona, Colorado and Oklahoma. We have incorporated about 40 of these sites into our 2007 new store expansion program, of which 27 sites have opened in the first six months of 2007. This real estate opportunity gives us the ability to acquire a substantial number of store sites in several of our established, top performing markets.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at August 4, 2007:

($000)	Amount of Commitment Expiration Per Period				Total
	Less than	1 - 3	3 – 5	After 5	amount
Commercial Credit Commitments	1 year	years	years	years	committed
Revolving credit facility	$-	$-	$600,000	$-	$600,000

Total commercial commitments	$-	$-	$600,000	$-	$600,000

Revolving credit facility. We have available a $600.0 million revolving credit facility with our banks, which contains a $300.0 million sublimit for issuances of standby letters of credit, of which $229.9 million was available at August 4, 2007. This facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios. We have had no borrowings under this facility.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $70.1 million and $63.5 million in standby letters of credit outstanding at August 4, 2007 and July 29, 2006, respectively.

Trade letters of credit. We had $22.1 million and $28.7 million in trade letters of credit outstanding at August 4, 2007 and July 29, 2006, respectively.

Dividends. In August 2007, our Board of Directors declared a cash dividend payment of $.075 per common share, payable on or about October 1, 2007. In January and May of 2007, our Board of Directors declared a quarterly cash dividend of $.075 per common share, paid in March and July of 2007, respectively. Our Board of Directors declared quarterly cash dividends of $.06 per common share in January, May, August, and November 2006.

Stock repurchase programs. In November 2005, we announced that our Board of Directors authorized a two-year stock repurchase program of up to $400.0 million for 2006 and 2007. We repurchased 3.1 million and 3.6 million shares of common stock for aggregate purchase prices of approximately $100.6 million and $98.9 million for the six months ended August 4, 2007 and July 29, 2006, respectively.

We estimate that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing this analysis, we determined that no long-lived asset impairment charge was required for the six months ended August 4, 2007 and July 29, 2006.

Depreciation and amortization expense. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for buildings and improvements. The cost of leasehold improvements is amortized over the estimated useful life of the asset or the applicable lease term, whichever is less.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. We do not believe the adoption of SFAS No. 159 will have a material impact on our operating results or financial position.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency exchange rates. We had no outstanding forward contracts at August 4, 2007.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of August 4, 2007, we had no borrowings outstanding under our revolving credit facilities.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, or cash flows as of and for the three and six-month period ended August 4, 2007. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The matters under the caption “Provision for litigation expense and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our quarterly report on Form 10-Q for our second fiscal quarter 2007, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, growth, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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
  Potential changes in the level of consumer spending on or preferences for apparel or home-related merchandise, including the potential impact from uncertainty in mortgage credit markets and higher gas prices.
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

  A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores or a distribution center. Our corporate headquarters, two distribution centers and 27% of our stores are located in California.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the second quarter of 2007 is as follows:

				Maximum number
			Total number of	(or approximate dollar
	Total		shares (or units)	value) of shares
	number of	Average	purchased as part	(or units) that may yet be
	shares	price paid	of publicly	purchased under the
	(or units)	per share	announced plans or	plans or programs
Period	purchased[1]	(or unit)	programs	($000)
May
(5/6/2007-6/2/2007)	316,620	$ 33.06	314,656	$ 139,000
June
(6/3/2007-7/7/2007)	706,613	$ 31.13	704,726	$ 117,000
July
(7/8/2007-8/4/2007)	583,834	$ 30.09	577,300	$ 99,000

Total	1,607,067	$ 31.14	1,596,682	$ 99,000

1 We acquired 10,385 shares during the quarter ended August 4, 2007 related to income tax withholdings for restricted stock. All remaining shares were repurchased under the two-year $400.0 million stock repurchase program publicly announced in November 2005.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders, held on May 24, 2007 (the “2007 Annual Meeting”), our stockholders voted on and approved the following proposals:

Proposal 1: To elect two Class III directors (Michael J. Bush and Norman A. Ferber) for a three-year term.

Proposal 2: To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 2, 2008.

2007 Annual Meeting Election Results

Proposal 1: Election of directors

Director	In favor	Withheld	Term expires
Michael J. Bush	120,596,623	9,587,805	2010
Norman A. Ferber	113,873,022	16,311,406	2010

Proposal 2: Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 2, 2008.

For	Against	Abstain
128,420,488	1,740,620	23,320

Item 6. Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 12, 2007	By:	/s/ J. Call
John G. Call
Senior Vice President, Chief Financial Officer,
Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Sixth Amendment to the Independent Contractor Consultancy Agreement executed June 2007 between Norman A. Ferber and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 11, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.