Form 10-Q
period 2007-11-03
ROSS STORES INC
filed 2007-12-12
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on November 21, 2007 was 135,475,503.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
($000, except per share data, unaudited)	2007	2006	2007	2006
Sales	$1,468,337	$1,362,045	$4,323,510	$3,961,773

Costs and expenses
Cost of goods sold	1,150,754	1,073,820	3,353,318	3,086,786
Selling, general and administrative	238,847	217,586	698,376	635,388
Interest income, net	(12)	(1,775)	(1,338)	(5,213)
Total costs and expenses	1,389,589	1,289,631	4,050,356	3,716,961

Earnings before taxes	78,748	72,414	273,154	244,812
Provision for taxes on earnings	30,066	28,481	106,565	96,285
Net earnings	$48,682	$43,933	$166,589	$148,527

Earnings per share
Basic	$0.36	$0.32	$1.23	$1.06
Diluted	$0.36	$0.31	$1.21	$1.04

Weighted average shares outstanding (000)
Basic	134,429	138,570	135,856	140,184
Diluted	136,215	140,887	138,172	142,672

Dividends per share
Cash dividends declared per share	$0.08	$0.06	$0.15	$0.12

Stores open at end of period	893	798	893	798

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	November 3,	February 3,	October 28,
($000, unaudited)	2007	2007	2006
		(Note A)
Assets

Current Assets
Cash and cash equivalents	$151,548	$367,388	$122,069
Short-term investments	6,177	5,247	4,857
Accounts receivable	47,515	30,105	36,823
Merchandise inventory	1,119,070	1,051,729	1,065,549
Prepaid expenses and other	57,392	44,245	51,326
Deferred income taxes	32,647	16,242	20,014
Total current assets	1,414,349	1,514,956	1,300,638

Property and Equipment
Land and buildings	155,763	134,804	141,098
Fixtures and equipment	921,026	859,750	810,115
Leasehold improvements	459,964	402,921	392,699
Construction-in-progress	45,224	22,681	41,684
	1,581,977	1,420,156	1,385,596
Less accumulated depreciation and amortization	753,490	671,923	645,211
Property and equipment, net	828,487	748,233	740,385

Other long-term assets	67,979	64,266	60,267
Long-term investments	32,827	31,136	30,838
Total assets	$2,343,642	$2,358,591	$2,132,128

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$654,341	$698,063	$670,578
Accrued expenses and other	223,892	206,516	224,260
Accrued payroll and benefits	134,671	145,101	152,688
Income taxes payable	-	33,577	-
Total current liabilities	1,012,904	1,083,257	1,047,526

Long-term debt	150,000	150,000	-
Other long-term liabilities	170,214	129,303	128,503
Deferred income taxes	79,621	86,201	97,363

Commitments and contingencies

Stockholders’ Equity
Common stock	1,354	1,402	1,406
Additional paid-in capital	568,766	545,702	520,394
Treasury stock	(25,660)	(22,031)	(21,180)
Accumulated other comprehensive income (loss)	408	(163)	25
Retained earnings	386,035	384,920	358,091
Total stockholders’ equity	930,903	909,830	858,736
Total liabilities and stockholders’ equity	$2,343,642	$2,358,591	$2,132,128

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	November 3,	October 28,
($000, unaudited)	2007	2006
Cash Flows From Operating Activities
Net earnings	$166,589	$148,527
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	88,471	78,680
Stock-based compensation	19,535	20,121
Deferred income taxes	(22,987)	(496)
Tax benefit from equity issuance	5,601	11,943
Excess tax benefits from stock-based compensation	(4,697)	(4,509)
Change in assets and liabilities:
Merchandise inventory	(67,341)	(127,458)
Other current assets, net	(30,557)	(21,937)
Accounts payable	(33,277)	204,604
Other current liabilities	(19,933)	15,145
Other long-term, net	31,001	5,629
Net cash provided by operating activities	132,405	330,249

Cash Flows From Investing Activities
Purchase of assets under lease	-	(87,329)
Additions to property and equipment	(176,790)	(93,365)
Purchases of investments	(63,213)	(67,328)
Proceeds from investments	61,162	55,602
Net cash used in investing activities	(178,841)	(192,420)

Cash Flows From Financing Activities
Payment of term debt	-	(50,000)
Issuance of common stock related to stock plans	12,789	13,991
Excess tax benefits from stock-based compensation	4,697	4,509
Treasury stock purchased	(3,638)	(2,935)
Repurchase of common stock	(152,598)	(147,726)
Dividends paid	(30,654)	(25,366)
Net cash used in financing activities	(169,404)	(207,527)
Net decrease in cash and cash equivalents	(215,840)	(69,698)

Cash and cash equivalents:
Beginning of period	367,388	191,767
End of period	$151,548	$122,069

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$759
Income taxes paid	$142,767	$125,522

Non-Cash Investing Activities
Change in fair value of investment securities	$570	$5

See notes to condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended November 3, 2007 and October 28, 2006
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of November 3, 2007 and October 28, 2006, the results of operations for the three and nine months ended November 3, 2007 and October 28, 2006, and cash flows for the nine months ended November 3, 2007 and October 28, 2006. The Condensed Consolidated Balance Sheet as of February 3, 2007, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations for the three and nine-month periods ended November 3, 2007 and October 28, 2006 herein presented are not necessarily indicative of the results to be expected for the full fiscal year.

Total comprehensive income. The components of total comprehensive income for the three and nine-month periods ended November 3, 2007 and October 28, 2006 are as follows (in $000):

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net income	$48,682	$43,933	$166,589	$148,527
Unrealized gain on investments, net of taxes	318	120	348	2
Total comprehensive income	$49,000	$44,053	$166,937	$148,529

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

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect actual dividends paid during the periods shown. Dividends per share reported in the Condensed Consolidated Statements of Earnings reflects dividends declared during the period shown. In January, May, and August of 2007, the Company’s Board of Directors declared a quarterly cash dividend of $.075 per common share, paid in March, July and October of 2007, respectively. The Company’s Board of Directors declared quarterly cash dividends of $.06 per common share in January, May, August, and November 2006, paid in March 2006, June 2006, October 2006, and January 2007, respectively.

In November 2007, the Company’s Board of Directors declared a cash dividend payment of $.075 per common share, payable on or about January 2, 2008.

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

Other class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to assistant store managers at all Company stores under federal law, remains pending as of November 3, 2007. Resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

The Company is also party in various other legal proceedings arising in the normal course of business. Actions filed against the Company include commercial, customer, and labor and employment-related claims. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Restricted stock. The Company grants restricted shares to officers and key employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period of generally two to five years. During the nine-month period ended November 3, 2007, restricted stock awards totaling 524,000 shares were issued and awards totaling 38,000 shares were forfeited. The aggregate unamortized compensation expense at November 3, 2007 was $32.2 million. During the period, shares withheld for tax withholding totaled 115,000 shares, and are considered treasury shares which are available for reissuance. As of November 3, 2007, shares subject to repurchase related to unvested restricted stock totaled 2.0 million shares. A total of 2.8 million shares were available for future restricted stock awards under the 2004 Plan as of November 3, 2007.

Performance shares. Beginning in fiscal 2007, the Company initiated a performance share award program for senior executives. The performance share program represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during a performance period. If attained, the common stock then granted vests over a specified remaining service period, generally 2 years.

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

Stock-based compensation. For the three and nine-month periods ended November 3, 2007 and October 28, 2006, the Company recognized stock-based compensation expense as follows (in $000):

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Stock options and ESPP	$2,369	$3,232	$7,279	$10,004
Restricted stock and performance shares	4,117	3,268	12,256	10,117
Total	$6,486	$6,500	$19,535	$20,121

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

The fair value of stock options and ESPP rights granted during the respective periods (no stock option grants were made for the three months ended November 3, 2007) were estimated using the following assumptions:

	Three Months Ended		Nine Months Ended
Stock Options	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Expected term from grant date (years)	--	3.9	3.9	4.2
Expected volatility	--	30.3%	28.4%	32.5%
Risk-free interest rate	--	5.1%	4.7%	4.6%
Dividend yield	--	0.9%	0.9%	0.8%

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Expected term from grant date (years)	0.5	0.5	1.0	1.0
Expected volatility	21.2%	26.6%	26.4%	26.7%
Risk-free interest rate	5.0%	4.5%	5.0%	4.5%
Dividend yield	0.9%	0.8%	0.9%	0.8%

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the periods ended November 3, 2007 and October 28, 2006 is classified as follows (in $000):

	Three Months Ended		Nine Months Ended
Statements of Earnings	November 3,	October 28,	November 3,	October 28,
Classification	2007	2006	2007	2006
Cost of goods sold	$2,695	$2,591	$8,274	$8,464
Selling, general and administrative	3,791	3,909	11,261	11,657
Total	$6,486	$6,500	$19,535	$20,121

The weighted average fair values per share of stock options granted for the three-month period ended October 28, 2006 was $7.31, and for the nine-month periods ended November 3, 2007 and October 28, 2006, were $9.18 and $8.52, respectively. The weighted average fair values per share of employee stock purchase awards for the three-month periods ended November 3, 2007 and October 28, 2006, were $8.02 and $7.72, and for the nine-month periods ended November 3, 2007 and October 28, 2006, were $8.02 and $7.72, respectively.

Stock option activity. The following table summarizes stock option activity for the nine months ended November 3, 2007:

			Weighted
			average
	Number	Weighted	remaining	Aggregate
	of	average	contractual	intrinsic
(000, except per share data)	shares	exercise price	term	value
Outstanding at February 3, 2007	7,227	$22.47
Granted	580	$34.21
Exercised	(776)	$16.48
Forfeited	(169)	$27.31

Outstanding at November 3, 2007	6,862	$24.02	6.01	$ 25,893
Vested or Expected to Vest at November 3, 2007	6,718	$23.88	5.96	$ 25,877
Exercisable at November 3, 2007	4,808	$21.59	5.08	$ 25,654

The following table summarizes information about the weighted average remaining contractual term (in years) and the weighted average exercise price for stock options both outstanding and exercisable as of November 3, 2007 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number of	Remaining	Exercise	Number of	Exercise
Exercise price range			shares	life	price	shares	price
$6.69	to	$18.89	1,509	2.35	$12.39	1,509	$12.39
18.90	to	26.47	1,432	5.75	21.92	1,279	21.63
26.50	to	28.35	1,451	7.46	27.69	926	27.68
28.36	to	29.14	1,379	7.20	28.64	677	28.66
$29.17	to	$34.37	1,091	7.99	32.13	417	29.77
Totals			6,862	6.01	$24.02	4,808	$21.59

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

For the three and nine-month periods ended November 3, 2007, there were approximately 4,242,700 and 822,500 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented. For the three and nine-month periods ended October 28, 2006, there were approximately 4,087,500 and 3,757,800 shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended			Nine Months Ended
		Effect of Dilutive			Effect of Dilutive
	Basic	Common Stock	Diluted	Basic	Common Stock	Diluted
	EPS	Equivalents	EPS	EPS	Equivalents	EPS
November 3, 2007
Shares	134,429	1,786	136,215	135,856	2,316	138,172
Amount	$ 0.36	$ 0.00	$ 0.36	$ 1.23	$ (0.02)	$ 1.21

October 28, 2006
Shares	138,570	2,317	140,887	140,184	2,488	142,672
Amount	$ 0.32	$ (0.01)	$ 0.31	$ 1.06	$ (0.02)	$ 1.04

Note D: Debt and Revolving Credit

In July 2006, the Company amended its existing $600.0 million revolving credit facility, extending the expiration date to July 2011, and changing the interest pricing to LIBOR plus 45 basis points.

In October 2006, the Company entered into a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The series A notes were issued for an aggregate of $85.0 million, are due in December 2018, and bear interest at a rate of 6.38%. The series B notes were issued for an aggregate of $65.0 million, are due in December 2021, and bear interest at a rate of 6.53%. Borrowings under these notes are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios. As of November 3, 2007, the Company was in compliance with these covenants.

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

As of November 3, 2007, the reserve for unrecognized tax benefits is $28.1 million inclusive of $6.2 million of related interest. The Company accounts for interest related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $16.5 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. As a result, the total amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by up to $3.0 million, net of federal tax benefits.

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
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of November 3, 2007 and October 28, 2006, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended November 3, 2007 and October 28, 2006, and of cash flows for the nine-month periods ended November 3, 2007 and October 28, 2006. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
December 11, 2007

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

Overview

We are the second largest off-price apparel and home goods retailer in the United States, with 841 Ross Dress for Less® (“Ross”) stores in 27 states and Guam, and 52 dd’s DISCOUNTS® stores in 4 states at November 3, 2007. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

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

Results of Operations

The following table summarizes the results of operations for the three and nine-month periods ended November 3, 2007 and October 28, 2006:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Sales
Sales (millions)	$1,468	$1,362	$4,324	$3,962
Sales growth	7.8%	10.1%	9.1%	12.1%
Comparable store sales growth	1%	4%	1%	5%

Costs and expenses (as a percent of sales)
Cost of goods sold	78.4%	78.8%	77.6%	77.9%
Selling, general and administrative	16.3%	16.0%	16.1%	16.0%
Interest income, net	(0.0)%	(0.1)%	(0.0)%	(0.1)%

Earnings before taxes	5.3%	5.3%	6.3%	6.2%

Net earnings	3.3%	3.2%	3.9%	3.7%

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

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Stores at the beginning of the period	862	770	797	734
Stores opened in the period	32	28	98	65
Stores closed in the period	(1)	-	(2)	(1)
Stores at the end of the period	893	798	893	798

Sales. Sales for the three months ended November 3, 2007 increased $106.3 million, or 7.8%, compared to the three months ended October 28, 2006. This revenue growth was primarily due to the addition of 95 net new stores opened between October 28, 2006 and November 3, 2007, and a 1% increase in sales from comparable stores. Sales for the nine months ended November 3, 2007 increased $361.7 million, or 9.1%, compared to the same period in the prior year, primarily due to the impact of the 95 net new stores opened between October 28, 2006 and November 3, 2007, and a 1% increase in sales from comparable stores.

Our sales mix for Ross is shown below for the three and nine-month periods ended November 3, 2007 and October 28, 2006:

	Three Months Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Ladies	33%	34%	34%	35%
Home accents and bed and bath	22%	21%	22%	20%
Men’s	14%	14%	14%	15%
Fine jewelry, accessories, lingerie and fragrances	11%	11%	11%	11%
Children’s	10%	10%	9%	9%
Shoes	10%	10%	10%	10%
Total	100%	100%	100%	100%

We expect to address the competitive climate for off-price merchandise by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify the merchandise mix, and to more fully develop the organization and systems to strengthen regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine-month periods ended November 3, 2007, we cannot be sure that they will result in a continuation of sales or profit growth.

Cost of goods sold. Cost of goods sold for the three months ended November 3, 2007 increased $76.9 million compared to the same period in the prior year mainly due to increased sales from the opening of 95 net new stores between October 28, 2006 and November 3, 2007, and a 1% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for the three months ended November 3, 2007 decreased approximately 45 basis points from the same period in the prior year. This improvement was driven mainly by a 40 basis point improvement in buying, incentive and equity compensation expenses, a 25 basis point decrease in distribution costs, and a 10 basis point decrease in freight costs. These favorable trends were offset by a 30 basis point increase in store occupancy costs.

Cost of goods sold for the nine months ended November 3, 2007 increased $266.5 million compared to the same period in the prior year mainly due to increased sales from the opening of 95 net new stores between October 28, 2006 and November 3, 2007, and a 1% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for the nine months ended November 3, 2007 decreased approximately 35 basis points compared with the same period in the prior year. This decrease was the result of a 25 basis point increase in merchandise gross margin, which benefited from lower markdowns and lower inventory shortage, a 25 basis point improvement in buying, incentive and equity compensation expenses, and a 5 basis point improvement in distribution costs. These favorable trends were partially offset by a 10 basis point increase in freight costs and a 10 basis point increase in store occupancy costs.

We cannot be sure that the gross profit margins realized for the three and nine-month periods ended November 3, 2007 will continue in the future.

Selling, general and administrative expenses. For the three months ended November 3, 2007, selling, general and administrative expenses increased $21.3 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 95 net new stores between October 28, 2006 and November 3, 2007.

Selling, general and administrative expenses as a percentage of sales for the three months ended November 3, 2007 increased by approximately 30 basis points compared to the same period in the prior year. This increase was driven by a 65 basis point increase in store operating expenses compared to the prior year primarily due to the de-leveraging effect of a 1% increase in comparable store sales and minimum wage increases. This was partially offset by a 35 basis point decline in other general and administrative costs.

For the nine months ended November 3, 2007, selling, general and administrative expenses increased $63.0 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 95 net new stores between October 28, 2006 and November 3, 2007, and the de-leveraging effect of the 1% increase in comparable store sales.

Selling, general and administrative expenses as a percentage of sales for the nine months ended November 3, 2007 increased by approximately 10 basis points compared to the same period in the prior year. This was the result of a 45 basis point increase in store operating costs that was offset by a 35 basis point decline in general and administrative costs.

Taxes on earnings. Our effective tax rate for the three-month period ended November 3, 2007 and October 28, 2006 was approximately 38% and 39%, respectively. For the nine-month period ended November 3, 2007 and October 28, 2006, the effective tax rate was 39%. These rates represent the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits. We anticipate that our effective tax rate for fiscal 2007 will be approximately 38% to 39%.

Earnings per share. Diluted earnings per share increased 16% to $0.36 for the three months ended November 3, 2007, from $0.31 in the prior year period, and increased 16% to $1.21 for the nine-month period ended November 3, 2007 from $1.04 in the prior year period. The growth for the quarter was due to an 11% increase in net earnings and a 3% decline in weighted average diluted shares outstanding, which was largely attributable to the repurchase of common stock under the Company’s stock repurchase program. The growth for the year-to-date period was due to a 12% increase in net earnings and a 3% decline in weighted average diluted shares outstanding, which was largely attributable to the repurchase of common stock under the Company’s stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are existing cash balances, cash flows from operations, short-term trade credit, and long-term debt. Our primary ongoing cash requirements are for seasonal and new store merchandise inventory purchases, capital expenditures in connection with opening new stores, and expenditures related to distribution centers, information systems and infrastructure. We also use cash to repay debt, repurchase stock under our stock repurchase program and to pay dividends. Our cash flows for the nine months ended November 3, 2007 and October 28, 2006 are as follows:

	Nine Months Ended
	November 3,	October 28,
($000)	2007	2006
Cash flows provided by operating activities	$132,405	$330,249

Cash flows used in investing activities	(178,841)	(192,420)

Cash flows used in financing activities	(169,404)	(207,527)

Net decrease in cash and cash equivalents	$(215,840)	$(69,698)

Operating Activities

Net cash provided by operating activities was $132.4 million for the nine months ended November 3, 2007 compared to $330.2 million for the nine months ended October 28, 2006. The primary sources of cash from operations for the nine months ended November 3, 2007 and October 28, 2006 were net earnings plus non-cash expenses for depreciation and amortization, and stock-based compensation. Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. The decrease in cash flows from operations for the nine months ended November 3, 2007 was primarily due to a decline in accounts payable from the higher than normal level at February 3, 2007, which was mainly due to the timing of payments and receipts associated with the 53rd week in fiscal 2006. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 66.4% as of February 3, 2007 compared to 58.5% as of November 3, 2007.

Working capital (defined as current assets less current liabilities) was $401.4 million as of November 3, 2007, compared to $253.1 million as of October 28, 2006. Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the nine-month periods ended November 3, 2007 and October 28, 2006, our capital expenditures were approximately $176.8 million and $180.7 million, respectively, (excluding leased equipment) for fixtures and leasehold improvements to open new stores, expand and improve distribution centers, implement information technology systems, and for various other expenditures related to stores, distribution centers, buying and corporate offices. We opened 98 and 65 new stores on a gross basis during the nine months ended November 3, 2007 and October 28, 2006, respectively. For the period ended October 28, 2006, our capital expenditures include the purchase of assets under a lease of $87.3 million. In addition, for the nine months ended November 3, 2007 and October 28, 2006, we purchased investments of $63.2 million and $67.3 million, respectively, and received proceeds from the sale of investments of $61.2 million and $55.6 million, respectively.

We are forecasting approximately $255 million in total capital expenditures for 2007 to fund store opening improvements for new Ross and dd’s DISCOUNTS stores, to fund the relocation or upgrade of existing stores, and to fund investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various buying and corporate office expenditures. We expect to fund remaining 2007 capital expenditures out of existing cash balances and operating cash flows.

Financing Activities

During the nine-month periods ended November 3, 2007 and October 28, 2006, our liquidity and capital requirements were provided by available cash and investment balances, cash flows from operations and trade credit. Substantially all of our store locations, buying offices, our corporate headquarters, and one distribution center are leased. We own our distribution centers in Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina.

In March 2006, we repaid a $50.0 million term debt in full.

Under our $400.0 million two-year stock repurchase program announced in 2005, we repurchased 5.0 million and 5.4 million shares of common stock for an aggregate purchase price of approximately $152.6 million and $147.7 million during the nine-month periods ended November 3, 2007 and October 28, 2006, respectively.

For the nine-month periods ended November 3, 2007 and October 28, 2006, dividends paid were $30.7 million and $25.4 million, respectively.

We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank and other credit lines to meet our capital and liquidity requirements, including lease obligations in 2007.

The table below presents our significant contractual payment obligations as of November 3, 2007:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	Year	Years	Years	Years	Total[1]
Senior notes	$--	$--	$--	$150,000	$150,000

Interest payment obligations	9,667	19,335	19,335	74,364	122,701

Operating Leases:

Rent obligations	297,412	540,623	417,941	457,600	1,713,576

Synthetic leases	9,384	8,908	8,182	3,068	29,542

Other synthetic lease obligations	5,244	658	--	56,000	61,902

Purchase obligations	860,965	36,594	210	--	897,769

Total contractual obligations	$1,182,672	$606,118	$445,668	$741,032	$2,975,490

1 Pursuant to the guidelines of FIN 48, a $28.1 million reserve for unrecognized tax benefits is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. These obligations are excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Off-Balance Sheet Arrangements

Operating leases. Substantially all of our store locations, buying offices, one of our distribution centers, and corporate headquarters are leased.

We have lease arrangements for certain equipment in our stores related to our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are two years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $5.9 million, at the end of the respective initial lease terms, which is included in other synthetic lease obligations in the table above.

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

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of November 3, 2007 we were in compliance with these covenants.

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

Purchase obligations. As of November 3, 2007 we had purchase obligations of $897.8 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $794.0 million represent purchase obligations of less than one year as of November 3, 2007.

Albertsons real estate transaction. In October 2006, we announced an agreement with Albertsons LLC to acquire certain leasehold rights to 46 former Albertsons sites in California, Florida, Texas, Arizona, Colorado and Oklahoma. We have opened 37 of these sites in the first nine months of fiscal 2007.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at November 3, 2007:

($000)	Amount of Commitment Expiration Per Period				Total
	Less than	1 – 3	3 – 5	After 5	amount
Commercial Credit Commitments	1 year	years	years	years	committed
Revolving credit facility	$--	$--	$600,000	$--	$600,000

Total commercial commitments	$--	$--	$600,000	$--	$600,000

Revolving credit facility. We have available a $600.0 million revolving credit facility with our banks, which contains a $300.0 million sublimit for issuances of standby letters of credit, of which $238.2 million was available at November 3, 2007. This facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios. We have had no borrowings under this facility.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $61.8 million and $63.9 million in standby letters of credit outstanding at November 3, 2007 and October 28, 2006, respectively.

Trade letters of credit. We had $23.3 million and $16.8 million in trade letters of credit outstanding at November 3, 2007 and October 28, 2006, respectively.

Dividends. In November 2007, our Board of Directors declared a cash dividend payment of $.075 per common share, payable on or about January 2, 2008. In January, May, and August of 2007, our Board of Directors declared a quarterly cash dividend of $.075 per common share, paid in March, July, and October of 2007, respectively. Our Board of Directors declared quarterly cash dividends of $.06 per common share in January, May, August, and November 2006, paid in March 2006, June 2006, October 2006, and January 2007, respectively.

Stock repurchase programs. In November 2005, we announced that our Board of Directors authorized a two-year stock repurchase program of up to $400.0 million for 2006 and 2007. We repurchased 5.0 million and 5.4 million shares of common stock for aggregate purchase prices of approximately $152.6 million and $147.7 million for the nine months ended November 3, 2007 and October 28, 2006, respectively.

We estimate that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Critical Accounting Policies

The preparation of our interim consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our interim condensed consolidated financial statements.

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing this analysis, we determined that no long-lived asset impairment charges were required in the nine month periods ended November 3, 2007 and October 28, 2006.

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

Lease accounting. When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, we record rental expense on a straight-line basis and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term commencing on the possession date. Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term. Tenant improvement allowances are included as a component of operating cash flows in the Condensed Consolidated Statement of Cash Flows.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency exchange rates. We had no outstanding forward contracts at November 3, 2007.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of November 3, 2007, we had no borrowings outstanding under our revolving credit facilities.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, or cash flows as of and for the three and nine-month period ended November 3, 2007. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The matters under the caption “Provision for litigation expense and other legal proceedings” in Note A of Notes to Interim Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our quarterly report on Form 10-Q for our third fiscal quarter 2007, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, growth, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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
  Our ability to effectively operate our various supply chain, core merchandising and other information systems.
  Our ability to improve our merchandising capabilities through the implementation of new processes and systems enhancements.
  Our ability to improve new store sales and profitability, especially in newer regions and markets.
  Our ability to achieve and maintain targeted levels of productivity and efficiency in our distribution centers.
  Our ability to continue to acquire or lease acceptable new store locations.
  Our ability to identify and to successfully enter new geographic markets.
  Lower than planned gross margin, including higher than planned markdowns, and higher than expected inventory shortage.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the third quarter of 2007 is as follows:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares (or units)	value) of shares (or
	number of	Average	purchased as part	units) that may yet be
	shares (or	price paid	of publicly	purchased under the
	units)	per share	announced plans or	plans or programs
Period	purchased[1]	(or unit)	programs	($000)
August
(8/5/2007-9/1/2007)	440,159	$27.22	424,904	$88,000
September
(9/2/2007-10/6/2007)	882,291	$26.51	872,182	$65,000
October
(10/7/2007-11/3/2007)	648,414	$26.79	647,393	$47,000

Total	1,970,864	$26.76	1,944,479	$47,000

1 We acquired 26,385 shares during the quarter ended November 3, 2007 related to income tax withholdings for restricted stock. All remaining shares were repurchased under the two-year $400.0 million stock repurchase program publicly announced in November 2005.

Item 6. Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date: December 12, 2007	By:	/s/ J. Call
John G. Call
Senior Vice President, Chief Financial Officer,
Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Sixth Amendment to the Independent Contractor Consultancy Agreement executed June 2007 between Norman A. Ferber and Ross Stores, Inc.

10.2	Third Amendment to Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw executed September 2007.

10.3	Employment Agreement executed October 2007 between John G. Call and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 11, 2007.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.