Form 10-K
period 2008-02-02
ROSS STORES INC
filed 2008-04-01
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
or
TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 0-14678

Ross Stores, Inc.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	94-1390387 (I.R.S. Employer Identification No.)

4440 Rosewood Drive, Pleasanton, California (Address of principal executive offices)	94588-3050 (Zip Code)

Registrant's telephone number, including area code	(925) 965-4400

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
----------------------------	----------------------------------
Common stock, par value $.01	Nasdaq Global Select Market
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
Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer   X   Accelerated filer       Non-accelerated filer       Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No   X

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 4, 2007 was $3,703,796,913, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 14, 2008 was 133,182,333.

Documents incorporated by reference:
Portions of the Proxy Statement for Registrant's 2008 Annual Meeting of Stockholders, which will be filed on or before June 2, 2008, are incorporated herein by reference into Part III.

PART I

Item 1.     Business.

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two chains of off-price retail apparel and home accessories stores. At February 2, 2008, we operated a total of 890 stores, of which 838 are Ross Dress for Less® (“Ross”) locations in 27 states and Guam and 52 are dd’s DISCOUNTS® stores in four states. Both chains target value-conscious women and men between the ages of 18 and 54. Ross target customers are primarily from middle income households, while the dd’s DISCOUNTS target customer is typically from more moderate income households. The decisions we make, from merchandising, purchasing and pricing, to the locations of our stores, are aimed at these customer bases.

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
  Meet customer needs on a more local basis.
  Deliver an in-store shopping experience that reflects the expectations of the off-price customer.
  Manage real estate growth to compete effectively across all our markets.

The original Ross Stores, Inc. was incorporated in California in 1957. In August 1982, the Company was purchased by some of our then and current directors and stockholders. In June 1989, we reincorporated in the state of Delaware. In 2004, we opened our first dd’s DISCOUNTS locations.

We refer to our fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006 as fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

Merchandising, Purchasing and Pricing

We seek to provide our customers with a wide assortment of first-quality, in-season, brand-name and fashion apparel, accessories, footwear and home merchandise for the entire family at everyday savings of 20% to 60% below department and specialty store regular prices at Ross, and 20% to 70% below moderate department and discount store regular prices at dd’s DISCOUNTS. We sell recognizable brand-name merchandise that is current and fashionable in each category. New merchandise typically is received from three to six times per week at both Ross and dd’s DISCOUNTS stores. Our buyers review their merchandise assortments on a weekly basis, enabling them to respond to selling trends and purchasing opportunities in the market. Our Ross merchandising strategy is reflected in our television advertising for our Ross stores, which emphasizes a strong value message -- our customers will find great savings every day on a broad assortment of brand-name merchandise.

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

We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection of brand names within each classification with a wide assortment of vendors, labels, prices, colors, styles and fabrics within each size or item. The mix of comparable store sales by department in fiscal 2007 for Ross was approximately as follows: Ladies 32%, Home Accents and Bed and Bath 23%, Men's 15%, Fine Jewelry, Accessories, Lingerie and Fragrances 11%, Shoes 10%, and Children’s 9%. Our merchandise offerings also include product categories such as small furniture and furniture accents, educational toys and games, luggage, gourmet food and cookware, watches, sporting goods and, in select Ross stores, fine jewelry.

Purchasing. We have a combined network of approximately 6,400 merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced any difficulty in obtaining sufficient merchandise inventory.

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

Unlike most department and specialty stores, we typically do not require that manufacturers provide promotional allowances, co-op advertising allowances, return privileges, split shipments, drop shipments to stores or delayed deliveries of merchandise. For most orders, only one delivery is made to one of our four distribution centers. These flexible requirements further enable our buyers to obtain significant discounts on in-season purchases.

The vast majority of the merchandise that we offer in all of our stores is acquired through opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as "close-out" and "packaway" purchases. Close-outs can be shipped to stores in-season, allowing us to get in-season goods into our stores at lower prices. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within our merchandise assortments. Packaway merchandise is mainly fashion basics and, therefore, not usually affected by shifts in fashion trends.

In fiscal 2007, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 38% of total inventories as of February 2, 2008 and February 3, 2007. We believe the strong discounts we are able to offer on packaway merchandise are one of the key drivers of our business results.

We are currently working to develop and roll-out additional information system enhancements and process changes to improve our merchandising capabilities. These new tools are designed to strengthen our ability to plan, buy and allocate at a more local versus regional level. The long-term objective of these investments is to be able to fine tune our merchandise offerings to address more localized customer preferences and thereby gradually increase sales productivity and gross profit margins in both newer and existing regions and markets.

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

We have a total of approximately 330 merchants for Ross and dd’s DISCOUNTS combined, although the two buying organizations are separate and distinct. These buying resources include merchandise management, buyers and assistant buyers. Ross and dd’s DISCOUNTS buyers have an average of about 14 years of experience, including merchandising positions with other retailers such as Ann Taylor, Bloomingdale's, Burlington Coat Factory, Foot Locker, Kohl’s, Loehmann’s, Lord & Taylor, Macy's, Marshalls, Nordstrom, Saks, T.J. Maxx and Value City. We believe that the investment we have made over the years in our merchandise organization enables our merchants to spend more time in the market developing and nurturing relationships with a wide array of manufacturers and vendors, enhancing our ability to continue to procure the most desirable brands and fashions at competitive discounts.

Our off-price buying strategies and our experienced merchants enable us to purchase Ross merchandise at net prices that are lower than prices paid by department and specialty stores and dd’s DISCOUNTS merchandise at net prices that are lower than prices paid by moderate department and discount stores.

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

Our pricing strategy at Ross differs from that of a department or specialty store. We purchase our merchandise at lower prices and mark it up less than a department or specialty store. This strategy enables us to offer customers consistently low prices. We review specified departments in the stores weekly for possible markdowns based on the rate of sale as well as at the end of fashion seasons to promote faster turnover of merchandise inventory and to accelerate the flow of fresh product. A similar pricing strategy is in place at dd’s DISCOUNTS where prices are compared to those in moderate department and discount stores.

Stores

At February 2, 2008, we operated a total of 890 stores comprised of 838 Ross stores and 52 dd’s DISCOUNTS stores. Our stores are conveniently located in predominantly community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, we cluster stores to benefit from economies of scale in advertising, distribution and field management.

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

We use point-of-sale (“POS”) hardware and software systems in all stores, which minimizes transaction time for the customer at the checkout counter by electronically scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. In addition, the POS systems allow us to accept PIN-based debit cards and electronic gift cards from customers. For Ross and dd’s DISCOUNTS combined, approximately 56% of payments in fiscal 2007 and 55% of payments in 2006 were made with credit cards and debit cards. We provide cash or credit card refunds on all merchandise returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or credited with a credit voucher at the price on the receipt.

Operating Costs

Consistent with the other aspects of our business strategy, we strive to keep operating costs as low as possible. Among the factors which have enabled us to keep operating costs low are:

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

Distribution

We have a total of four distribution processing facilities. We lease a 1.3 million square foot distribution center in Perris, California. We own our 1.3 million square foot distribution center in Fort Mill, South Carolina, our 685,000 square foot distribution center in Moreno Valley, California, and our 450,000 square foot distribution center located in Carlisle, Pennsylvania. We currently have under construction a 610,000 square foot expansion of our Moreno Valley, California, distribution center scheduled for completion in 2009. See additional discussion in Management’s Discussion and Analysis.

In addition, we lease four separate warehouse facilities for packaway storage, two of which are located in Carlisle, Pennsylvania, totaling approximately 239,000 and 246,000 square feet, and two of which are located in Fort Mill, South Carolina, totaling 253,000 and 423,000 square feet, respectively. We utilize other third-party facilities as needed for storage of packaway inventory. We also lease a 10-acre parcel which we currently have under construction for future trailer parking adjacent to our Perris distribution center.

We utilize third-party cross docks to distribute merchandise to stores on a regional basis. Shipments are made by contract carriers to the stores from three to six times per week depending on location.

We believe that our existing distribution centers with their current expansion capabilities will provide adequate processing capacity to support store growth over the next several years.

Information Systems

In fiscal 2007, we continued to invest in new systems and technology to provide a platform for growth over the next several years. Recent initiatives include the following:

  We introduced a chain level update to our store network to increase communication bandwidth while decreasing monthly recurring costs. This improvement allowed us to deploy additional capabilities in the stores and to improve operational efficiencies.
  We completed the majority of the development efforts related to testing and piloting new demand forecasting software and related process changes that are designed to strengthen our merchandising capabilities. The projected benefit from these new tools is more effective merchandise planning and trending processes for both sales and inventory. We believe this initiative will lead to gradual increases in store sales productivity and profitability across the chain by improving our ability to plan, buy and allocate product at a more local or even store level. We plan to gradually roll out these capabilities over the next few years.
  We began developing new capabilities to better support the continued growth of our import businesses. These improvements are designed to give our merchants greater visibility into item cost components and inbound movement of import products. We plan to roll out these new capabilities in fiscal 2008.
  We implemented additional enhancements to our supply chain systems in order to decrease monthly recurring costs, and to support expansion of processing and storage facilities. These improvements provided increased supply chain visibility and improved freight routing capabilities.
  We implemented enhancements to our POS systems in order to reduce customer transaction and wait times.
  We upgraded our Loss Prevention software to allow for additional analysis and reporting while also connecting a number of our store video surveillance systems to provide corporate remote access.

Advertising

We rely primarily on television advertising to communicate the Ross value proposition -- brand-name merchandise at low everyday prices. This strategy reflects our belief that television is the most efficient and cost-effective medium for communicating everyday savings on a wide selection of brand-name bargains for both the family and home. Advertising for dd’s DISCOUNTS is primarily focused on new store grand openings and local community initiatives.

Trademarks

The trademarks for Ross Dress For Less® and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

As of February 2, 2008, we had approximately 39,100 total employees, including an estimated 25,300 part-time employees. Additionally, we hire temporary employees -- especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

Competition

We believe the principal competitive factors in the off-price retail apparel and home accessories industry are offering significant discounts on brand-name merchandise, offering a well-balanced assortment appealing to our target customer, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we have invested in our buying organization and developed a merchandise allocation system to distribute product based on regional factors, as well as other systems and procedures to maximize cost efficiencies and leverage expenses in an effort to mitigate competitive pressures on gross margin. As discussed under Information Systems, we are also in the process of rolling out over the next few years additional enhancements to our merchandise planning system to strengthen our ability to plan, buy, and allocate product based on more local versus regional trends. We believe that we are well positioned to compete on the basis of each of these factors.

Nevertheless, the retail apparel market is highly fragmented and competitive. We face intense competition for business from department stores, specialty stores, discount stores, warehouse stores, other off-price retailers and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources than we do. We also compete to some degree with retailers that sell apparel and home accessories through catalogs or over the internet. The retail apparel business may become even more competitive in the future.

dd’s DISCOUNTS

As of February 2, 2008, we operated 52 dd’s DISCOUNTS stores in four states. This newer off-price concept targets the needs of households with more moderate incomes. We believe this is one of the fastest growing demographic markets in the country. dd’s DISCOUNTS features a moderately-priced assortment of first-quality, in-season, name-brand and fashion apparel, accessories, footwear and home merchandise at everyday savings of 20% to 70% off moderate department and discount store regular prices. We opened ten initial locations in California during the second half of 2004, another ten stores in 2005, six stores during fiscal 2006, and 26 stores during fiscal 2007. This business generally has similar merchandise departments and categories to those of Ross, but features a different mix of brands, consisting mostly of moderate department store and discount store labels at lower average price points. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood. The merchant, store and distribution organizations for dd’s DISCOUNTS and Ross are separate and distinct; however, dd’s DISCOUNTS shares certain other corporate and support services with Ross.

Available Information

The internet address for our website is www.rossstores.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available free of charge on or through our website, promptly after being electronically filed with the Securities and Exchange Commission.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for fiscal 2007, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

We are subject to the economic and industry risks that affect large retailers operating in the United States.

Our business is exposed to the risks of a large, multi-store retailer, which must continually and efficiently obtain and distribute a supply of fresh merchandise throughout a large and growing network of stores. These risks factors include:

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
  A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores or a distribution center. Our corporate headquarters, two distribution centers and 26% of our stores are located in California.
  Higher than planned freight costs from higher-than-expected fuel surcharges.

We are subject to operating risks as we attempt to execute on our merchandising and growth strategies.

The continued success of our business depends, in part, upon our ability to increase sales at our existing store locations, and to open new stores and to operate stores on a profitable basis. Our existing strategies and store expansion programs may not result in a continuation of our anticipated revenue or profit growth. In executing our off-price retail strategies and working to improve efficiencies, expand our store network, and reduce our costs, we face a number of operational risks, including:

  Our ability to attract and retain personnel with the retail talent necessary to execute our strategies.
  Our ability to effectively operate our various supply chain, core merchandising and other information systems.
  Our ability to improve our merchandising capabilities through the development and implementation of new processes and systems enhancements.
  Our ability to improve new store sales and profitability, especially in newer regions and markets.
  Our ability to achieve and maintain targeted levels of productivity and efficiency in our distribution centers.
  Our ability to lease or acquire acceptable new store sites with favorable demographics and long term financial returns.
  Our ability to identify and to successfully enter new geographic markets.
  Our ability to achieve planned gross margins, by effectively managing inventories, markdowns, and shrink.
  Our ability to effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for stores and distribution centers.

Item 1B.     Unresolved Staff Comments.

Not applicable.

Item 2.     Properties.

Stores

From August 1982 to February 2, 2008, we expanded from six Ross locations in California to 838 Ross stores in 27 states and Guam. In addition, we operate 52 dd’s DISCOUNTS locations in four states. All stores are leased, with the exception of two locations which we own.

During fiscal 2007, we opened 71 new Ross stores, relocated one store and closed four existing locations. The average new Ross store in fiscal 2007 was approximately 30,000 gross square feet, yielding about 24,000 square feet of selling space. As of February 2, 2008, our 838 Ross stores generally ranged in size from about 25,000 to 35,000 gross square feet and had an average of 29,900 gross square feet and 23,700 selling square feet.

During fiscal 2007, we opened 26 new dd’s DISCOUNTS stores. The average new dd’s DISCOUNTS store in fiscal 2007 was approximately 23,000 gross square feet, yielding about 19,100 square feet of selling space. As of February 2, 2008, our 52 dd’s DISCOUNTS stores had an average of 25,000 gross square feet and 20,000 selling square feet. Our dd’s DISCOUNTS stores are currently located in California, Florida, Texas, and Arizona.

During fiscal 2007, no one store accounted for more than 1% of our sales.

We carry earthquake insurance for business interruption, inventory and personal property to mitigate our risk on our corporate headquarters, distribution centers, buying offices, and all of our stores.

Our real estate strategy in 2008 and 2009 is to open additional stores in existing states to increase our market penetration and to reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new store location are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state as of February 2, 2008 and February 3, 2007. At February 2, 2008, we had 36 dd’s DISCOUNTS stores in California, 9 in Florida, 5 in Texas, and 2 in Arizona. At February 3, 2007, all 26 dd’s DISCOUNTS stores were in California.

	February 2,	February 3,
State/Territory	2008	2007
Alabama	15	11
Arizona	48	38
California	235	223
Colorado	29	25
Delaware	1	1
Florida	105	87
Georgia	43	40
Guam	1	1
Hawaii	11	11
Idaho	8	8
Louisiana	10	9
Maryland	17	16
Mississippi	4	3
Montana	6	5
Nevada	18	14
New Jersey	9	8
New Mexico	5	5
North Carolina	29	26
Oklahoma	15	13
Oregon	22	21
Pennsylvania	29	22
South Carolina	19	18
Tennessee	18	14
Texas	126	117
Utah	11	9
Virginia	26	23
Washington	28	27
Wyoming	2	2
Total	890	797

Where possible, we have obtained sites in buildings requiring minimal alterations. This has allowed us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. To date, we have been able to secure leases in suitable locations for our stores. At February 2, 2008, the majority of our Ross stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is five years, or 22 years if renewal options are included. At February 2, 2008, the majority of our dd’s DISCOUNTS stores had unexpired original lease terms ranging from eight to ten years with three to four renewal options of five years each. The average unexpired original lease term of our dd’s DISCOUNTS stores is nine years, or 28 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.

See additional discussion under “Stores” in Item 1.

Distribution Centers

We operate two 1.3 million square foot distribution centers -- one in Fort Mill, South Carolina, and the other in Perris, California. The South Carolina facility opened in July 2002 and was originally financed under a synthetic lease. We exercised the option to purchase this property in May 2006. The Perris, California facility opened in September 2003 and is financed with a ten-year synthetic lease facility that expires in July 2013. We also own a 450,000 square foot distribution center located in Carlisle, Pennsylvania. In addition, we own our 685,000 square foot Moreno Valley, California distribution center, which we purchased in 2005 to increase our distribution and packaway storage capacity. We are in the process of expanding our Moreno Valley, California distribution center to 1.3 million square feet. See additional discussion in Management’s Discussion and Analysis.

In November 2001 we entered into a nine-year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse in Carlisle, Pennsylvania. In June 2006, we entered into a two-year lease extension with one one-year option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2009. In March 2008, we amended the term of this lease to February 2010 and obtained three three-year options. In August 2007, we entered into a five-year lease for a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel which we currently have under construction for future trailer parking adjacent to our Perris distribution center.

See additional discussion under “Distribution” in Item 1.

Other Leased Facilities

We lease approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several leases. The terms for these leases expire between 2010 and 2014 and contain renewal provisions.

We lease approximately 138,000 and 15,000 square feet of office space for our New York and Los Angeles buying offices, respectively. The terms for these leases expire in 2015 and 2011, respectively. The lease term for the New York office contains a renewal provision.

Item 3.     Legal Proceedings.

We are party to various litigation matters related to customers, vendors, and employees, including class action lawsuits alleging misclassification of assistant store managers and missed meal and rest break periods, and other litigation incident to our business. We believe that none of these legal proceedings will have a material adverse effect on our financial condition or results of operations. See Note J to Notes to Consolidated Financial Statements.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers, indicating each person's principal occupation or employment during at least the past five years. The term of office is at the discretion of our Board of Directors.

Name	Age	Position
Michael Balmuth	57	Vice Chairman, President and Chief Executive Officer

Gary L. Cribb	43	Executive Vice President and Chief Operations Officer

James S. Fassio	53	Executive Vice President, Property Development, Construction and Store Design

Michael O’Sullivan	44	Executive Vice President and Chief Administrative Officer

Lisa Panattoni	45	Executive Vice President, Merchandising

Barbara Rentler	50	Executive Vice President, Merchandising

John G. Call	49	Senior Vice President, Chief Financial Officer and Corporate Secretary

Mr. Balmuth joined the Board of Directors as Vice Chairman and became Chief Executive Officer in September 1996. In February 2005, he also assumed responsibilities as President. Prior to 1996, he served as the Company’s Executive Vice President, Merchandising since July 1993, and Senior Vice President and General Merchandise Manager since November 1989. Before joining the Company, he was Senior Vice President and General Merchandising Manager at Bon Marché in Seattle from September 1988 through November 1989. From April 1986 to September 1988, he served as Executive Vice President and General Merchandising Manager for Karen Austin Petites.

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

Ms. Rentler has served as Executive Vice President, Merchandising since December 2006. She joined the Company in February 1986 and served as Executive Vice President and Chief Merchandising Officer of dd’s DISCOUNTS from February 2005 to December 2006. Previously, she was Senior Vice President and Chief Merchandising Officer of dd’s DISCOUNTS from January 2004 to February 2005 and Senior Vice President and General Merchandise Manager of Ross from February 2001 to January 2004. She also served as Vice President and Group Divisional Merchandise Manager from March 1999 to February 2001. Prior to that, she held various merchandising positions with the Company.

Mr. Call has served as Senior Vice President, Chief Financial Officer and Corporate Secretary since June 1997. From June 1993 until joining the Company in 1997, Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman’s Inc. For five years prior to joining Friedman’s in June 1993, Mr. Call held various positions with Ernst & Young LLP.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 736 stockholders of record as of March 14, 2008 and the closing stock price on that date was $28.15 per share.

Cash dividends. In January 2008, our Board of Directors declared a quarterly cash dividend payment of $.095 per common share, payable on or about March 31, 2008. Our Board of Directors declared quarterly cash dividends of $.075 per common share in January, May, August, and November 2007, and cash dividends of $.06 per common share in January, May, August, and November 2006.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2007 is as follows:

			Total number of	Maximum number
	Total		shares (or units)	(or approximate dollar
	number of	Average	purchased as part	value) of shares (or
	shares	price paid	of publicly	units) that may yet be
	(or units)	per share	announced plans or	purchased under the
Period	purchased[1]	(or unit)	programs	plans or programs ($000)
November
(11/04/2007-12/01/2007)	396,200	$26.26	396,200	$ 37,000
December
(12/02/2007-01/05/2008)	819,452	$25.42	818,546	$ 16,191
January
(01/06/2008-02/02/2008)	617,041	$26.61	607,818	$ -- [2]

Total	1,832,693	$26.00	1,822,564	$ --

1 We acquired 10,129 of treasury stock shares during the quarter ended February 2, 2008 related to income tax withholdings for restricted stock. All remaining shares were repurchased under the two-year $400 million stock repurchase program announced in November 2005.

2 In January 2008 our Board of Directors approved a new two-year $600 million stock repurchase program for fiscal 2008 and 2009.

See Note H to Notes to Consolidated Financial Statements for equity compensation plan information. The information under Item 12 of this Annual Report on Form 10-K under the caption “Equity compensation plan information” is incorporated herein by reference.

Stockholder Return Performance Graph

The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Set forth below is a line graph comparing the cumulative total stockholder returns for our common stock with the Standard & Poors (“S&P”) 500 Index and the S&P Retailing Group over the last five years. The five year period comparison graph assumes that the value of the investment in our common stock at each fiscal year end and the comparative indices was $100 on January 31, 2003 and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and may vary slightly from our actual fiscal year-end date for each period. Data with respect to returns for the S&P indices is not readily available for periods shorter than one month. The total return assumes the reinvestment of dividends at the frequency with which dividends are paid. The graph is a historical representation of past performance only and is not necessarily indicative of future returns to stockholders.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among Ross Stores, Inc., the S&P 500 Index
and the S&P Retailing Group

* $100 invested on 1/31/03 in stock or index including reinvestment of dividends. Fiscal year ending January 31. Indexes calculated on month-end basis.

	Indexed Returns for Years Ending
	Base
	Period
	January	January	January	January	January	January
Company / Index	2003	2004	2005	2006	2007	2008
ROSS STORES, INC.	100	144	145	153	172	159
S&P 500 INDEX	100	135	143	158	181	177
S&P RETAILING GROUP	100	148	169	185	211	177

Item 6.     Selected Financial Data.

The following selected financial data is derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section “Forward-Looking Statements” in this Annual Report on Form 10-K and our consolidated financial statements and notes thereto.

($000, except per share data)	2007	2006[1]	2005	2004	2003

Operations

Sales	$ 5,975,212	$ 5,570,210	$ 4,944,179	$ 4,239,990	$ 3,920,583
Cost of goods sold[3]	4,618,220	4,317,527	3,852,591	3,286,604	2,939,624
Percent of sales	77.3%	77.5%	77.9%	77.5%	75.0%
Selling, general and administrative[3]	935,901	863,033	766,144	657,668	607,536
Percent of sales	15.7%	15.5%	15.5%	15.5%	15.5%
Impairment of long-lived assets[2]	-	-	-	15,818	-
Interest (income) expense, net	(4,029)	(8,627)	(2,898)	915	(262)
Earnings before taxes	425,120	398,277	328,342	278,985	373,685
Percent of sales	7.1%	7.2%	6.6%	6.6%	9.5%
Provision for taxes on earnings	164,069	156,643	128,710	109,083	146,111
Net earnings	261,051	241,634	199,632	169,902	227,574
Percent of sales	4.4%	4.3%	4.0%	4.0%	5.8%
Basic earnings per share	$ 1.93	$ 1.73	$ 1.38	$ 1.15	$ 1.50
Diluted earnings per share	$ 1.90	$ 1.70	$ 1.36	$ 1.13	$ 1.47

Cash dividends declared per common share	$ .320	$ .255	$ .220	$ .178	$ .129

[1] Fiscal 2006 was a 53-week year; all other fiscal years presented were 52 weeks.

[2] For the year ended January 29, 2005, the Company recognized a net impairment charge of $15.8 million on its previously owned corporate headquarters in Newark, California.

[3] For the year ended January 31, 2004, the Company reclassified $14.2 million of bonus expense that relates to personnel in the merchandising and distribution organizations from selling, general and administrative expense to cost of goods sold.

Selected Financial Data

($000, except per share data)	2007	2006[1]	2005	2004	2003

Financial Position

Merchandise inventory	$ 1,025,295	$ 1,051,729	$ 938,091	$ 853,112	$ 841,491
Property and equipment, net	868,315	748,233	639,852	556,178	516,618
Total assets	2,371,322	2,358,591	1,938,738	1,741,215	1,691,465
Return on average assets	11%	11%	11%	10%	15%
Working capital	387,396	431,699	349,864	416,376	409,507
Current ratio	1.4:1	1.4:1	1.4:1	1.6:1	1.6:1
Long-term debt	150,000	150,000	-	50,000	50,000
Long-term debt as a percent
of total capitalization	13%	14%	-	6%	6%
Stockholders' equity	970,649	909,830	836,172	765,569	752,560
Return on average
stockholders' equity	28%	28%	25%	22%	33%
Book value per common share
outstanding at year-end	$ 7.24	$ 6.53	$ 5.80	$ 5.22	$ 4.98

Operating Statistics

Number of stores opened	97	66	86	84	66
Number of stores closed	4	3	1	3	5
Number of stores at year-end	890	797	734	649	568
Comparable store sales increase
(decrease) (52-week basis)	1%	4%	6%	(1)%	1%
Sales per square foot of selling
space[2] (52-week basis)	$ 301	$ 305	$ 304	$ 297	$ 312
Square feet of selling space
at year-end (000)	21,100	18,600	17,300	15,300	13,300
Number of employees at
year-end	39,100	35,800	33,200	30,100	26,600
Number of common stockholders
of record at year-end	760	749	756	753	726

[1] Fiscal 2006 was a 53-week year; all other fiscal years presented were 52 weeks.

[2] Based on average annual selling square footage.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the second largest off-price apparel and home goods retailer in the United States. At the end of fiscal 2007, there were 838 Ross Dress for Less (“Ross”) locations in 27 states and Guam, and 52 dd’s DISCOUNTS stores in four states. Ross offers first-quality, in-season, name-brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name-brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Our primary objective is to pursue and refine our existing off-price strategies to drive gains in profitability and improved financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry. Total aggregate sales for the five largest off-price retailers in the United States grew 6% during 2007 on top of an 8% increase in 2006. We believe this solid growth reflects the ongoing importance of value to consumers. Our strategies are designed to take advantage of the expanding market share of our off-price industry as well as continued customer demand for name-brand fashions for the family and home at compelling everyday discounts.

We refer to our fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006 as fiscal 2007, fiscal 2006, and fiscal 2005, respectively. Fiscal 2006 was 53 weeks. Fiscal 2007 and 2005 were 52 weeks.

Results of Operations

The following table summarizes the financial results for fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006.

	2007	2006	2005
Sales
Sales (millions)	$ 5,975	$ 5,570	$ 4,944
Sales growth	7.3%	12.7%	16.6%
Comparable store sales growth (52-week basis)	1%	4%	6%

Costs and expenses (as a percent of sales)
Cost of goods sold	77.3%	77.5%	77.9%
Selling, general and administrative	15.7%	15.5%	15.5%
Interest income, net	(0.1)%	(0.2)%	(0.1)%

Earnings before taxes (as a percent of sales)	7.1%	7.2%	6.6%

Net earnings (as a percent of sales)	4.4%	4.3%	4.0%

Stores. Total stores open at the end of 2007, 2006 and 2005 were 890, 797 and 734, respectively. The number of stores at the end of fiscal 2007, 2006 and 2005 increased by 12%, 9% and 13% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	2007	2006	2005
Stores at the beginning of the period	797	734	649
Stores opened in the period	97	66	86
Stores closed in the period	(4)	(3)	(1)
Stores at the end of the period	890	797	734

Selling square footage at the end of the period (000)	21,100	18,600	17,300

Sales. Sales for fiscal 2007 increased $405.0 million, or 7.3%, compared to the prior year due to the opening of 93 net new stores during 2007, and a 1% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2006 increased $626.0 million, or 12.7%, compared to the same period in the prior year due to the opening of 63 net new stores during 2006, and a 4% increase in sales from comparable stores.

Our sales mix for Ross is shown below for fiscal 2007, 2006 and 2005:

	2007	2006	2005
Ladies	32%	33%	34%
Home accents and bed and bath	23%	22%	21%
Men’s	15%	15%	16%
Fine jewelry, accessories, lingerie and fragrances	11%	11%	11%
Shoes	10%	10%	9%
Children’s	9%	9%	9%
Total	100%	100%	100%

We expect to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify the merchandise mix, and to more fully develop the organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2007, 2006 and 2005, we cannot be sure that they will result in a continuation of sales growth or an increase in net earnings.

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

Cost of goods sold. Cost of goods sold in fiscal 2007 increased $300.7 million compared to the prior year mainly due to increased sales from the opening of 93 net new stores during the year, and a 1% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2007 decreased approximately 20 basis points from the prior year. This improvement was mainly the result of a 20 basis point improvement in merchandise margin primarily due to lower markdowns and shortage as a percent of sales.

Cost of goods sold in fiscal 2006 increased $464.9 million compared to the same period in the prior year mainly due to increased sales from the opening of 63 net new stores during the year, a 4% increase in sales from comparable stores, and additional stock compensation expenses recognized pursuant to SFAS No. 123(R).

Cost of goods sold as a percentage of sales for fiscal 2006 decreased approximately 40 basis points compared with the same period in the prior year. This improvement was driven mainly by a 40 basis point improvement in merchandise gross margin, primarily due to lower markdowns and shortage as a percent of sales, and a 35 basis point improvement in distribution costs. These gains were partially offset by an approximate 25 basis point increase in freight costs and a 10 basis point increase in expenses related to SFAS No. 123(R).

We cannot be sure that the gross profit margins realized in fiscal 2007, 2006 and 2005 will continue in future years.

Selling, general and administrative expenses. For fiscal 2007, selling, general and administrative expenses (“SG&A”) increased $72.9 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 93 net new stores during the year.

SG&A as a percentage of sales for fiscal 2007 grew by approximately 15 basis points over the prior year. This increase was mainly driven by a 40 basis point rise in store operating expenses compared to fiscal 2006, which benefited from leverage related to the 53rd week. Store operating costs in 2007 were also impacted by minimum wage increases and the de-leveraging effect of the 1% gain in comparable store sales. These cost pressures were partially offset by a 25 basis point decline in other general and administrative costs.

For fiscal 2006, SG&A increased $96.9 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 63 net new stores during the year.

For fiscal 2006, SG&A as a percentage of sales was unchanged compared to the same period in the prior year. An approximately 15 basis point increase in expense related to SFAS No. 123(R) and a 5 basis point increase in store related expenses were offset by a 20 basis point decrease in other general and administrative costs related to lower workers’ compensation costs and leverage on the 53rd week of operations in fiscal 2006.

The largest component of SG&A is payroll. The total number of employees, including both full and part-time, as of fiscal year end 2007, 2006, and 2005 was approximately 39,100, 35,800, and 33,200, respectively.

Interest. In fiscal 2007, interest expense increased $6.9 million due to higher average borrowings as compared to the prior year, and interest income increased $2.3 million due to higher cash and investment balances as compared to the prior year. As a percentage of sales, the reduction in net interest income in fiscal 2007 decreased pre-tax earnings by approximately 10 basis points compared to the same period in the prior year. The table below shows interest expense and income for fiscal 2007, 2006 and 2005:

($ millions)	2007	2006	2005
Interest expense	$ 9.8	$ 2.9	$ 4.1
Interest income	(13.8)	(11.5)	(7.0)
Total interest income, net	$ (4.0)	$ (8.6)	$ (2.9)

Taxes on earnings. Our effective tax rate for fiscal 2007, 2006 and 2005 was approximately 39%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits. We anticipate that our effective tax rate for fiscal 2008 will be in the range of 38% to 40%.

Net earnings. Net earnings as a percentage of sales for fiscal 2007 were higher compared to fiscal 2006 primarily due to lower cost of goods sold as a percentage of sales, partially offset by higher SG&A expenses as a percentage of sales. Net earnings as a percentage of sales for fiscal 2006 were higher compared to fiscal 2005 primarily due to lower cost of goods sold and higher interest income as a percentage of sales while SG&A expenses as a percentage of sales remained unchanged.

Earnings per share. Diluted earnings per share in fiscal 2007 were $1.90, compared to $1.70 in fiscal 2006 on a 53-week basis. This 12% increase in diluted earnings per share is attributable to an approximate 8% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2006 were $1.70, compared to $1.36 in fiscal 2005. This 25% increase in diluted earnings per share is attributable to an approximate 21% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding largely due to the repurchase of common stock under our stock repurchase program.

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

($000)	2007	2006	2005
Cash flows from operating activities	$ 353,559	$ 506,867	$ 375,191
Cash flows used in investing activities	(244,743)	(235,941)	(132,396)
Cash flows used in financing activities	(218,624)	(95,305)	(166,359)
Net (decrease) increase in cash and cash equivalents	$ (109,808)	$ 175,621	$ 76,436

Operating Activities

Net cash provided by operating activities was $353.6 million, $506.9 million and $375.2 million in fiscal 2007, 2006 and 2005, respectively. The primary source of cash provided by operating activities in fiscal 2007, 2006 and 2005 was net earnings plus non-cash expenses for depreciation and amortization, partially offset by cash used to finance merchandise inventory. The increase in cash flow from operating activities resulted from an increase in accounts payable in 2006 over 2005 of $221.6 million primarily driven by timing associated with the additional 53rd week in fiscal 2006.

Working capital (defined as current assets less current liabilities) was $387.4 million at the end of fiscal 2007, compared to $431.7 million at the end of fiscal 2006, and $349.9 million at the end of fiscal 2005. The decrease in working capital in fiscal 2007 compared to fiscal 2006 is primarily due to lower cash and investments and timing associated with the additional 53rd week in fiscal 2006. The increase in working capital in fiscal 2006 compared to fiscal 2005 is primarily due to higher cash and investments.

Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

In fiscal 2007, 2006 and 2005, our capital expenditures (excluding leased equipment) were approximately $236.1 million, $223.9 million and $175.9 million, respectively, for fixtures and leasehold improvements to open new stores, implement information technology systems, build distribution centers and implement material handling equipment and related distribution center systems, and various other expenditures related to our stores, buying and corporate offices. Fiscal 2006 included the purchase of distribution center assets under a lease of $87.3 million. We opened 97, 66 and 86 new stores and relocated one, two, and two stores in fiscal 2007, 2006 and 2005, respectively.

In fiscal 2007 we had purchases of investments of $146.1 million and sales of investments of $137.1 million. In fiscal 2006 we had purchases of investments of $71.9 million and sales of investments of $59.3 million. In fiscal 2005 we had purchases of $313.6 million and sales of investments of $357.0 million.

We are forecasting approximately $250 million in capital requirements in 2008 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, the relocation, or upgrade of existing stores, and investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and various buying and corporate office expenditures. We expect to fund these expenditures with cash flows from operations and existing credit facilities.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2007	2006	2005
New stores	$ 110.1	$ 49.5	$ 63.3
Store renovations and improvements	32.3	42.4	31.9
Information systems	21.4	13.4	19.8
Distribution centers, corporate office and other	72.3	118.6	60.9

Total capital expenditures	$ 236.1	$ 223.9	$ 175.9

Financing Activities

During fiscal 2007, 2006 and 2005, our liquidity and capital requirements were provided by cash flows from operations, trade credit, and issuance of senior notes. All but two of our store locations, our buying offices, our corporate headquarters, and one distribution center are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments. We own three distribution centers in Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina.

In November 2005, we announced that our Board of Directors authorized a two-year stock repurchase program of up to $400 million for 2006 and 2007. We repurchased 6.9 million and 7.1 million shares of common stock for aggregate purchase prices of approximately $200 million in both 2007 and 2006. These repurchases were funded by cash flows from operations.

In March 2006, we repaid our $50 million term debt in full. In October 2006, we entered into a Note Purchase Agreement with various institutional investors for $150 million of unsecured, senior notes. See “Senior Notes” below for more information.

In January 2008, our Board of Directors declared a quarterly cash dividend payment of $.095 per common share, payable on or about March 31, 2008. Our Board of Directors declared quarterly cash dividends of $.075 per common share in January, May, August and November 2007, and cash dividends of $.06 per common share in January, May, August, and November 2006. Also in January 2008 our Board of Directors approved a new two-year $600 million stock repurchase program for fiscal 2008 and 2009.

Short-term trade credit represents a significant source of financing for investments in merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank and other credit lines to meet our capital and liquidity requirements, including lease payment obligations in 2008.

We estimate that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of February 2, 2008:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	year	years	years	years	Total[1]
Senior Notes	$ -	$ -	$ -	$ 150,000	$ 150,000
Interest payment obligations	9,668	19,335	19,335	69,530	117,868
Operating leases:
Rent obligations	307,991	550,483	421,637	457,863	1,737,974
Synthetic leases	10,494	8,688	8,182	2,045	29,409
Other synthetic lease obligations	4,733	1,317	--	56,000	62,050
Purchase obligations	760,833	10,020	210	--	771,063
Total contractual obligations	$ 1,093,719	$ 589,843	$ 449,364	$ 735,438	$ 2,868,364

[1] Pursuant to the guidelines of FIN 48, a $23.2 million reserve for unrecognized tax benefits is included in other long-term liabilities on the Company’s consolidated balance sheet. These obligations are excluded from the schedule above as the timing of payments cannot be reasonably estimated.

Senior Notes. In October 2006, we entered into a Note Purchase Agreement with various institutional investors for $150 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. Series A notes were issued for an aggregate of $85 million, are due in December 2018, and bear interest at a rate of 6.38%. Series B notes were issued for an aggregate of $65 million, are due in December 2021, and bear interest at a rate of 6.53%. Interest on these notes is included in Interest payment obligations in the table above.

Borrowings under these notes are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios. As of February 2, 2008, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. All but two of our store sites, one of our distribution centers, and our buying offices and corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are two years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $6.1 million, at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2010 and 2014 and contain renewal provisions.

The Company leases approximately 138,000 and 15,000 square feet of office space for our New York and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2015 and 2011, respectively. The lease term for the New York office contains a renewal provision.

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed under a $70 million ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. Our contractual obligation of $56 million is included in Other synthetic lease obligations in the above table.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we have recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $0.6 million for the POS leases. These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

In November 2001 we entered into a nine-year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse in Carlisle, Pennsylvania. In June 2006, we entered into a two-year lease extension with one one-year option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2009. In March 2008, we amended the term of this lease to February 2010 and obtained three three-year options. In August 2007, we entered into a five-year lease for a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel which we currently have under construction for future trailer parking adjacent to our Perris distribution center.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of February 2, 2008, we were in compliance with these covenants.

Purchase obligations. As of February 2, 2008 we had purchase obligations of $771.1 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $692.9 million represent purchase obligations of less than one year as of February 2, 2008.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at February 2, 2008:

($000)	Amount of commitment expiration per period				Total
	Less than	1 - 3	3 - 5	After 5	Amount
Commercial Credit Commitments	1 year	years	years	years	Committed
Revolving credit facility	$ -	$ -	$ 600,000	$ -	$ 600,000
Total commercial commitments	$ -	$ -	$ 600,000	$ -	$ 600,000
For additional information relating to this credit facility, refer to Note D of Notes to the Consolidated Financial Statements.

Revolving credit facility. We have available a $600 million revolving credit facility with our banks, which contains a $300 million sublimit for issuance of standby letters of credit, of which $238.9 million was available at February 2, 2008. In July 2006, we amended this facility to extend the expiration date to July 2011 and change the letter of credit sublimit and interest pricing. Interest is LIBOR-based plus an applicable margin (currently 45 basis points) and is payable upon borrowing maturity but no less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios. As of February 2, 2008 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $61.1 million and $66.4 million in standby letters of credit outstanding at February 2, 2008 and February 3, 2007, respectively.

Trade letters of credit. We had $20.8 million and $26.0 million in trade letters of credit outstanding at February 2, 2008 and February 3, 2007, respectively.

Other Activities

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2007, 2006, or 2005.

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

Income Taxes. We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109) effective February 4, 2007. FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement standard for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements.

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

New Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements. We do not believe the adoption of SFAS No. 157 will have a material impact on our operating results or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. We do not believe the adoption of SFAS No. 159 will have a material impact on our operating results or financial position.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2007, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications including on our website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures and other matters. These forward-looking statements reflect our then current beliefs, projections and estimates with respect to future events and our projected financial performance, operations and competitive position. The words “plan,” “expect,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. As a result, our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations and projections. Refer to Item 1A in this Annual Report on Form 10-K for a more complete discussion of risk factors for Ross and dd’s DISCOUNTS. The factors underlying our forecasts are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time. We do not undertake to update or revise these forward-looking statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of February 2, 2008.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates. As of February 2, 2008, we had no borrowings outstanding under our revolving credit facilities. In addition, we issued notes to institutional investors in two series: Series A for $85.0 million accrues interest at 6.38% and Series B for $65.0 million accrues interest at 6.53%. The amount outstanding under these notes as of February 2, 2008 is $150.0 million.

A hypothetical 100 basis point increase in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, or cash flows as of and for the year ended February 2, 2008. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended	Year ended	Year ended
	February 2,	February 3,	January 28,
($000, except per share data)	2008	2007	2006
SALES	$ 5,975,212	$ 5,570,210	$ 4,944,179

COSTS AND EXPENSES
Cost of goods sold	4,618,220	4,317,527	3,852,591
Selling, general and administrative	935,901	863,033	766,144
Interest income, net	(4,029)	(8,627)	(2,898)
Total costs and expenses	5,550,092	5,171,933	4,615,837

Earnings before taxes	425,120	398,277	328,342
Provision for taxes on earnings	164,069	156,643	128,710
Net earnings	$ 261,051	$ 241,634	$ 199,632

EARNINGS PER SHARE
Basic	$ 1.93	$ 1.73	$ 1.38
Diluted	$ 1.90	$ 1.70	$ 1.36

WEIGHTED AVERAGE SHARES OUTSTANDING (000)
Basic	135,093	139,488	144,325
Diluted	137,142	141,883	146,532

DIVIDENDS
Cash dividends declared per share	$.320	$.255	$.220

The accompanying notes are an integral part of these consolidated financial statements.

  CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
($000, except share data)	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$257,580	$367,388
Short-term investments	6,098	5,247
Accounts receivable	37,468	30,105
Merchandise inventory	1,025,295	1,051,729
Prepaid expenses and other	51,921	44,245
Deferred income taxes	19,639	16,242
Total current assets	1,398,001	1,514,956

PROPERTY AND EQUIPMENT
Land and buildings	140,725	134,804
Fixtures and equipment	941,795	859,750
Leasehold improvements	482,904	402,921
Construction-in-progress	88,900	22,681
	1,654,324	1,420,156
Less accumulated depreciation and amortization	786,009	671,923
Property and equipment, net	868,315	748,233

Long-term investments	40,766	31,136
Other long-term assets	64,240	64,266
Total assets	$2,371,322	$2,358,591

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$637,158	$698,063
Accrued expenses and other	217,923	206,516
Accrued payroll and benefits	133,706	145,101
Income taxes payable	21,818	33,577
Total current liabilities	1,010,605	1,083,257

Long-term debt	150,000	150,000
Other long-term liabilities	161,169	129,303
Deferred income taxes	78,899	86,201

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share
Authorized 600,000,000 shares
Issued and outstanding 134,096,000 and 139,356,000 shares, respectively	1,341	1,402
Additional paid-in capital	577,787	545,702
Treasury stock	(25,910)	(22,031)
Accumulated other comprehensive income (loss)	1,340	(163)
Retained earnings	416,091	384,920
Total stockholders’ equity	970,649	909,830
Total liabilities and stockholders’ equity	$2,371,322	$2,358,591

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
			Additional		Deferred	other com-
	Common stock		paid-in	Treasury	compen-	prehensive	Retained
(000)	Shares	Amount	capital	stock	sation	income (loss)	earnings	Total
Balance at January 29, 2005	146,717	$1,472	$449,524	$(11,618)	$(25,266)	$-	$351,457	$765,569

Comprehensive income:
Net earnings	-	-	-	-	-	-	199,632	199,632
Unrealized investment gain	-	-	-	-	-	20	-	20
Total comprehensive income								199,652
Common stock issued under stock
plans, net of shares used for tax withholding	3,816	40	66,717	(6,626)	(20,777)	-	-	39,354
Tax benefit from equity issuance	-	-	21,947	-	-	-	-	21,947
Amortization of deferred compensation	-	-	-	-	16,668	-	-	16,668
Common stock repurchased	(6,421)	(64)	(15,622)	-	-	-	(159,314)	(175,000)
Dividends declared	-	-	-	-	-	-	(32,018)	(32,018)

Balance at January 28, 2006	144,112	$1,448	$522,566	$(18,244)	$(29,375)	$20	$359,757	$836,172

Reclassification of deferred compensation	-	-	(29,375)	-	29,375	-	-	-
Comprehensive income:
Net earnings	-	-	-	-	-	-	241,634	241,634
Unrealized investment loss	-	-	-	-	-	(183)	-	(183)
Total comprehensive income								241,451
Common stock issued under stock
plans, net of shares used for tax withholding	2,343	25	32,492	(3,787)	-	-	-	28,730
Tax benefit from equity issuance	-	-	12,090	-	-	-	-	12,090
Stock based compensation	-	-	26,680	-	-	-	-	26,680
Common stock repurchased	(7,099)	(71)	(18,751)	-	-	-	(181,178)	(200,000)
Dividends declared	-	-	-	-	-	-	(35,293)	(35,293)

Balance at February 3, 2007	139,356	$1,402	$545,702	$(22,031)	$-	$(163)	$384,920	$909,830

Comprehensive income:
Net earnings	-	-	-	-	-	-	261,051	261,051
Unrealized investment gain	-	-	-	-	-	1,503	-	1,503
Total comprehensive income								262,554
Cumulative effect of FIN 48 adoption	-	-	-	-	-	-	(7,417)	(7,417)
Common stock issued under stock
plans, net of shares used for tax withholding	1,612	8	20,745	(3,879)	-	-	-	16,874
Tax benefit from equity issuance	-	-	6,535	-	-	-	-	6,535
Stock based compensation	-	-	25,165	-	-	-	-	25,165
Common stock repurchased	(6,872)	(69)	(20,360)	-	-	-	(179,571)	(200,000)
Dividends declared	-	-	-	-	-	-	(42,892)	(42,892)

Balance at February 2, 2008	134,096	$1,341	$577,787	$(25,910)	$-	$1,340	$416,091	$970,649

The accompanying notes are an integral part of these consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended	Year ended	Year ended
	February 2,	February 3,	January 28,
($000)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$261,051	$241,634	$199,632
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	120,699	108,135	94,180
Stock-based compensation	25,165	26,680	16,668
Deferred income taxes	(10,699)	(10,684)	(2,590)
Tax benefit from equity issuance	6,535	12,090	21,947
Excess tax benefits from stock-based compensation	(5,140)	(9,599)	-
Change in assets and liabilities:
Merchandise inventory	26,434	(113,638)	(84,979)
Other current assets, net	(15,039)	(8,138)	11,698
Accounts payable	(63,199)	221,644	21,448
Other current liabilities	(18,716)	34,417	94,670
Other long-term, net	26,468	4,326	2,517
Net cash provided by operating activities	353,559	506,867	375,191

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of assets under lease	-	(87,329)	-
Other additions to property and equipment	(236,121)	(136,626)	(175,851)
Proceeds from sales of property and equipment	356	615	-
Purchases of investments	(146,082)	(71,938)	(313,569)
Proceeds from investments	137,104	59,337	357,024
Net cash used in investing activities	(244,743)	(235,941)	(132,396)

CASH FLOWS USED IN FINANCING ACTIVITIES
Payment of term debt	-	(50,000)	-
Proceeds from issuance of long-term debt	-	150,000	-
Excess tax benefit from stock-based compensation	5,140	9,599	-
Issuance of common stock related to stock plans	20,753	32,517	45,982
Treasury stock purchased	(3,879)	(3,787)	(6,626)
Repurchase of common stock	(200,000)	(200,000)	(175,000)
Dividends paid	(40,638)	(33,634)	(30,715)
Net cash used in financing activities	(218,624)	(95,305)	(166,359)
Net (decrease) increase in cash and cash equivalents	(109,808)	175,621	76,436

Cash and cash equivalents:
Beginning of year	367,388	191,767	115,331
End of year	$257,580	$367,388	$191,767

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$9,668	$759	$2,543
Income taxes paid	$164,223	$147,122	$74,120
NON-CASH INVESTING ACTIVITIES
Straight-line rent capitalized in build-out period	$-	$-	$3,290
Change in fair value of investment securities –
unrealized gain (loss)	$1,503	$(183)	$20

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, name brand apparel, shoes and accessories for the entire family, as well as gift items, linens and other home-related merchandise. At the end of fiscal 2007, there were 838 Ross Dress for Less® (“Ross”) locations in 27 states and Guam and 52 dd’s DISCOUNTS® stores in four states, which are supported by four distribution centers. The Company’s headquarters, two distribution centers and 26% of its stores are located in California.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 are referred to as fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Fiscal 2006 was 53 weeks. Fiscal 2007 and 2005 were 52 weeks.

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

Purchase obligations. As of February 2, 2008, the Company had purchase obligations of $771.1 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $692.9 million represent purchase obligations of less than one year as of February 2, 2008.

Cash and cash equivalents. Cash and cash equivalents are highly liquid, fixed income instruments purchased with an original maturity of three months or less.

Investments. The Company’s investments are comprised of various debt and equity investment securities. At February 2, 2008 and February 3, 2007, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short-term or long-term based on their original maturities. Investments with an original maturity of less than one year are classified as short-term. See Note B for additional information.

Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in the Company's warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway inventory accounted for approximately 38% of total inventories as of February 2, 2008 and February 3, 2007. The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts.

Cost of goods sold. In addition to product costs, the Company includes in cost of goods sold its buying, distribution and freight expenses as well as occupancy costs, and depreciation and amortization related to the Company’s retail stores, buying and distribution facilities. Buying expenses include costs to procure merchandise inventories. Distribution expenses include the cost of operating the Company’s distribution centers. Beginning in fiscal 2006, the portion of stock option and employee stock purchase plan (“ESPP”) expenses included in stock-based compensation expense for personnel in the merchandising and distribution organizations is included in cost of goods sold.

Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property. Depreciation and amortization expense on property and equipment was $120.7 million, $107.8 million and $93.7 million for fiscal 2007, 2006 and 2005, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs, net of amortization, of $136.4 million and $147.9 million at February 2, 2008 and February 3, 2007, respectively, are included in fixtures and equipment and are amortized over their estimated useful life generally ranging from five to seven years. The Company capitalizes interest during the construction period. Interest capitalized was $0.9 million and $0.0 million in fiscal 2007 and fiscal 2006, respectively.

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

Other long-term assets. Other long-term assets as of February 2, 2008 and February 3, 2007 consist of the following:

($000)	2007	2006
Deferred compensation	$48,174	$47,000
Goodwill	2,889	2,889
Deposits	3,270	3,350
Intangibles and other	9,907	11,027
Total	$64,240	$64,266

Intangible assets are principally comprised of lease rights, which are payments made to acquire store leases. An impairment loss would be recognized if the undiscounted cash flow of an asset group was less than the carrying value of the asset group. Lease rights are amortized over the remaining life of the lease. Amortization expense related to these intangible assets was $0.0 million, $0.3 million and $0.5 million for fiscal 2007, 2006 and 2005, respectively.

Other long-term assets and certain identifiable intangibles that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation as of February 2, 2008 and February 3, 2007, no adjustments were required to reduce the carrying value of intangible assets to fair value.

Store closures. The Company continually reviews the operating performance of individual stores. For stores that are to be closed, the Company records a liability for future minimum lease payments and related ancillary costs at the time the liability is incurred. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $102.0 million and $165.0 million at February 2, 2008 and February 3, 2007, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Self-insurance. The Company is self-insured for workers’ compensation, general liability insurance costs and costs of certain medical plans. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance reserves as of February 2, 2008 and February 3, 2007 consist of the following:

($ millions)	2007	2006
Workers’ Compensation	$59.2	$60.9
General Liability	16.3	16.5
Medical Plans	2.7	2.8
Total	$78.2	$80.2

Workers’ compensation and self-insured medical plan liabilities are included in accrued payroll and benefits and accruals for general liability are included in accrued expenses and other in the accompanying consolidated balance sheets.

Lease accounting. When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, the Company records rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. The Company amortizes deferred rent on a straight-line basis over the lease term commencing on the possession date. As of February 2, 2008 and February 3, 2007, the balance of deferred rent was $55.7 million and $47.2 million, respectively, and is included in other long-term liabilities. Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term. Changes in tenant improvement allowances are included as a component of operating activities in the consolidated statement of cash flows.

Other long-term liabilities. Other long-term liabilities as of February 2, 2008 and February 3, 2007 consist of the following:

($000)	2007	2006
Deferred rent	$55,655	$47,236
Deferred compensation	48,174	47,000
Income taxes (See Note F)	23,221	-
Tenant improvement allowances	29,942	30,228
Other	4,177	4,839
Total	$161,169	$129,303

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and long-term debt approximates their estimated fair value.

Revenue recognition. The Company recognizes revenue at the point of sale, net of actual returns, and maintains an allowance for estimated future returns. Sales of gift cards are deferred until they are redeemed for the purchase of Company merchandise. Sales tax collected is not recognized as revenue and is included in accrued expenses and other.

Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in accrued expenses and other in the consolidated balance sheets. The allowance for sales returns consists of the following:

	Beginning			Ending
($000)	balance	Additions	Reductions	balance
Year ended:
February 2, 2008	$4,320	$408,434	$408,195	$4,559
February 3, 2007	$6,101	$376,173	$377,954	$4,320
January 28, 2006	$4,832	$350,081	$348,812	$6,101

Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred. Advertising costs for fiscal 2007, 2006 and 2005 were $50.2 million, $45.5 million and $44.2 million, respectively.

Stock-based compensation. Effective in fiscal 2006, the Company adopted SFAS No. 123(R) and elected to adopt the standard using the modified prospective transition method. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This accounting standard requires recognition of compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. See Note C for more information on the Company’s stock-based compensation plans.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109) effective February 4, 2007. FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement standard for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements.

Treasury stock. The Company records treasury stock at cost. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock grants.

Earnings per share (“EPS”). SFAS No. 128, “Earnings Per Share,” requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested shares of both performance and non-performance based awards of restricted stock.

In fiscal 2007, 2006 and 2005 there were 1,277,000, 3,114,000, and 2,778,000 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

		Effect of dilutive
	Basic	common stock	Diluted
Shares in (000s)	EPS	equivalents	EPS
2007
Shares	135,093	2,049	137,142
Amount	$1.93	$(.03)	$1.90

2006
Shares	139,488	2,395	141,883
Amount	$1.73	$(.03)	$1.70

2005
Shares	144,325	2,207	146,532
Amount	$1.38	$(.02)	$1.36

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

Derivative instruments and hedging activities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The Company had no derivative instruments as of February 2, 2008 or February 3, 2007.

New accounting pronouncements.

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s operating results or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s operating results or financial position.

Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of February 2, 2008 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$5,900	$-	$-	$5,900	$4,000	$1,900
Asset-backed securities	1,446	17	35	1,428	862	566
Corporate securities	13,644	227	184	13,687	428	13,259
U.S. Government and agency
securities	16,482	1,133	-	17,615	350	17,265
Mortgage-backed securities	8,052	217	35	8,234	458	7,776
Total	$45,524	$1,594	$254	46,864	$6,098	$40,766

The amortized cost and fair value of the Company’s available-for-sale securities as of February 3, 2007 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$3,200	$-	$-	$3,200	$3,200	$-
Asset-backed securities	2,788	-	13	2,775	299	2,476
Corporate securities	13,652	8	80	13,580	1,748	11,832
U.S. Government and agency
securities	11,297	1	81	11,217	-	11,217
Mortgage-backed securities	5,609	12	10	5,611	-	5,611
Total	$36,546	$21	$184	$36,383	$5,247	$31,136

The maturities of investment securities at February 2, 2008 were:

		Estimated
($000)	Cost basis	fair value
Maturing in one year or less	$6,069	$6,098
Maturing after one year through five years	21,789	22,367
Maturing after five years through ten years	16,249	16,959
Maturing after ten years	1,417	1,440
Total	$45,524	$46,864

The maturities of investment securities at February 3, 2007 were as follows:

		Estimated
($000)	Cost basis	fair value
Maturing in one year or less	$5,249	$5,247
Maturing after one year through five years	18,906	18,861
Maturing after five years through ten years	12,391	12,275
Maturing after ten years	-	-
Total	$36,546	$36,383

At February 2, 2008, one $150,000 security with a gross unrealized loss of $5,000 had been in a continuous unrealized loss position for more than 12 months. Investments of $6.4 million with gross unrealized losses of $200,000 had been in a continuous unrealized loss position for less than 12 months. The unrealized losses on our investments were caused primarily by the decline in the residential mortgage investment sector of the market and were not due to the credit quality of the issuers. We do not consider these investments to be other than temporarily impaired at February 2, 2008.

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

For fiscal 2007, 2006 and 2005 the Company recognized stock-based compensation expense as follows:

($000)	2007	2006	2005
Stock options and ESPP	$9,083	$13,221	$-
Restricted stock and performance awards	16,082	13,459	16,668
Total	$25,165	$26,680	$16,668

Capitalized stock-based compensation cost was not significant in any year.

The determination of the fair value of stock options and ESPP purchase rights, using the Black-Scholes model, is affected by the Company’s stock price as well as assumptions as to the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate, and expected dividends.

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

At February 2, 2008, the Company had two stock-based compensation plans, which are further described in Note H. The fair value of stock options and ESPP rights granted during the respective periods under these plans were estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

Stock Options	2007	2006	2005
Expected life from grant date (years)	3.9	4.2	3.5
Expected volatility	28.4%	32.5%	33.7%
Risk-free interest rate	4.7%	4.6%	3.9%
Dividend yield	0.9%	0.8%	0.7%

Employee Stock Purchase Plan	2007	2006	2005
Expected life from grant date (years)	1.0	1.0	1.0
Expected volatility	26.4%	26.7%	32.9%
Risk-free interest rate	5.0%	4.5%	4.5%
Dividend yield	0.9%	0.8%	0.8%

Total stock-based compensation recognized in the Company’s consolidated Statements of Earnings for fiscal 2007, 2006 and 2005 is as follows:

Statements of Earnings Classification ($000)	2007	2006	2005
Cost of goods sold	$10,736	$11,475	$7,984
Selling, general and administrative	14,429	15,205	8,684
Total	$25,165	$26,680	$16,668

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

($000, except per share data)		2005
Net earnings	As reported	$199,632

Add: Stock-based employee compensation expense
included in reported net earnings, net of tax		10,134

Deduct: Stock-based employee compensation
expense determined under the fair value based
method for all awards, net of tax		(19,793)

Net earnings	Pro forma	$189,973

Basic earnings per share	As reported	$1.38
	Pro forma	$1.32

Diluted earnings per share	As reported	$1.36
	Pro forma	$1.30

The weighted average fair values per share of stock options granted during fiscal 2007, 2006 and 2005 were $9.12, $8.52 and $7.85, respectively. The weighted average fair values per share of employee stock purchase awards for fiscal 2007, 2006 and 2005 were $8.02, $7.72 and $7.97, respectively.

Note D: Debt

Bank credit facilities. In July 2006, the Company amended its existing $600 million revolving credit facility with its banks, extending the expiration date to July 2011, extending the standby letter of credit sublimit to 50% of the revolving credit, and changing the interest rate to LIBOR plus 45 basis points. This facility contains a $300 million sublimit for issuance of standby letters of credit, of which $238.9 million was available at February 2, 2008. Interest is payable upon borrowing maturity but no less than quarterly. Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and leverage ratios. The Company had no borrowings outstanding under this facility as of February 2, 2008 and was in compliance with the covenants.

Term debt. In March 2006, the Company repaid its $50 million term debt in full. The borrowing was made in 2002 to finance equipment and information systems for the Company’s Perris, California distribution center.

Senior Notes. In October 2006, the Company entered into a Note Purchase Agreement with various institutional investors for $150 million of unsecured senior notes. The notes were issued in two series and funding occurred in December 2006. Series A notes were issued, for an aggregate of $85 million, are due in December 2018 and bear interest at a rate of 6.38%. Series B notes were issued, for an aggregate of $65 million, are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of February 2, 2008 of approximately $147 million is estimated by obtaining market quotes. Borrowings under these notes are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios. As of February 2, 2008, the Company was in compliance with these covenants.

Letters of credit. The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability programs. The Company had $61.1 million and $66.4 million in standby letters of credit and $20.8 million and $26.0 million in trade letters of credit outstanding at February 2, 2008 and February 3, 2007, respectively.

Note E: Leases

The Company leases all but two of its store sites with original, non-cancelable terms that in general range from three to ten years. In addition, the Company leases selected computer and other related equipment under operating leases, expiring through 2020. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals and for payment of certain expenses. In addition, some store leases also have provisions for additional rent based on a percentage of sales.

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are three years and the Company typically has options to renew the leases for two to three one-year periods. Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term. The Company’s obligation under the residual value guarantee at the end of the respective lease terms is $6.1 million.

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

In accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $0.6 million for the POS leases. These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other,” respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets.

In November 2001, the Company entered into a nine-year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse in Carlisle, Pennsylvania. In June 2006, the Company entered into a two-year lease extension with one one-year option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2009. In March 2008, the Company amended the term of this lease to February 2010 and obtained three three-year options. In August 2007, the Company entered into a five-year lease for a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store the Company’s packaway inventory. The Company also leases a 10-acre parcel which it currently has under construction for future trailer parking adjacent to its Perris distribution center.

The synthetic lease facilities described above, as well as the Company’s revolving credit facility and senior notes, have covenant restrictions requiring the Company to maintain certain interest coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios. As of February 2, 2008, the Company was in compliance with these covenants.

The Company leases approximately 181,000 square feet of office space for its corporate headquarters in Pleasanton, California, under several facility leases. The lease terms for these facilities expire between 2010 and 2014 and contain renewal provisions.

The Company leases approximately 138,000 and 15,000 square feet of office space for its New York and Los Angeles buying offices, respectively. The terms for these leases expire in 2015 and 2011, respectively. The lease term for the New York office contains a renewal provision.

The aggregate future minimum annual lease payments under leases in effect at February 2, 2008 are as follows:

			Residual
	Operating	Synthetic	value
($000)	leases	leases	guarantee	Total leases
2008	$ 307,991	$ 10,494	$ 4,733	$ 323,218
2009	288,219	4,597	1,317	294,133
2010	262,264	4,091	-	266,355
2011	228,133	4,091	-	232,224
2012	193,504	4,091	-	197,595
Thereafter	457,863	2,045	56,000	515,908
Total	$ 1,737,974	$ 29,409	$ 62,050	$ 1,829,433

Total rent expense for all leases was as follows:

($000)	2007	2006	2005
Rent expense	$ 301,582	$ 274,211	$ 246,214

Note F: Taxes on Earnings

The provision for taxes consists of the following:

($000)	2007	2006	2005
CURRENT
Federal	$ 160,155	$ 153,263	$ 112,040
State	14,613	14,064	19,260
	174,768	167,327	131,300

DEFERRED
Federal	(9,263)	(10,268)	(1,433)
State	(1,436)	(416)	(1,157)
	(10,699)	(10,684)	(2,590)
Total	$ 164,069	$ 156,643	$128,710

In fiscal 2007, 2006 and 2005, the Company realized tax benefits of $6.5 million, $12.1 million and $21.9 million, respectively, related to employee equity programs that were credited to additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. Differences are as follows:

	2007	2006	2005
Federal income taxes at the statutory rate	35%	35%	35%

State income taxes (net of federal benefit) and other, net	4%	4%	4%
	39%	39%	39%

The components of deferred income taxes at February 2, 2008 and February 3, 2007 are as follows:

($000)	2007	2006
Deferred Tax Assets
Deferred compensation	$29,163	$28,813
Deferred rent	9,755	8,742
Employee benefits	7,474	7,307
Accrued liabilities	20,999	16,633
California franchise taxes	3,976	3,905
Stock-based compensation	7,991	3,998
Other	3,950	3,579
	83,308	72,977
Deferred Tax Liabilities
Depreciation	(105,174)	(110,445)
Merchandise inventory	(27,544)	(25,189)
Supplies	(6,281)	(5,134)
Prepaid expenses	(5,538)	(4,587)
Other	1,969	2,419
	(142,568)	(142,936)
Net Deferred Tax Liabilities	$(59,260)	$(69,959)

In June 2006, the FASB issued FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement standard for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. As a result, the Company established a $26.3 million reserve for unrecognized tax benefits, inclusive of $6.0 million of related interest. The reserve is classified as a long-term liability and included in other long-term liabilities on the Company’s condensed consolidated balance sheet. Upon adoption of FIN 48, the Company also recognized a reduction in retained earnings of $7.4 million and certain other deferred income tax assets and liabilities were reclassified. The change in amount of unrecognized tax benefit since adoption of FIN 48 is as follows:

($000)	2007[1]
Unrecognized tax benefit upon	$ 56,672
adoption of FIN 48
Increases
Tax positions in current period	12,173
Tax positions in prior period	1,485
Decreases
Tax positions in prior periods	(16,199)
Lapse of statute limitations	(4,035)
Settlements	(43)
Unrecognized tax benefit as of February 2, 2008	$ 50,053

[1] Pursuant to FIN 48, paragraph 21, the amounts in the table above represent the gross amount of unrecognized tax benefit on the dates shown.

As of February 2, 2008, the reserve for unrecognized tax benefits is $23.2 million inclusive of $5.6 million of related interest. The Company adopted a new tax method of accounting which reduced its reserve during the year. The Company accounts for interest related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $16.4 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. As a result, the total amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by up to $3.0 million, net of federal tax benefits.

The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2005 through 2007. The Company’s state income tax returns are open to audit under the statute of limitations for fiscal years 2003 through 2007. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the result of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $6.8 million, $6.1 million and $5.1 million in fiscal 2007, 2006 and 2005, respectively.

The Company also has an Incentive Compensation Plan, which provides cash awards to key management employees based on the Company's and the individual's performance. The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $48.2 million and $47.0 million at February 2, 2008 and February 3, 2007, respectively, of long-term investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan. Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $48.2 million and $47.0 million at February 2, 2008 and February 3, 2007, respectively.

In addition, the Company has certain individuals who receive or will receive post-employment benefits. The estimated liability for these benefits of $3.2 million and $2.4 million is included in accrued liabilities and other in the accompanying consolidated balance sheets as of February 2, 2008 and February 3, 2007, respectively.

Note H: Stockholders' Equity

Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Common stock. In November 2005, the Company’s Board of Directors authorized a two-year stock repurchase program of up to $400 million for fiscal 2006 and 2007. In January 2004, the Company’s Board of Directors authorized a stock repurchase program of up to $350 million for 2004 and 2005. The following table summarizes the Company’s stock repurchase activity in fiscal 2007, 2006 and 2005:

	Shares repurchased	Average repurchase	Repurchased
Fiscal Year	(in millions)	price	(in millions)
2007	6.9	$ 29.10	$ 200.0
2006	7.1	$ 28.17	$ 200.0
2005	6.4	$ 27.26	$ 175.0

In January 2008, the Company’s Board of Directors approved a new two-year $600 million stock repurchase program for fiscal 2008 and 2009.

Dividends. In January 2008, the Company’s Board of Directors declared a quarterly cash dividend of $.095 per common share, payable on or about March 31, 2008. The Company’s Board of Directors declared quarterly cash dividends of $.075 per common share in January, May, August and November 2007, a cash dividend of $.06 per common share in January, May, August and November 2006, a cash dividend of $.06 per common share in November 2005, and cash dividends of $.05 per common share in January, May, and August 2005.

2004 Equity Incentive Plan. The Company has one equity incentive compensation plan, the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan provides for various types of incentive awards, which may potentially include the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock purchase rights, restricted stock shares, restricted stock units, performance shares, performance units and deferred stock units. The 2004 Plan also provides for the automatic grant of stock options to each non-employee director at pre-established times and at a predetermined value. To date, the Company has granted stock options, restricted stock shares, and performance awards under the 2004 Plan. Stock options are granted at exercise prices not less than the fair market value on the date the option is granted, expire not more than ten years from the date of grant, and normally vest over a period not exceeding five years from the date of grant. Restricted shares are granted to officers and key employees. The fair value of these at the date of grant is expensed on a straight-line basis over the vesting period of generally three to four years. Beginning in fiscal 2007 performance awards were also issued to executive officers.

As of February 2, 2008, there were 10.6 million shares that remained available for grant under the 2004 Plan. A summary of the stock option activity for fiscal 2007, 2006 and 2005 is presented below.

			Weighted
	Number	Weighted	average
	of	average	remaining	Aggregate
(000, except per share data)	shares	exercise price	contractual	intrinsic value
			term
Outstanding at January 29, 2005	9,911	$ 16.54
Granted	2,324	$ 28.17
Exercised	(3,165)	$ 13.06
Forfeited	(405)	$ 25.60

Outstanding at January 28, 2006	8,665	$ 20.51
Granted	796	$ 27.70
Exercised	(1,887)	$ 14.80
Forfeited	(347)	$ 27.16

Outstanding at February 3, 2007	7,227	$ 22.47
Granted	593	$ 34.04
Exercised	(985)	$ 16.35
Forfeited	(216)	$ 27.61

Outstanding at February 2, 2008	6,619	$ 24.25	5.92	$ 39,983
Vested or Expected to Vest at February 2, 2008	6,491	$ 24.12	5.88	$ 39,836
Exercisable at February 2, 2008	4,891	$ 22.22	5.16	$ 37,637

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of February 2, 2008 (number of shares in thousands):

	Options outstanding			Options exercisable
	Number of	Remaining	Exercise	Number of	Exercise
Exercise price range	shares	life	price	shares	price
$ 6.68 to $ 18.89	1,383	2.24	$ 12.51	1,383	$ 12.51
$ 18.90 to $ 26.47	1,386	5.64	$ 22.01	1,254	$ 21.75
$ 26.50 to $ 28.26	1,329	7.22	$ 27.64	934	$ 27.62
$ 28.28 to $ 28.69	1,369	7.05	$ 28.60	834	$ 28.60
$ 28.71 to $ 34.37	1,152	7.83	$ 31.94	486	$ 29.75
$ 6.68 to $ 34.37	6,619	5.92	$ 24.25	4,891	$ 22.22

During fiscal 2007, 2006 and 2005, restricted stock awards totaling 568,000, 569,000 and 892,000 shares, respectively, were issued under the 2004 Plan, and 43,000, 149,000 and 200,000 shares were forfeited during each respective year. The market value of these shares at the date of grant is amortized to expense ratably over the vesting period of generally three to four years. The unamortized compensation expense at February 2, 2008 and February 3, 2007 was $29.6 million and $27.4 million, respectively. During fiscal 2007, 2006 and 2005, shares purchased by the Company for tax withholding totaled 125,000, 133,400 and 233,300 shares, respectively, and are considered treasury shares which are available for reissuance. At February 2, 2008, the Company held 965,000 shares of treasury stock. As of February 2, 2008 and February 3, 2007, shares of unvested restricted stock subject to repurchase totaled 2.0 million and 2.0 million shares respectively. A total of 2,709,000, 3,278,000 and 3,846,000 shares were available for new restricted stock awards at the end of fiscal 2007, 2006 and 2005, respectively.

Performance share awards. Beginning in fiscal 2007, the Company initiated a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during a performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. The Company recognized $0.6 million of expense related to performance share awards in fiscal 2007.

Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible full-time employees participating in the annual offering period can choose to have up to the lesser of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is the lower of 85% of the market price at the beginning of the offering period, or end of the offering period. During fiscal 2007, 2006 and 2005, employees purchased approximately 214,000, 183,000 and 190,000 shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $21.73, $24.86 and $23.59, respectively. Through February 2, 2008, approximately 8,739,000 shares had been issued under this plan and 1,261,000 shares remained available for future issuance.

Note I: Related Party Transactions

The Company has an agreement with its Chairman of the Board of Directors under which the Company pays an annual consulting fee of $1.1 million in monthly installments through January 2009 and provides for administrative support and health and other benefits for the individual and his dependents which totaled approximately $0.2 million in fiscal 2007. Subsequent to year-end, the term of this agreement was extended through January 2012.

The Company also has an agreement with its Chairman Emeritus under which it pays an annual consulting fee of $0.1 million through March 2008 and provides for administrative support and health benefits for the individual and his spouse which totaled approximately $0.1 million in fiscal 2007. Subsequent to year-end, the Company agreed to release its interest in a split dollar life insurance policy to its Chairman Emeritus, including the policy’s residual value of approximately $0.3 million.

Note J: Provision for Litigation Expense and Other Legal Proceedings

Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. In February 2007 the Orange County Superior Court approved a settlement of the cases involving whether the Company’s assistant store managers in California were correctly classified as exempt under California Wage Orders. The approved settlement obligation was paid during the quarter ended May 5, 2007.

Other class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to assistant store managers at all Company stores under federal law, remains pending as of February 2, 2008.

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

In the opinion of management, resolution of the class action litigation and other legal proceedings is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note K: Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2007 and 2006 is presented in the tables below.

Year ended February 2, 2008:
	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended
	May 5,	August 4,	November 3,	February 2,
($000, except per share data)	2007	2007	2007	2008
Sales	$ 1,410,541	$ 1,444,632	$ 1,468,337	$ 1,651,702

Cost of goods sold	1,071,278	1,131,286	1,150,754	1,264,902
Selling, general and administrative	230,203	229,326	238,847	237,525
Interest (income) expense, net	(1,391)	65	(12)	(2,691)
Total costs and expenses	1,300,090	1,360,677	1,389,589	1,499,736
Earnings before taxes	110,451	83,955	78,748	151,966
Provision for taxes on earnings	43,407	33,092	30,066	57,504
Net earnings	$ 67,044	$ 50,863	$ 48,682	$ 94,462

Earnings per share – basic	$ .49	$ .37	$ .36	$ .71
Earnings per share – diluted	$ .48	$ .37	$ .36	$ .70

Dividends declared per
share on common stock	$ -	$ .075	$ .075	$ .170[1]
Stock price[2]
High	$ 34.86	$ 34.52	$ 30.02	$ 29.89
Low	$ 31.46	$ 27.58	$ 25.61	$ 21.48

[1] Includes $.075 per share dividend declared in November 2007 and $.095 dividend declared in January 2008.
[2] Ross Stores, Inc. common stock trades on The NASDAQ Global Select Market® under the symbol ROST.

Year ended February 3, 2007:
	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended
	April 29,	July 29,	October 28,	February 3,
($000, except per share data)	2006	2006	2006	2007[1]
Sales	$ 1,291,676	$ 1,308,052	$ 1,362,045	$ 1,608,437

Cost of goods sold	988,836	1,024,130	1,073,820	1,230,741
Selling, general and administrative	207,167	210,635	217,586	227,645
Interest income, net	(1,884)	(1,554)	(1,775)	(3,414)
Total costs and expenses	1,194,119	1,233,211	1,289,631	1,454,972
Earnings before taxes	97,557	74,841	72,414	153,465
Provision for taxes on earnings	38,340	29,464	28,481	60,358
Net earnings	$ 59,217	$ 45,377	$ 43,933	$ 93,107

Earnings per share – basic	$ .42	$ .32	$ .32	$ .68
Earnings per share – diluted	$ .41	$ .32	$ .31	$ .66

Dividends declared per
share on common stock	$ -	$ .060	$ .060	$ .135[2]
Stock price[3]
High	$ 30.78	$ 31.03	$ 31.00	$ 33.63
Low	$ 26.56	$ 24.35	$ 22.12	$ 28.56

[1] Fiscal 2006 was a 53-week year.
[2] Includes $.06 per share dividend declared in November 2006 and $.075 dividend declared in January 2007.
[3] Ross Stores, Inc. common stock trades on The NASDAQ Global Select Market® under the symbol ROST.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of February 2, 2008 and February 3, 2007, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2008. We also have audited the Company's internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note F to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No.109, effective February 4, 2007. As discussed in Notes A and C to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment effective January 29, 2006.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
March 27, 2008

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

Our internal control over financial reporting as of February 2, 2008 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 27, 2008, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B.     OTHER INFORMATION.

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by item 401 of Regulation S-K is incorporated herein by reference to the sections entitled "Executive Officers of the Registrant" at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 22, 2008 (the "Proxy Statement") entitled "Information Regarding Nominees and Incumbent Directors." Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” We have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled "Information Regarding Nominees and Incumbent Directors" under the caption “Audit Committee.”

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Administrative Officer, Chief Operations Officer, Chief Financial Officer, Vice President Controller, Vice President Finance and Treasurer, Vice President Investor and Media Relations, and other positions that may be designated by the Company. This Code of Ethics is posted on our website (www.rossstores.com). We intend to satisfy the disclosure requirements of Item 10 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same website.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation of Directors” and “Executive Compensation” under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “All Other Compensation,” “Perquisites,” “Discussion of Summary Compensation,” “Grants of Plan Based Awards During Fiscal Year,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” and “Potential Payments Upon Termination or Change In Control.”

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K are incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of February 2, 2008:

	(a)		(c)
	Number of securities	(b)	Number of securities
	to be issued upon	Weighted average	remaining available for
	exercise of	exercise price per	future issuance
	outstanding options	share of outstanding	(excluding securities
Shares in (000s)	and rights	options and rights	reflected in column (a))[1]
Equity compensation
plans approved by
security holders	5,213[2]	$ 25.40	11,865[3]

Equity compensation
plans not approved by
security holders[4]	1,406	$ 19.95	-

Total	6,619	$ 24.25	11,865

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
[3] Includes 1,261,000 shares reserved for issuance under the Employee Stock Purchase Plan and 10,604,000 shares reserved for issuance under the 2004 Equity Incentive Plan.
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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Items 404 and 407(a) of Regulation S-K are incorporated herein by reference to the section of the Proxy Statement entitled ”Information Regarding Nominees and Incumbent Directors” including the captions “Audit Committee,” “Compensation Committee,” and “Nominating and Corporate Governance Committee” and the section of the Proxy Statement entitled "Certain Transactions."

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

The following consolidated financial statements are included herein under Item 8:

Consolidated Statements of Earnings for the years ended February 2, 2008, February 3, 2007, and January 28, 2006.

Consolidated Balance Sheets at February 2, 2008 and February 3, 2007.

Consolidated Statements of Stockholders' Equity for the years ended February 2, 2008, February 3, 2007 and January 28, 2006.

Consolidated Statements of Cash Flows for the years ended February 2, 2008, February 3, 2007 and January 28, 2006.

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

ROSS STORES, INC.
(Registrant)

Date: April 1, 2008	By: /s/Michael Balmuth
Michael Balmuth
Vice Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael Balmuth	Vice Chairman, President and	April 1, 2008
Michael Balmuth	Chief Executive Officer, Director

/s/J. Call	Senior Vice President, Chief Financial Officer,	April 1, 2008
John G. Call	Principal Accounting Officer and Corporate Secretary

/s/Norman A. Ferber	Chairman of the Board, Director	April 1, 2008
Norman A. Ferber

/s/K. Gunnar Bjorklund	Director	April 1, 2008
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	April 1, 2008
Michael J. Bush

/s/Sharon D. Garrett	Director	April 1, 2008
Sharon D. Garrett

/s/Stuart G. Moldaw	Chairman Emeritus	April 1, 2008
Stuart G. Moldaw	and Director

/s/G. Orban	Director	April 1, 2008
George P. Orban

/s/Donald H. Seiler	Director	April 1, 2008
Donald H. Seiler

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.2 - 10.46)

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

10.4	Ross Stores, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.5	Fourth Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2000.

10.6	Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan dated November 20, 2007.

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

10.9	Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.10	Ross Stores Executive Dental Plan, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.11	Ross Stores Second Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.12	Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 29, 2000.

10.13	Ross Stores, Inc. Second Amended and Restated Incentive Compensation Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 12, 2006.

10.14	Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 15, 2004.

10.15	Second Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan effective March 22, 2007 incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.16	First Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan, effective May 17, 2005, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.17	Form of Stock Option Agreement for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.18	Form of Restricted Stock Agreement for stock awards granted pursuant to the Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.19	Form of Stock Option Agreement for Non-Employee Directors for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.20	Form of Indemnity Agreement between Ross Stores, Inc. and Executive Officers, incorporated by reference to Exhibit 10.27 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.21	Independent Contractor Consultancy Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.41 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.22	Retirement Benefit Package Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.42 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.23	Amendment to Independent Contractor Consultancy Agreement dated January 10, 2001 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 3, 2001.

10.24	Amendment #2 to the Independent Contractor Consultancy Agreement dated January 7, 2002 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.25	Third Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2003 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 of the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2003.

10.26	Fourth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2004 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.27	Fifth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2005 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.20 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.28	Sixth Amendment to the Independent Contractor Consultancy Agreement between Norman A. Ferber and Ross Stores, Inc. effective February 1, 2006, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2006.

10.29	Revised and Restated Sixth Amendment to the Independent Contractor Consultancy Agreement executed June 2007 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores for its quarter ended August 4, 2007.

10.30	Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.31	First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2003.

10.32	Second Amendment to the Employment Agreement effective May 18, 2005 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.33	Third Amendment to the Employment Agreement executed April 2007 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.8 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.34	Consulting Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective April 1, 2002, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2002.

10.35	Amendment to 2002 Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective August 21, 2003, incorporated by reference to Exhibit 10.31 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended November 1, 2003.

10.36	Second Amendment to Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective April 1, 2005, incorporated by reference to Exhibit 10.38 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.37	Third Amendment to Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw executed September 2007, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores for its quarter ended November 3, 2007.

10.38	Form of Executive Employment Agreement between Ross Stores, Inc. and Executive Vice Presidents or Senior Vice Presidents, incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.39	Employment Agreement effective January 3, 2005 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.36 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.40	First Amendment to the Employment Agreement effective October 1, 2005 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 29, 2005.

10.41	Employment Agreement executed April 2007 between Lisa Panattoni and Ross Stores, Inc. incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.42	Employment Agreement executed May 2007 between James S. Fassio and Ross Stores, Inc. incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.43	Employment Agreement executed April 2007 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.44	First Amendment to the Employment Agreement executed April 2007 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.45	Form of Performance Share Award Agreement incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.46	Employment Agreement executed October 2007 between John G. Call and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended November 3, 2007.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.