Form 10-Q
period 2008-05-03
ROSS STORES INC
filed 2008-06-11
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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
changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer     X     Accelerated filer ______ Non-accelerated filer ______ Smaller reporting company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ______ No     X

The number of shares of Common Stock, with $.01 par value, outstanding on May 22, 2008 was 132,815,055.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended
	May 3,	May 5,
($000, except per share data, unaudited)	2008	2007
Sales	$1,556,328	$1,410,541

Costs and expenses
Cost of goods sold	1,181,557	1,071,278
Selling, general and administrative	247,672	230,203
Interest income, net	(1,621)	(1,391)
Total costs and expenses	1,427,608	1,300,090

Earnings before taxes	128,720	110,451
Provision for taxes on earnings	49,235	43,407
Net earnings	$79,485	$67,044

Earnings per share
Basic	$0.61	$0.49
Diluted	$0.60	$0.48

Weighted average shares outstanding (000)
Basic	131,319	137,087
Diluted	133,314	139,576

Dividends per share
Cash dividends declared per share	$0.00	$0.00

Stores open at end of period	918	830

See notes to interim condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	May 3,	February 2,	May 5,
($000, unaudited)	2008	2008	2007
Assets

Current Assets
Cash and cash equivalents	$305,804	$257,580	$199,123
Short-term investments	2,237	6,098	6,821
Accounts receivable	48,892	37,468	36,940
Merchandise inventory	1,028,576	1,025,295	1,101,525
Prepaid expenses and other	61,263	51,921	51,029
Deferred income taxes	20,149	19,639	29,516
Total current assets	1,466,921	1,398,001	1,424,954

Property and Equipment
Land and buildings	143,860	140,725	137,677
Fixtures and equipment	956,913	941,795	882,441
Leasehold improvements	489,484	482,904	420,656
Construction-in-progress	89,731	88,900	17,978
	1,679,988	1,654,324	1,458,752
Less accumulated depreciation and amortization	809,432	786,009	696,407
Property and equipment, net	870,556	868,315	762,345

Other long-term assets	66,486	64,240	69,299
Long-term investments	40,430	40,766	33,548
Total assets	$2,444,393	$2,371,322	$2,290,146

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$661,847	$637,158	$608,789
Accrued expenses and other	225,562	217,923	198,990
Accrued payroll and benefits	118,094	133,706	111,631
Income taxes payable	42,672	21,818	33,575
Total current liabilities	1,048,175	1,010,605	952,985

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	169,487	161,169	166,165
Deferred income taxes	82,506	78,899	84,987

Commitments and contingencies

Stockholders’ Equity
Common stock	1,328	1,341	1,387
Additional paid-in capital	595,086	577,787	561,173
Treasury stock	(28,452)	(25,910)	(24,614)
Accumulated other comprehensive (loss) income	(19)	1,340	64
Retained earnings	426,282	416,091	397,999
Total stockholders’ equity	994,225	970,649	936,009
Total liabilities and stockholders’ equity	$2,444,393	$2,371,322	$2,290,146

See notes to interim condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 3,	May 5,
($000, unaudited)	2008	2007
Cash Flows From Operating Activities
Net earnings	$79,485	$67,044
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities:
Depreciation and amortization	31,890	28,522
Stock-based compensation	5,196	6,370
Deferred income taxes	3,097	(14,489)
Tax benefit from equity issuance	3,149	4,565
Excess tax benefits from stock-based compensation	(2,167)	(3,826)
Change in assets and liabilities:
Merchandise inventory	(3,281)	(49,796)
Other current assets, net	(20,766)	(13,619)
Accounts payable	37,428	(78,829)
Other current liabilities	19,620	(36,889)
Other long-term, net	7,184	24,902
Net cash provided by (used in) operating activities	160,835	(66,045)

Cash Flows From Investing Activities
Additions to property and equipment	(42,278)	(47,381)
Proceeds from sales of property and equipment	108	-
Purchases of investments	(40,665)	(9,016)
Proceeds from investments	43,503	5,257
Net cash used in investing activities	(39,332)	(51,140)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	16,820	8,863
Excess tax benefits from stock-based compensation	2,167	3,826
Treasury stock purchased	(2,542)	(2,592)
Repurchase of common stock	(77,192)	(50,868)
Dividends paid	(12,532)	(10,309)
Net cash used in financing activities	(73,279)	(51,080)
Net increase (decrease) in cash and cash equivalents	48,224	(168,265)

Cash and cash equivalents:
Beginning of period	257,580	367,388
End of period	$305,804	$199,123

Supplemental Cash Flow Disclosures
Income taxes paid	$21,961	$33,288

Non-Cash Investing Activities
Change in fair value of investment securities – unrealized	$(1,359)	$227
(loss) gain

See notes to interim condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

Three Months Ended May 3, 2008 and May 5, 2007
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 3, 2008 and May 5, 2007, the results of operations and cash flows for the three month periods then ended. The Condensed Consolidated Balance Sheet as of February 2, 2008, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 2, 2008. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

The results of operations for the three-month periods ended May 3, 2008 and May 5, 2007 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Total comprehensive income. The components of total comprehensive income for the three-month periods ended May 3, 2008 and May 5, 2007 are as follows (in $000):

	Three Months Ended
	May 3, 2008	May 5, 2007
Net income	$79,485	$67,044
Unrealized (loss) gain on investments, net of taxes	(839)	138
Total comprehensive income	$78,646	$67,182

Taxes on earnings. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (SFAS No. 109) requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or tax rates.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109 effective February 4, 2007. FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement standard for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements.

Stock-based compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires recognition of compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. See Note B for more information on the Company’s stock-based compensation plans.

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect actual dividends paid during the periods shown. Dividends per share reported in the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January 2008, the Company’s Board of Directors declared a quarterly cash dividend of $.095 per common share that was paid in March 2008. In January 2007 the Company’s Board of Directors declared a quarterly cash dividend of $.075 per common share that was paid in March 2007.

In May 2008, the Company’s Board of Directors declared a cash dividend payment of $.095 per common share, payable on or about July 1, 2008.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to assistant store managers at Company stores under federal and state law, remains pending as of May 3, 2008.

The Company is also party to various other legal proceedings arising in the normal course of business. Actions filed against the Company include commercial, customer, and labor and employment-related claims, including lawsuits in which plaintiffs allege that the Company violated state and/or federal wage and hour and related laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

In the opinion of management, resolution of the class action litigation and other currently pending legal proceedings is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note B: Stock-Based Compensation

Stock options and restricted stock. On May 22, 2008, the Company’s stockholders approved the adoption of the 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 8.3 million shares of which 6.0 million shares can be issued as full value awards. The 2008 Plan replaces the 2004 Equity Incentive Plan.

Restricted stock. The Company grants restricted shares to officers and key employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period of generally three to five years. During the three-month period ended May 3, 2008, restricted stock awards totaling 463,000 shares were issued and awards totaling 11,000 shares were forfeited. The aggregate unamortized compensation expense at May 3, 2008 was $37.9 million. During the period, shares purchased by the Company for tax withholding totaled approximately 90,000 shares and are considered treasury shares which are available for reissuance. As of May 3, 2008, shares subject to repurchase related to unvested restricted stock totaled 2.2 million shares.

Performance shares. Beginning in fiscal 2007, the Company initiated a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. For the three month periods ended May 3, 2008 and May 5, 2007, the Company recognized $0.1 million of expense related to performance share awards.

Employee stock purchase plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible full-time employees participating in the offering period can choose to have up to the lesser of 10% or $25,000 of their annual base earnings withheld to purchase the Company’s common stock. Prior to 2008, the purchase price of the stock was the lower of 85% of the market price at the beginning of the offering period, or end of the offering period. Starting in 2008, the purchase price of the stock is 85% of the market price on the date of purchase. In addition, purchases occur on a calendar quarterly basis (on the last trading day of each quarter).

Stock-based compensation. For the three-month periods ended May 3, 2008 and May 5, 2007, the Company recognized stock-based compensation expense as follows (in $000):

	Three Months Ended
	May 3, 2008	May 5, 2007
Stock options and ESPP	$1,242	$2,413
Restricted stock and performance shares	3,954	3,957
Total	$5,196	$6,370

The determination of the fair value of stock options using the Black-Scholes model is affected by the Company’s stock price as well as assumptions as to the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate, and expected dividends.

No stock options were granted during the three months ended May 3, 2008. Beginning in 2008, the Company no longer offers a lookback option in determining the purchase price for shares purchased under the ESPP. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

The fair value of stock option grants and ESPP purchase rights granted for the three months ended May 5, 2007 were estimated using the following assumptions:

	Three Months Ended
Stock Options	May 3, 2008	May 5, 2007
Expected life from grant date (years)	--	3.9
Expected volatility	--	28.5%
Risk-free interest rate	--	4.7%
Dividend yield	--	0.9%

	Three Months Ended
Employee Stock Purchase Plan	May 3, 2008	May 5, 2007
Expected life from grant date (years)	--	1.0
Expected volatility	--	26.7%
Risk-free interest rate	--	5.1%
Dividend yield	--	0.9%

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the periods ended May 3, 2008 and May 5, 2007 is classified as follows (in $000):

	Three Months Ended
Statements of Earnings Classification	May 3, 2008	May 5, 2007
Cost of goods sold	$2,061	$2,848
Selling, general and administrative	3,135	3,522
Total	$5,196	$6,370

All stock-based compensation awards are expensed over the service or performance periods of the awards. The weighted average fair values per share of stock options granted for the three-month period ended May 5, 2007 was $9.26. The weighted average fair value per share of employee stock purchase awards for the three-month period ended May 5, 2007, was $8.12.

Stock option activity. The following table summarizes stock option activity for the three months ended May 3, 2008:

			Weighted
			average
	Number	Weighted	remaining
	of	average	contractual	Aggregate
(000, except per share data)	shares	exercise price	term	intrinsic value
Outstanding at February 2, 2008	6,619	$24.25
Granted	--	$--
Exercised	(832)	$18.70
Forfeited	(45)	$27.09

Outstanding at May 3, 2008	5,742	$25.03	6.03	$52,867
Vested or Expected to Vest at May 3, 2008	5,632	$24.91	5.99	$52,512
Exercisable at May 3, 2008	4,294	$23.23	5.38	$47,173

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of May 3, 2008 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number of	Remaining	Exercise	Number of	Exercise
Exercise price range			shares	life	price	shares	price
$ 7.19	to	$ 19.02	1,262	2.89	$ 13.71	1,262	$ 13.71
19.13	to	27.69	1,237	6.19	24.65	1,056	24.48
27.71	to	28.61	1,824	6.96	28.24	1,192	28.20
28.62	to	32.85	895	6.66	29.49	784	29.34
34.37	to	34.37	524	8.88	34.37	-	-
$ 7.19	to	$ 34.37	5,742	6.03	$ 25.03	4,294	$ 23.23

Note C: Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires earnings per share (“EPS”) to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested shares of both performance and non-performance based awards of restricted stock.

For the three-month periods ended May 3, 2008 and May 5, 2007, there were approximately 692,400 and 368,800 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive (option exercise price exceeds average stock price) in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
		Effect of Dilutive
	Basic	Common Stock	Diluted
Shares in (000s)	EPS	Equivalents	EPS
May 3, 2008
Shares	131,319	1,995	133,314
Amount	$ 0.61	$ (0.01)	$ 0.60

May 5, 2007
Shares	137,087	2,489	139,576
Amount	$ 0.49	$ (0.01)	$ 0.48

Note D: Debt and Revolving Credit

The Company has a $600.0 million revolving credit facility with an expiration date of July 2011 and interest pricing at LIBOR plus 45 basis points. There were no borrowings on this facility as of May 3, 2008.

In October 2006, the Company entered into a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The series A notes were issued for an aggregate of $85.0 million, are due in December 2018, and bear interest at a rate of 6.38%. The series B notes were issued for an aggregate of $65.0 million, are due in December 2021, and bear interest at a rate of 6.53%. The fair value of these notes as of May 3, 2008 of approximately $147 million is estimated by obtaining market quotes. Borrowings under these notes are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios. As of May 3, 2008, the Company was in compliance with these covenants.

Note E: Income Taxes

Effective February 4, 2007, the Company adopted the provisions of FIN 48 which prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements. As a result, the Company established a $26.3 million reserve for unrecognized tax benefits, inclusive of $6.0 million of related interest. The reserve is classified as a long-term liability and included in other long-term liabilities on the Company’s condensed consolidated balance sheet. Upon adoption of FIN 48, the Company also recognized a reduction in retained earnings of $7.4 million and certain other deferred income tax assets and liabilities were reclassified.

As of May 3, 2008, the reserve for unrecognized tax benefits is $23.4 million inclusive of $6.2 million of related interest. The Company accounts for interest related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $16.6 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. As a result, the total amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by up to $2.0 million, net of federal tax benefits.

The Company is currently open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2004 through 2007. The Company’s state income tax returns are open to audit under various statutes for fiscal years 2003 through 2007. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect that the results of these audits will have a material impact on the Company’s consolidated financial statements.

Note F: Recently Issued Accounting Standards

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of February 3, 2008. The adoption did not have a material impact on its operating results or financial position.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis, until February 1, 2009.

The amortized cost and fair value of the Company’s available-for-sale securities as of May 3, 2008 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$ 1,900	$ -	$ -	$ 1,900	$ -	$ 1,900
Asset-backed securities	1,444	9	(63)	1,390	854	536
Corporate securities	16,143	110	(361)	15,892	427	15,465
U.S. Government and agency	15,504	596	(88)	16,012		16,012
securities
Mortgage-backed securities	7,695	81	(303)	7,473	956	6,517
Total	$ 42,686	$ 796	$ (815)	$ 42,667	$ 2,237	$ 40,430

The auction rate security instruments held by the Company at May 3, 2008, totaling $1.9 million, were in securities collateralized by student loan portfolios, which are guaranteed by the United States government. Since the Company believes the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these as long-term investments on the unaudited Condensed Consolidated Balance Sheet at May 3, 2008. If the Company determines that the current decline in fair value is other than temporary, it would record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at May 3, 2008, were as follows:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	May 3,	Assets	Inputs	Inputs
($000)	2008	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$1,900	$-	$1,900	$-
Asset-backed securities	1,390	-	1,390	-
Corporate securities	15,892	-	15,892	-
U.S. Government and agency securities	16,012	16,012	-	-
Mortgage-backed securities	7,473	-	7,473	-
Total assets measured at fair value	$42,667	$16,012	$26,655	$-

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) effective February 3, 2008. SFAS No. 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The Company’s adoption of SFAS No. 159 did not have a material impact on operating results or financial position.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated interim balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 3, 2008 and May 5, 2007, and the related condensed consolidated interim statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ross Stores, Inc. and subsidiaries as of February 2, 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report (which includes an explanatory paragraph regarding the adoption of new accounting standards) dated March 27, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 10, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2007. All information is based on our fiscal calendar.

Overview

We are the second largest off-price apparel and home goods retailer in the United States. As of May 3, 2008, there were 864 Ross Dress for Less (“Ross”) stores in 27 states and Guam, and 54 dd’s DISCOUNTS stores in four states. Ross offers first-quality, in-season, name-brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name-brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

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

Results of Operations

The following table summarizes the financial results for the three-month periods ended May 3, 2008 and May 5, 2007:

	Three Months Ended
	May 3,	May 5,
	2008	2007
Sales
Sales (millions)	$1,556	$1,411
Sales growth	10.3%	9.2%
Comparable store sales growth	3%	0%

Costs and expenses (as a percent of sales)
Cost of goods sold	75.9%	76.0%
Selling, general and administrative	15.9%	16.3%
Interest income, net	(0.1)%	(0.1)%

Earnings before taxes	8.3%	7.8%

Net earnings	5.1%	4.8%

Stores. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	Three Months Ended
	May 3, 2008	May 5, 2007
Stores at the beginning of the period	890	797
Stores opened in the period	28	33
Stores closed in the period	-	-
Stores at the end of the period	918	830

Sales. Sales for the three months ended May 3, 2008 increased $145.8 million, or 10.3%, compared to the three months ended May 5, 2007 due to the addition of 88 net new stores opened between May 5, 2007 and May 3, 2008, and a 3% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months) for the three months ended May 3, 2008.

Our sales mix for Ross is shown below for the three-month periods ended May 3, 2008 and May 5, 2007:

	Three Months Ended
	May 3, 2008	May 5, 2007
Ladies	33%	35%
Home accents and bed and bath	22%	21%
Men’s	14%	14%
Shoes	12%	11%
Fine jewelry, accessories, lingerie and fragrances	11%	11%
Children’s	8%	8%
Total	100%	100%

We expect to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three-month period ended May 3, 2008, we cannot be sure that they will result in a continuation of sales growth or an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three months ended May 3, 2008 increased $110.3 million compared to the same period in the prior year mainly due to increased sales from the opening of 88 net new stores between May 5, 2007 and May 3, 2008, and a 3% increase in sales from comparable stores for the three months ended May 3, 2008.

Cost of goods sold as a percentage of sales for the three months ended May 3, 2008 decreased approximately 5 basis points from the same period in the prior year. This decrease was driven mainly by a 15 basis point increase in merchandise gross margin and a 10 basis point improvement in distribution costs. These favorable results were partially offset by a 10 basis point increase in freight expense, a 5 basis point increase in buying expenses, and a 5 basis point increase in store occupancy costs.

We cannot be sure that the gross profit margins realized for the three-month period ended May 3, 2008 will continue in the future.

Selling, general and administrative expenses. For the three months ended May 3, 2008, selling, general and administrative expenses increased $17.5 million compared to the same period in the prior year, mainly due to increased aggregate store operating costs reflecting the opening of 88 net new stores between May 5, 2007 and May 3, 2008.

Selling, general and administrative expenses as a percentage of sales for the three months ended May 3, 2008 decreased by approximately 40 basis points compared to the same period in the prior year. This improvement was driven by a 30 basis point benefit from a gain recognized in the quarter related to a lease settlement, and a 30 basis point decline in other general and administrative costs, partially offset by a 20 basis point increase in store operating expenses compared to the same period in the prior year.

Taxes on earnings. Our effective tax rates for the three-month periods ended May 3, 2008 and May 5, 2007 were approximately 38% and 39%, respectively. These rates represent the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits. We anticipate that our effective tax rate for fiscal 2008 will be approximately 38% to 39%.

Earnings per share. Diluted earnings per share for the three months ended May 3, 2008 were $0.60 compared to $0.48 in the prior year period. The 25% increase in diluted earnings per share is attributable to a 19% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding primarily due to the repurchase of common stock under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for seasonal and new store merchandise inventory purchases, capital expenditures in connection with opening new stores, and investments in distribution centers, information systems and infrastructure. We also use cash to repurchase stock under our stock repurchase program and to pay dividends.

	Three Months Ended
($000)	May 3, 2008	May 5, 2007
Cash flows provided by (used in) operating activities	$160,835	$(66,045)
Cash flows used in investing activities	(39,332)	(51,140)
Cash flows used in financing activities	(73,279)	(51,080)
Net increase (decrease) in cash and cash equivalents	$48,224	$(168,265)

Operating Activities

Net cash provided by operating activities was $160.8 million for the three months ended May 3, 2008 compared to cash used in operations of $66.0 million for the three months ended May 5, 2007. The primary sources of cash from operations for the three months ended May 3, 2008 and May 5, 2007 were net earnings plus non-cash depreciation and amortization charges, and stock-based compensation expense. The increase in cash flow from operating activities for the three months ended May 3, 2008 primarily resulted from an increase in accounts payable mainly due to the timing of payments and receipts and faster inventory turns. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 62.1% as of February 2, 2008 and increased to 64.3% as of May 3, 2008. The decrease in cash flows from operations for the three months ended May 5, 2007 was primarily due to a decline in accounts payable from the higher than normal level at February 3, 2007, which was mainly due to the timing of payments and receipts associated with the 53rd week in fiscal 2006.

Working capital (defined as current assets less current liabilities) was $418.7 million as of May 3, 2008, compared to $472.0 million as of May 5, 2007. Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the three-month periods ended May 3, 2008 and May 5, 2007, our capital expenditures (excluding leased equipment) were approximately $42.3 million and $47.4 million, respectively, for fixtures and leasehold improvements to open new stores, implement information technology systems, build distribution centers and implement material handling equipment and related distribution center systems, and various other expenditures related to our stores, buying and corporate offices. We opened 28 and 33 new stores on a gross basis during the three months ended May 3, 2008 and May 5, 2007, respectively.

In addition, for the three months ended May 3, 2008 and May 5, 2007, we purchased investments of $40.7 million and $9.0 million, respectively, and sold investments of $43.5 million and $5.3 million, respectively.

We are forecasting approximately $250 million in capital requirements in fiscal year 2008 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation, or upgrade of existing stores, for investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with cash flows from operations and existing credit facilities.

Financing Activities

During the three-month periods ended May 3, 2008 and May 5, 2007, our liquidity and capital requirements were provided by available cash and investment balances, cash flows from operations and trade credit. All but two of our store locations, our buying offices, our corporate headquarters, and one distribution center are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own three distribution centers in Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina.

Under our $600.0 million two-year stock repurchase program announced in January 2008, we repurchased 2.5 million shares of common stock for an aggregate purchase price of approximately $77.2 million during the three-month period ended May 3, 2008. We repurchased 1.5 million shares of common stock for approximately $50.9 million during the three month period ended May 5, 2007.

For the three-month periods ended May 3, 2008 and May 5, 2007, dividends paid were $12.5 million and $10.3 million, respectively.

Short-term trade credit represents a significant source of financing merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank and other credit lines to meet our capital and liquidity requirements, including lease payment obligations in 2008.

We estimate that cash flows from operations, bank credit lines and trade credit are adequate to meet our operating cash needs, fund our planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of May 3, 2008:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	Year	Years	Years	Years	Total[1]
Senior notes	$--	$--	$--	$150,000	$150,000
Interest payment obligations	9,668	19,335	19,335	69,530	117,868
Operating Leases:
Rent obligations	314,375	582,295	451,923	486,011	1,834,604
Synthetic leases	9,553	8,696	8,182	1,022	27,453
Other synthetic lease obligations	4,181	2,041	--	56,000	62,222
Purchase obligations	980,059	8,160	--	--	988,219
Total contractual obligations	$1,317,836	$620,527	$479,440	$762,563	$3,180,366

1 Pursuant to the guidelines of FIN 48, a $23.4 million reserve for unrecognized tax benefits is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. These obligations are excluded from the schedule above as the timing of payments cannot be reasonably estimated.

Senior notes. We have a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The Series A notes were issued for an aggregate of $85.0 million, are due in December 2018, and bear interest at a rate of 6.38%. The Series B notes were issued for an aggregate of $65.0 million, are due in December 2021, and bear interest at a rate of 6.53%. Interest on these notes is included in interest payment obligations in the table above.

Borrowings under these notes are subject to certain operating and financial covenants including maintaining certain interest coverage and leverage ratios. As of May 3, 2008, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. All but two of our stores, one of our distribution centers, and our buying offices and corporate headquarters are leased and, except for certain leasehold improvements and equipment, do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are two years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $6.2 million, at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we have recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $1.0 million for the POS leases. These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

In November 2001 we entered into a nine-year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse in Carlisle, Pennsylvania. In June 2006, we entered into a two-year lease extension with one one-year option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2009. In March 2008, we amended the term of this lease to February 2010 and obtained three three-year options. In August 2007, we entered into a five-year lease, with an option to purchase a 423,000 square foot warehouse also in Fort Mill, South Carolina. In March 2008, we exercised our option to purchase this warehouse for $18.8 million. In June 2008, we completed our purchase of this warehouse. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel which we currently have under construction for future trailer parking adjacent to our Perris distribution center.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of May 3, 2008, we were in compliance with these covenants.

Purchase obligations. As of May 3, 2008 we had purchase obligations of $988.2 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $897.1 million represent purchase obligations of less than one year as of May 3, 2008. In addition, in March 2008, the Company exercised an option to purchase a warehouse in Fort Mill, South Carolina for $18.8 million. In June 2008, we completed our purchase of this warehouse. This is included in purchase obligations of less than one year as of May 3, 2008.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at May 3, 2008:

($000)	Amount of Commitment Expiration Per Period				Total
	Less than	1 - 3	3 – 5	After 5	amount
Commercial Credit Commitments	1 year	years	years	years	committed
Revolving credit facility	$--	$--	$600,000	$--	$600,000
Total commercial commitments	$--	$--	$600,000	$--	$600,000

Revolving credit facility. We have available a $600.0 million revolving credit facility with our banks, which contains a $300.0 million sublimit for issuances of standby letters of credit, of which $241.2 million was available at May 3, 2008. This facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios. As of May 3, 2008 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $58.8 million and $70.6 million in standby letters of credit outstanding at May 3, 2008 and May 5, 2007, respectively.

Trade letters of credit. We had $19.8 million and $17.7 million in trade letters of credit outstanding at May 3, 2008 and May 5, 2007, respectively.

Dividends. In May 2008, our Board of Directors declared a cash dividend payment of $.095 per common share, payable on or about July 1, 2008. Our Board of Directors declared quarterly cash dividends of $.095 per common share in January 2008 and $.075 per common share in January, May, August, and November of 2007.

2008 Equity Incentive Plan. On May 22, 2008, our stockholders approved the adoption of the 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 8.3 million shares of which 6.0 million shares can be issued as full value awards. The 2008 Plan replaced the 2004 Equity Incentive Plan.

Critical Accounting Policies

The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our analysis, we determined that no long-lived asset impairment charges were required in the three month periods ended May 3, 2008 and May 5, 2007.

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

SFAS No. 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and to recognize stock-based compensation expense. All stock-based compensation awards are expensed over the service or performance periods of the awards.

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

New Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands required disclosures about fair value measurements. The adoption of SFAS No. 157 as of February 3, 2008 did not have a material impact on our operating results or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The adoption of SFAS No. 159 as of February 3, 2008 did not have a material impact on our operating results or financial position.

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

Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. As a result, our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from these forward-looking statements and our expectations and projections. Refer to Part II, Item 1A in this quarterly report on Form 10-Q for a more complete discussion of risk factors for Ross and dd’s DISCOUNTS. The factors underlying our forecasts are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time. We disclaim any obligation to update or revise these forward-looking statements.

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our annual report on Form 10-K for 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of May 3, 2008.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore affected by changes in market interest rates. As of May 3, 2008, we had no borrowings outstanding under our revolving credit facilities.

In addition, we issued notes to institutional investors in two series: Series A for $85.0 million accrues interest at 6.38% and Series B for $65.0 million accrues interest at 6.53%. The amount outstanding under these notes as of May 3, 2008 is $150.0 million.

Interest is receivable on our short and long-term investments. Changes in interest rates may impact the fair value of the Company’s investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of the Company’s short and long-term investments as of and for the three month period ended May 3, 2008. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The matters under the caption “Provision for litigation expense and other legal proceedings” in Note A of Notes to Interim Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our quarterly report on Form 10-Q for our first fiscal quarter of 2008, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

We are subject to the economic and industry risks that affect large retailers operating in the United States.

Our business is exposed to the risks of a large, multi-store retailer, which must continually and efficiently obtain and distribute a supply of fresh merchandise throughout a large and growing network of stores. These risk factors include:

  An increase in the level of competitive pressures in the retail apparel or home-related merchandise industry.
  Potential changes in the level of consumer spending on or preferences for apparel or home-related merchandise, including the potential impact from uncertainty in mortgage credit markets and higher gas and commodity prices.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the first quarter of 2008 is as follows:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares (or units)	value) of shares (or
	number of	Average	purchased as part	units) that may yet be
	shares (or	price paid	of publicly	purchased under the
	units)	per share	announced plans or	plans or programs
Period	purchased[1]	(or unit)	programs	($000)
February
(2/3/2008-3/1/2008)	911,842	$ 28.21	870,154	$ 275,000
March
(3/2/2008-4/5/2008)	922,561	$ 29.59	886,602	$ 249,000
April
(4/6/2008-5/3/2008)	800,236	$ 33.37	788,025	$ 223,000
Total	2,634,639	$ 30.26	2,544,781	$ 223,000

1 We acquired 89,858 shares during the quarter ended May 3, 2008 related to income tax withholdings for restricted stock. All remaining shares were repurchased under the two-year $600.0 million stock repurchase program we publicly announced in January 2008.

Item 6. Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date: June 11, 2008	By:	/s/ J. Call
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

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Seventh Amendment to the Independent Contractor Consultancy Agreement executed March 2008 between Norman A. Ferber and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 10, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.