Form 10-Q
period 2008-08-02
ROSS STORES INC
filed 2008-09-10
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on August 21, 2008 was 131,531,262.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
($000, except per share data, unaudited)	2008	2007	2008	2007
Sales	$1,640,412	$1,444,632	$3,196,740	$2,855,173

Costs and expenses
Cost of goods sold	1,255,222	1,131,286	2,436,779	2,202,564
Selling, general and administrative	268,839	229,326	516,511	459,529
Interest (income) expense, net	(1,052)	65	(2,673)	(1,326)
Total costs and expenses	1,523,009	1,360,677	2,950,617	2,660,767

Earnings before taxes	117,403	83,955	246,123	194,406
Provision for taxes on earnings	46,104	33,092	95,339	76,499
Net earnings	$71,299	$50,863	$150,784	$117,907

Earnings per share
Basic	$0.55	$0.37	$1.15	$0.86
Diluted	$0.54	$0.37	$1.13	$0.85

Weighted average shares outstanding (000)
Basic	130,110	136,052	130,714	136,569
Diluted	132,433	138,280	132,914	138,992

Dividends per share
Cash dividends declared per share	$0.10	$0.08	$0.10	$0.08

Stores open at end of period	943	862	943	862

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
	August 2,	February 2,	August 4,
($000, unaudited)	2008	2008	2007
Assets

Current Assets
Cash and cash equivalents	$309,554	$257,580	$132,808
Short-term investments	2,821	6,098	31,263
Accounts receivable	49,423	37,468	42,071
Merchandise inventory	1,018,726	1,025,295	1,070,376
Prepaid expenses and other	63,223	51,921	70,396
Deferred income taxes	20,883	19,639	30,942
Total current assets	1,464,630	1,398,001	1,377,856

Property and Equipment
Land and buildings	162,972	140,725	143,513
Fixtures and equipment	985,394	941,795	900,922
Leasehold improvements	493,769	482,904	435,732
Construction-in-progress	105,488	88,900	35,040
	1,747,623	1,654,324	1,515,207
Less accumulated depreciation and amortization	841,090	786,009	724,909
Property and equipment, net	906,533	868,315	790,298

Long-term investments	44,176	40,766	32,476
Other long-term assets	63,078	64,240	68,249
Total assets	$2,478,417	$2,371,322	$2,268,879

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$682,565	$637,158	$598,953
Accrued expenses and other	234,423	217,923	206,351
Accrued payroll and benefits	153,077	133,706	125,485
Income taxes payable	-	21,818	-
Total current liabilities	1,070,065	1,010,605	930,789

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	168,814	161,169	169,045
Deferred income taxes	83,418	78,899	81,997

Commitments and contingencies

Stockholders’ Equity
Common stock	1,316	1,341	1,373
Additional paid-in capital	617,740	577,787	567,053
Treasury stock	(28,817)	(25,910)	(24,941)
Accumulated other comprehensive (loss) income	(477)	1,340	(108)
Retained earnings	416,358	416,091	393,671
Total stockholders’ equity	1,006,120	970,649	937,048
Total liabilities and stockholders’ equity	$2,478,417	$2,371,322	$2,268,879

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
	Six Months Ended
	August 2,	August 4,
($000, unaudited)	2008	2007
Cash Flows From Operating Activities
Net earnings	$150,784	$117,907
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	64,131	58,006
Stock-based compensation	11,330	13,049
Deferred income taxes	3,275	(18,905)
Tax benefit from equity issuance	6,608	5,505
Excess tax benefits from stock-based compensation	(4,714)	(4,533)
Change in assets and liabilities:
Merchandise inventory	6,569	(18,647)
Other current assets	(23,257)	(38,117)
Accounts payable	58,145	(88,665)
Other current liabilities	23,200	(46,917)
Other long-term, net	10,485	28,965
Net cash provided by operating activities	306,556	7,648

Cash Flows From Investing Activities
Additions to property and equipment	(113,472)	(107,285)
Proceeds from sales of property and equipment	117	-
Purchases of investments	(50,021)	(46,918)
Proceeds from investments	48,071	19,618
Net cash used in investing activities	(115,305)	(134,585)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	36,470	11,861
Excess tax benefits from stock-based compensation	4,714	4,533
Treasury stock purchased	(2,907)	(2,919)
Repurchase of common stock	(152,631)	(100,578)
Dividends paid	(24,923)	(20,540)
Net cash used in financing activities	(139,277)	(107,643)
Net increase (decrease) in cash and cash equivalents	51,974	(234,580)

Cash and cash equivalents:
Beginning of period	257,580	367,388
End of period	$309,554	$132,808

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$109,099	$119,628

Non-Cash Investing Activities
Change in fair value of investment securities – unrealized (loss) gain	$(1,817)	$55

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 2, 2008 and August 4, 2007
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of August 2, 2008 and August 4, 2007, the results of operations for the three and six months ended August 2, 2008 and August 4, 2007, and cash flows for the six months ended August 2, 2008 and August 4, 2007. The Condensed Consolidated Balance Sheet as of February 2, 2008, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 2, 2008. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

The results of operations for the three and six-month periods ended August 2, 2008 and August 4, 2007 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Total comprehensive income. The components of total comprehensive income for the three and six-month periods ended August 2, 2008 and August 4, 2007 are as follows (in $000):

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net income	$71,299	$50,863	$150,784	$117,907
Unrealized (loss) gain on investments, net of taxes	(278)	(105)	(1,113)	33
Total comprehensive income	$71,021	$50,758	$149,671	$117,940

Taxes on earnings. Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (SFAS 109) requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in tax laws or tax rates.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS 109 effective February 4, 2007. FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement standard for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements.

Stock-based compensation. The Company accounts for stock-based compensation in accordance with SFAS 123(R), “Share-Based Payment,” which requires recognition of compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. See Note B for more information on the Company’s stock-based compensation plans.

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect actual dividends paid during the periods shown. Dividends per share reported in the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January and May of 2008, the Company’s Board of Directors declared a quarterly cash dividend of $.095 per common share that was paid in March and July 2008, respectively. In January, May, August, and November 2007, the Company’s Board of Directors declared quarterly cash dividends of $.075 per common share, paid in March 2007, July 2007, October 2007, and January 2008, respectively.

In August 2008, the Company’s Board of Directors declared a cash dividend of $.095 per common share, payable on October 1, 2008.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigations involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to assistant store managers at Company stores under federal and state law, remain pending as of August 2, 2008.

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

Note B: Stock-Based Compensation

Stock options and restricted stock. On May 22, 2008, the Company’s stockholders approved the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 8.3 million shares of the Company’s common stock, of which 6.0 million shares can be issued as full value awards. The 2008 Plan replaced the 2004 Equity Incentive Plan. The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards.

Restricted stock. The Company grants restricted shares to directors, officers and key employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period of generally three to five years. During the six-month period ended August 2, 2008, restricted stock awards totaling 495,000 shares were issued and restricted stock awards totaling 13,000 shares were forfeited. The aggregate unamortized compensation expense at August 2, 2008 was $35.0 million. During the period, shares purchased by the Company for tax withholding totaled approximately 100,000 shares and are considered treasury shares which are available for reissuance. As of August 2, 2008, shares subject to repurchase related to unvested restricted stock totaled 2.2 million shares.

Performance shares. Beginning in fiscal 2007, the Company initiated a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. For the six month periods ended August 2, 2008 and August 4, 2007, the Company recognized $0.8 million and $0.3 million, respectively, of expense related to performance share awards.

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

Stock-based compensation. For the three and six-month periods ended August 2, 2008 and August 4, 2007, the Company recognized stock-based compensation expense as follows (in $000):

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Stock Options and ESPP	$1,380	$2,496	$2,622	$4,909
Restricted stock and performance shares	4,754	4,183	8,708	8,140
Total	$6,134	$6,679	$11,330	$13,049

The determination of the fair value of stock options using the Black-Scholes model is affected by the Company’s stock price as well as assumptions as to the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate, and expected dividends.

No stock options were granted during the three and six months ended August 2, 2008. Beginning in 2008, the Company no longer offers a lookback option in determining the purchase price for shares purchased under the ESPP. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

The fair value of stock option grants and ESPP purchase rights granted for the respective periods ended August 4, 2007 were estimated using the following assumptions:

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
Stock Options	2008	2007	2008	2007
Expected life from grant date (years)	--	3.8	--	3.9
Expected volatility	--	27.7%	--	28.4%
Risk-free interest rate	--	4.7%	--	4.7%
Dividend yield	--	1.0%	--	0.9%

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
Employee Stock Purchase Plan	2008	2007	2008	2007
Expected life from grant date (years)	--	0.5	--	1.0
Expected volatility	--	21.2%	--	26.4%
Risk-free interest rate	--	5.0%	--	5.0%
Dividend yield	--	0.9%	--	0.9%

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the periods ended August 2, 2008 and August 4, 2007 is classified as follows (in $000):

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
Statements of Earnings Classification	2008	2007	2008	2007
Cost of goods sold	$2,721	$2,730	$4,782	$5,579
Selling, general and administrative	3,413	3,949	6,548	7,470
Total	$6,134	$6,679	$11,330	$13,049

All stock-based compensation awards are expensed over the service or performance periods of the awards. The weighted average fair values per share of stock options granted for the three and six-month periods ended August 4, 2007, were $8.50 and $9.18, respectively. The weighted average fair value per share of employee stock purchase awards for the three and six-month periods ended August 4, 2007, were $6.62 and $8.02, respectively.

Stock option activity. The following table summarizes stock option activity for the six months ended August 2, 2008:

			Weighted
		Weighted	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at February 2, 2008	6,619	$24.25
Granted	--	$--
Exercised	(1,621)	$20.91
Forfeited	(85)	$26.92

Outstanding at August 2, 2008	4,913	$25.30	5.84	$61,165
Vested or Expected to Vest at August 2, 2008	4,819	$25.18	5.80	$60,586
Exercisable at August 2, 2008	3,722	$23.52	5.20	$52,945

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of August 2, 2008 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number of	Remaining	Exercise	Number of	Exercise
Exercise price range			shares	life	price	shares	price
$7.19	to	$19.02	999	2.62	$13.73	999	$13.73
19.13	to	27.54	1,032	5.71	24.36	911	24.21
27.55	to	28.61	1,573	6.73	28.20	1,112	28.14
28.62	to	32.85	785	6.43	29.41	700	29.27
34.37	to	34.37	524	8.64	34.37	-	-
$7.19	to	$34.37	4,913	5.84	$25.30	3,722	$23.52

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

For the three and six month periods ended August 2, 2008, there were approximately 572,500 and 587,300 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented. For the three and six month periods ended August 4, 2007, there were approximately 810,000 and 554,200 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
		Effect of Dilutive			Effect of Dilutive
	Basic	Common Stock	Diluted	Basic	Common Stock	Diluted
	EPS	Equivalents	EPS	EPS	Equivalents	EPS
August 2, 2008
Shares	130,110	2,323	132,433	130,714	2,200	132,914
Amount	$0.55	$(0.01)	$0.54	$1.15	$(0.02)	$1.13

August 4, 2007
Shares	136,052	2,228	138,280	136,569	2,423	138,992
Amount	$0.37	$0.00	$0.37	$0.86	$(0.01)	$0.85

Note D: Debt and Revolving Credit

The Company has a $600.0 million revolving credit facility with an expiration date of July 2011 and interest pricing at LIBOR plus 45 basis points. There were no borrowings on this facility as of August 2, 2008, February 2, 2008, and August 4, 2007.

In October 2006, the Company entered into a Note Purchase Agreement with various institutional investors for $150 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The series A notes, issued for an aggregate of $85.0 million, are due in December 2018, and bear interest at a rate of 6.38%. The series B notes, issued for an aggregate of $65.0 million, are due in December 2021, and bear interest at a rate of 6.53%. The fair value of these notes as of August 2, 2008 of approximately $150.0 million is estimated by obtaining market quotes. Borrowings under these notes are subject to certain operating and financial covenants, including maintaining certain interest coverage and leverage ratios. As of August 2, 2008, the Company was in compliance with these covenants.

Note E: Income Taxes

Effective February 4, 2007, the Company adopted the provisions of FIN 48 which prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements. As a result, upon adoption of FIN 48, the Company established a $26.3 million reserve for unrecognized tax benefits, inclusive of $6.0 million of related interest. The reserve was classified as a long-term liability and included in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet. Upon adoption of FIN 48, the Company also recognized a reduction in retained earnings of $7.4 million and certain other deferred income tax assets and liabilities were reclassified.

As of August 2, 2008, the reserve for unrecognized tax benefits is $24.6 million inclusive of $6.7 million of related interest. The Company accounts for interest related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $17.8 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Note F: Fair Value Measurements

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS 157 as of February 3, 2008. The adoption of SFAS 157 did not materially impact the Company’s operating results or financial position.

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

The amortized cost and fair value of the Company’s available-for-sale securities as of August 2, 2008 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$1,900	$-	$-	$1,900	$-	$1,900
Asset-backed securities	1,272	8	(41)	1,239	681	558
Corporate securities	15,309	18	(666)	14,661	1,138	13,523
U.S. Government and agency securities	20,036	589	(91)	20,534	1,002	19,532
Mortgage-backed securities	8,956	92	(385)	8,663	-	8,663
Total	$47,473	$707	$(1,183)	$46,997	$2,821	$44,176

The auction rate securities held by the Company at August 2, 2008, totaling $1.9 million, were in securities collateralized by student loan portfolios, which are guaranteed by the United States government. Since the Company believes the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these as long-term investments on the unaudited Condensed Consolidated Balance Sheet at August 2, 2008. If the Company determines that the current decline in fair value is other than temporary, it would record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at August 2, 2008, were as follows:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	August 2,	Assets	Inputs	Inputs
($000)	2008	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$1,900	$-	$-	$1,900
Asset-backed securities	1,239	-	1,239	-
Corporate securities	14,661	-	14,661	-
U.S. Government and agency securities	20,534	20,534	-	-
Mortgage-backed securities	8,663	-	8,663	-
Total assets measured at fair value	$46,997	$20,534	$24,563	$1,900

The Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) effective February 3, 2008. SFAS 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The adoption of SFAS 159 did not materially impact the Company’s operating results or financial position.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of August 2, 2008 and August 4, 2007, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended August 2, 2008 and August 4, 2007, and cash flows for the six-month periods ended August 2, 2008 and August 4, 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
September 9, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2007. All information is based on our fiscal calendar.

Overview

We are the second largest off-price apparel and home goods retailer in the United States. As of August 2, 2008, we operated 888 Ross Dress for Less (“Ross”) stores in 27 states and Guam, and 55 dd’s DISCOUNTS stores in four states. Ross offers first-quality, in-season, name-brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name-brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Our primary objective is to pursue and refine our existing off-price strategies to drive gains in profitability and improved financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry. Total aggregate sales for the five largest off-price retailers in the United States grew 6% during 2007 on top of an 8% increase in 2006. We believe this solid growth reflects the ongoing importance of value to consumers. Our strategies are designed to take advantage of the expanding market share of the off-price retail industry as well as continued customer demand for name-brand fashions for the family and home at compelling everyday discounts.

Results of Operations

The following table summarizes the financial results for the three and six-month periods ended August 2, 2008 and August 4, 2007:

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Sales
Sales (millions)	$1,640	$1,445	$3,197	$2,855
Sales growth	13.6%	10.4%	12.0%	9.8%
Comparable store sales growth	6%	2%	5%	1%

Costs and expenses (as a percent of sales)
Cost of goods sold	76.5%	78.3%	76.2%	77.1%
Selling, general and administrative	16.4%	15.9%	16.2%	16.1%
Interest (income) expense, net	(0.1)%	0.0%	(0.1)%	(0.1)%

Earnings before taxes	7.2%	5.8%	7.7%	6.8%

Net earnings	4.3%	3.5%	4.7%	4.1%

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

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Stores at the beginning of the period	918	830	890	797
Stores opened in the period	26	33	54	66
Stores closed in the period	(1)	(1)	(1)	(1)
Stores at the end of the period	943	862	943	862

Sales. Sales for the three months ended August 2, 2008 increased $195.8 million, or 13.6%, compared to the three months ended August 4, 2007 due to the addition of 81 net new stores opened between August 4, 2007 and August 2, 2008, and a 6% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months) for the three months ended August 2, 2008. Sales for the six months ended August 2, 2008 increased $341.6 million or 12.0%, compared to the same period in the prior year, primarily due to the impact of the 81 net new stores opened between August 4, 2007 and August 2, 2008, and a 5% increase in sales from comparable stores.

Our sales mix for Ross is shown below for the three and six-month periods ended August 2, 2008 and August 4, 2007:

	Three Months Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Ladies	34%	34%	34%	35%
Home accents and bed and bath	22%	22%	22%	21%
Men’s	14%	15%	14%	15%
Fine jewelry, accessories, lingerie and fragrances	11%	11%	11%	11%
Shoes	11%	10%	11%	10%
Children’s	8%	8%	8%	8%
Total	100%	100%	100%	100%

We expect to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and six-month periods ended August 2, 2008, we cannot be sure that they will result in a continuation of sales growth or an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three months ended August 2, 2008 increased $123.9 million compared to the same period in the prior year mainly due to increased sales from the opening of 81 net new stores between August 4, 2007 and August 2, 2008, and a 6% increase in sales from comparable stores for the three months ended August 2, 2008.

Cost of goods sold as a percentage of sales for the three months ended August 2, 2008 decreased approximately 180 basis points from the same period in the prior year. This decrease was driven primarily by a 185 basis point increase in merchandise gross margin and a 60 basis point improvement in distribution costs. These favorable results were partially offset by a 50 basis point increase in incentive plan costs, and a 15 basis point increase in freight expense.

Cost of goods sold for the six months ended August 2, 2008 increased $234.2 million compared to the same period in the prior year mainly due to increased sales from opening 81 net new stores between August 4, 2007 and August 2, 2008, and a 5% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for the six months ended August 2, 2008 decreased approximately 90 basis points compared with the same period in the prior year. This decrease was the result of a 100 basis point increase in merchandise gross margin and a 30 basis point decline in distribution costs. These favorable trends were partially offset by a 30 basis point increase in incentive plan costs, and a 10 basis point increase in freight costs.

We cannot be sure that the gross profit margins realized for the three and six-month periods ended August 2, 2008 will continue in the future.

Selling, general and administrative expenses. For the three months ended August 2, 2008, selling, general and administrative expenses increased $39.5 million compared to the same period in the prior year, mainly due to increased aggregate store operating costs reflecting the opening of 81 net new stores between August 4, 2007 and August 2, 2008.

Selling, general and administrative expenses as a percentage of sales for the three months ended August 2, 2008 grew by approximately 50 basis points compared to the same period in the prior year. This increase was primarily due to higher general and administrative expenses which were impacted by a combination of higher accrued incentive plan costs and the prior year comparison. The second quarter of 2007 benefited by about 25 basis points from insurance proceeds and lower legal settlement costs.

For the six months ended August 2, 2008, selling, general and administrative expenses increased $57.0 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 81 net new stores between August 4, 2007 and August 2, 2008.

Selling, general and administrative expenses as a percentage of sales for the six months ended August 2, 2008 increased by approximately 10 basis points from the same period in the prior year. This was mainly the result of a 10 basis point increase in store operating costs.

Taxes on earnings. Our effective tax rate for the three and six-month periods ended August 2, 2008 and August 4, 2007 was approximately 39% which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits. We anticipate that our effective tax rate for fiscal 2008 will be approximately 38% to 39%.

Earnings per share. Diluted earnings per share for the three months ended August 2, 2008 were $0.54 compared to $0.37 in the prior year period. The 46% increase in diluted earnings per share is attributable to a 40% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding primarily due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share for the six months ended August 2, 2008 were $1.13 compared to $0.85 in the prior year period. The 33% increase in diluted earnings per share is attributable to a 28% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding primarily due to the repurchase of common stock under our stock repurchase program.

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

	Six Months Ended
	August 2,	August 4,
($000)	2008	2007
Cash flows provided by operating activities	$306,556	$7,648
Cash flows used in investing activities	(115,305)	(134,585)
Cash flows used in financing activities	(139,277)	(107,643)
Net increase (decrease) in cash and cash equivalents	$51,974	$(234,580)

Operating Activities

Net cash provided by operating activities was $306.6 million for the six months ended August 2, 2008 compared to $7.6 million for the six months ended August 4, 2007. The primary sources of cash from operations for the six months ended August 2, 2008 and August 4, 2007 were net earnings plus non-cash depreciation and amortization charges, and stock-based compensation expense. The increase in cash flow from operating activities for the six months ended August 2, 2008 primarily resulted from an increase in accounts payable mainly due to the timing of payments and receipts and faster inventory turns. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 62% as of February 2, 2008 and increased to 67% as of August 2, 2008. The decrease in cash flows from operations for the six months ended August 4, 2007 was primarily due to a decline in accounts payable from the higher than normal level at February 3, 2007, which was mainly due to the timing of payments and receipts associated with the 53rd week in fiscal 2006.

Working capital (defined as current assets less current liabilities) was $394.6 million as of August 2, 2008, compared to $447.1 million as of August 4, 2007. Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the six-month periods ended August 2, 2008 and August 4, 2007, our capital expenditures (excluding leased equipment) were approximately $113.5 million and $107.3 million, respectively. Our capital expenditures included fixtures and leasehold improvements to open new stores, implement information technology systems, build distribution centers and install material handling equipment and related distribution center systems, and various other expenditures related to our stores, buying and corporate offices. We opened 54 and 66 new stores on a gross basis during the six months ended August 2, 2008 and August 4, 2007, respectively.

In addition, for the six months ended August 2, 2008 and August 4, 2007, we purchased investments of $50.0 million and $46.9 million, respectively, and sold investments of $48.1 million and $19.6 million, respectively.

We are forecasting approximately $240 million in capital requirements in fiscal year 2008 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation, or upgrade of existing stores, for investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with cash flows from operations and existing credit facilities.

Financing Activities

During the six-month periods ended August 2, 2008 and August 4, 2007, our liquidity and capital requirements were provided by available cash and investment balances, cash flows from operations and trade credit. Our buying offices, our corporate headquarters, one entire distribution center, one trailer parking lot, portions of two other distribution centers, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own three distribution centers in Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina.

Under our $600.0 million two-year stock repurchase program announced in January 2008, we repurchased 4.6 million shares of common stock for an aggregate purchase price of approximately $152.6 million during the six-month period ended August 2, 2008. We repurchased 3.1 million shares of common stock for approximately $100.6 million during the six month period ended August 4, 2007.

For the six-month periods ended August 2, 2008 and August 4, 2007, dividends paid were $24.9 million and $20.5 million, respectively.

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

Contractual Obligations

The table below presents our significant contractual obligations as of August 2, 2008:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	Year	Years	Years	Years	Total[1]
Senior notes	$--	$--	$--	$150,000	$150,000
Interest payment obligations	9,667	19,335	19,335	64,696	113,033
Operating leases:
Rent obligations	317,216	596,103	466,554	476,838	1,856,711
Synthetic leases	8,207	8,479	8,182	--	24,868
Other synthetic lease obligations	4,035	2,057	--	56,000	62,092
Purchase obligations	1,043,017	13,498	--	--	1,056,515
Total contractual obligations	$1,382,142	$639,472	$494,071	$747,534	$3,263,219

1 Pursuant to FIN 48, a $24.6 million reserve for unrecognized tax benefits is included in other long-term liabilities on our condensed consolidated balance sheet. These obligations are excluded from the schedule above as the timing of payments cannot be reasonably estimated.

Senior notes. We have a Note Purchase Agreement with various institutional investors for $150.0 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The Series A notes, issued for an aggregate of $85.0 million, are due in December 2018, and bear interest at a rate of 6.38%. The Series B notes, issued for an aggregate of $65.0 million, are due in December 2021, and bear interest at a rate of 6.53%. Interest on these notes is included in interest payment obligations in the table above.

Borrowings under these notes are subject to certain operating and financial covenants, including maintaining certain interest coverage and leverage ratios. As of August 2, 2008, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We lease buying offices, our corporate headquarters, one entire distribution center, one trailer parking lot, portions of two other distribution centers, and all but two of our store locations. Except for certain leasehold improvements and equipment, these leased premises do not represent long-term capital investments.

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

We lease approximately 161,000 and 15,000 square feet of office space for our New York and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2015 and 2011, respectively. The lease term for the New York office contains a renewal provision.

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

In November 2001 we entered into a nine-year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse in Carlisle, Pennsylvania. In June 2006, we entered into a two-year lease extension with one one-year option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2009. In March 2008, we amended the term of this lease to February 2010 and obtained three three-year renewal options. In August 2007, we entered into a five-year lease, with an option to purchase a 423,000 square foot warehouse also in Fort Mill, South Carolina. In March 2008, we exercised our option to purchase this warehouse for $18.8 million and in June 2008 we completed our purchase of this warehouse. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel of land that has been developed for trailer parking adjacent to our Perris distribution center.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of August 2, 2008, we were in compliance with these covenants.

Purchase obligations. As of August 2, 2008 we had purchase obligations of $1,056.5 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $986.4 million represent purchase obligations of less than one year as of August 2, 2008.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at August 2, 2008:

($000)	Amount of Commitment Expiration Per Period				Total
	Less than	1 - 3	3 – 5	After 5	amount
Commercial Credit Commitments	1 year	years	years	years	committed
Revolving credit facility	$--	$--	$600,000	$--	$600,000
Total commercial commitments	$--	$--	$600,000	$--	$600,000

Revolving credit facility. We have available a $600.0 million revolving credit facility with our banks, which contains a $300.0 million sublimit for issuances of standby letters of credit, of which $239.5 million was available at August 2, 2008. This facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios. As of August 2, 2008 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $60.5 million and $70.1 million in standby letters of credit outstanding at August 2, 2008 and August 4, 2007, respectively.

Trade letters of credit. We had $28.2 million and $22.1 million in trade letters of credit outstanding at August 2, 2008 and August 4, 2007, respectively.

Dividends. In August 2008, our Board of Directors declared a cash dividend of $.095 per common share, payable on October 1, 2008. Our Board of Directors declared quarterly cash dividends of $.095 per common share in January and May 2008 and $.075 per common share in January, May, August, and November of 2007.

2008 Equity Incentive Plan. On May 22, 2008, our stockholders approved the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 8.3 million shares of our common stock, of which 6.0 million shares can be issued as full value awards. The 2008 Plan replaced the 2004 Equity Incentive Plan. The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our analysis, we determined that no long-lived asset impairment charges were required for the six month periods ended August 2, 2008 and August 4, 2007.

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

Stock-based compensation. We account for stock-based compensation under the provisions of SFAS No. 123(R). The determination of the fair value of stock options using the Black-Scholes model, is affected by our stock price as well as assumptions as to our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate and expected dividends.

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

New Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands required disclosures about fair value measurements. The adoption of SFAS 157 as of February 3, 2008 did not materially impact our operating results or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) is effective for fiscal years beginning after November 15, 2007. SFAS 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The adoption of SFAS 159 as of February 3, 2008 did not materially impact our operating results or financial position.

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

Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. As a result, our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from these forward-looking statements and our expectations and projections. Refer to Part II, Item 1A in this quarterly report on Form 10-Q for a more complete discussion of risk factors. The factors underlying our forecasts are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time. We disclaim any obligation to update or revise these forward-looking statements.

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our annual report on Form 10-K for 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of August 2, 2008.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore affected by changes in market interest rates. As of August 2, 2008, we had no borrowings outstanding under our revolving credit facilities.

In addition, we issued notes to institutional investors in two series: Series A for $85.0 million accrues interest at 6.38% and Series B for $65.0 million accrues interest at 6.53%. The amount outstanding under these notes as of August 2, 2008 is $150.0 million.

Interest is receivable on our short and long-term investments. Changes in interest rates may impact the fair value of the Company’s investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of the Company’s short and long-term investments as of and for the three and six-month periods ended August 2, 2008. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our quarterly report on Form 10-Q for our second fiscal quarter of 2008, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the second quarter of 2008 is as follows:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares (or units)	value) of shares (or
	number of	Average	purchased as part	units) that may yet be
	shares (or	price paid	of publicly	purchased under the
	units)	per share	announced plans or	plans or programs
Period	purchased[1]	(or unit)	programs	($000)
May (5/4/2008-5/31/2008)	438,047	$36.19	435,000	$207,000

June (6/1/2008-7/5/2008)	905,456	$36.92	904,050	$174,000

July (7/6/2008-8/2/2008)	692,187	$38.32	686,801	$147,000

Total	2,035,690	$37.24	2,025,851	$147,000

1 We acquired 9,839 shares during the quarter ended August 2, 2008 related to income tax withholdings for restricted stock. All remaining shares were repurchased under the two-year $600.0 million stock repurchase program we publicly announced in January 2008.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders, held on May 22, 2008 (the “2008 Annual Meeting”), the stockholders of the Company voted on and approved the following proposals:

Proposal 1: To elect three Class I directors (Stuart G. Moldaw, George P. Orban, and Donald H. Seiler) for a three-year term.

Proposal 2: To approve the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan

Proposal 3: To ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending January 31, 2009.

2008 Annual Meeting Election Results

PROPOSAL 1: ELECTION OF DIRECTORS

DIRECTOR	IN FAVOR	WITHHELD	TERM EXPIRES
Stuart G. Moldaw*	104,086,618	21,475,929	2011
George P. Orban	107,713,999	17,848,547	2011
Donald H. Seiler	108,014,364	17,548,182	2011

*Mr. Moldaw passed away subsequent to the election.

PROPOSAL 2: ADOPTION OF ROSS STORES, INC. 2008 EQUITY INCENTIVE PLAN

FOR	AGAINST	ABSTAIN
78,984,291	38,302,837	562,354

PROPOSAL 3: RATIFICATION OF THE APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS FOR THE FISCAL YEAR ENDING JANUARY 31, 2009

FOR	AGAINST	ABSTAIN
124,957,191	544,865	60,490

Item 6. Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date: September 10, 2008	By:	/s/ J. Call
John G. Call
Senior Vice President, Chief Financial Officer,
Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.2	Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 14, 2008.

10.3	Form of Nonemployee Director Equity Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.4	Form of Nonemployee Director Equity Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.5	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.4 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.6	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.5 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.7	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.6 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.8	Form of Notice of Grant of Stock Option and Stock Option Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.7 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 9, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.