Form 10-Q
period 2008-11-01
ROSS STORES INC
filed 2008-12-10
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on November 20, 2008 was 129,380,561.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
($000, except per share data, unaudited)	2008	2007	2008	2007
Sales	$1,555,287	$1,468,337	$4,752,027	$4,323,510

Costs and expenses
Cost of goods sold	1,198,451	1,150,754	3,635,230	3,353,318
Selling, general and administrative	262,534	238,847	779,045	698,376
Interest income, net	(15)	(12)	(2,688)	(1,338)
Total costs and expenses	1,460,970	1,389,589	4,411,587	4,050,356

Earnings before taxes	94,317	78,748	340,440	273,154
Provision for taxes on earnings	37,047	30,066	132,386	106,565
Net earnings	$57,270	$48,682	$208,054	$166,589

Earnings per share
Basic	$0.44	$0.36	$1.60	$1.23
Diluted	$0.44	$0.36	$1.57	$1.21

Weighted average shares outstanding (000)
Basic	128,930	134,429	130,119	135,856
Diluted	131,099	136,215	132,324	138,172

Dividends per share
Cash dividends declared per share	$0.10	$0.08	$0.19	$0.15

Stores open at end of period	963	893	963	893

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	November 1,	February 2,	November 3,
($000, unaudited)	2008	2008	2007
Assets

Current Assets
Cash and cash equivalents	$231,241	$257,580	$151,548
Short-term investments	2,833	6,098	6,177
Accounts receivable	47,104	37,468	47,515
Merchandise inventory	1,093,082	1,025,295	1,119,070
Prepaid expenses and other	62,591	51,921	57,392
Deferred income taxes	19,805	19,639	32,647
Total current assets	1,456,656	1,398,001	1,414,349

Property and Equipment
Land and buildings	169,938	140,725	155,763
Fixtures and equipment	1,043,370	941,795	921,026
Leasehold improvements	503,213	482,904	459,964
Construction-in-progress	87,176	88,900	45,224
	1,803,697	1,654,324	1,581,977
Less accumulated depreciation and amortization	871,806	786,009	753,490
Property and equipment, net	931,891	868,315	828,487

Long-term investments	39,072	40,766	32,827
Other long-term assets	55,020	64,240	67,979
Total assets	$2,482,639	$2,371,322	$2,343,642

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$686,401	$637,158	$654,341
Accrued expenses and other	243,509	217,923	223,892
Accrued payroll and benefits	168,845	133,706	134,671
Income taxes payable	-	21,818	-
Total current liabilities	1,098,755	1,010,605	1,012,904

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	162,134	161,169	170,214
Deferred income taxes	85,860	78,899	79,621

Commitments and contingencies

Stockholders’ Equity
Common stock	1,296	1,341	1,354
Additional paid-in capital	626,076	577,787	568,766
Treasury stock	(29,470)	(25,910)	(25,660)
Accumulated other comprehensive (loss) income	(2,729)	1,340	408
Retained earnings	390,717	416,091	386,035
Total stockholders’ equity	985,890	970,649	930,903
Total liabilities and stockholders’ equity	$2,482,639	$2,371,322	$2,343,642

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	November 1,	November 3,
($000, unaudited)	2008	2007
Cash Flows From Operating Activities
Net earnings	$208,054	$166,589
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	100,919	89,746
Stock-based compensation	17,156	19,535
Deferred income taxes	6,795	(22,987)
Tax benefit from equity issuance	8,105	5,601
Excess tax benefits from stock-based compensation	(5,850)	(4,697)
Change in assets and liabilities:
Merchandise inventory	(67,787)	(67,341)
Other current assets	(19,272)	(30,557)
Accounts payable	61,982	(33,277)
Other current liabilities	48,646	(19,933)
Other long-term, net	10,085	29,726
Net cash provided by operating activities	368,833	132,405

Cash Flows From Investing Activities
Additions to property and equipment	(175,468)	(176,790)
Proceeds from sales of property and equipment	117	-
Purchases of investments	(32,942)	(63,213)
Proceeds from investments	33,833	61,162
Net cash used in investing activities	(174,460)	(178,841)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	45,599	12,789
Excess tax benefits from stock-based compensation	5,850	4,697
Treasury stock purchased	(3,560)	(3,638)
Repurchase of common stock	(231,404)	(152,598)
Dividends paid	(37,197)	(30,654)
Net cash used in financing activities	(220,712)	(169,404)

Net decrease in cash and cash equivalents	(26,339)	(215,840)

Cash and cash equivalents:
Beginning of period	257,580	367,388
End of period	$231,241	$151,548

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$139,215	$142,767

Non-Cash Investing Activities
Change in fair value of investment securities – unrealized	$(4,069)	$570
(loss) gain

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 1, 2008 and November 3, 2007
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of November 1, 2008 and November 3, 2007, the results of operations for the three and nine month periods ended November 1, 2008 and November 3, 2007, and cash flows for the nine month periods ended November 1, 2008 and November 3, 2007. The Condensed Consolidated Balance Sheet as of February 2, 2008, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended November 1, 2008 and November 3, 2007 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Total comprehensive income. The components of total comprehensive income for the three and nine month periods ended November 1, 2008 and November 3, 2007 are as follows (in $000):

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net income	$57,270	$48,682	$208,054	$166,589
Unrealized (loss) gain on investments, net of taxes	(1,367)	318	(2,487)	348
Total comprehensive income	$55,903	$49,000	$205,567	$166,937

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

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect actual dividends paid during the periods shown. Dividends per share reported in the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January, May, and August of 2008, the Company’s Board of Directors declared a quarterly cash dividend of $.095 per common share that was paid in March, July, and October 2008, respectively. In January, May, August, and November 2007, the Company’s Board of Directors declared quarterly cash dividends of $.075 per common share, paid in March, July, and October 2007, and in January 2008, respectively.

In November 2008, the Company’s Board of Directors declared a cash dividend of $.095 per common share, payable on January 2, 2009.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to assistant store managers at Company stores under federal and state law, remain pending as of November 1, 2008.

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

Restricted stock. The Company grants restricted shares to directors, officers and key employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period of generally three to five years. During the nine month period ended November 1, 2008, restricted stock awards totaling 564,000 shares were issued and restricted stock awards totaling 32,000 shares were forfeited. The aggregate unamortized compensation expense at November 1, 2008 was $32.9 million. During the period, shares purchased by the Company for tax withholding totaled approximately 118,000 shares and are considered treasury shares which are available for reissuance. As of November 1, 2008, shares subject to repurchase related to unvested restricted stock totaled 2.0 million shares.

Performance shares. Beginning in fiscal 2007, the Company initiated a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. For the nine month periods ended November 1, 2008 and November 3, 2007, the Company recognized $1.0 million and $0.5 million, respectively, of expense related to performance share awards.

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

Stock-based compensation. For the three and nine month periods ended November 1, 2008 and November 3, 2007, the Company recognized stock-based compensation expense as follows (in $000):

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Stock Options and ESPP	$1,393	$2,369	$4,015	$7,279
Restricted stock and performance shares	4,433	4,117	13,141	12,256
Total	$5,826	$6,486	$17,156	$19,535

The determination of the fair value of stock options using the Black-Scholes model is affected by the Company’s stock price as well as assumptions as to the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate, and expected dividends.

No stock options were granted during the three and nine month periods ended November 1, 2008. Beginning in 2008, the Company no longer offers a lookback option in determining the purchase price for shares purchased under the ESPP. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

The fair value of stock option grants and ESPP purchase rights granted in the periods ended November 3, 2007 were estimated using the following assumptions:

	Three Months Ended		Nine Months Ended
Stock Options	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Expected life from grant date (years)	--	--	--	3.9
Expected volatility	--	--	--	28.4%
Risk-free interest rate	--	--	--	4.7%
Dividend yield	--	--	--	0.9%

	Three Months Ended		Nine Months Ended
Employee Stock Purchase Plan	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Expected life from grant date (years)	--	0.5	--	1.0
Expected volatility	--	21.2%	--	26.4%
Risk-free interest rate	--	5.0%	--	5.0%
Dividend yield	--	0.9%	--	0.9%

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the periods ended November 1, 2008 and November 3, 2007 is classified as follows (in $000):

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Cost of goods sold	$2,693	$2,695	$7,475	$8,274
Selling, general and administrative	3,133	3,791	9,681	11,261
Total	$5,826	$6,486	$17,156	$19,535

All stock-based compensation awards are expensed over the service or performance periods of the awards. The weighted average fair values per share of stock options granted for the nine month period ended November 3, 2007, was $9.18. The weighted average fair value per share of employee stock purchase awards for the three and nine month periods ended November 3, 2007, was $8.02.

Stock option activity. The following table summarizes stock option activity for the nine months ended November 1, 2008:

			Weighted
		Weighted	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at February 2, 2008	6,619	$24.25
Granted	--	$--
Exercised	(1,930)	$21.57
Forfeited	(91)	$26.95

Outstanding at November 1, 2008	4,598	$25.32	5.59	$34,782
Vested or Expected to Vest at November 1, 2008	4,518	$25.19	5.55	$34,655
Exercisable at November 1, 2008	3,626	$23.67	5.01	$32,725

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of November 1, 2008 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number of	Remaining	Exercise	Number of	Exercise
Exercise price range			shares	life	price	shares	price
$7.19	to	$19.02	944	2.31	$13.60	944	$13.60
19.13	to	27.54	941	5.46	24.36	853	24.25
27.55	to	28.61	1,447	6.48	28.21	1,153	28.18
28.62	to	32.85	742	6.19	29.40	676	29.28
34.37	to	34.37	524	8.39	34.37	-	-
$7.19	to	$34.37	4,598	5.59	$25.32	3,626	$23.67

Note C: Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires earnings per share (EPS) to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested shares of both performance and non-performance based awards of restricted stock.

For the three and nine month periods ended November 1, 2008, there were approximately 544,700 and 594,300 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented. For the three and nine month periods ended November 3, 2007, there were approximately 4,242,700 and 822,500 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
		Effect of Dilutive			Effect of Dilutive
	Basic	Common Stock	Diluted	Basic	Common Stock	Diluted
	EPS	Equivalents	EPS	EPS	Equivalents	EPS
November 1, 2008
Shares	128,930	2,169	131,099	130,119	2,205	132,324
Amount	$0.44	$0.00	$0.44	$1.60	$(0.03)	$1.57

November 3, 2007
Shares	134,429	1,786	136,215	135,856	2,316	138,172
Amount	$0.36	$0.00	$0.36	$1.23	$(0.02)	$1.21

Note D: Debt and Revolving Credit

The Company has a $600.0 million revolving credit facility with an expiration date of July 2011 and interest pricing at LIBOR plus 45 basis points. There were no borrowings on this facility as of November 1, 2008, February 2, 2008, and November 3, 2007.

The Company has a Note Purchase Agreement with various institutional investors for $150 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The series A notes, issued for an aggregate of $85.0 million, are due in December 2018, and bear interest at a rate of 6.38%. The series B notes, issued for an aggregate of $65.0 million, are due in December 2021, and bear interest at a rate of 6.53%. The fair value of these notes as of November 1, 2008 of approximately $151 million is estimated by obtaining comparable market quotes. Borrowings under these notes and revolving credit are subject to certain operating and financial covenants, including maintaining certain interest coverage and leverage ratios. As of November 1, 2008, the Company was in compliance with these covenants.

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

As of November 1, 2008, the reserve for unrecognized tax benefits is $26.5 million inclusive of $8.1 million of related interest. The Company accounts for interest related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $19.7 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. As a result, the total amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by up to $2.7 million, net of federal tax benefits.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2005 through 2007. The Company’s state income tax returns are generally open to audit under various statutes of limitations for fiscal years 2004 through 2007. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect that the results of these audits will have a material impact on the Company’s consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays until February 1, 2009 the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis.

The amortized cost and fair value of the Company’s short and long-term investments as of November 1, 2008 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$1,100	$--	$--	$1,100	$--	$1,100
Asset-backed securities	1,272	2	(78)	1,196	674	522
Corporate securities	15,219	6	(1,861)	13,364	--	13,364
U.S. Government and agency
securities	17,834	186	(7)	18,013	702	17,311
Mortgage-backed securities	9,209	71	(1,048)	8,232	1,457	6,775
Total	$44,634	$265	$(2,994)	$41,905	$2,833	$39,072

If the Company determines that the current decline in fair value is other than temporary, it would record a charge to earnings as appropriate.

The Company’s assets that are measured at fair value on a recurring basis, and are therefore subject to the disclosure requirements of SFAS 157 at November 1, 2008, were as follows:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	November 1,	Assets	Inputs	Inputs
($000)	2008	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$1,100	$-	$-	$1,100
Asset-backed securities	1,196	-	1,196	-
Corporate securities	13,364	-	13,364	-
U.S. Government and agency securities	18,013	18,013	-	-
Mortgage-backed securities	8,232	-	8,232	-
Total assets measured at fair value	$41,905	$18,013	$22,792	$1,100

The underlying assets in the Company’s non-qualified deferred compensation program (included in Other Long Term Assets) primarily consist of money market, stable value, stock, and bond funds. The fair value measurements for these funds are quoted market prices in active markets (Level 1) and total $40.1 million as of November 1, 2008.

The Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) effective February 3, 2008. SFAS 159 establishes a fair value option wherein the Company can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The adoption of SFAS 159 did not materially impact the Company’s operating results or financial position.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of November 1, 2008 and November 3, 2007, and the related condensed consolidated statements of earnings for the three-month and nine month periods ended November 1, 2008 and November 3, 2007, and cash flows for the nine month periods ended November 1, 2008 and November 3, 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
December 9, 2008

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

Overview

We are the second largest off-price apparel and home goods retailer in the United States. As of November 1, 2008, we operated 906 Ross Dress for Less (“Ross”) stores in 27 states and Guam, and 57 dd’s DISCOUNTS stores in four states. Ross offers first-quality, in-season, name-brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name-brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

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

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended November 1, 2008 and November 3, 2007:

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Sales
Sales (millions)	$1,555	$1,468	$4,752	$4,324
Sales growth	5.9%	7.8%	9.9%	9.1%
Comparable store sales growth	0%	1%	3%	1%

Costs and expenses (as a percent of sales)
Cost of goods sold	77.1%	78.4%	76.5%	77.6%
Selling, general and administrative	16.9%	16.3%	16.4%	16.1%
Interest income, net	(0.0)%	(0.0)%	(0.1)%	(0.0)%

Earnings before taxes	6.0%	5.3%	7.2%	6.3%

Net earnings	3.7%	3.3%	4.4%	3.9%

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

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Stores at the beginning of the period	943	862	890	797
Stores opened in the period	23	32	77	98
Stores closed in the period	(3)	(1)	(4)	(2)
Stores at the end of the period	963	893	963	893

Sales. Sales for the three months ended November 1, 2008 increased $87 million, or 5.9%, compared to the three months ended November 3, 2007 due to the addition of 70 net new stores opened between November 3, 2007 and November 1, 2008. Sales from “comparable” stores (defined as stores that have been open for more than 14 complete months) for the three months ended November 1, 2008 were unchanged from the three months ended November 3, 2007. Sales for the nine months ended November 1, 2008 increased $428.5 million or 9.9%, over the same period in the prior year, primarily due to the impact of the 70 net new stores opened between November 3, 2007 and November 1, 2008, and a 3% increase in sales from comparable stores.

Our sales mix for Ross is shown below for the three and nine month periods ended November 1, 2008 and November 3, 2007:

	Three Months Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Ladies	32%	33%	33%	34%
Home accents and bed and bath	23%	22%	22%	22%
Men’s	13%	14%	14%	14%
Fine jewelry, accessories, lingerie and fragrances	12%	11%	11%	11%
Shoes	10%	10%	11%	9%
Children’s	10%	10%	9%	10%
Total	100%	100%	100%	100%

We expect to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended November 1, 2008, we cannot be sure that they will result in a continuation of sales growth or an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three months ended November 1, 2008 increased $47.7 million compared to the same period in the prior year mainly due to increased sales from the opening of 70 net new stores between November 3, 2007 and November 1, 2008.

Cost of goods sold as a percentage of sales for the three months ended November 1, 2008 decreased approximately 130 basis points from the same period in the prior year. This improvement was driven primarily by a 125 basis point increase in merchandise gross margin, which benefited from a 90 basis point increase in merchant margin and a 35 basis point decrease in inventory shortage. In addition, distribution costs declined by about 50 basis points during the period. These favorable results were partially offset by a 45 basis point increase in buying and incentive plan costs.

Cost of goods sold for the nine months ended November 1, 2008 increased $281.9 million compared to the same period in the prior year mainly due to increased sales from opening 70 net new stores between November 3, 2007 and November 1, 2008, and a 3% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for the nine months ended November 1, 2008 decreased approximately 105 basis points from the same period in the prior year. This improvement was the result of a 110 basis point increase in merchandise gross margin, which benefited from a 95 basis point increase in merchant margin and a 15 basis point decrease in shortage. In addition, distribution costs declined by about 40 basis points during the period. These favorable trends were partially offset by a 35 basis point increase in buying and incentive plan costs and a 10 basis point increase in freight costs.

We cannot be sure that the gross profit margins realized for the three and nine month periods ended November 1, 2008 will continue in the future.

Selling, general and administrative expenses. For the three months ended November 1, 2008, selling, general and administrative expenses increased $23.7 million compared to the same period in the prior year, mainly due to increased aggregate store operating costs reflecting the opening of 70 net new stores between November 3, 2007 and November 1, 2008.

Selling, general and administrative expenses as a percentage of sales for the three months ended November 1, 2008 grew by approximately 60 basis points over the same period in the prior year. This change was primarily driven by a 45 basis point increase in store operating expenses. In addition, the third quarter of 2007 benefited about 25 basis points from a construction-related settlement at one of our distribution facilities. These negative trends were partially offset by a 10 basis point improvement in general and administrative costs compared to the prior year.

For the nine months ended November 1, 2008, selling, general and administrative expenses increased $80.7 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 70 net new stores between November 3, 2007 and November 1, 2008.

Selling, general and administrative expenses as a percentage of sales for the nine months ended November 1, 2008 increased by approximately 25 basis points from the same period in the prior year driven mainly by store operating costs.

Taxes on earnings. Our effective tax rate for the three and nine month periods ended November 1, 2008 and November 3, 2007 was approximately 39% which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax audits. We anticipate that our effective tax rate for fiscal 2008 will be approximately 38% to 39%.

Earnings per share. Diluted earnings per share for the three months ended November 1, 2008 were $0.44 compared to $0.36 in the prior year period. The 22% increase in diluted earnings per share is attributable to an 18% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding primarily due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share for the nine months ended November 1, 2008 were $1.57 compared to $1.21 in the prior year period. The 30% increase in diluted earnings per share is attributable to a 25% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding primarily due to the repurchase of common stock under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, capital expenditures in connection with opening new stores, and investments in distribution centers, information systems and infrastructure. We also use cash to repurchase stock under our stock repurchase program and to pay dividends.

	Nine Months Ended
($000)	November 1,	November 3,
	2008	2007
Cash flows provided by operating activities	$368,833	$132,405

Cash flows used in investing activities	(174,460)	(178,841)

Cash flows used in financing activities	(220,712)	(169,404)

Net decrease in cash and cash equivalents	$(26,339)	$(215,840)

Operating Activities

Net cash provided by operating activities was $368.8 million for the nine months ended November 1, 2008 compared to $132.4 million for the nine months ended November 3, 2007. The primary sources of cash from operations for the nine months ended November 1, 2008 and November 3, 2007 were net earnings plus non-cash depreciation and amortization charges, and stock-based compensation expense. The increase in cash flow from operating activities for the nine months ended November 1, 2008 primarily resulted from an increase in accounts payable leverage as a result of faster inventory turns. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 62% as of February 2, 2008 and increased to 63% as of November 1, 2008.

Working capital (defined as current assets less current liabilities) was $357.9 million as of November 1, 2008, compared to $401.4 million as of November 3, 2007. Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the nine month periods ended November 1, 2008 and November 3, 2007, our capital expenditures were approximately $175.5 million and $176.8 million, respectively. Our capital expenditures included fixtures and leasehold improvements to open new stores, implement information technology systems, build distribution centers and install material handling equipment and related distribution center systems, and various other expenditures related to our stores, buying and corporate offices. We opened 77 and 98 new stores on a gross basis during the nine months ended November 1, 2008 and November 3, 2007, respectively.

In addition, for the nine months ended November 1, 2008 and November 3, 2007, we purchased investments of $32.9 million and $63.2 million, respectively, and sold investments of $33.8 million and $61.2 million, respectively.

In October 2008 we purchased 160 acres of land in South Carolina for $7.6 million.

We are forecasting approximately $225 million in capital requirements in fiscal year 2008 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation, or upgrade of existing stores, for investments in store and merchandising systems, distribution center land, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with cash flows from operations and existing credit facilities. Our $600 million credit facility remains intact and available as of November 1, 2008 and expires in July 2011.

Financing Activities

During the nine month periods ended November 1, 2008 and November 3, 2007, our liquidity and capital requirements were provided by available cash and investment balances, cash flows from operations and trade credit. Our buying offices, our corporate headquarters, one entire distribution center, one trailer parking lot, portions of two other distribution centers, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own three distribution centers which were located in Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina.

Under our $600.0 million two-year stock repurchase program announced in January 2008, we repurchased 7.0 million shares of common stock for an aggregate purchase price of approximately $231.4 million during the nine month period ended November 1, 2008. We repurchased 5.0 million shares of common stock for approximately $152.6 million during the nine month period ended November 3, 2007.

For the nine month periods ended November 1, 2008 and November 3, 2007, dividends paid were $37.2 million and $30.7 million, respectively.

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

Contractual Obligations

The table below presents our significant contractual obligations as of November 1, 2008:

($000)	Less
	than 1	1– 3	3– 5	After 5
Contractual Obligations	Year	Years	Years	Years	Total[1]
Senior notes	$--	$--	$--	$150,000	$150,000
Interest payment obligations	9,667	19,335	19,335	64,696	113,033
Capital leases	386	387	--	--	773
Operating leases:
Rent obligations	334,424	617,185	483,461	519,790	1,954,860
Synthetic leases	7,612	8,894	7,159	--	23,665
Other synthetic lease obligations	4,036	1,492	--	56,000	61,528
Purchase obligations	832,195	11,758	--	--	843,953
Total contractual obligations	$1,188,320	$659,051	$509,955	$790,486	$3,147,812

1 Pursuant to FIN 48, a $26.5 million reserve for unrecognized tax benefits is included in other long-term liabilities on our condensed consolidated balance sheet. These obligations are excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including maintaining certain interest coverage and leverage ratios. As of November 1, 2008, we were in compliance with these covenants.

Capital leases. The obligations under capital leases relate to distribution center equipment and have a term of two years.

Off-Balance Sheet Arrangements

Operating leases. We lease buying offices, our corporate headquarters, one entire distribution center, one trailer parking lot, portions of two other distribution centers, and all but two of our store locations. Except for certain leasehold improvements and equipment, these leased premises do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are two years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $5.5 million, at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2010 and 2014 and contain renewal provisions.

We lease approximately 161,000 square feet for our New York buying office and approximately 15,000 square feet for our Los Angeles buying office. The lease terms for these facilities expire in 2015 and 2011, respectively. The lease term for the New York office contains a renewal provision.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we have recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $2.2 million for the POS leases. These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets.

In November 2001 we entered into a nine year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse in Carlisle, Pennsylvania. In June 2006, we entered into a two-year lease extension with one one-year option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2009. In March 2008, we amended the term of this lease to February 2010 and obtained three three-year renewal options. In August 2007, we entered into a five-year lease, with an option to purchase a 423,000 square foot warehouse also in Fort Mill, South Carolina. In March 2008, we exercised our option to purchase this warehouse for $18.8 million and in June 2008 we completed our purchase of this warehouse. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel of land that has been developed for trailer parking adjacent to our Perris distribution center.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and leverage ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of November 1, 2008, we were in compliance with these covenants.

Purchase obligations. As of November 1, 2008 we had purchase obligations of $844.0 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $787.4 million represent purchase obligations of less than one year as of November 1, 2008.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at November 1, 2008:

($000)	Amount of Commitment Expiration Per Period				Total
	Less than	1 - 3	3 – 5	After 5	amount
Commercial Credit Commitments	1 year	years	years	years	committed
Revolving credit facility	$--	$--	$600,000	$--	$600,000
Total commercial commitments	$--	$--	$600,000	$--	$600,000

Revolving credit facility. We have available a $600.0 million revolving credit facility with our banks, which contains a $300.0 million sublimit for issuances of standby letters of credit, of which $239.6 million was available at November 1, 2008. This credit facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and leverage ratios. As of November 1, 2008 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $60.4 million and $61.8 million in standby letters of credit outstanding at November 1, 2008 and November 3, 2007, respectively.

Trade letters of credit. We had $21.3 million and $23.3 million in trade letters of credit outstanding at November 1, 2008 and November 3, 2007, respectively.

Dividends. In November 2008, our Board of Directors declared a cash dividend of $.095 per common share, payable on January 2, 2009. Our Board of Directors declared quarterly cash dividends of $.095 per common share in January, May, and August 2008 and $.075 per common share in January, May, August, and November of 2007.

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our analysis, we determined that no long-lived asset impairment charges were required for the nine month periods ended November 1, 2008 and November 3, 2007.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of November 1, 2008.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore affected by changes in market interest rates. As of November 1, 2008, we had no borrowings outstanding under our revolving credit facilities.

In addition, we issued notes to institutional investors in two series: Series A for $85.0 million accrues interest at 6.38% and Series B for $65.0 million accrues interest at 6.53%. The amount outstanding under these notes as of November 1, 2008 is $150.0 million.

Interest is receivable on our short and long-term investments. Changes in interest rates may impact the fair value of the Company’s investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of the Company’s short and long-term investments as of and for the three and nine month periods ended November 1, 2008. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our quarterly report on Form 10-Q for our third fiscal quarter of 2008, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain a number of forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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
  Potential changes in the level of consumer spending on or preferences for apparel or home-related merchandise, including the potential impact from uncertainty in financial and credit markets and higher gas and commodity prices.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the third quarter of 2008 is as follows:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares (or units)	value) of shares (or
	number of	Average	purchased as part	units) that may yet be
	shares (or	price paid	of publicly	purchased under the
	units)	per share	announced plans or	plans or programs
Period	purchased[1]	(or unit)	programs	($000)[2]
August
(8/3/2008-8/30/2008)	452,352	$ 39.22	446,800	$130,000
September
(8/31/2008-10/4/2008)	335,144	$ 39.02	329,067	$117,000
October
(10/5/2008-11/1/2008)	1,641,435	$ 29.61	1,634,974	$69,000

Total	2,428,931	$ 32.70	2,410,841	$69,000

1 We acquired 18,090 shares during the quarter ended November 1, 2008 related to income tax withholdings for restricted stock. All remaining shares were repurchased under our publicly announced stock repurchase program.

2 We publicly announced a two-year $600 million stock repurchase program on February 7, 2008, which will expire at the end of our 2009 fiscal year. The dollar amounts shown in the table reflect the remaining amount available that we intend to repurchase by the end of the year.

Item 6. Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date: December 10, 2008	By:	/s/ J. Call
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

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 9, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.