Form 10-K
period 2009-01-31
ROSS STORES INC
filed 2009-03-31
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
or
TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____to____

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 2, 2008 was $4,855,008,701, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 13, 2009 was 126,748,087.

Documents incorporated by reference:
Portions of the Proxy Statement for Registrant's 2009 Annual Meeting of Stockholders, which will be filed on or before June 2, 2009, are incorporated herein by reference into Part III.

PART I

Item 1.     Business.

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two chains of off-price retail apparel and home accessories stores. At January 31, 2009, we operated a total of 956 stores, of which 904 were Ross Dress for Less® (“Ross”) locations in 27 states and Guam and 52 were dd’s DISCOUNTS® stores in four states. Both chains target value-conscious women and men between the ages of 18 and 54. Ross target customers are primarily from middle income households, while the dd’s DISCOUNTS target customer is typically from more moderate income households. The decisions we make, from merchandising, purchasing and pricing, to the locations of our stores, are aimed at these customer bases.

Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features more moderately-priced assortments of first-quality, in-season, name brand and fashion apparel, accessories, footwear and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices. We believe that both Ross and dd’s DISCOUNTS derive a competitive advantage by offering a wide assortment of product within each of our merchandise categories in organized and easy-to-shop store environments.

Our mission is to offer competitive values to our target customers by focusing on the following key strategic objectives:

  Maintain an appropriate level of recognizable brands, labels and fashions at strong discounts throughout the store.
  Meet customer needs on a more local basis.
  Deliver an in-store shopping experience that reflects the expectations of the off-price customer.
  Manage real estate growth to compete effectively across all our markets.

We refer to our fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007 as fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

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

We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection of brand names within each classification with a wide assortment of vendors, labels, prices, colors, styles and fabrics within each size or item. The mix of comparable store sales by department in fiscal 2008 was approximately as follows: Ladies 32%, Home Accents and Bed and Bath 23%, Men's 14%, Accessories, Lingerie, Fine Jewelry, and Fragrances 12%, Shoes 10%, and Children’s 9%. Our merchandise offerings also include product categories such as small furniture and furniture accents, educational toys and games, luggage, gourmet food and cookware, watches, sporting goods and, in select Ross stores, fine jewelry.

Purchasing. We have a combined network of approximately 7,200 merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced any difficulty in obtaining sufficient merchandise inventory.

We believe that our ability to effectively execute certain off-price buying strategies is a key factor in our success. Our buyers use a number of methods that enable us to offer our customers brand-name and fashion merchandise at strong everyday discounts relative to department, specialty, and discount stores for Ross and moderate department and discount stores for dd’s DISCOUNTS. By purchasing later in the merchandise buying cycle than department and specialty stores, we are able to take advantage of imbalances between retailers’ demand for products and manufacturers’ supply of those products.

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

The vast majority of the apparel and apparel-related merchandise that we offer in all of our stores is acquired through opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as "close-out" and "packaway" purchases. Close-outs can be shipped to stores in-season, allowing us to get in-season goods into our stores at lower prices. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within our merchandise assortments. Packaway merchandise is mainly fashion basics and, therefore, not usually affected by shifts in fashion trends.

In fiscal 2008, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 38% of total inventories as of January 31, 2009 and February 2, 2008. We believe the strong discounts we are able to offer on packaway merchandise are one of the key drivers of our business results.

We continue to roll out additional information system enhancements and process changes to improve our merchandising capabilities. These new tools are designed to strengthen our ability to plan, buy and allocate at a more local versus regional level. We expect to complete the chain-wide rollout to all merchandise categories in fiscal 2010. The long-term objective of these investments is to fine tune our merchandise offerings to address more localized customer preferences and thereby gradually increase sales productivity and gross profit margins in both newer and existing regions and markets.

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

At the end of fiscal 2008, we had a total of approximately 360 merchants for Ross and dd’s DISCOUNTS combined, although the two buying organizations are separate and distinct. These buying resources include merchandise management, buyers and assistant buyers. Ross and dd’s DISCOUNTS buyers have an average of about 12 years of experience, including merchandising positions with other retailers such as Ann Taylor, Bloomingdale's, Burlington Coat Factory, Foot Locker, Kohl’s, Loehmann’s, Lord & Taylor, Macy's, Marshalls, Nordstrom, Saks, T.J. Maxx and Value City. We continue to make strategic investments in our merchandise organization to further develop our relationships with an expanding number of manufacturers and vendors. Our ongoing objective is to enhance our ability to procure the most desirable brands and fashions at competitive discounts.

The off-price buying strategies utilized by our experienced team of merchants enable us to purchase Ross merchandise at net prices that are lower than prices paid by department and specialty stores and dd’s DISCOUNTS merchandise at net prices that are lower than prices paid by moderate department and discount stores.

Pricing. Our policy is to sell brand-name merchandise at Ross that is priced 20% to 60% below most department and specialty store regular prices. At dd’s DISCOUNTS, we sell more moderate brand-name product and fashions that are priced 20% to 70% below most moderate department and discount store regular prices. Our pricing policy is reflected on the price tag displaying our selling price as well as the comparable selling price for that item in department and specialty stores for Ross merchandise, or in more moderate department and discount stores for dd’s DISCOUNTS merchandise.

Our pricing strategy at Ross differs from that of a department or specialty store. We purchase our merchandise at lower prices and mark it up less than a department or specialty store. This strategy enables us to offer customers consistently low prices. On a weekly basis our buyers review specified departments in our stores for possible markdowns based on the rate of sale as well as at the end of fashion seasons to promote faster turnover of merchandise inventory and to accelerate the flow of fresh product. A similar pricing strategy is in place at dd’s DISCOUNTS where prices are compared to those in moderate department and discount stores.

Stores

At January 31, 2009, we operated a total of 956 stores comprised of 904 Ross stores and 52 dd’s DISCOUNTS stores. Our stores are conveniently located in predominantly community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, we cluster stores to benefit from economies of scale in advertising, distribution and field management.

We believe a key element of our success is our organized, attractive, easy-to-shop, in-store environments at both Ross and dd’s DISCOUNTS, which allow customers to shop at their own pace. Our stores are designed for customer convenience in their merchandise presentation, dressing rooms, checkout and merchandise return areas. Each store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We encourage our customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere. At most stores, shopping carts are available at the entrance for customer convenience. All cash registers are centrally located at store exits for customer ease and efficient staffing.

We use point-of-sale (“POS”) hardware and software systems in all stores, which minimizes transaction time for the customer at the checkout counter by electronically scanning each ticket at the point of sale and authorizing credit for personal checks and credit cards in a matter of seconds. In addition, the POS systems allow us to accept PIN-based debit cards and electronic gift cards from customers. For Ross and dd’s DISCOUNTS combined, approximately 58% of payments in fiscal 2008 and 56% of payments in fiscal 2007 were made with credit cards and debit cards. We provide cash or credit card refunds on all merchandise returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or credited with a credit voucher at the price on the receipt.

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

Information Systems

In fiscal 2008, we continued to invest in new information systems and technology to provide a platform for growth over the next several years. Recent initiatives include the following:

  We completed development and began the rollout of demand forecasting software and related process changes designed to strengthen our merchandise planning effectiveness. We expect this initiative to drive gradual increases in store sales productivity and profitability by improving our ability to plan, buy and allocate product at a more local level. We plan to complete this rollout in fiscal 2010.
  We implemented additional supply chain enhancements to support expansion of processing and storage facilities and to increase operating efficiency. These improvements included the expansion of a distribution center and enhanced warehouse management functionality.
  We completed the rollout of new tools to better support the continued growth of our import business. These new tools provide our merchants with greater visibility into item cost components and inbound movement of import products.
  We completed a project to implement new labor standards across our entire store base. As part of this project, we developed tools to more effectively generate store schedules by optimizing in-store tasks, available resources, and planned payroll budgets.
  We completed a project to implement new online tools to assist our stores in their recruiting and hiring efforts. These new tools are designed to help our store managers expedite the hiring process and increase the quality of hiring decisions.
  We implemented additional enhancements to our POS systems to reduce customer transaction and wait times.
  We upgraded our loss prevention software to allow for greater in-depth analysis and reporting, and completed the rollout of additional store video surveillance systems to provide corporate and centralized remote monitoring.
  We completed a project to integrate our systems with a third party payment services network to streamline our invoice processing and payment process. This project provides us with new capabilities which we are using to help lower our invoice processing costs and to increase our cash management efficiency.

Distribution

We have a total of four distribution processing facilities. We lease a 1.3 million square foot distribution center in Perris, California. We own a 1.3 million square foot distribution center in Fort Mill, South Carolina, a 685,000 square foot distribution center in Moreno Valley, California, and a 426,000 square foot distribution center located in Carlisle, Pennsylvania. We currently have under construction a 610,000 square foot expansion of our Moreno Valley, California distribution center scheduled for completion in 2009. See additional discussion in Management’s Discussion and Analysis.

In addition, we own one facility and lease three other warehouse facilities for packaway storage, two of which are located in Carlisle, Pennsylvania, totaling approximately 239,000 and 246,000 square feet, and two of which are located in Fort Mill, South Carolina, totaling 253,000 and 423,000 (owned facility) square feet, respectively. We utilize other third-party facilities as needed for storage of packaway inventory. We also lease a 10-acre parcel of land that has been developed for trailer parking adjacent to our Perris, California distribution center.

In October 2008 we purchased 160 acres of land in South Carolina with the intention of building a new distribution center in the future.

We utilize third-party cross docks to distribute merchandise to stores on a regional basis. Shipments are made by contract carriers to the stores from three to six times per week depending on location.

We believe that our existing distribution centers with their current expansion capabilities will provide adequate processing capacity to support store growth over the next few years.

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

Trademarks

The trademarks for Ross Dress For Less® and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

As of January 31, 2009, we had approximately 40,000 total employees, including an estimated 26,500 part-time employees. Additionally, we hire temporary employees -- especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

Competition

We believe the principal competitive factors in the off-price retail apparel and home accessories industry are offering significant discounts on brand-name merchandise, offering a well-balanced assortment appealing to our target customer, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we continue to make strategic investments in our buying organization. As discussed under Information Systems, we are also in the process of completing the rollout in fiscal 2010 of additional enhancements to our merchandise planning system to strengthen our ability to plan, buy, and allocate product based on more local versus regional trends. We believe that we are well positioned to compete on the basis of each of these factors.

Nevertheless, the retail apparel market is highly fragmented and competitive. We face a challenging macro-economic environment that creates intense competition for business from department stores, specialty stores, discount stores, warehouse stores, other off-price retailers and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources than we do. We also compete to some degree with retailers that sell apparel and home accessories through catalogs or over the internet. The retail apparel business may become even more competitive in the future.

dd’s DISCOUNTS

We began the dd’s DISCOUNTS concept in 2004 with ten initial locations in California and, as of January 31, 2009, operated 52 dd’s DISCOUNTS stores in four states. This smaller off-price concept targets the needs of households with more moderate incomes than Ross customers. We believe this is one of the fastest growing demographic markets in the country. dd’s DISCOUNTS features a moderately-priced assortment of first-quality, in-season, name brand and fashion apparel, accessories, footwear and home merchandise at everyday savings of 20% to 70% off moderate department and discount store regular prices.

The dd’s DISCOUNTS business generally has similar merchandise departments and categories to those of Ross, but features a different mix of brands at lower average price points. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood. The merchant, store and distribution organizations for dd’s DISCOUNTS and Ross are separate and distinct; however, dd’s DISCOUNTS shares certain other corporate and support services with Ross.

Available Information

The internet address for our corporate website is www.rossstores.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and amendments to those reports are made available free of charge on or through our corporate website promptly after being electronically filed with the Securities and Exchange Commission. The information found on our corporate website is not part of this, or any other report or regulatory filing we file with or furnish to the Securities and Exchange Commission.

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for fiscal 2008, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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
  Potential changes in the level of consumer spending on or preferences for apparel or home-related merchandise, including the potential impact from uncertainty in financial and credit markets and the severity and duration of the current recession.
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

The continued success of our business depends, in part, upon our ability to increase sales at our existing store locations, to open new stores, and to operate stores on a profitable basis. Our existing strategies and store expansion programs may not result in a continuation of our anticipated revenue or profit growth. In executing our off-price retail strategies and working to improve efficiencies, expand our store network, and reduce our costs, we face a number of operational risks, including:

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
  Our ability to effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.

Item 1B.     Unresolved Staff Comments.

Not applicable.

Item 2.     Properties.

Stores

At January 31, 2009, we operated a total of 956 stores, of which 904 were Ross Dress for Less® (“Ross”) locations in 27 states and Guam and 52 were dd’s DISCOUNTS® stores in four states. All stores are leased, with the exception of two locations which we own.

During fiscal 2008, we opened 72 new Ross stores and closed six existing stores. The average new Ross store in fiscal 2008 was approximately 29,500 gross square feet, yielding about 24,500 square feet of selling space. As of January 31, 2009, our 904 Ross stores generally ranged in size from about 25,000 to 35,000 gross square feet and had an average of 29,900 gross square feet and 23,800 selling square feet.

During fiscal 2008, we opened five new dd’s DISCOUNTS stores and closed five existing stores. The average new dd’s DISCOUNTS store in fiscal 2008 was approximately 23,600 gross square feet, yielding about 18,600 square feet of selling space. As of January 31, 2009, our 52 dd’s DISCOUNTS stores had an average of 25,000 gross square feet and 20,300 selling square feet. Our dd’s DISCOUNTS stores are currently located in California, Florida, Texas, and Arizona.

During fiscal 2008, no one store accounted for more than 1% of our sales.

We carry earthquake insurance for business interruption, inventory and personal property to mitigate our risk on our corporate headquarters, distribution centers, buying offices, and all of our stores.

Our real estate strategy in 2009 and 2010 is to open stores in states where we currently operate to increase our market penetration and to reduce overhead and advertising expenses as a percentage of sales in each market. Important considerations in evaluating a new store location are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state as of January 31, 2009 and February 2, 2008. At January 31, 2009, we had 39 dd’s DISCOUNTS stores in California, 6 in Florida, 5 in Texas, and 2 in Arizona. At February 2, 2008, we had 36 dd’s DISCOUNTS stores in California, 9 in Florida, 5 in Texas, and 2 in Arizona.

	January 31,	February 2,
State/Territory	2009	2008
Alabama	17	15
Arizona	52	48
California	247	235
Colorado	27	29
Delaware	1	1
Florida	114	105
Georgia	44	43
Guam	1	1
Hawaii	11	11
Idaho	9	8
Louisiana	10	10
Maryland	17	17
Mississippi	5	4
Montana	6	6
Nevada	19	18
New Jersey	9	9
New Mexico	5	5
North Carolina	32	29
Oklahoma	16	15
Oregon	25	22
Pennsylvania	29	29
South Carolina	20	19
Tennessee	24	18
Texas	143	126
Utah	12	11
Virginia	30	26
Washington	29	28
Wyoming	2	2
Total	956	890

Where possible, we have obtained sites in buildings requiring minimal alterations. This has allowed us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. To date, we have been able to secure leases in suitable locations for our stores. At January 31, 2009, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is six years, or 22 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.

See additional discussion under “Stores” in Item 1.

Distribution Centers

We operate four distribution facilities. We have two 1.3 million square foot distribution centers -- one in Fort Mill, South Carolina, and the other in Perris, California. Our Fort Mill, South Carolina facility, which we own, opened in July 2002. The Perris, California facility opened in September 2003 and is financed with a ten-year synthetic lease facility that expires in July 2013. We own a 685,000 square foot distribution center in Moreno Valley, California that we acquired to increase our distribution and packaway storage capacity. We are in the process of expanding our Moreno Valley, California distribution center to 1.3 million square feet. We also own a 426,000 square foot distribution center located in Carlisle, Pennsylvania. See additional discussion in Management’s Discussion and Analysis.

In November 2001 we entered into a nine-year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse in Carlisle, Pennsylvania. In January 2009, we exercised a three-year option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2013. In June 2008, we purchased a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel of land that has been developed for trailer parking adjacent to our Perris distribution center.

In October 2008 we purchased 160 acres of land in South Carolina with the intention of building a new distribution center in the future.

See additional discussion under “Distribution” in Item 1.

Other Leased Facilities

We lease approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several leases. The terms for these leases expire between 2010 and 2014 with various renewal provisions.

We lease approximately 161,000 and 15,000 square feet of office space for our New York and Los Angeles buying offices, respectively. The terms for these leases expire in 2015 and 2011, respectively. The lease term for the New York office contains a renewal provision.

Item 3.     Legal Proceedings.

We are party to various litigation matters related to customers, vendors, and employees, including class action lawsuits alleging misclassification of assistant store managers and missed meal and rest break periods, and other litigation incident to our business. We believe that none of these legal proceedings will have a material adverse effect on our financial condition or results of operations. See Note J of Notes to Consolidated Financial Statements.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers, indicating each person's principal occupation or employment during at least the past five years. The term of office is at the discretion of our Board of Directors.

Name	Age	Position
Michael Balmuth	58	Vice Chairman, President and Chief Executive Officer
Gary L. Cribb	44	Executive Vice President and Chief Operations Officer
James S. Fassio	54	Executive Vice President, Property Development, Construction and Store Design
Michael B. O’Sullivan	45	Executive Vice President and Chief Administrative Officer
Lisa Panattoni	46	Executive Vice President, Merchandising
Barbara Rentler	51	Executive Vice President, Merchandising
John G. Call	50	Senior Vice President and Chief Financial Officer

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

Mr. Call has served as Senior Vice President and Chief Financial Officer since June 1997. From June 1993 until joining the Company in 1997, Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman’s Inc. For five years prior to joining Friedman’s in June 1993, Mr. Call held various positions with Ernst & Young LLP.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 757 stockholders of record as of March 13, 2009 and the closing stock price on that date was $33.01 per share.

Cash dividends. In January 2009, our Board of Directors declared a quarterly cash dividend payment of $.11 per common share, payable on March 31, 2009. Our Board of Directors declared quarterly cash dividends of $.095 per common share in January, May, August, and November 2008, and cash dividends of $.075 per common share in January, May, August, and November 2007.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2008 is as follows:

			Total number of	Maximum number
	Total		shares (or units)	(or approximate dollar
	number of	Average	purchased as part	value) of shares (or units)
	shares	price paid	of publicly	that may yet be purchased
	(or units)	per share	announced plans or	under the plans or
Period	purchased[1]	(or unit)	programs	programs ($000)[2]
November
(11/02/2008-11/29/2008)	467,127	$26.70	466,677	$356,142
December
(11/30/2008-01/03/2009)	1,093,372	$28.88	1,093,372	$324,563
January
(01/04/2009-01/31/2009)	851,463	$30.41	806,263	$300,000

Total	2,411,962	$29.00	2,366,312	$300,000

1 We acquired 45,650 shares of treasury stock during the quarter ended January 31, 2009 related to income tax withholdings for restricted stock. All remaining shares were repurchased under our publicly announced stock repurchase program.
2 In January 2008 our Board of Directors approved a two-year $600 million stock repurchase program for fiscal 2008 and 2009.

See Note H of Notes to Consolidated Financial Statements for equity compensation plan information. The information under Item 12 of this Annual Report on Form 10-K under the caption “Equity compensation plan information” is incorporated herein by reference.

Stockholder Return Performance Graph

The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Set forth below is a line graph comparing the cumulative total stockholder returns for our common stock with the Standard & Poors (“S&P”) 500 Index and the S&P Retailing Group over the last five years. The five year period comparison graph assumes that the value of the investment in our common stock at each fiscal year end and the comparative indexes was $100 on January 30, 2004 and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and may vary slightly from our actual fiscal year-end date for each period. Data with respect to returns for the S&P indexes is not readily available for periods shorter than one month. The total return assumes the reinvestment of dividends at the frequency with which dividends are paid. The graph is a historical representation of past performance only and is not necessarily indicative of future returns to stockholders.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ross Stores, Inc., The S&P 500 Index
And S&P Retailing Group

*$100 invested on 1/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending January 31. Indexes calculated on month-end basis.
	Indexed Returns for Years Ending
Base Period
Company / Index	2004	2005	2006	2007	2008	2009
Ross Stores, Inc.	100	101	107	120	111	110
S&P 500 Index	100	106	117	134	131	81
S&P Retailing Group	100	117	128	145	123	77

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

($000, except per share data)	2008	2007	2006[1]	2005	2004

Operations

Sales	$ 6,486,139	$ 5,975,212	$ 5,570,210	$ 4,944,179	$ 4,239,990
Cost of goods sold	4,956,576	4,618,220	4,317,527	3,852,591	3,286,604
Percent of sales	76.4%	77.3%	77.5%	77.9%	77.5%
Selling, general and administrative	1,034,357	935,901	863,033	766,144	657,668
Percent of sales	16.0%	15.7%	15.5%	15.5%	15.5%
Impairment of long-lived assets[2]	-	-	-	-	15,818
Interest (income) expense, net	(157)	(4,029)	(8,627)	(2,898)	915
Earnings before taxes	495,363	425,120	398,277	328,342	278,985
Percent of sales	7.6%	7.1%	7.2%	6.6%	6.6%
Provision for taxes on earnings	189,922	164,069	156,643	128,710	109,083
Net earnings	305,441	261,051	241,634	199,632	169,902
Percent of sales	4.7%	4.4%	4.3%	4.0%	4.0%
Basic earnings per share	$ 2.36	$ 1.93	$ 1.73	$ 1.38	$ 1.15
Diluted earnings per share	$ 2.33	$ 1.90	$ 1.70	$ 1.36	$ 1.13

Cash dividends declared per common
share	$ .395	$ .320	$ .255	$ .220	$ .178

[1] Fiscal 2006 was a 53-week year; all other fiscal years presented were 52 weeks.
[2] For the year ended January 29, 2005, the Company recognized a net impairment charge of $15.8 million on its previously owned corporate headquarters in Newark, California.

Selected Financial Data

($000, except per share data)	2008	2007	2006[1]	2005	2004

Financial Position

Merchandise inventory	$881,058	$1,025,295	$1,051,729	$938,091	$853,112
Property and equipment, net	951,656	868,315	748,233	639,852	556,178
Total assets	2,355,511	2,371,322	2,358,591	1,938,738	1,741,215
Return on average assets	13%	11%	11%	11%	10%
Working capital	358,456	387,396	431,699	349,864	416,376
Current ratio	1.4:1	1.4:1	1.4:1	1.4:1	1.6:1
Long-term debt	150,000	150,000	150,000	-	50,000
Long-term debt as a percent
of total capitalization	13%	13%	14%	-	6%
Stockholders' equity	996,369	970,649	909,830	836,172	765,569
Return on average
stockholders' equity	31%	28%	28%	25%	22%
Book value per common share
outstanding at year-end	$7.82	$7.24	$6.53	$5.80	$5.22

Operating Statistics

Number of stores opened	77	97	66	86	84
Number of stores closed	11	4	3	1	3
Number of stores at year-end	956	890	797	734	649
Comparable store sales increase
(decrease)[2] (52-week basis)	2%	1%	4%	6%	(1%)
Sales per square foot of selling
space[3] (52-week basis)	$298	$301	$305	$304	$297
Square feet of selling space
at year-end (000)	22,500	21,100	18,600	17,300	15,300
Number of employees at
year-end	40,000	39,100	35,800	33,200	30,100
Number of common stockholders
of record at year-end	754	760	749	756	753

[1] Fiscal 2006 was a 53-week year; all other fiscal years presented were 52 weeks.
[2] Comparable stores are stores open for more than 14 complete months.
[3] Based on average annual selling square footage.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the second largest off-price apparel and home goods retailer in the United States. At the end of fiscal 2008, we operated 904 Ross Dress for Less (“Ross”) locations in 27 states and Guam, and 52 dd’s DISCOUNTS stores in four states. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Our primary objective is to pursue and refine our existing off-price strategies to drive gains in profitability and improved financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry. Total aggregate sales for the five largest off-price retailers in the United States increased 3% during 2008 on top of a 6% increase in 2007. This compares to total national apparel sales which declined 4% during 2008 compared to a 4% increase in 2007, according to data published by the NPD Group, which provides global sales and marketing information on the retail industry.

The macro-economic and retail climate became more difficult as the year progressed in 2008. We believe that the stronger relative sales gains of the off-price retailers during the year reflected the increasing importance of value to consumers, especially as the recessionary headwinds accelerated. Our sales and earnings gains in 2008 benefited from efficient execution of our resilient and flexible off-price business model. Our merchandise and operational strategies are designed to take advantage of the expanding market share of our off-price industry as well as continued customer demand for name brand fashions for the family and home at compelling everyday discounts.

Looking ahead to 2009, we expect the macro-economic pressures to continue, and are planning to maintain tight controls of both inventory levels and operating expenses as part of our strategy to help us maximize our profitability.

We refer to our fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007 as fiscal 2008, fiscal 2007, and fiscal 2006, respectively. Fiscal 2006 was 53 weeks. Fiscal 2008 and 2007 were 52 weeks.

Results of Operations

The following table summarizes the financial results for fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007.

	2008	2007	2006
Sales
Sales (millions)	$ 6,486	$ 5,975	$ 5,570
Sales growth	8.6%	7.3%	12.7%
Comparable store sales growth (52-week basis)	2%	1%	4%

Costs and expenses (as a percent of sales)
Cost of goods sold	76.4%	77.3%	77.5%
Selling, general and administrative	16.0%	15.7%	15.5%
Interest income, net	0.0%	(0.1%)	(0.2%)

Earnings before taxes (as a percent of sales)	7.6%	7.1%	7.2%

Net earnings (as a percent of sales)	4.7%	4.4%	4.3%

Stores. Total stores open at the end of 2008, 2007 and 2006 were 956, 890 and 797, respectively. The number of stores at the end of fiscal 2008, 2007 and 2006 increased by 7%, 12% and 9% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	2008	2007	2006
Stores at the beginning of the period	890	797	734
Stores opened in the period	77	97	66
Stores closed in the period	(11)	(4)	(3)
Stores at the end of the period	956	890	797

Selling square footage at the end of the period (000)	22,500	21,100	18,600

Sales. Sales for fiscal 2008 increased $510.9 million, or 8.6%, compared to the prior year due to the opening of 66 net new stores during 2008, and a 2% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2007 increased $405.0 million, or 7.3%, compared to the same period in the prior year due to the opening of 93 net new stores during 2007, and a 1% increase in sales from comparable stores.

Our sales mix is shown below for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Ladies	32%	32%	33%
Home accents and bed and bath	23%	23%	22%
Men’s	14%	15%	15%
Accessories, lingerie, fine jewelry, and fragrances	12%	11%	11%
Shoes	10%	10%	10%
Children’s	9%	9%	9%
Total	100%	100%	100%

We expect to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2008, 2007 and 2006, we cannot be sure that they will result in a continuation of sales growth or an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2008 increased $338.4 million compared to the prior year mainly due to increased sales from the opening of 66 net new stores during the year, and a 2% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2008 decreased approximately 90 basis points from the prior year. This improvement was mainly the result of a 100 basis point increase in merchandise gross margin as a percent of sales. In addition, distribution costs for the year improved by about 20 basis points. As a percent of sales, these favorable trends were partially offset by a 10 basis point increase in occupancy expense and a 20 basis point increase in incentive costs.

Cost of goods sold in fiscal 2007 increased $300.7 million compared to the prior year mainly due to increased sales from the opening of 93 net new stores during the year, and a 1% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2007 decreased approximately 20 basis points from the prior year. This improvement was mainly the result of a 20 basis point improvement in merchandise gross margin primarily due to lower markdowns and shortage as a percent of sales.

We cannot be sure that the gross profit margins realized in fiscal 2008, 2007 and 2006 will continue in future years.

Selling, general and administrative expenses. For fiscal 2008, selling, general and administrative expenses (“SG&A”) increased $98.5 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 66 net new stores during the year.

SG&A as a percentage of sales for fiscal 2008 grew by approximately 30 basis points over the prior year. This increase was mainly driven by a 20 basis point increase in store operating expenses and a 10 basis point increase in general and administrative costs as a percent of sales.

For fiscal 2007, SG&A increased $72.9 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 93 net new stores during the year.

SG&A as a percentage of sales for fiscal 2007 grew by approximately 15 basis points over the prior year. This increase was mainly driven by a 40 basis point rise in store operating expenses. Store operating costs in 2007 were impacted by minimum wage increases and the de-leveraging effect of the 1% gain in comparable store sales. These cost pressures were partially offset by a 25 basis point decline in other general and administrative costs.

The largest component of SG&A is payroll. The total number of employees, including both full and part-time, as of fiscal year end 2008, 2007, and 2006 was approximately 40,000, 39,100, and 35,800, respectively.

Interest. In fiscal 2008, interest expense decreased by $1.5 million primarily due to higher capitalization of construction interest. In fiscal 2008, interest income decreased by $5.3 million primarily due to lower investment yields as compared to the prior year. As a percentage of sales, the reduction in net interest income in fiscal 2008 decreased pre-tax earnings by approximately 10 basis points compared to the same period in the prior year. The table below shows interest expense and income for fiscal 2008, 2007 and 2006:

($ millions)	2008	2007	2006
Interest expense	$8.3	$9.8	$2.9
Interest income	(8.5)	(13.8)	(11.5)
Total interest income, net	$(0.2)	$(4.0)	$(8.6)

Taxes on earnings. Our effective tax rate for fiscal 2008, 2007, and 2006 was approximately 38%, 39%, and 39%, respectively, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2009 will be in the range of 38% to 40%.

Net earnings. Net earnings as a percentage of sales for fiscal 2008 were higher compared to fiscal 2007 primarily due to lower cost of goods sold as a percentage of sales, partially offset by higher SG&A expenses as a percentage of sales. Net earnings as a percentage of sales for fiscal 2007 were higher compared to fiscal 2006 primarily due to lower cost of goods sold as a percentage of sales, partially offset by higher SG&A expenses as a percentage of sales.

Earnings per share. Diluted earnings per share in fiscal 2008 were $2.33, compared to $1.90 in fiscal 2007. This 23% increase in diluted earnings per share is attributable to an approximate 17% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2007 were $1.90, compared to $1.70 in fiscal 2006 on a 53-week basis. This 12% increase in diluted earnings per share is attributable to an approximate 8% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, capital expenditures in connection with opening new stores, and investments in distribution centers and information systems. We also use cash to repurchase stock under our stock repurchase program and to pay dividends.

($000)	2008	2007	2006
Cash flows from operating activities	$583,439	$353,559	$506,867
Cash flows used in investing activities	(218,763)	(244,743)	(235,941)
Cash flows used in financing activities	(300,901)	(218,624)	(95,305)
Net increase (decrease) in cash and cash equivalents	$63,775	$(109,808)	$175,621

Operating Activities

Net cash provided by operating activities was $583.4 million, $353.6 million and $506.9 million in fiscal 2008, 2007 and 2006, respectively. The primary source of cash provided by operating activities in fiscal 2008, 2007 and 2006 was net earnings plus non-cash expenses for depreciation and amortization.

Working capital (defined as current assets less current liabilities) was $358.5 million at the end of fiscal 2008, compared to $387.4 million at the end of fiscal 2007. The decrease in working capital in fiscal 2008 compared to fiscal 2007 is primarily due to lower average in-store inventories.

Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

In fiscal 2008, 2007 and 2006, our capital expenditures were $224.4 million, $236.1 million and $223.9 million, respectively. Our capital expenditures included fixtures and leasehold improvements to open new stores, implement information technology systems, build or expand distribution centers and install material handling equipment and related distribution center systems, and various other expenditures related to our stores, buying and corporate offices. In fiscal 2008 we also purchased land in South Carolina with the intention of building a new distribution center in the future. We opened 77, 97, and 66 new stores in fiscal 2008, 2007 and 2006, respectively, and relocated one store in 2007 and two stores in 2006. In addition, in 2006, we exercised our option to purchase our Fort Mill, South Carolina distribution center from the lessor.

In fiscal 2008 we had purchases of investments of $37.0 million and sales of investments of $42.5 million. In fiscal 2007 we had purchases of investments of $146.1 million and sales of investments of $137.1 million. In fiscal 2006 we had purchases of investments of $71.9 million and sales of investments of $59.3 million.

We are forecasting approximately $190 million in capital requirements in 2009 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation, or upgrade of existing stores, for investments in store and merchandising systems, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with cash flows from operations.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2008	2007	2006
New stores	$52.0	$110.1	$49.5
Store renovations and improvements	47.3	32.3	42.4
Information systems	13.2	21.4	13.4
Distribution centers, corporate office, and other	111.9	72.3	118.6
Total capital expenditures	$224.4	$236.1	$223.9

Financing Activities

During fiscal 2008, 2007 and 2006, our liquidity and capital requirements were provided by available cash and investment balances, cash flows from operations, trade credit, and issuance of senior notes. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own three distribution centers in Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina.

In January 2008, our Board of Directors approved a two-year $600 million stock repurchase program for fiscal 2008 and 2009. We repurchased 9.3 million shares of common stock for an aggregate purchase price of approximately $300 million in 2008 and expect to complete the remaining purchase of $300 million in 2009. In November 2005, our Board of Directors authorized a stock repurchase program of up to $400 million for 2006 and 2007. We repurchased 6.9 million and 7.1 million shares of common stock for aggregate purchase prices of approximately $200 million in both 2007 and 2006. These repurchases were funded by cash flows from operations.

In January 2009, our Board of Directors declared a quarterly cash dividend payment of $.11 per common share, payable on March 31, 2009. Our Board of Directors declared quarterly cash dividends of $.095 per common share in January, May, August and November 2008, and cash dividends of $.075 per common share in January, May, August, and November 2007.

In March 2006, we repaid our $50 million term debt in full. In October 2006, we entered into a Note Purchase Agreement with various institutional investors for $150 million of unsecured, senior notes. See “Senior Notes” below for more information.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank and other credit lines to meet our capital and liquidity requirements, including lease payment obligations in 2009.

We estimate that cash flows from operations, bank credit lines and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock and make quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of January 31, 2009:

($000)
	Less
	than 1	1 - 3	3 - 5	After 5
Contractual Obligations	year	years	years	years	Total[1]
Senior Notes	$-	$-	$-	$150,000	$150,000
Interest payment obligations	9,667	19,335	19,335	59,863	108,200
Capital leases	389	325	-	-	714
Operating leases:
Rent obligations	335,280	613,313	473,209	478,253	1,900,055
Synthetic leases	6,542	9,046	6,136	-	21,724
Other synthetic lease obligations	2,379	1,528	56,000	-	59,907
Purchase obligations	620,774	280	-	-	621,054
Total contractual obligations	$975,031	$643,827	$554,680	$688,116	$2,861,654

[1] Pursuant to the guidelines of FIN 48, a $26.0 million reserve for unrecognized tax benefits is included in other long-term liabilities on the Company’s consolidated balance sheet. These obligations are excluded from the schedule above as the timing of payments cannot be reasonably estimated.

Senior Notes. We have a Note Purchase Agreement with various institutional investors for $150 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The Series A notes, issued for an aggregate of $85 million, are due in December 2018, and bear interest at a rate of 6.38%. The Series B notes, issued for an aggregate of $65 million, are due in December 2021, and bear interest at a rate of 6.53%. Interest on these notes is included in Interest payment obligations in the table above.

Borrowings under these notes are subject to certain operating and financial covenants, including maintaining certain interest coverage and other financial ratios. As of January 31, 2009, we were in compliance with these covenants.

Capital leases. The obligations under capital leases relate to distribution center equipment and have a term of two years.

Off-Balance Sheet Arrangements

Operating leases. We lease our two buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $3.9 million, at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2010 and 2014 and contain renewal provisions.

We lease approximately 161,000 and 15,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2015 and 2011, respectively. The lease term for the New York office contains a renewal provision.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we have recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $1.2 million for the POS leases. These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

In November 2001 we entered into a nine-year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse both in Carlisle, Pennsylvania. In January 2009, we exercised a three-year option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2013. In June 2008, we purchased a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel of land that has been developed for trailer parking adjacent to our Perris distribution center.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of January 31, 2009, we were in compliance with these covenants.

Purchase obligations. As of January 31, 2009 we had purchase obligations of $621.1 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $574.0 million represent purchase obligations of less than one year as of January 31, 2009.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at January 31, 2009:

($000)	Amount of commitment expiration per period				Total
	Less than	1 - 3	3 - 5	After 5	Amount
Commercial Credit Commitments	1 year	years	years	years	Committed
Revolving credit facility	$ -	$ 600,000	$ -	$ -	$ 600,000
Total commercial commitments	$ -	$ 600,000	$ -	$ -	$ 600,000

For additional information relating to this credit facility, refer to Note D of Notes to the Consolidated Financial Statements.

Revolving credit facility. We have available a $600.0 million revolving credit facility with our banks, which contains a $300.0 million sublimit for issuance of standby letters of credit, of which $239.6 million was available at January 31, 2009. This credit facility expires in July 2011, has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain interest coverage and other financial ratios. As of January 31, 2009 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $60.4 million and $61.1 million in standby letters of credit outstanding at January 31, 2009 and February 2, 2008, respectively.

Trade letters of credit. We had $16.7 million and $20.8 million in trade letters of credit outstanding at January 31, 2009 and February 2, 2008, respectively.

Other

2008 Equity Incentive Plan. In May 2008, our stockholders approved the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 8.3 million shares of our common stock, of which 6.0 million shares can be issued as full value awards. The 2008 Plan replaced the 2004 Equity Incentive Plan. The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards.

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2008, 2007, or 2006.

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

New Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application was deferred for one year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings.

We adopted SFAS No. 157 and SFAS No. 159 effective February 3, 2008. Adoption of the deferred provisions of SFAS 157 will not have a material impact on our operating results or financial position.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2008, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports and other investor communications including on our corporate website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures and other matters. These forward-looking statements reflect our then current beliefs, projections and estimates with respect to future events and our projected financial performance, operations and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of January 31, 2009.

Interest payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of January 31, 2009, we had no borrowings outstanding under our revolving credit facilities. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we issued notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of January 31, 2009 is $150 million.

Interest is receivable on our short and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of our short and long-term investments as of and for the year ended January 31, 2009. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended	Year ended	Year ended
	January 31,	February 2,	February 3,
($000, except per share data)	2009	2008	2007
SALES	$ 6,486,139	$ 5,975,212	$ 5,570,210

COSTS AND EXPENSES
Cost of goods sold	4,956,576	4,618,220	4,317,527
Selling, general and administrative	1,034,357	935,901	863,033
Interest income, net	(157)	(4,029)	(8,627)
Total costs and expenses	5,990,776	5,550,092	5,171,933

Earnings before taxes	495,363	425,120	398,277
Provision for taxes on earnings	189,922	164,069	156,643
Net earnings	$ 305,441	$ 261,051	$ 241,634

EARNINGS PER SHARE
Basic	$ 2.36	$ 1.93	$ 1.73
Diluted	$ 2.33	$ 1.90	$ 1.70

WEIGHTED AVERAGE SHARES OUTSTANDING (000)
Basic	129,235	135,093	139,488
Diluted	131,315	137,142	141,883

DIVIDENDS
Cash dividends declared per share	$.395	$.320	$.255

The accompanying notes are an integral part of these consolidated financial statements.

  CONSOLIDATED BALANCE SHEETS

	January 31,	February 2,
($000, except share data)	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$321,355	$257,580
Short-term investments	798	6,098
Accounts receivable	41,170	37,468
Merchandise inventory	881,058	1,025,295
Prepaid expenses and other	55,241	51,921
Deferred income taxes	14,093	19,639
Total current assets	1,313,715	1,398,001

PROPERTY AND EQUIPMENT
Land and buildings	201,385	140,725
Fixtures and equipment	1,073,990	941,795
Leasehold improvements	509,971	482,904
Construction-in-progress	72,839	88,900
	1,858,185	1,654,324
Less accumulated depreciation and amortization	906,529	786,009
Property and equipment, net	951,656	868,315

Long-term investments	38,014	40,766
Other long-term assets	52,126	64,240
Total assets	$2,355,511	$2,371,322

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$536,745	$637,158
Accrued expenses and other	238,516	217,923
Accrued payroll and benefits	170,878	133,706
Income taxes payable	9,120	21,818
Total current liabilities	955,259	1,010,605

Long-term debt	150,000	150,000
Other long-term liabilities	156,726	161,169
Deferred income taxes	97,157	78,899

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share
Authorized 600,000,000 shares
Issued and outstanding 127,346,000 and
134,096,000 shares, respectively	1,273	1,341
Additional paid-in capital	626,117	577,787
Treasury stock	(30,819)	(25,910)
Accumulated other comprehensive income (loss)	(1,174)	1,340
Retained earnings	400,972	416,091
Total stockholders’ equity	996,369	970,649
Total liabilities and stockholders’ equity	$2,355,511	$2,371,322

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
			Additional		Deferred	other com-
	Common stock		paid-in	Treasury	compen-	prehensive	Retained
(000)	Shares	Amount	capital	stock	sation	income (loss)	earnings	Total
Balance at January 28, 2006	144,112	$1,448	$522,566	$(18,244)	$(29,375)	$ 20	$359,757	$836,172
Reclassification of deferred
compensation	-	-	(29,375)	-	29,375	-	-	-
Comprehensive income:
Net earnings	-	-	-	-	-	-	241,634	241,634
Unrealized investment loss	-	-	-	-	-	(183)	-	(183)
Total comprehensive income								241,451
Common stock issued under stock
plans, net of shares used for tax
withholding	2,343	25	32,492	(3,787)	-	-	-	28,730
Tax benefit from equity issuance	-	-	12,090	-	-	-	-	12,090
Stock based compensation	-	-	26,680	-	-	-	-	26,680
Common stock repurchased	(7,099)	(71)	(18,751)	-	-	-	(181,178)	(200,000)
Dividends declared	-	-	-	-	-	-	(35,293)	(35,293)
Balance at February 3, 2007	139,356	$1,402	$545,702	$(22,031)	$-	$ (163)	$384,920	$909,830

Comprehensive income:
Net earnings	-	-	-	-	-	-	261,051	261,051
Unrealized investment gain	-	-	-	-	-	1,503	-	1,503
Total comprehensive income								262,554
Cumulative effect of FIN 48
adoption	-	-	-	-	-	-	(7,417)	(7,417)
Common stock issued under stock
plans, net of shares used for tax
withholding	1,612	8	20,745	(3,879)	-	-	-	16,874
Tax benefit from equity issuance	-	-	6,535	-	-	-	-	6,535
Stock based compensation	-	-	25,165	-	-	-	-	25,165
Common stock repurchased	(6,872)	(69)	(20,360)	-	-	-	(179,571)	(200,000)
Dividends declared	-	-	-	-	-	-	(42,892)	(42,892)
Balance at February 2, 2008	134,096	$1,341	$577,787	$(25,910)	$-	$ 1,340	$416,091	$970,649

Comprehensive income:
Net earnings	-	-	-	-	-	-	305,441	305,441
Unrealized investment loss	-	-	-	-	-	(2,514)	-	(2,514)
Total comprehensive income								302,927
Common stock issued under stock
plans, net of shares used for tax
withholding	2,598	25	47,848	(4,909)	-	-	-	42,964
Tax benefit from equity issuance	-	-	8,532	-	-	-	-	8,532
Stock based compensation	-	-	22,575	-	-	-	-	22,575
Common stock repurchased	(9,348)	(93)	(30,625)	-	-	-	(269,282)	(300,000)
Dividends declared	-	-	-	-	-	-	(51,278)	(51,278)
Balance at January 31, 2009	127,346	$1,273	$626,117	$(30,819)	$-	$(1,174)	$400,972	$996,369

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	January 31,	February 2,	February 3,
($000)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$305,441	$261,051	$241,634
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	141,802	122,801	111,855
Stock-based compensation	22,575	25,165	26,680
Deferred income taxes	23,804	(10,699)	(10,684)
Tax benefit from equity issuance	8,532	6,535	12,090
Excess tax benefit from stock-based compensation	(5,973)	(5,140)	(9,599)
Change in assets and liabilities:
Merchandise inventory	144,237	26,434	(113,638)
Other current assets, net	(6,089)	(15,039)	(8,138)
Accounts payable	(101,682)	(63,199)	221,644
Other current liabilities	43,249	(18,716)	34,417
Other long-term, net	7,543	24,366	606
Net cash provided by operating activities	583,439	353,559	506,867

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of assets under lease	-	-	(87,329)
Additions to property and equipment	(224,418)	(236,121)	(136,626)
Proceeds from sale of property and equipment	117	356	615
Purchases of investments	(36,984)	(146,082)	(71,938)
Proceeds from investments	42,522	137,104	59,337
Net cash used in investing activities	(218,763)	(244,743)	(235,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of term debt	-	-	(50,000)
Proceeds from issuance of long-term debt	-	-	150,000
Excess tax benefit from stock-based compensation	5,973	5,140	9,599
Issuance of common stock related to stock plans	47,873	20,753	32,517
Treasury stock purchased	(4,909)	(3,879)	(3,787)
Repurchase of common stock	(300,000)	(200,000)	(200,000)
Dividends paid	(49,838)	(40,638)	(33,634)
Net cash used in financing activities	(300,901)	(218,624)	(95,305)
Net increase (decrease) in cash and cash equivalents	63,775	(109,808)	175,621

Cash and cash equivalents:
Beginning of year	257,580	367,388	191,767
End of year	$321,355	$257,580	$367,388

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$9,676	$9,668	$759
Income taxes paid	$167,478	$164,223	$147,122
NON-CASH INVESTING ACTIVITIES
Change in fair value of investment securities –
unrealized gain (loss)	$(2,514)	$1,503	$(183)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, name brand apparel, shoes and accessories for the entire family, as well as gift items, linens and other home-related merchandise. At the end of fiscal 2008, the Company operated 904 Ross Dress for Less® (“Ross”) locations in 27 states and Guam and 52 dd’s DISCOUNTS® stores in four states, which are supported by four distribution centers. The Company’s headquarters, two distribution centers and 26% of its stores are located in California.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 are referred to as fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Fiscal 2006 was 53 weeks. Fiscal 2008 and 2007 were 52 weeks.

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

Purchase obligations. As of January 31, 2009, the Company had purchase obligations of approximately $621.1 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $574.0 million represent purchase obligations of less than one year as of January 31, 2009.

Cash and cash equivalents. Cash and cash equivalents are highly liquid, fixed income instruments purchased with an original maturity of three months or less.

Investments. The Company’s investments are comprised of various debt securities. At January 31, 2009 and February 2, 2008, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short-term or long-term based on their original maturities. Investments with an original maturity of less than one year are classified as short-term. See Note B for additional information.

Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in the Company's warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway inventory accounted for approximately 38% of total inventories as of January 31, 2009 and February 2, 2008. The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts.

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

Property and equipment. Property and equipment, which include amounts recorded under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property. Depreciation and amortization expense on property and equipment was $134.0 million, $120.7 million and $107.8 million for fiscal 2008, 2007 and 2006, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs, net of amortization, of $125.8 million and $136.4 million at January 31, 2009 and February 2, 2008, respectively, are included in fixtures and equipment and are amortized over their estimated useful life generally ranging from five to seven years. Property under capital leases, net of depreciation, of $0.6 million at January 31, 2009 relates to distribution center equipment and has a term of two years. The Company capitalizes interest during the construction period. Interest capitalized was $3.2 million and $0.9 million in fiscal 2008 and fiscal 2007, respectively.

Other long-term assets. Other long-term assets as of January 31, 2009 and February 2, 2008 consist of the following:

($000)	2008	2007
Deferred compensation assets	$37,304	$48,174
Goodwill	2,889	2,889
Deposits	3,851	3,270
Intangibles and other	8,082	9,907
Total	$52,126	$64,240

Intangible assets are principally comprised of lease rights, which are payments made to acquire store leases. An impairment loss would be recognized if the undiscounted cash flow of an asset group was less than the carrying value of the asset group. Lease rights are amortized over the remaining life of the lease. Amortization expense related to these intangible assets was $0.1 million, $0.2 million and $0.3 million for fiscal 2008, 2007 and 2006, respectively.

Other long-term assets and certain identifiable intangibles that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation as of January 31, 2009 and February 2, 2008, no adjustments were required to reduce the carrying value of intangible assets to fair value.

Store closures. The Company continually reviews the operating performance of individual stores. For stores that are to be closed, the Company records a liability for future minimum lease payments and related ancillary costs at the time the liability is incurred. In 2008, the Company closed six Ross Dress for Less and five dd’s DISCOUNTS locations. In connection with the dd’s store closures, the Company recognized a lease loss liability of approximately $1.0 million. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $97.2 million and $102.0 million at January 31, 2009 and February 2, 2008, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Self-insurance. The Company is self-insured for workers’ compensation, general liability insurance costs and costs of certain medical plans. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance reserves as of January 31, 2009 and February 2, 2008 consist of the following:

($ millions)	2008	2007
Workers’ Compensation	$57.5	$59.2
General Liability	18.3	16.3
Medical Plans	3.2	2.7
Total	$79.0	$78.2

Workers’ compensation and self-insured medical plan liabilities are included in accrued payroll and benefits and accruals for general liability are included in accrued expenses and other in the accompanying consolidated balance sheets.

Lease accounting. When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, the Company records rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. The Company amortizes deferred rent on a straight-line basis over the lease term commencing on the possession date. As of January 31, 2009 and February 2, 2008, the balance of deferred rent was $57.4 million and $55.7 million, respectively, and is included in other long-term liabilities. Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term. Changes in tenant improvement allowances are included as a component of operating activities in the consolidated statements of cash flows.

Other long-term liabilities. Other long-term liabilities as of January 31, 2009 and February 2, 2008 consist of the following:

($000)	2008	2007
Deferred rent	$57,428	$55,655
Deferred compensation	37,304	48,174
Tenant improvement allowances	29,818	29,942
Income taxes (See Note F)	26,019	23,221
Other	6,157	4,177
Total	$156,726	$161,169

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable, and accounts payable approximates their estimated fair value.

Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of gift cards are deferred until they are redeemed for the purchase of Company merchandise. Sales tax collected is not recognized as revenue and is included in accrued expenses and other.

Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in accrued expenses and other in the consolidated balance sheets. The allowance for sales returns consists of the following:

	Beginning			Ending
($000)	balance	Additions	Reductions	balance
Year ended:
January 31, 2009	$4,559	$452,035	$451,892	$4,702
February 2, 2008	$4,320	$408,434	$408,195	$4,559
February 3, 2007	$6,101	$376,173	$377,954	$4,320

Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred. Advertising costs for fiscal 2008, 2007 and 2006 were $53.9 million, $50.2 million and $45.5 million, respectively.

Stock-based compensation. The Company accounts for stock-based compensation in accordance with SFAS 123(R), “Share-Based Payment,” which requires recognition of compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. See Note C for more information on the Company’s stock-based compensation plans.

Taxes on earnings. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or tax rates.

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

In fiscal 2008, 2007 and 2006 there were 583,000, 1,277,000, and 3,114,000 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

		Effect of dilutive
	Basic	common stock	Diluted
Shares in (000s)	EPS	equivalents	EPS
2008
Shares	129,235	2,080	131,315
Amount	$2.36	$(.03)	$2.33

2007
Shares	135,093	2,049	137,142
Amount	$1.93	$(.03)	$1.90

2006
Shares	139,488	2,395	141,883
Amount	$1.73	$(.03)	$1.70

Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States and, therefore, comprise only one segment.

Sales Mix. The Company’s sales mix is shown below for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Ladies	32%	32%	33%
Home accents and bed and bath	23%	23%	22%
Men’s	14%	15%	15%
Accessories, lingerie, fine jewelry, and fragrances	12%	11%	11%
Shoes	10%	10%	10%
Children’s	9%	9%	9%
Total	100%	100%	100%

Comprehensive income. Comprehensive income consists of net earnings and other comprehensive income, principally unrealized investment gains or losses. Components of comprehensive income are presented in the consolidated statements of stockholders’ equity.

Derivative instruments and hedging activities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires the Company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The Company had no derivative instruments outstanding as of January 31, 2009 or February 2, 2008.

Adoption of new accounting standards.

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application was deferred for one year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands required disclosures about fair value measurements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings.

The Company adopted SFAS No. 157, and SFAS No. 159 effective February 3, 2008. Adoption of the deferred provisions of SFAS No. 157 will not have a material impact on the Company’s operating results or financial position.

Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of January 31, 2009 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$1,100	$-	$-	$1,100	$-	$1,100
Asset-backed securities	984	5	200	789	389	400
Corporate securities	13,773	152	685	13,240	-	13,240
U.S. Government and agency
securities	15,940	446	-	16,386	-	16,386
Mortgage-backed securities	8,189	119	1,011	7,297	409	6,888
Total	$39,986	$722	$1,896	$38,812	$798	$38,014

The amortized cost and fair value of the Company’s available-for-sale securities as of February 2, 2008 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$5,900	$-	$-	$5,900	$4,000	$1,900
Asset-backed securities	1,446	17	35	1,428	862	566
Corporate securities	13,644	227	184	13,687	428	13,259
U.S. Government and agency
securities	16,482	1,133	-	17,615	350	17,265
Mortgage-backed securities	8,052	217	35	8,234	458	7,776
Total	$45,524	$1,594	$254	$46,864	$6,098	$40,766

At January 31, 2009, the Company had investments of approximately $40.0 million of which $4.0 million had gross unrealized losses of $1.0 million which had been in a continuous unrealized loss position for more than twelve months. Of the remaining $36.0 million, $6.9 million of investments had gross unrealized losses of $0.9 million which had been in a continuous unrealized loss position for less than twelve months. These unrealized losses on investments were caused primarily by the downturn in the market values of mortgaged backed securities and in the financial sector during 2008. The Company does not consider these investments to be other than temporarily impaired at January 31, 2009.

In applying the valuation principles in SFAS No. 157 to financial assets and liabilities, a three-tier fair value hierarchy was used to prioritize the inputs used in the valuation methodologies as follows:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

This fair value hierarchy also requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Asset-backed, corporate, U.S. Government and agency, and mortgage-backed securities are classified within Level 1 or Level 2 because these securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company’s investment in auction rate securities is classified within Level 3 because these are valued using valuation techniques for which some of the inputs to these models are unobservable in the market.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 31,	Assets	Inputs	Inputs
($000)	2009	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$1,100	$-	$-	$1,100
Asset-backed securities	789	-	789	-
Corporate securities	13,240	-	13,240	-
U.S. Government and agency securities	16,386	16,386	-	-
Mortgage-backed securities	7,297	-	7,297	-
Total assets measured at fair value	$38,812	$16,386	$21,326	$1,100

The underlying assets in the Company’s non-qualified deferred compensation program totaling $37.3 million as of January 31, 2009 (included in Other long term assets) primarily consist of money market, stable value, stock, and bond funds. The fair value measurement for funds that are quoted market prices in active markets (Level 1) totaled $28.7 million as of January 31, 2009. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $8.6 million as of January 31, 2009. Fair market value for these funds is considered to be the sum of participant funds invested under the contract plus accrued interest.

The maturities of investment securities at January 31, 2009 were:

		Estimated
($000)	Cost basis	fair value
Maturing in one year or less	$886	$798
Maturing after one year through five years	25,646	25,600
Maturing after five years through ten years	11,525	10,532
Maturing after ten years	1,929	1,882
Total	$39,986	$38,812

The maturities of investment securities at February 2, 2008 were as follows:

		Estimated
($000)	Cost basis	fair value
Maturing in one year or less	$6,069	$6,098
Maturing after one year through five years	21,789	22,367
Maturing after five years through ten years	16,249	16,959
Maturing after ten years	1,417	1,440
Total	$45,524	$46,864

Note C: Stock-based compensation

For fiscal 2008, 2007 and 2006 the Company recognized stock-based compensation expense as follows:

($000)	2008	2007	2006
Stock options and ESPP	$5,359	$9,083	$13,221
Restricted stock and performance awards	17,216	16,082	13,459
Total	$22,575	$25,165	$26,680

Capitalized stock-based compensation cost was not significant in any year.

No stock options were granted during 2008. Beginning in 2008, the Company no longer offers a lookback option in determining the purchase price for shares purchased under the ESPP. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

At January 31, 2009, the Company had two stock-based compensation plans, which are further described in Note H. The fair value of stock options and ESPP rights granted during the respective periods under these plans were estimated using the following assumptions:

Stock Options	2008	2007	2006
Expected life from grant date (years)	--	3.9	4.2
Expected volatility	--	28.4%	32.5%
Risk-free interest rate	--	4.7%	4.6%
Dividend yield	--	0.9%	0.8%

Employee Stock Purchase Plan	2008	2007	2006
Expected life from grant date (years)	--	1.0	1.0
Expected volatility	--	26.4%	26.7%
Risk-free interest rate	--	5.0%	4.5%
Dividend yield	--	0.9%	0.8%

Total stock-based compensation recognized in the Company’s consolidated Statements of Earnings for fiscal 2008, 2007 and 2006 is as follows:

Statements of Earnings Classification	2008	2007	2006
($000)
Cost of goods sold	$10,021	$10,736	$11,475
Selling, general and administrative	12,554	14,429	15,205
Total	$22,575	$25,165	$26,680

The weighted average fair values per share of stock options granted during 2007 and 2006 were $9.12 and $8.52, respectively. The weighted average fair values per share of employee stock purchase awards for fiscal 2007 and 2006 were $8.02 and $7.72, respectively.

Note D: Debt

Bank credit facilities. The Company has a $600 million revolving credit facility with an expiration date of July 2011 and interest pricing at LIBOR plus 45 basis points. This facility contains a $300 million sublimit for issuance of standby letters of credit, of which $239.6 million was available at January 31, 2009. Interest is payable upon borrowing maturity but no less than quarterly. Borrowing under this credit facility is subject to the Company maintaining certain interest coverage and other financial ratios. The Company had no borrowings outstanding under this facility as of January 31, 2009 and was in compliance with the covenants.

Senior Notes. The Company has a Note Purchase Agreement with various institutional investors for $150 million of unsecured senior notes. The notes were issued in two series and funding occurred in December 2006. The Series A notes, issued for an aggregate of $85 million, are due in December 2018, and bear interest at a rate of 6.38%. The Series B notes, issued for an aggregate of $65 million, are due in December 2021, and bear interest at a rate of 6.53%. The fair value of these notes as of January 31, 2009 of approximately $156 million is estimated by obtaining comparable market quotes. Borrowings under these notes are subject to certain covenants including interest coverage and other financial ratios. As of January 31, 2009, the Company was in compliance with these covenants.

Letters of credit. The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability programs. The Company had $60.4 million and $61.1 million in standby letters of credit at January 31, 2009 and February 2, 2008, respectively.

The Company also had $16.7 million and $20.8 million in trade letters of credit outstanding at January 31, 2009 and February 2, 2008, respectively.

Note E: Leases

The Company leases all but two of its store sites with original, non-cancelable terms that in general range from three to ten years. In addition, the Company leases selected information technology related equipment under operating leases. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals and for payment of certain expenses. In addition, some store leases also have provisions for additional rent based on a percentage of sales.

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years and the Company typically has options to renew the leases for two to three one-year periods. Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term. The Company’s obligation under the residual value guarantee at the end of the respective lease terms is $3.9 million.

The Company also leases a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center is being financed under a $70 million ten-year synthetic lease facility that expires in July 2013. Rent expense on this distribution center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, the Company must either refinance the distribution facility, purchase it at the amount of the then-outstanding lease balance, or sell it to a third party. If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million.

In accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company has recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $1.2 million for the POS leases. These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other,” respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets.

In November 2001, the Company entered into a nine-year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse in Carlisle, Pennsylvania. In January 2009, the Company exercised a three-year option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2013. In June 2008, the Company purchased a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store the Company’s packaway inventory. The Company also leases a 10-acre parcel that has been developed for trailer parking adjacent to its Perris distribution center.

The synthetic lease facilities described above, as well as the Company’s revolving credit facility and senior notes, have covenant restrictions requiring the Company to maintain certain interest coverage and other financial ratios. In addition, the interest rates under these agreements may vary depending on the Company’s actual interest coverage ratios. As of January 31, 2009, the Company was in compliance with these covenants.

The Company leases approximately 181,000 square feet of office space for its corporate headquarters in Pleasanton, California, under several facility leases. The lease terms for these facilities expire between 2010 and 2014 and contain renewal provisions.

The Company leases approximately 161,000 square feet of office space for its New York buying office and approximately 15,000 square feet for its Los Angeles buying office. The lease terms for these facilities expire in 2015 and 2011, respectively. The lease term for the New York office contains a renewal provision.

The aggregate future minimum annual lease payments under leases in effect at January 31, 2009 are as follows:

		Operating	Synthetic	Residual value
($000)	Capital leases	leases	leases	guarantees	Total leases
2009	$389	$335,280	$6,542	$2,379	$344,590
2010	325	323,612	4,580	814	329,331
2011	-	289,701	4,466	714	294,881
2012	-	254,554	4,091	-	258,645
2013	-	218,655	2,045	56,000	276,700
Thereafter	-	478,253	-	-	478,253
Total minimum lease payments	$714	$1,900,055	$21,724	$59,907	$1,982,400

Total rent expense for all leases was $325.9 million in 2008, $301.6 million in 2007, and $274.2 million in 2006.

Note F: Taxes on Earnings

The provision for taxes consisted of the following:

($000)	2008	2007	2006
Current
Federal	$152,833	$160,155	$153,263
State	13,285	14,613	14,064
	166,118	174,768	167,327

Deferred
Federal	23,621	(9,263)	(10,268)
State	183	(1,436)	(416)
	23,804	(10,699)	(10,684)
Total	$189,922	$164,069	$156,643

In fiscal 2008, 2007 and 2006, the Company realized tax benefits of $8.5 million, $6.5 million and $12.1 million, respectively, related to employee equity programs that were credited to additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. Differences are as follows:

	2008	2007	2006
Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit) and other, net	3%	4%	4%
	38%	39%	39%

The components of deferred income taxes at January 31, 2009 and February 2, 2008 are as follows:

($000)	2008	2007
Deferred Tax Assets
Deferred compensation	$25,015	$29,163
Deferred rent	10,490	9,755
Employee benefits	7,861	7,474
Accrued liabilities	18,776	20,999
California franchise taxes	3,701	3,976
Stock-based compensation	7,771	7,991
Other	5,761	3,950
	79,375	83,308
Deferred Tax Liabilities
Depreciation	(121,952)	(105,174)
Merchandise inventory	(30,627)	(27,544)
Supplies	(7,015)	(6,281)
Prepaid expenses	(5,657)	(5,538)
Other	2,812	1,969
	(162,439)	(142,568)
Net Deferred Tax Liabilities	$(83,064)	$(59,260)

Classified as:
Current net deferred tax asset	$14,093	$19,639
Long-term net deferred tax liability	(97,157)	(78,899)
Net Deferred Tax Liabilities	$(83,064)	$(59,260)

Effective February 4, 2007, the Company adopted the provisions of FIN 48. As a result, the Company established a $26.3 million reserve for unrecognized tax benefits, inclusive of $6.0 million of related interest. The reserve is classified as a long-term liability and included in other long-term liabilities in the Company’s consolidated balance sheets. Upon adoption of FIN 48, the Company also recognized a reduction in retained earnings of $7.4 million and certain other deferred income tax assets and liabilities were reclassified.

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest) since adoption of FIN 48 at January 31, 2009 and February 2, 2008 are as follows:

($000)	2008	2007
Unrecognized tax benefits - beginning of year	$23,218	$25,680
Gross increases:
Tax positions in current period	4,695	5,451
Tax positions in prior period	3,658	1,486
Gross decreases:
Tax positions in prior periods	(1,115)	(6,352)
Lapse of statute limitations	(1,783)	(3,004)
Settlements	(2,335)	(43)
Unrecognized tax benefit - at year end	$26,338	$23,218

In fiscal 2008 and 2007, the reserves for unrecognized tax benefits (net of federal tax benefits) were $26.0 million and $23.2 million inclusive of $6.5 million and $5.6 million of related interest, respectively. The Company adopted a new tax method of accounting which reduced its reserve during fiscal 2007. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $19.2 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. As a result, the total amount of unrecognized tax benefits may decrease, which would reduce the provision for taxes on earnings by up to $1.5 million, net of federal tax benefits.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2005 through 2008. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2004 through 2008. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the result of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $7.3 million, $6.8 million and $6.1 million in fiscal 2008, 2007 and 2006, respectively.

The Company also has an Incentive Compensation Plan, which provides cash awards to key management employees based on Company and individual performance.

The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $37.3 million and $48.2 million at January 31, 2009 and February 2, 2008, respectively, of long-term investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan. Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $37.3 million and $48.2 million at January 31, 2009 and February 2, 2008, respectively, included in other long-term liabilities in the consolidated balance sheets.

In addition, the Company has certain individuals who receive or will receive post-employment benefits. The estimated liability for these benefits of $4.3 million and $3.2 million is included in accrued liabilities and other in the accompanying consolidated balance sheets as of January 31, 2009 and February 2, 2008, respectively.

Note H: Stockholders' Equity

Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Common stock. In January 2008 the Company’s Board of Directors approved a two-year stock repurchase program of up to $600 million for fiscal 2008 and 2009. In November 2005, the Company’s Board of Directors authorized a two-year stock repurchase program of up to $400 million for fiscal 2006 and 2007. The following table summarizes the Company’s stock repurchase activity in fiscal 2008, 2007 and 2006:

	Shares repurchased	Average repurchase	Repurchased
Fiscal Year	(in millions)	price	(in millions)
2008	9.3	$32.09	$300.0
2007	6.9	$29.10	$200.0
2006	7.1	$28.17	$200.0

Dividends. In January 2009, the Company’s Board of Directors declared a quarterly cash dividend of $.11 per common share, payable on March 31, 2009. The Company’s Board of Directors declared quarterly cash dividends of $.095 per common share in January, May, August and November 2008, a cash dividend of $.075 per common share in January, May, August and November 2007, and a cash dividend of $.06 per common share in January, May, August and November 2006.

2008 Equity Incentive Plan. On May 22, 2008, the Company’s stockholders approved the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 8.3 million shares of the Company’s common stock, of which 6.0 million shares can be issued as full value awards. The 2008 Plan replaced the 2004 Equity Incentive Plan (the “2004 Plan”). The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards.

As of January 31, 2009, there were 5.8 million shares that remained available for grant under the 2008 Plan. A summary of the stock option activity for fiscal 2008, 2007 and 2006 is presented below.

			Weighted
			average
	Number	Weighted	remaining
	of	average	contractual	Aggregate
(000, except per share data)	shares	exercise price	term	intrinsic value
Outstanding at January 28, 2006	8,665	$20.51
Granted	796	$27.70
Exercised	(1,887)	$14.80
Forfeited	(347)	$27.16

Outstanding at February 3, 2007	7,227	$22.47
Granted	593	$34.04
Exercised	(985)	$16.35
Forfeited	(216)	$27.61

Outstanding at February 2, 2008	6,619	$24.25
Granted	--	--
Exercised	(1,984)	$21.50
Forfeited	(101)	$26.93

Outstanding at January 31, 2009	4,534	$25.39	5.38	$27,304
Vested or Expected to Vest at January 31, 2009	4,467	$25.27	5.34	$27,258
Exercisable at January 31, 2009	3,772	$23.97	4.90	$26,565

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 31, 2009 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number of	Remaining	Exercise	Number of	Exercise
Exercise price range			shares	life	price	shares	price
$7.19	to	$19.02	913	2.10	$ 13.62	913	$13.62
$19.13	to	$27.54	928	5.21	$ 24.36	867	$24.29
$27.55	to	$28.61	1,435	6.25	$ 28.21	1,305	$28.20
$28.62	to	$32.85	734	5.99	$ 29.40	687	$29.30
$34.37	to	$34.37	524	8.14	$ 34.37	-	$-
$7.19	to	$34.37	4,534	5.38	$ 25.39	3,772	$23.97

During fiscal 2008 restricted stock awards totaling 618,000 were issued and 33,000 shares were forfeited under the 2008 and 2004 Plans. During fiscal 2007 and 2006, restricted stock awards totaling 568,000 and 569,000, respectively, were issued under the 2004 Plan, and 43,000 and 149,000 shares were forfeited during each respective year. The market value of these shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years. The unamortized compensation expense at January 31, 2009 and February 2, 2008 was $31.0 million and $29.6 million, respectively. During fiscal 2008, 2007 and 2006, shares purchased by the Company for tax withholding totaled 163,000, 125,000 and 133,400 shares, respectively, and are considered treasury shares which are available for reissuance. As of January 31, 2009 and February 2, 2008, the Company held 1,128,000 and 965,000 shares of treasury stock, respectively. As of January 31, 2009 and February 2, 2008, shares of unvested restricted stock subject to repurchase totaled 1.9 million and 2.0 million shares respectively. A total of 5,840,000, 2,709,000 and 3,278,000 shares were available for new restricted stock awards at the end of fiscal 2008, 2007 and 2006, respectively.

Performance share awards. Beginning in fiscal 2007, the Company initiated a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during a performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. The Company recognized $1.5 million and $0.6 million of expense related to performance share awards in fiscal 2008 and 2007, respectively.

Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible full-time employees participating in the annual offering period can choose to have up to the lesser of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock. Starting in 2008, the purchase price of the stock is 85% of the market price on the date of purchase. In addition, purchases occur on a calendar quarterly basis (on the last trading day of each quarter). Prior to 2008, the purchase price of the stock was the lower of 85% of the market price at the beginning of the offering period, or end of the offering period. During fiscal 2008, 2007 and 2006, employees purchased approximately 188,000, 214,000 and 183,000 shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $27.89, $21.73 and $24.86, respectively. Through January 31, 2009, approximately 8,927,000 shares had been issued under this plan and 1,073,000 shares remained available for future issuance.

Note I: Related Party Transactions

The Company has an agreement with its Chairman of the Board of Directors under which the Company pays an annual consulting fee of $1.1 million in monthly installments through January 2012. In addition, the agreement provides for administrative support and health and other benefits for the individual and his dependents which totaled approximately $0.2 million in fiscal 2008, 2007, and 2006, along with amounts to cover premiums through January 2012 on a life insurance policy with a death benefit of $2 million.

Note J: Litigation, Claims, and Assessments

Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to assistant store managers at all Company stores under federal and state law, remains pending as of January 31, 2009.

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

Note K: Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2008 and 2007 is presented in the tables below.

Year ended January 31, 2009:
	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended
	May 3,	August 2,	November 1,	January 31,
($000, except per share data)	2008	2008	2008	2009
Sales	$1,556,328	$1,640,412	$1,555,287	$1,734,112

Cost of goods sold	1,181,557	1,255,222	1,198,451	1,321,346
Selling, general and administrative	247,672	268,839	262,534	255,312
Interest (income) expense, net	(1,621)	(1,052)	(15)	2,531
Total costs and expenses	1,427,608	1,523,009	1,460,970	1,579,189
Earnings before taxes	128,720	117,403	94,317	154,923
Provision for taxes on earnings	49,235	46,104	37,047	57,536
Net earnings	$79,485	$71,299	$57,270	$97,387

Earnings per share – basic[2]	$.61	$.55	$.44	$.77
Earnings per share – diluted[2]	$.60	$.54	$.44	$.76

Dividends declared per
share on common stock	$-	$.095	$.095	$.205	[1]
Stock price³
High	$34.39	$39.69	$41.31	$31.64
Low	$27.09	$33.61	$27.10	$22.10

[1] Includes $.095 per share dividend declared in November 2008 and $.11 dividend declared in January 2009.
[2] Quarterly EPS results may not equal full year amounts due to rounding.
[3] Ross Stores, Inc. common stock trades on The NASDAQ Global Select Market® under the symbol ROST.

Year ended February 2, 2008:
	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended
	May 5,	August 4,	November 3,	February 2,
($000, except per share data)	2007	2007	2007	2008
Sales	$1,410,541	$1,444,632	$1,468,337	$1,651,702

Cost of goods sold	1,071,278	1,131,286	1,150,754	1,264,902
Selling, general and administrative	230,203	229,326	238,847	237,525
Interest (income) expense, net	(1,391)	65	(12)	(2,691)
Total costs and expenses	1,300,090	1,360,677	1,389,589	1,499,736
Earnings before taxes	110,451	83,955	78,748	151,966
Provision for taxes on earnings	43,407	33,092	30,066	57,504
Net earnings	$67,044	$50,863	$48,682	$94,462

Earnings per share – basic[2]	$.49	$.37	$.36	$.71
Earnings per share – diluted[2]	$.48	$.37	$.36	$.70

Dividends declared per
share on common stock	$-	$.075	$.075	$.170	[1]
Stock price³
High	$34.86	$34.52	$30.02	$29.89
Low	$31.46	$27.58	$25.61	$21.48

[1] Includes $.075 per share dividend declared in November 2007 and $.095 dividend declared in January 2008.
[2] Quarterly EPS results may not equal full year amounts due to rounding.
[3] Ross Stores, Inc. common stock trades on The NASDAQ Global Select Market® under the symbol ROST.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of January 31, 2009 and February 2, 2008, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2009. We also have audited the Company's internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note F to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.109, effective February 4, 2007.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
March 26, 2009

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

Our internal control over financial reporting as of January 31, 2009 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 26, 2009, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B.     OTHER INFORMATION.

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by item 401 of Regulation S-K is incorporated herein by reference to the sections entitled "Executive Officers of the Registrant" at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 20, 2009 (the "Proxy Statement") entitled "Information Regarding Nominees and Incumbent Directors." Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” We have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled "Information Regarding Nominees and Incumbent Directors" under the caption “Audit Committee.”

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Administrative Officer, Chief Operations Officer, Chief Financial Officer, Vice President Controller, Vice President Accounting and Assistant Controller, Vice President Finance and Treasurer, Vice President Investor and Media Relations, and other positions that may be designated by the Company. This Code of Ethics is posted on our corporate website (www.rossstores.com). We intend to satisfy the disclosure requirements of Item 10 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 31, 2009:

	(a)		(c)
	Number of securities	(b)	Number of securities
	to be issued upon	Weighted average	remaining available for
	exercise of	exercise price per	future issuance
	outstanding options	share of outstanding	(excluding securities
Shares in (000s)	and rights	options and rights	reflected in column (a))[1]
Equity compensation
plans approved by
security holders	3,561[2]	$ 26.93	6,913[3]

Equity compensation
plans not approved by
security holders[4]	973	$ 19.75	-

Total	4,534	$ 25.39	6,913

[1] After approval by stockholders of the 2008 Equity Incentive Plan in May 2008, any shares remaining available for grant in the share reserves of the 2004 Equity Incentive Plan, 1992 Stock Option Plan, the 2000 Equity Plan, the 1991 Outside Directors Stock Option Plan and the 1988 Restricted Stock Plan were automatically canceled.
[2] Represents shares reserved for options granted under the prior 1992 Stock Option Plan, the prior 1991 Outside Directors Stock Option Plan, the 2004 Equity Incentive Plan, and the 2008 Equity Incentive Plan.
[3] Includes 1,073,000 shares reserved for issuance under the Employee Stock Purchase Plan and 5,840,000 shares reserved for issuance under the 2008 Equity Incentive Plan.
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

The following consolidated financial statements are included herein under Item 8:

Consolidated Statements of Earnings for the years ended January 31, 2009, February 2, 2008, and February 3, 2007.

Consolidated Balance Sheets at January 31, 2009 and February 2, 2008.

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2009, February 2, 2008 and February 3, 2007.

Consolidated Statements of Cash Flows for the years ended January 31, 2009, February 2, 2008 and February 3, 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

	2.	List of Consolidated Financial Statement Schedules.

Schedules are omitted because they are not required, not applicable, or such information is included in the consolidated financial statements or notes thereto which are included in this Report.

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

ROSS STORES, INC.
(Registrant)

Date: March 31, 2009	By:	/s/Michael Balmuth
Michael Balmuth
Vice Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael Balmuth	Vice Chairman, President and	March 31, 2009
Michael Balmuth	Chief Executive Officer, Director

/s/J. Call	Senior Vice President,	March 31, 2009
John G. Call	Chief Financial Officer and
Principal Accounting Officer

/s/Norman A. Ferber	Chairman of the Board, Director	March 31, 2009
Norman A. Ferber

/s/K. Gunnar Bjorklund	Director	March 31, 2009
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 31, 2009
Michael J. Bush

/s/Sharon D. Garrett	Director	March 31, 2009
Sharon D. Garrett

/s/G. Orban	Director	March 31, 2009
George P. Orban

/s/Donald H. Seiler	Director	March 31, 2009
Donald H. Seiler

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 1994.

4.1	Note Purchase Agreement dated October 17, 2006 incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2006.

10.1	Lease dated July 23, 2003 of Certain Property located in Perris, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2003.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.2 - 10.60)

10.2	Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.3	Amendment to Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.4	Ross Stores, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.5	Fourth Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2000.

10.6	Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan dated November 20, 2007 incorporated by reference to Exhibit 10.6 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2008.

10.7	Fourth Amended and Restated Ross Stores, Inc. 1988 Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.8	Amended and Restated Ross Stores, Inc. 1991 Outside Directors Stock Option Plan, as amended through January 30, 2003, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2003.

10.9	Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.10	Ross Stores Executive Dental Plan, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.11	Ross Stores Second Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.12	Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 29, 2000.

10.13	Ross Stores, Inc. Second Amended and Restated Incentive Compensation Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 12, 2006.

10.14	Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 15, 2004.

10.15	Second Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan effective March 22, 2007 incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.16	First Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan, effective May 17, 2005, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.17	Form of Stock Option Agreement for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.18	Form of Restricted Stock Agreement for stock awards granted pursuant to the Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.19	Form of Stock Option Agreement for Non-Employee Directors for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.20	Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 14, 2008.

10.21	Form of Nonemployee Director Equity Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.22	Form of Nonemployee Director Equity Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.23	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.4 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.24	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.5 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.25	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.6 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.26	Form of Notice of Grant of Stock Option and Stock Option Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.7 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.27	Form of Indemnity Agreement between Ross Stores, Inc. for Directors and Executive Officers, incorporated by reference to Exhibit 10.27 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.28	Independent Contractor Consultancy Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.41 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.29	Retirement Benefit Package Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.42 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.30	Amendment to Independent Contractor Consultancy Agreement dated January 10, 2001 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 3, 2001.

10.31	Amendment #2 to the Independent Contractor Consultancy Agreement dated January 7, 2002 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.32	Third Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2003 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 of the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2003.

10.33	Fourth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2004 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.34	Fifth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2005 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.20 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.35	Sixth Amendment to the Independent Contractor Consultancy Agreement between Norman A. Ferber and Ross Stores, Inc. effective February 1, 2006, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2006.

10.36	Revised and Restated Sixth Amendment to the Independent Contractor Consultancy Agreement executed June 2007 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2007.

10.37	Seventh Amendment to the Independent Contractor Consultancy Agreement executed March 2008 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2008.

10.38	Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.39	First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2003.

10.40	Second Amendment to the Employment Agreement effective May 18, 2005 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.41	Third Amendment to the Employment Agreement executed April 2007 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.8 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.42	Restated Third Amendment to the Employment Agreement executed December 29, 2008 between Michael Balmuth and Ross Stores, Inc.

10.43	Consulting Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective April 1, 2002, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2002.

10.44	Amendment to 2002 Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective August 21, 2003, incorporated by reference to Exhibit 10.31 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended November 1, 2003.

10.45	Second Amendment to Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw effective April 1, 2005, incorporated by reference to Exhibit 10.38 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.46	Third Amendment to Independent Contractor Consultancy Agreement between Ross Stores, Inc. and Stuart G. Moldaw executed September 2007, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended November 3, 2007.

10.47	Form of Executive Employment Agreement between Ross Stores, Inc. and Executive Vice Presidents or Senior Vice Presidents, incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.48	Form of Executive Employment Agreement between Ross Stores, Inc. and Executive Vice Presidents or Senior Vice Presidents.

10.49	Employment Agreement effective January 3, 2005 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.36 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.50	First Amendment to the Employment Agreement effective October 1, 2005 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 29, 2005.

10.51	Employment Agreement executed April 2007 between Lisa Panattoni and Ross Stores, Inc. incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.52	First Amendment to the Employment Agreement effective December 31, 2008 between Lisa Panattoni and Ross Stores, Inc.

10.53	Employment Agreement executed April 2007 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.54	First Amendment to the Employment Agreement executed April 2007 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.55	Second Amendment to the Employment Agreement effective December 31, 2008 between Barbara Rentler and Ross Stores, Inc.

10.56	Form of Performance Share Award Agreement incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.57	Employment Agreement executed October 2007 between John G. Call and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended November 3, 2007.

10.58	First Amendment to the Employment Agreement effective December 31, 2008 between John G. Call and Ross Stores, Inc.

10.59	Employment Agreement executed March 22, 2007 between Michael O’Sullivan and Ross Stores, Inc.

10.60	First Amendment to the Employment Agreement effective December 31, 2008 between Michael O’Sullivan and Ross Stores, Inc.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.