Form 10-Q
period 2009-05-02
ROSS STORES INC
filed 2009-06-10
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes          No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    X     Accelerated filer          Non-accelerated filer          Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No    X
The number of shares of Common Stock, with $.01 par value, outstanding on May 21, 2009 was 126,648,834.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended
	May 2,	May 3,
($000, except stores and per share data, unaudited)	2009	2008
Sales	$1,691,599	$1,556,328

Costs and expenses
Costs of goods sold	1,268,709	1,181,557
Selling, general and administrative	272,030	247,672
Interest expense (income), net	1,656	(1,621)
Total costs and expenses	1,542,395	1,427,608

Earnings before taxes	149,204	128,720
Provision for taxes on earnings	57,817	49,235
Net earnings	$91,387	$79,485

Earnings per share
Basic	$0.73	$0.61
Diluted	$0.72	$0.60

Weighted average shares outstanding (000)
Basic	124,692	131,319
Diluted	126,564	133,314

Dividends per share
Cash dividends declared per share	$0.00	$0.00

Stores open at end of period	974	918

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
	May 2,	January 31,	May 3,
($000, unaudited)	2009	2009	2008
Assets

Current Assets
Cash and cash equivalents	$459,302	$321,355	$305,804
Short-term investments	1,033	798	2,237
Accounts receivable	50,098	41,170	48,892
Merchandise inventory	917,661	881,058	1,028,576
Prepaid expenses and other	65,557	55,241	61,263
Deferred income taxes	13,487	14,093	20,149
Total current assets	1,507,138	1,313,715	1,466,921

Property and Equipment
Land and buildings	202,004	201,385	143,860
Fixtures and equipment	1,092,652	1,073,990	956,913
Leasehold improvements	513,324	509,971	489,484
Construction-in-progress	73,431	72,839	89,731
	1,881,411	1,858,185	1,679,988
Less accumulated depreciation and amortization	938,979	906,529	809,432
Property and equipment, net	942,432	951,656	870,556

Long-term investments	33,411	38,014	40,430
Other long-term assets	59,139	52,126	66,486
Total assets	$2,542,120	$2,355,511	$2,444,393

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$682,251	$536,745	$661,847
Accrued expenses and other	225,564	238,516	225,562
Accrued payroll and benefits	134,571	170,878	118,094
Income taxes payable	46,333	9,120	42,672
Total current liabilities	1,088,719	955,259	1,048,175

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	163,687	156,726	169,487
Deferred income taxes	103,956	97,157	82,506

Commitments and contingencies

Stockholders’ Equity
Common stock	1,265	1,273	1,328
Additional paid-in capital	647,136	626,117	595,086
Treasury stock	(34,892)	(30,819)	(28,452)
Accumulated other comprehensive (loss) income	(965)	(1,174)	(19)
Retained earnings	423,214	400,972	426,282
Total stockholders’ equity	1,035,758	996,369	994,225
Total liabilities and stockholders’ equity	$2,542,120	$2,355,511	$2,444,393

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
	Three Months Ended
	May 2,	May 3,
($000, unaudited)	2009	2008
Cash Flows From Operating Activities
Net earnings	$91,387	$79,485
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	37,556	33,048
Stock-based compensation	6,497	5,196
Deferred income taxes	7,405	3,097
Tax benefit from equity issuance	2,821	3,149
Excess tax benefit from stock-based compensation	(2,064)	(2,167)
Change in assets and liabilities:
Merchandise inventory	(36,603)	(3,281)
Other current assets, net	(19,244)	(20,766)
Accounts payable	159,514	37,428
Other current liabilities	(6,455)	19,620
Other long-term, net	(82)	6,026
Net cash provided by operating activities	240,732	160,835

Cash Flows From Investing Activities
Additions to property and equipment	(33,914)	(42,278)
Proceeds from sale of property and equipment	10	108
Net proceeds from investments	4,577	2,838
Net cash used in investing activities	(29,327)	(39,332)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	2,064	2,167
Issuance of common stock related to stock plans	19,689	16,820
Treasury stock purchased	(4,073)	(2,542)
Repurchase of common stock	(77,171)	(77,192)
Dividends paid	(13,967)	(12,532)
Net cash used in financing activities	(73,458)	(73,279)
Net increase in cash and cash equivalents	137,947	48,224

Cash and cash equivalents:
Beginning of period	321,355	257,580
End of period	$459,302	$305,804

Supplemental Cash Flow Disclosures
Income taxes paid	$9,866	$21,961

Non-Cash Investing Activities
Increase (decrease) in fair value of investment securities	$209	$(1,359)

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three Months Ended May 2, 2009 and May 3, 2008
(Unaudited)
Note A: Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 2, 2009 and May 3, 2008, and the results of operations and cash flows for the three month periods then ended. The Condensed Consolidated Balance Sheet as of January 31, 2009, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.
Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 31, 2009. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
The results of operations for the three month periods ended May 2, 2009 and May 3, 2008 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.
Total comprehensive income. The components of total comprehensive income for the three month periods ended May 2, 2009 and May 3, 2008 are as follows (in $000):

	Three Months Ended
	May 2, 2009	May 3, 2008
Net income	$91,387	$79,485
Unrealized gain (loss) on investments, net of taxes	128	(839)
Total comprehensive income	$91,515	$78,646

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable, and accounts payable approximates their estimated fair value.
Sales Mix. Our sales mix is shown below for the three month periods ended May 2, 2009 and May 3, 2008:

	Three Months Ended
	May 2, 2009	May 3, 2008
Ladies	33%	33%
Home accents and bed and bath	22%	22%
Men’s	12%	14%
Shoes	12%	12%
Accessories, lingerie, fine jewelry, and fragrances	12%	11%
Children’s	9%	8%
Total	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect actual dividends paid during the periods shown. Dividends per share reported in the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January 2009, the Company’s Board of Directors declared a quarterly cash dividend of $.11 per common share that was paid in March 2009. In January 2008 the Company’s Board of Directors declared a quarterly cash dividend of $.095 per common share that was paid in March 2008.

In May 2009, the Company’s Board of Directors declared a cash dividend of $.11 per common share, payable on June 30, 2009.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to assistant store managers at Company stores under federal and state law remains pending as of May 2, 2009.

The Company is also party to various other legal proceedings arising in the normal course of business. Actions filed against the Company include commercial, product, customer, intellectual property, and labor and employment-related claims, including lawsuits in which plaintiffs allege that the Company violated state or federal laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

In the opinion of management, resolution of pending class action litigation and other currently pending legal proceedings is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of May 2, 2009 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$1,050	$-	$-	$1,050	$-	$1,050
Asset-backed securities	984	5	(216)	773	390	383
Corporate securities	11,701	145	(542)	11,304	346	10,958
U.S. Government and agency securities	15,003	351	(98)	15,256	--	15,256
Mortgage-backed securities	6,671	103	(713)	6,061	297	5,764
Total	$35,409	$604	$(1,569)	$34,444	$1,033	$33,411

The amortized cost and fair value of the Company’s available-for-sale securities as of May 3, 2008 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$1,900	$-	$-	$1,900	$-	$1,900
Asset-backed securities	1,444	9	(63)	1,390	854	536
Corporate securities	16,143	110	(361)	15,892	427	15,465
U.S. Government and agency securities	15,504	596	(88)	16,012	-	16,012
Mortgage-backed securities	7,695	81	(303)	7,473	956	6,517
Total	$42,686	$796	$(815)	$42,667	$2,237	$40,430

At May 2, 2009, the Company had investments of approximately $35.4 million, of which $8.8 million had gross unrealized losses of $1.3 million which had been in a continuous unrealized loss position for more than twelve months. Of the remaining $26.6 million, $6.1 million of investments had gross unrealized losses of $0.3 million which had been in a continuous unrealized loss position for less than twelve months. These unrealized losses on investments were caused primarily by the downturn in the market values of mortgage-backed, asset-backed, and financial sector corporate securities. The Company does not consider these investments to be other than temporarily impaired at May 2, 2009.

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

Assets measured at fair value are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($000)	May 2, 2009	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$1,050	$-	$-	$1,050
Asset-backed securities	773	-	773	-
Corporate securities	11,304	-	11,304	-
U.S. Government and agency securities	15,256	15,256	-	-
Mortgage-backed securities	6,061	-	6,061	-
Total assets measured at fair value	$34,444	$15,256	$18,138	$1,050

The underlying assets in the Company’s non-qualified deferred compensation program totaling $44.7 million as of May 2, 2009 (included in Other long term assets) primarily consist of money market, stable value, stock, and bond funds. The fair value measurement for funds that are quoted market prices in active markets (Level 1) totaled $35.0 million as of May 2, 2009. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $9.7 million as of May 2, 2009. Fair market value for these funds is considered to be the sum of participant funds invested under the contract plus accrued interest.

Note C: Stock-Based Compensation

2008 Equity Incentive Plan. In May 2008, the Company’s stockholders approved the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 8.3 million shares of the Company’s common stock, of which 6.0 million shares can be issued as full value awards. The 2008 Plan replaced the 2004 Equity Incentive Plan. The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards.

Restricted stock. The Company grants restricted shares to directors, officers and key employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period of generally three to five years. During the three month period ended May 2, 2009, restricted stock awards totaling 698,000 shares were issued and restricted stock awards totaling 21,000 shares were forfeited. The aggregate unamortized compensation expense at May 2, 2009 was $47.4 million. During the quarter ended May 2, 2009, shares purchased by the Company for tax withholding totaled approximately 117,000 shares and are considered treasury shares which are available for reissuance. As of May 2, 2009, shares subject to repurchase related to unvested restricted stock totaled 2.2 million shares.

Performance shares. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. For the three month periods ended May 2, 2009 and May 3, 2008, the Company recognized $1.3 million and $0.1 million, respectively, of expense related to performance share awards.

Employee stock purchase plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible full-time employees participating in the annual offering period can choose to have up to the lesser of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the closing market price on the date of purchase. In addition, purchases occur on a quarterly basis (on the last trading day of each calendar quarter). Prior to 2008, the purchase price of the stock was the lower of 85% of the market price at the beginning of the offering period, or end of the offering period.

Stock-based compensation. For the three month periods ended May 2, 2009 and May 3, 2008, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 2, 2009	May 3, 2008
Stock options and ESPP	$1,115	$1,242
Restricted stock and performance shares	5,382	3,954
Total	$6,497	$5,196

No stock options were granted during the three month periods ended May 2, 2009 and May 3, 2008. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the three month periods ended May 2, 2009 and May 3, 2008 is classified as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	May 2, 2009	May 3, 2008
Cost of goods sold	$2,995	$2,061
Selling, general and administrative	3,502	3,135
Total	$6,497	$5,196

Stock option activity. The following table summarizes stock option activity for the three month period ended May 2, 2009:

			Weighted
		Weighted	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 31, 2009	4,534	$25.39
Granted	-	$-
Exercised	(750)	$24.39
Forfeited	(6)	$25.70

Outstanding at May 2, 2009	3,778	$25.59	5.29	$49,546
Vested and Expected to Vest at May 2, 2009	3,729	$25.48	5.26	$49,302
Exercisable at May 2, 2009	3,228	$24.24	4.87	$46,677

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of May 2, 2009 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number	Remaining	Exercise	Number	Exercise
Exercise price range			of shares	life	price	of shares	price
$7.19	to	$19.80	817	2.33	$14.45	817	$14.45
19.91	to	27.54	774	5.19	24.86	743	24.85
27.55	to	28.61	947	6.11	28.05	930	28.05
28.62	to	32.85	716	5.78	29.39	686	29.30
34.37	to	34.37	524	7.89	34.37	52	34.37
$7.19	to	$34.37	3,778	5.29	$25.59	3,228	$24.24

Note D: Earnings Per Share

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

For the three month periods ended May 2, 2009 and May 3, 2008, there were approximately 541,600 and 692,400 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
		Effect of Dilutive
	Basic	Common Stock	Diluted
Shares in (000s)	EPS	Equivalents	EPS
May 2, 2009
Shares	124,692	1,872	126,564
Amount	$0.73	$(0.01)	$0.72

May 3, 2008
Shares	131,319	1,995	133,314
Amount	$0.61	$(0.01)	$0.60

Note E: Debt

The Company has a $600 million revolving credit facility with an expiration date of July 2011 and interest pricing at LIBOR plus 45 basis points. The Company had no borrowings outstanding under this facility as of May 2, 2009, January 31, 2009, and May 3, 2008 and was in compliance with the covenants.

The Company has a Note Purchase Agreement with various institutional investors for $150 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of May 2, 2009 of approximately $153 million is estimated by obtaining comparable market quotes. Borrowings under these notes are subject to certain covenants, including interest coverage and other financial ratios. As of May 2, 2009, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of May 2, 2009 and May 3, 2008, the reserves for unrecognized tax benefits (net of federal tax benefits) were $26.5 million and $23.4 million inclusive of $6.9 million and $6.2 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $19.7 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $1.4 million, net of federal tax benefits.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2005 through 2008. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2004 through 2008. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Recently Issued Accounting Standards

In April 2009, three FASB Staff Positions were issued. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” addresses determining fair values in inactive markets. FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” addresses other-than-temporary impairments for debt securities. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires interim disclosures about fair value of financial instruments. All three FSPs are effective for the Company beginning May 3, 2009. The Company does not believe that adoption of these FSPs will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 03-6-1 did not have a material effect on the Company’s consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 2, 2009 and May 3, 2008, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ross Stores, Inc. and subsidiaries as of January 31, 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report (which includes an explanatory paragraph regarding the adoption of a new accounting standard) dated March 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 8, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2008. All information is based on our fiscal calendar.

Overview

We are the second largest off-price apparel and home goods retailer in the United States. As of May 2, 2009, we operated 922 Ross Dress for Less (“Ross”) locations in 27 states and Guam, and 52 dd’s DISCOUNTS stores in four states. Ross offers first-quality, in-season, name-brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name-brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

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

We believe that the stronger relative sales gains of the off-price retailers during 2008 reflected the increasing importance of value to consumers, especially as the recessionary headwinds accelerated. Our sales and earnings gains benefited from efficient execution of our resilient and flexible off-price business model. Our merchandise and operational strategies are designed to take advantage of the expanding market share of the off-price industry as well as continued customer demand for name-brand fashions for the family and home at compelling everyday discounts.

We expect the macro-economic pressures to continue, and are planning to maintain tight controls of both inventory levels and operating expenses as part of our strategy to help us maximize our profitability.

Results of Operations

The following table summarizes the financial results for the three month periods ended May 2, 2009 and May 3, 2008:

	Three Months Ended
	May 2, 2009	May 3, 2008
Sales
Sales (millions)	$1,692	$1,556
Sales growth	8.7%	10.3%
Comparable store sales growth	3%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	75.0%	75.9%
Selling, general and administrative	16.1%	15.9%
Interest expense (income), net	0.1%	(0.1)%

Earnings before taxes	8.8%	8.3%

Net earnings	5.4%	5.1%

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

	Three Months Ended
	May 2, 2009	May 3, 2008
Stores at the beginning of the period	956	890
Stores opened in the period	19	28
Stores closed in the period	(1)	-
Stores at the end of the period	974	918

Sales. Sales for the three month period ended May 2, 2009 increased $135 million, or 8.7%, compared to the three month period ended May 3, 2008, due to the addition of 56 net new stores opened between May 3, 2008 and May 2, 2009 and an increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months). For the three month period ended May 2, 2009, comparable store sales grew 3% on top of a 3% increase for the three month period ended May 3, 2008.

Our sales mix is shown below for the three month periods ended May 2, 2009 and May 3, 2008:

	Three Months Ended
	May 2, 2009	May 3, 2008
Ladies	33%	33%
Home accents and bed and bath	22%	22%
Men’s	12%	14%
Shoes	12%	12%
Accessories, lingerie, fine jewelry, and fragrances	12%	11%
Children’s	9%	8%
Total	100%	100%

We expect to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three month period ended May 2, 2009, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended May 2, 2009 increased $87.2 million compared to the same period in the prior year mainly due to increased sales from the opening of 56 net new stores between May 3, 2008 and May 2, 2009 and an increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended May 2, 2009 decreased approximately 90 basis points from the same period in the prior year. This improvement was driven primarily by a 65 basis point increase in merchandise gross margin, a 65 basis point reduction in freight costs, and occupancy expense that levered by about 20 basis points. These improvements were partially offset by a 55 basis point increase in buying and incentive costs and a 5 basis point increase in distribution expenses.

We cannot be sure that the gross profit margins realized for the three month period ended May 2, 2009 will continue in the future.

Selling, general and administrative expenses. For the three month period ended May 2, 2009, selling, general and administrative expenses increased $24.4 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 56 net new stores between May 3, 2008 and May 2, 2009.

Selling, general and administrative expenses as a percentage of sales for the three month period ended May 2, 2009 grew by approximately 15 basis points over the same period in the prior year. This increase was primarily the result of the 30 basis point benefit in the prior year’s first quarter related to a gain recognized from a lease settlement. Without that benefit, the first three months of 2009 had a combined 15 basis point decrease in store operating and general and administrative costs as a percent of sales versus the prior year period.

Interest expense (income), net. Net interest expense increased for the three month period ended May 2, 2009 by approximately $3.3 million compared to the same period in the prior year primarily due to lower interest rates on cash and investments.

Taxes on earnings. Our effective tax rate for the three month periods ended May 2, 2009 and May 3, 2008 was approximately 39% and 38%, respectively, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings and the result of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2009 will be in the range of 38% to 40%.

Earnings per share. Diluted earnings per share for the three month period ended May 2, 2009 were $0.72 compared to $0.60 in the prior year period. The 20% increase in diluted earnings per share is attributable to a 15% increase in net earnings and a 5% reduction in weighted average diluted shares outstanding primarily due to the repurchase of common stock under our stock repurchase program.

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

	Three Months Ended
($000)	May 2, 2009	May 3, 2008
Cash flows provided by operating activities	$240,732	$160,835

Cash flows used in investing activities	(29,327)	(39,332)

Cash flows used in financing activities	(73,458)	(73,279)

Net increase in cash and cash equivalents	$137,947	$ 48,224

Operating Activities

Net cash provided by operating activities was $240.7 million for the three month period ended May 2, 2009 compared to $160.8 million for the three month period ended May 3, 2008. The primary source of cash provided by operating activities for the three month periods ended May 2, 2009 and May 3, 2008 was accounts payable and net earnings plus non-cash expenses for depreciation and amortization. The increase in cash flow from operating activities for the three month period ended May 2, 2009 primarily resulted from an increase in accounts payable leverage as a result of faster inventory turns. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 61% as of January 31, 2009 and increased to 74% as of May 2, 2009. Accounts payable leverage was 64% as of May 3, 2008.

Working capital (defined as current assets less current liabilities) was $418.4 million as of May 2, 2009, compared to $418.7 million as of May 3, 2008. Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the three month periods ended May 2, 2009 and May 3, 2008, our capital expenditures were approximately $33.9 million and $42.3 million, respectively. Our capital expenditures included fixtures and leasehold improvements to open new stores, implement information technology systems, build or expand distribution centers and install material handling equipment and related distribution center systems, and various other expenditures related to our stores, buying, and corporate offices. We opened 19 and 28 new stores on a gross basis during the three month periods ended May 2, 2009 and May 3, 2008, respectively.

We are forecasting approximately $190 million in capital requirements in fiscal year 2009 to fund expenditures for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with cash flows from operations.

Financing Activities

During the three month periods ended May 2, 2009 and May 3, 2008, our liquidity and capital requirements were provided by available cash, cash flows from operations, and trade credit. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own one distribution center in each of the following cities: Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina, and one warehouse facility in Fort Mill, South Carolina.

In January 2008, our Board of Directors approved a two-year $600.0 million stock repurchase program for fiscal 2008 and 2009. We repurchased 2.2 million shares of common stock for an aggregate purchase price of approximately $77.2 million during the three month period ended May 2, 2009. We repurchased 2.5 million shares of common stock for approximately $77.2 million during the three month period ended May 3, 2008.

For the three month periods ended May 2, 2009 and May 3, 2008, dividends paid were $14.0 million and $12.5 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank, and other credit lines to meet our capital and liquidity requirements, including lease payment obligations in 2009.

Our $600 million credit facility remains in place and available as of May 2, 2009 and expires in July 2011.

We estimate that cash flows from operations, bank credit lines, and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock, and make quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of May 2, 2009:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	Year	Years	Years	Years	Total[1]
Senior notes	$--	$--	$--	$150,000	$150,000
Interest payment obligations	9,667	19,335	19,335	59,863	108,200
Capital leases	389	195	--	--	584
Operating leases:
Rent obligations	343,070	627,656	483,283	493,280	1,947,289
Synthetic leases	5,837	8,909	1,023	--	15,769
Other synthetic lease obligations	3,193	714	56,000	--	59,907
Purchase obligations	1,043,969	210	--	--	1,044,179
Total contractual obligations	$1,406,125	$657,019	$559,641	$703,143	$3,325,928

1Pursuant to the guidelines of FIN 48, a $26.5 million reserve for unrecognized tax benefits is included in other long-term liabilities on our condensed consolidated balance sheet. These obligations are excluded from the schedule above as the timing of payments cannot be reasonably estimated.

Senior notes. We have a Note Purchase Agreement with various institutional investors for $150 million of unsecured, senior notes. The notes were issued in two series and funding occurred in December 2006. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Interest on these notes is included in Interest payment obligations in the table above.

Borrowings under these notes are subject to certain operating and financial covenants, including maintaining certain interest coverage and other financial ratios. As of May 2, 2009, we were in compliance with these covenants.

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

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $3.9 million at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

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

In November 2001 we entered into a nine year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse, both in Carlisle, Pennsylvania. In January 2009, we exercised a three-year lease option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the lease term to February 2013. In June 2008, we purchased a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel of land that has been developed for trailer parking adjacent to our Perris distribution center.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of May 2, 2009 we were in compliance with these covenants.

Purchase obligations. As of May 2, 2009 we had purchase obligations of $1,044.2 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,011.4 million are purchase obligations of less than one year as of May 2, 2009.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at May 2, 2009:

($000)	Amount of Commitment Expiration Per Period				Total
	Less than	1 – 3	3 – 5	After 5	amount
Commercial Credit Commitments	1 year	years	years	years	committed
Revolving credit facility	$--	$600,000	$--	$--	$600,000
Total commercial commitments	$--	$600,000	$--	$--	$600,000

Revolving credit facility. We have available a $600 million revolving credit facility with our banks, which contains a $300 million sublimit for issuance of standby letters of credit, of which $227.7 million was available at May 2, 2009. This credit facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of May 2, 2009 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $72.3 million and $58.8 million in standby letters of credit outstanding at May 2, 2009 and May 3, 2008, respectively.

Trade letters of credit. We had $25.3 million and $19.8 million in trade letters of credit outstanding at May 2, 2009 and May 3, 2008, respectively.

Dividends. In May 2009, our Board of Directors declared a cash dividend of $.11 per common share, payable on June 30, 2009. Our Board of Directors declared quarterly cash dividends of $.11 per common share in January 2009, and $.095 per common share in January, May, August, and November 2008.

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our analysis, we determined that no long-lived asset impairment charges were required for the three month periods ended May 2, 2009 and May 3, 2008.

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
Stock-based compensation. We account for stock-based compensation under the provisions of SFAS No. 123(R). Stock-based compensation awards consist principally of restricted stock and performance restricted stock and are expensed over the service or performance periods of the awards.
Income Taxes. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement standard for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements.
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
New Accounting Pronouncements
In April 2009, three FASB Staff Positions were issued. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” addresses determining fair values in inactive markets. FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” addresses other-than-temporary impairments for debt securities. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires interim disclosures about fair value of financial instruments. All three FSPs are effective for us beginning May 3, 2009. We do not believe that adoption of these FSPs will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 03-6-1 did not have a material effect on our consolidated financial statements.

Forward-Looking Statements

This report may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

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

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no material outstanding forward contracts as of May 2, 2009.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of May 2, 2009, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore affected by changes in market interest rates.

In addition, we issued notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of May 2, 2009 is $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended May 2, 2009. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our Quarterly Report on Form 10-Q for our first fiscal quarter of 2009, and information we provide in our press releases, telephonic reports and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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
  A change in the availability, quantity, or quality of attractive brand-name merchandise at desirable discounts that could impact our ability to purchase product and continue to offer customers a wide assortment of merchandise at competitive prices.
  Potential disruptions in the supply chain that could impact our ability to deliver product to our stores in a timely and cost-effective manner.
  A change in the availability, quality, or cost of new store real estate locations.
  A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores or a distribution center. Our corporate headquarters, two distribution centers, and 26% of our stores are located in California.

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
  Our ability to effectively operate our various supply chain, core merchandising, and other information systems.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the first quarter of 2009 is as follows:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares (or units)	value) of shares (or
	number of	Average	purchased as part	units) that may yet be
	shares (or	price paid	of publicly	purchased under the
	units)	per share	announced plans or	plans or programs
Period	purchased[1]	(or unit)	programs	($000)[2]
February
(2/1/2009-2/28/2009)	845,064	$30.70	800,225	$275,000
March
(3/1/2009-4/4/2009)	799,680	$34.19	766,047	$249,000
April
(4/5/2009-5/2/2009)	713,888	$39.16	675,649	$223,000

Total	2,358,632	$34.45	2,241,921	$223,000

1 We acquired 116,711 shares during the quarter ended May 2, 2009 related to income tax withholdings for restricted stock. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date: June 10, 2009	By:	/s/ J. Call
John G. Call
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

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Ross Stores, Inc. 2008 Equity Incentive Plan, as Amended Through March 18, 2009.

10.2	Ross Stores, Inc. Restricted Stock Agreement.

10.3	Ross Stores, Inc. Restricted Stock Agreement for Nonemployee Director.

10.4	Ross Stores, Inc. Form of Notice of Grant and Performance Share Agreement.

10.5	Form of Executive Employment Agreement between Ross Stores, Inc. and Executives.

10.6	Employment Agreement executed April 2009 between Lisa Panattoni and Ross Stores, Inc.

10.7	Employment Agreement executed April 2009 between Barbara Rentler and Ross Stores, Inc.

10.8	Employment Agreement executed April 2009 between Michael O’Sullivan and Ross Stores, Inc.

10.9	Employment Agreement executed April 2009 between John G. Call and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 8, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.