Form 10-Q
period 2009-08-01
ROSS STORES INC
filed 2009-09-09
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009
or
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

The number of shares of Common Stock, with $.01 par value, outstanding on August 20, 2009 was 125,096,413.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
($000, except stores and per share data, unaudited)	2009	2008	2009	2008
Sales	$1,768,636	$1,640,412	$3,460,235	$3,196,740

Costs and expenses
Costs of goods sold	1,311,136	1,255,222	2,579,845	2,436,779
Selling, general and administrative	286,158	268,839	558,188	516,511
Interest expense (income), net	1,390	(1,052)	3,046	(2,673)
Total costs and expenses	1,598,684	1,523,009	3,141,079	2,950,617

Earnings before taxes	169,952	117,403	319,156	246,123
Provision for taxes on earnings	66,545	46,104	124,362	95,339
Net earnings	$103,407	$71,299	$194,794	$150,784

Earnings per share
Basic	$0.84	$0.55	$1.57	$1.15
Diluted	$0.82	$0.54	$1.55	$1.13

Weighted average shares outstanding (000)
Basic	123,467	130,110	124,080	130,714
Diluted	125,658	132,433	126,063	132,914

Dividends per share
Cash dividends declared per share	$0.110	$0.095	$0.110	$0.095

Stores open at end of period	990	943	990	943

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	August 1,	January 31,	August 2,
($000, unaudited)	2009	2009	2008
Assets

Current Assets
Cash and cash equivalents	$520,424	$321,355	$309,554
Short-term investments	1,135	798	2,821
Accounts receivable	49,375	41,170	49,423
Merchandise inventory	926,244	881,058	1,018,726
Prepaid expenses and other	63,926	55,241	63,223
Deferred income taxes	13,669	14,093	20,883
Total current assets	1,574,773	1,313,715	1,464,630

Property and Equipment
Land and buildings	238,141	201,385	162,972
Fixtures and equipment	1,140,501	1,073,990	985,394
Leasehold improvements	518,978	509,971	493,769
Construction-in-progress	20,598	72,839	105,488
	1,918,218	1,858,185	1,747,623
Less accumulated depreciation and amortization	975,473	906,529	841,090
Property and equipment, net	942,745	951,656	906,533

Long-term investments	21,752	38,014	44,176
Other long-term assets	61,379	52,126	63,078
Total assets	$2,600,649	$2,355,511	$2,478,417

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$702,977	$536,745	$682,565
Accrued expenses and other	219,479	238,516	234,423
Accrued payroll and benefits	172,913	170,878	153,077
Income taxes payable	11,268	9,120	-
Total current liabilities	1,106,637	955,259	1,070,065

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	168,558	156,726	168,814
Deferred income taxes	106,032	97,157	83,418

Commitments and contingencies

Stockholders’ Equity
Common stock	1,251	1,273	1,316
Additional paid-in capital	660,896	626,117	617,740
Treasury stock	(35,366)	(30,819)	(28,817)
Accumulated other comprehensive (loss) income	(188)	(1,174)	(477)
Retained earnings	442,829	400,972	416,358
Total stockholders’ equity	1,069,422	996,369	1,006,120
Total liabilities and stockholders’ equity	$2,600,649	$2,355,511	$2,478,417

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	August 1,	August 2,
($000, unaudited)	2009	2008
Cash Flows From Operating Activities
Net earnings	$194,794	$150,784
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	75,502	65,866
Stock-based compensation	13,017	11,330
Deferred income taxes	9,400	3,275
Tax benefit from equity issuance	5,256	6,608
Excess tax benefit from stock-based compensation	(4,008)	(4,714)
Change in assets and liabilities:
Merchandise inventory	(45,186)	6,569
Other current assets	(16,890)	(23,257)
Accounts payable	180,240	58,145
Other current liabilities	(678)	23,200
Other long-term, net	2,521	8,750
Net cash provided by operating activities	413,968	306,556

Cash Flows From Investing Activities
Additions to property and equipment	(80,731)	(113,472)
Proceeds from sales of property and equipment	10	117
Net proceeds from (purchases of) investments	16,811	(1,950)
Net cash used in investing activities	(63,910)	(115,305)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	4,008	4,714
Issuance of common stock related to stock plans	31,745	36,470
Treasury stock purchased	(4,546)	(2,907)
Repurchase of common stock	(154,371)	(152,631)
Dividends paid	(27,825)	(24,923)
Net cash used in financing activities	(150,989)	(139,277)

Net increase in cash and cash equivalents	199,069	51,974

Cash and cash equivalents:
Beginning of period	321,355	257,580
End of period	$520,424	$309,554

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$105,012	$109,099

Non-Cash Investing Activities
Increase (decrease) in fair value of investment securities	$886	$(1,817)

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 1, 2009 and August 2, 2008
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of August 1, 2009 and August 2, 2008, the results of operations for the three and six month periods ended August 1, 2009 and August 2, 2008, and cash flows for the six month periods ended August 1, 2009 and August 2, 2008. The Condensed Consolidated Balance Sheet as of January 31, 2009, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations for the three and six month periods ended August 1, 2009 and August 2, 2008 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

In preparing these interim condensed consolidated financial statements, the Company evaluated, for potential recognition and disclosure, events and transactions that occurred up through the date these financial statements were available to be issued, which was on September 8, 2009.

Total comprehensive income. The components of total comprehensive income for the three and six month periods ended August 1, 2009 and August 2, 2008 are as follows (in $000):

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net income	$103,407	$71,299	$194,794	$150,784
Unrealized gain (loss) on investments, net of taxes	440	(278)	576	(1,113)
Total comprehensive income	$103,847	$71,021	$195,370	$149,671

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable, and accounts payable approximates their estimated fair value.

Sales Mix. The Company’s sales mix is shown below for the three and six month periods ended August 1, 2009 and August 2, 2008:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Ladies	33%	34%	33%	34%
Home accents and bed and bath	22%	22%	22%	22%
Men's	13%	14%	13%	14%
Shoes	12%	11%	12%	11%
Accessories, lingerie, fine jewelry, and fragrances	12%	11%	12%	11%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported in the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January and May 2009, the Company’s Board of Directors declared a quarterly cash dividend of $.11 per common share that was paid in March and June 2009, respectively. In January, May, August, and November 2008 the Company’s Board of Directors declared quarterly cash dividends of $.095 per common share that was paid in March, July, and October 2008, and January 2009, respectively.
In August 2009, the Company’s Board of Directors declared a cash dividend of $.11 per common share, payable on September 30, 2009.
Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to assistant store managers at Company stores under federal and state law remains pending as of August 1, 2009.
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
In the opinion of management, resolution of pending class action litigation and other currently pending legal proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of August 1, 2009 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$1,050	$-	$-	$1,050	$-	$1,050
Asset-backed securities	791	3	(215)	579	195	384
Corporate securities	10,556	459	(224)	10,791	355	10,436
U.S. Government and agency
securities	6,087	46	(199)	5,934	-	5,934
Mortgage-backed securities	4,691	217	(375)	4,533	585	3,948
Total	$23,175	$725	$(1,013)	$22,887	$1,135	$21,752

The amortized cost and fair value of the Company’s available-for-sale securities as of August 2, 2008 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$1,900	$-	$-	$1,900	$-	$1,900
Asset-backed securities	1,272	8	(41)	1,239	681	558
Corporate securities	15,309	18	(666)	14,661	1,138	13,523
U.S. Government and agency
securities	20,036	589	(91)	20,534	1,002	19,532
Mortgage-backed securities	8,956	92	(385)	8,663	-	8,663
Total	$47,473	$707	$(1,183)	$46,997	$2,821	$44,176

At August 1, 2009, the Company had investments of approximately $23.2 million, of which $5.8 million had gross unrealized losses of $0.8 million which had been in a continuous unrealized loss position for more than twelve months. Of the remaining $17.4 million, $5.0 million of investments had gross unrealized losses of $0.2 million which had been in a continuous unrealized loss position for less than twelve months. These unrealized losses on investments were caused primarily by the downturn in the market values of mortgage-backed, asset-backed, and financial sector corporate securities. The Company does not consider these investments to be other than temporarily impaired at August 1, 2009.

In applying the valuation principles to financial assets and liabilities, a three-tier fair value hierarchy was used to prioritize the inputs used in the valuation methodologies as follows:

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

Assets measured at fair value are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	August 1,	Assets	Inputs	Inputs
($000)	2009	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$1,050	$-	$-	$1,050
Asset-backed securities	579	-	579	-
Corporate securities	10,791	-	10,791	-
U.S. Government and agency securities	5,934	5,934	-	-
Mortgage-backed securities	4,533	-	4,533	-
Total assets measured at fair value	$22,887	$5,934	$15,903	$1,050

The underlying assets in the Company’s non-qualified deferred compensation program totaling $48.4 million as of August 1, 2009 (included in Other long term assets) primarily consist of money market, stable value, stock, and bond funds. The fair value measurement for funds that are quoted market prices in active markets (Level 1) totaled $38.7 million as of August 1, 2009. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $9.7 million as of August 1, 2009. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under the contract plus accrued interest.
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
Restricted stock. The Company grants restricted shares to directors, officers and key employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period of generally three to five years. During the six month period ended August 1, 2009, restricted stock awards totaling 825,000 shares were issued and restricted stock awards totaling 20,000 shares were forfeited. The aggregate unamortized compensation expense at August 1, 2009 was $47.3 million. During the period ended August 1, 2009, shares purchased by the Company for tax withholding totaled approximately 129,000 shares and are considered treasury shares which are available for reissuance. As of August 1, 2009, shares subject to repurchase related to unvested restricted stock totaled 2.3 million shares.
Performance shares. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. For the six month periods ended August 1, 2009 and August 2, 2008, the Company recognized $2.4 million and $0.8 million, respectively, of expense related to performance share awards.
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

Stock-based compensation. For the three and six month periods ended August 1, 2009 and August 2, 2008, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
($000)	2009	2008	2009	2008
Stock Options and ESPP	$600	$1,380	$1,715	$2,622
Restricted stock and performance shares	5,920	4,754	11,302	8,708
Total	$6,520	$6,134	$13,017	$11,330

No stock options were granted during the three and six month periods ended August 1, 2009 and August 2, 2008.

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and six month periods ended August 1, 2009 and August 2, 2008 is classified as follows:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
Statement of Earnings Classification ($000)	2009	2008	2009	2008
Cost of goods sold	$2,853	$2,721	$5,849	$4,782
Selling, general and administrative	3,667	3,413	7,168	6,548
Total	$6,520	$6,134	$13,017	$11,330

Stock option activity. The following table summarizes stock option activity for the six month period ended August 1, 2009:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 31, 2009	4,534	$25.39
Granted	-	$-
Exercised	(1,191)	$24.29
Forfeited	(11)	$26.28

Outstanding at August 1, 2009	3,332	$25.78	5.13	$60,943
Vested and Expected to Vest at August 1, 2009	3,293	$25.68	5.10	$60,559
Exercisable at August 1, 2009	2,872	$24.48	4.74	$56,267

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of August 1, 2009 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number	Remaining	Exercise	Number	Exercise
Exercise price range			of shares	life	price	of shares	price
$7.19	to	$19.80	713	2.26	$14.84	713	$14.84
19.98	to	27.54	720	4.94	24.87	709	24.87
27.55	to	28.61	824	5.88	28.06	813	28.06
28.62	to	32.85	551	5.58	29.53	532	29.45
34.37	to	34.37	524	7.64	34.37	105	34.37
$7.19	to	$34.37	3,332	5.13	$25.78	2,872	$24.48

Note D: Earnings Per Share

Basic Earnings Per Share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Dilutive EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested shares of both performance and non-performance based awards of restricted stock.

For the three and six month periods ended August 1, 2009, there were approximately 35,800 and 19,100 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented. For the three and six month periods ended August 2, 2008, there were approximately 572,500 and 587,300 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
		Effect of			Effect of
		Dilutive			Dilutive
		Common			Common
		Stock	Diluted		Stock	Diluted
	Basic EPS	Equivalents	EPS	Basic EPS	Equivalents	EPS
August 1, 2009
Shares	123,467	2,191	125,658	124,080	1,983	126,063
Amount	$0.84	$(0.02)	$0.82	$1.57	$(0.02)	$1.55

August 2, 2008
Shares	130,110	2,323	132,433	130,714	2,200	132,914
Amount	$0.55	$(0.01)	$0.54	$1.15	$(0.02)	$1.13

Note E: Debt

The Company has a $600 million revolving credit facility with an expiration date of July 2011 and interest pricing at LIBOR plus 45 basis points. The Company had no borrowings outstanding under this facility as of August 1, 2009, January 31, 2009, and August 2, 2008 and was in compliance with the covenants.

The Company has a Note Purchase Agreement with various institutional investors for $150 million of unsecured, senior notes. The notes were issued in two series. The series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of August 1, 2009 of approximately $160 million is estimated by obtaining comparable market quotes. Borrowings under these notes are subject to certain covenants, including interest coverage and other financial ratios. As of August 1, 2009, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of August 1, 2009 and August 2, 2008, the reserves for unrecognized tax benefits (net of federal tax benefits) were $28.2 million and $24.6 million inclusive of $7.2 million and $6.7 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $21.5 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $1.4 million.

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

Note G: Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”) to become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of SFAS 168 will have a material impact on its interim condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of August 1, 2009 and August 2, 2008, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended August 1, 2009 and August 2, 2008, and cash flows for the six-month periods ended August 1, 2009 and August 2, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
September 8, 2009

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

Overview

We are the second largest off-price apparel and home goods retailer in the United States. As of August 1, 2009, we operated 939 Ross Dress for Less (“Ross”) store locations in 27 states and Guam, and 51 dd’s DISCOUNTS stores in four states. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Results of Operations

The following table summarizes the financial results for the three and six month periods ended August 1, 2009 and August 2, 2008:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Sales
Sales (millions)	$1,769	$1,640	$3,460	$3,197
Sales growth	7.8%	13.6%	8.2%	12.0%
Comparable store sales growth	3%	6%	3%	5%

Costs and expenses (as a percent of sales)
Cost of goods sold	74.1%	76.5%	74.6%	76.2%
Selling, general and administrative	16.2%	16.4%	16.1%	16.2%
Interest expense (income), net	0.1%	(0.1)%	0.1%	(0.1)%

Earnings before taxes	9.6%	7.2%	9.2%	7.7%

Net earnings	5.8%	4.3%	5.6%	4.7%

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

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Stores at the beginning of the period	974	918	956	890
Stores opened in the period	19	26	38	54
Stores closed in the period	(3)	(1)	(4)	(1)
Stores at the end of the period	990	943	990	943

Sales. Sales for the three month period ended August 1, 2009 increased $128.2 million, or 7.8%, compared to the three month period ended August 2, 2008, due to the addition of 47 net new stores opened between August 2, 2008 and August 1, 2009 and a 3% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months). Sales for the six month period ended August 1, 2009 increased $263.5 million, or 8.2%, compared to the six month period ended August 2, 2008, with comparable store sales up 3% on top of a 5% gain in the prior year.

Our sales mix is shown below for the three and six month periods ended August 1, 2009 and August 2, 2008:

	Three Months Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Ladies	33%	34%	33%	34%
Home accents and bed and bath	22%	22%	22%	22%
Men's	13%	14%	13%	14%
Shoes	12%	11%	12%	11%
Accessories, lingerie, fine jewelry, and fragrances	12%	11%	12%	11%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

We expect to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and six month periods ended August 1, 2009, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended August 1, 2009 increased $55.9 million compared to the same period in the prior year mainly due to increased sales from the opening of 47 net new stores between August 2, 2008 and August 1, 2009 and a 3% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended August 1, 2009 decreased approximately 240 basis points from the same period in the prior year. This improvement was driven primarily by a 145 basis point increase in merchandise gross margin, a 75 basis point reduction in freight costs, a reduction of about 25 basis points in occupancy expense, and an approximate 5 basis point improvement in distribution costs. These favorable trends were partially offset by a 10 basis point increase in buying and incentive costs.

Cost of goods sold for the six month period ended August 1, 2009 increased $143.1 million compared to the same period in the prior year mainly due to increased sales from the opening of 47 net new stores between August 2, 2008 and August 1, 2009 and a 3% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the six month period ended August 1, 2009 decreased approximately 165 basis points from the same period in the prior year. This improvement was driven primarily by a 110 basis point increase in merchandise gross margin, a 70 basis point reduction in freight costs, and a reduction of about 20 basis points in occupancy expense. These improvements were partially offset by a 35 basis point increase in buying and incentive costs.

We cannot be sure that the gross profit margins realized for the three and six month periods ended August 1, 2009 will continue in the future.

Selling, general and administrative expenses. For the three month period ended August 1, 2009, selling, general and administrative expenses increased $17.3 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 47 net new stores between August 2, 2008 and August 1, 2009.

Selling, general and administrative expenses as a percentage of sales for the three month period ended August 1, 2009 decreased by approximately 20 basis points over the same period in the prior year, mainly driven by leverage on store operating expenses.

For the six month period ended August 1, 2009, selling, general and administrative expenses increased $41.7 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 47 net new stores between August 2, 2008 and August 1, 2009.

Selling, general and administrative expenses as a percentage of sales for the six month period ended August 1, 2009 remained approximately flat compared to the same period in the prior year.

Interest expense (income), net. Net interest expense increased for the three and six month periods ended August 1, 2009 by approximately $2.4 million and $5.7 million, respectively, as compared to the same periods in the prior year primarily due to lower interest rates on cash and investments.

Taxes on earnings. Our effective tax rate for the three and six month periods ended August 1, 2009 and August 2, 2008 was approximately 39%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings, and the result of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2009 will be in the range of 38% to 40%.

Earnings per share. Diluted earnings per share for the three month period ended August 1, 2009 was $0.82 compared to $0.54 in the prior year period. The 52% increase in diluted earnings per share is attributable to a 45% increase in net earnings and a 5% reduction in weighted average diluted shares outstanding primarily due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share for the six month period ended August 1, 2009 was $1.55 compared to $1.13 in the prior year period. The 37% increase in diluted earnings per share is attributable to a 29% increase in net earnings and a 5% reduction in weighted average diluted shares outstanding primarily due to the repurchase of common stock under our stock repurchase program.

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

	Six Months Ended
($000)	August 1, 2009	August 2, 2008
Cash flows provided by operating activities	$413,968	$306,556
Cash flows used in investing activities	(63,910)	(115,305)
Cash flows used in financing activities	(150,989)	(139,277)
Net increase in cash and cash equivalents	$199,069	$51,974

Operating Activities

Net cash provided by operating activities was $414.0 million for the six month period ended August 1, 2009 compared to $306.6 million for the six month period ended August 2, 2008. The primary source of cash provided by operating activities for the six month periods ended August 1, 2009 and August 2, 2008 was accounts payable and net earnings plus non-cash expenses for depreciation and amortization. The increase in cash flow from operating activities for the six month period ended August 1, 2009 primarily resulted from an increase in accounts payable leverage as a result of faster inventory turns. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 61% as of January 31, 2009 and increased to 76% as of August 1, 2009. Accounts payable leverage was 67% as of August 2, 2008.

Working capital (defined as current assets less current liabilities) was $468.1 million as of August 1, 2009, compared to $394.6 million as of August 2, 2008. Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the six month periods ended August 1, 2009 and August 2, 2008, our capital expenditures were approximately $80.7 million and $113.5 million, respectively. Our capital expenditures included fixtures and leasehold improvements to open new stores, implement information technology systems, build or expand distribution centers, and install material handling equipment and related distribution center systems, and various other expenditures related to our stores, buying, and corporate offices. We opened 38 and 54 new stores on a gross basis during the six month periods ended August 1, 2009 and August 2, 2008, respectively.

We are forecasting approximately $180 million in capital requirements in fiscal year 2009 to fund expenditures for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with cash flows from operations.

Financing Activities

During the six month periods ended August 1, 2009 and August 2, 2008, our liquidity and capital requirements were provided by available cash, cash flows from operations, and trade credit. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own one distribution center in each of the following cities: Carlisle, Pennsylvania, Moreno Valley, California, and Fort Mill, South Carolina, and one warehouse facility in Fort Mill, South Carolina.

In January 2008, our Board of Directors approved a two-year $600 million stock repurchase program for fiscal 2008 and 2009. We repurchased 4.2 million shares of common stock for an aggregate purchase price of approximately $154.4 million during the six month period ended August 1, 2009. We repurchased 4.6 million shares of common stock for approximately $152.6 million during the six month period ended August 2, 2008.

For the six month periods ended August 1, 2009 and August 2, 2008, dividends paid were $27.8 million and $24.9 million, respectively.

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

Our $600 million credit facility remains in place and available as of August 1, 2009 and expires in July 2011.

We estimate that cash flows from operations, bank credit lines, and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock, and make quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of August 1, 2009:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	Year	Years	Years	Years	Total[1]
Senior notes	$--	$--	$--	$150,000	$150,000
Interest payment obligations	9,667	19,335	19,335	55,029	103,366
Capital leases	385	157	--	--	542
Operating leases:
Rent obligations	325,653	640,675	492,819	517,461	1,976,608
Synthetic leases	5,824	8,909	3,750	--	18,483
Other synthetic lease obligations	838	1,535	56,000	--	58,373
Purchase obligations	993,737	10,136	1,452	--	1,005,325
Total contractual obligations	$1,336,104	$680,747	$573,356	$722,490	$3,312,697

1Pursuant to the guidelines of FIN 48, a $28.2 million reserve for unrecognized tax benefits is included in other long-term liabilities on our interim condensed consolidated balance sheet. These obligations are excluded from the schedule above as the timing of payments cannot be reasonably estimated.

Senior notes. We have a Note Purchase Agreement with various institutional investors for $150 million of unsecured, senior notes. The notes were issued in two series. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Interest on these notes is included in Interest payment obligations in the table above.

Borrowings under these notes are subject to certain operating and financial covenants, including maintaining certain interest coverage and other financial ratios. As of August 1, 2009, we were in compliance with these covenants.

Capital leases. The obligations under capital leases relate to distribution center equipment and have terms of two to three years.

Off-Balance Sheet Arrangements

Operating leases. We lease our two buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $2.4 million at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2010 and 2014 and contain renewal provisions.

We lease approximately 161,000 and 23,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2015 and 2014, respectively. The lease term for the New York office contains a renewal provision.

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

In November 2001, we entered into a nine year lease for a 239,000 square foot warehouse and a ten-year lease for a 246,000 square foot warehouse, both in Carlisle, Pennsylvania. In January 2009, we exercised a three-year lease option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the lease term to February 2013. In June 2008, we purchased a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel of land that has been developed for trailer parking adjacent to our Perris distribution center.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of August 1, 2009 we were in compliance with these covenants.

Purchase obligations. As of August 1, 2009 we had purchase obligations of $1,005.3 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $958.0 million are purchase obligations of less than one year as of August 1, 2009.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at August 1, 2009:

($000)	Amount of Commitment Expiration Per Period				Total
	Less than	1 – 3	3 – 5	After 5	amount
Commercial Credit Commitments	1 year	years	years	years	committed
Revolving credit facility	$--	$600,000	$--	$--	$600,000
Total commercial commitments	$--	$600,000	$--	$--	$600,000

Revolving credit facility. We have available a $600 million revolving credit facility with our banks, which contains a $300 million sublimit for issuance of standby letters of credit, of which $227.6 million was available at August 1, 2009. This credit facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of August 1, 2009 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $72.4 million and $60.5 million in standby letters of credit outstanding at August 1, 2009 and August 2, 2008, respectively.

Trade letters of credit. We had $28.9 million and $28.2 million in trade letters of credit outstanding at August 1, 2009 and August 2, 2008, respectively.

Dividends. In August 2009, our Board of Directors declared a cash dividend of $.11 per common share, payable on September 30, 2009. Our Board of Directors declared quarterly cash dividends of $.11 per common share in January and May 2009, and $.095 per common share in January, May, August, and November 2008.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2009, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of SFAS 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”) to become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe the adoption of SFAS 168 will have a material impact on our interim condensed consolidated financial statements.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no material outstanding forward contracts as of August 1, 2009.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of August 1, 2009, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore affected by changes in market interest rates.

In addition, we issued notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of August 1, 2009 is $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three and six month periods ended August 1, 2009. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the second fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our Quarterly Report on Form 10-Q for our second fiscal quarter of 2009, and information we provide in our press releases, telephonic reports and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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
  A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores or a distribution center. Our corporate headquarters, two distribution centers, and 25% of our stores are located in California.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the second quarter of 2009 is as follows:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares (or units)	value) of shares (or
	number of	Average	purchased as part	units) that may yet be
	shares (or	price paid	of publicly	purchased under the
	units)	per share	announced plans or	plans or programs
Period	purchased[1]	(or unit)	programs	($000)[2]
May
(5/3/2009-5/30/2009)	424,312	$37.22	424,312	$207,000
June
(5/31/2009-7/4/2009)	913,262	$38.83	903,483	$172,000
July
(7/5/2009-8/1/2009)	607,577	$43.48	605,044	$146,000

Total	1,945,151	$39.93	1,932,839	$146,000

1We acquired 12,312 shares during the quarter ended August 1, 2009 related to income tax withholdings for restricted stock. All remaining shares were repurchased under our publicly announced stock repurchase program.

2 In January 2008 our Board of Directors approved a two-year $600 million stock repurchase program for fiscal 2008 and 2009.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders, held on May 20, 2009 (the “2009 Annual Meeting”), the stockholders of the Company voted on and approved the following proposals:

Proposal 1: To elect three nominees to serve as Class II directors (Michael Balmuth, K. Gunnar Bjorklund, and Sharon D. Garrett) for a three-year term.

Proposal 2: To ratify the appointment of Deloitte & Touche LLP as the Company’s independent certified public accountants for the fiscal year ending January 30, 2010.

2009 Annual Meeting Election Results

Proposal 1: Election of Directors

Director	In Favor	Withheld	Term Expires
Michael Balmuth	100,957,125	16,176,794	2012
K. Gunnar Bjorklund	100,940,175	16,193,744	2012
Sharon D. Garrett	101,621,904	15,512,015	2012

Proposal 2: Ratification of the Appointment of Deloitte & Touche LLP as Independent Certified Public Accountants for the Fiscal Year Ending January 30, 2010

For	Against	Abstain
115,389,483	1,709,534	34,901

Item 6. Exhibits

Incorporated herein by reference to the list of Exhibits contained in the Exhibit Index within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date: September 9, 2009	By:	/s/ J. Call
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

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.10	Fourth Amendment to the Employment Agreement effective June 9, 2009 between Michael Balmuth and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 8, 2009

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.