Form 10-Q
period 2009-10-31
ROSS STORES INC
filed 2009-12-09
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009
or
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

The number of shares of Common Stock, with $.01 par value, outstanding on November 19, 2009 was 123,873,076.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
($000, except stores and per share data, unaudited)	2009	2008	2009	2008
Sales	$1,744,139	$1,555,287	$5,204,374	$4,752,027

Costs and expenses
Costs of goods sold	1,284,852	1,198,451	3,864,697	3,635,230
Selling, general and administrative	286,511	262,534	844,699	779,045
Interest expense (income), net	1,943	(15)	4,989	(2,688)
Total costs and expenses	1,573,306	1,460,970	4,714,385	4,411,587

Earnings before taxes	170,833	94,317	489,989	340,440
Provision for taxes on earnings	65,753	37,047	190,115	132,386
Net earnings	$105,080	$57,270	$299,874	$208,054

Earnings per share
Basic	$0.86	$0.44	$2.43	$1.60
Diluted	$0.84	$0.44	$2.39	$1.57

Weighted average shares outstanding (000)
Basic	122,377	128,930	123,512	130,119
Diluted	124,648	131,099	125,592	132,324

Dividends per share
Cash dividends declared per share	$0.110	$0.095	$0.220	$0.190

Stores open at end of period	1,008	963	1,008	963

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	October 31,	January 31,	November 1,
($000, unaudited)	2009	2009	2008
Assets
Current Assets
Cash and cash equivalents	$576,162	$321,355	$231,241
Short-term investments	979	798	2,833
Accounts receivable	47,496	41,170	47,104
Merchandise inventory	1,014,638	881,058	1,093,082
Prepaid expenses and other	63,048	55,241	62,591
Deferred income taxes	11,737	14,093	19,805
Total current assets	1,714,060	1,313,715	1,456,656
Property and Equipment
Land and buildings	238,902	201,385	169,938
Fixtures and equipment	1,168,437	1,073,990	1,043,370
Leasehold improvements	528,067	509,971	503,213
Construction-in-progress	19,141	72,839	87,176
	1,954,547	1,858,185	1,803,697
Less accumulated depreciation and amortization	1,008,813	906,529	871,806
Property and equipment, net	945,734	951,656	931,891
Long-term investments	18,974	38,014	39,072
Other long-term assets	62,702	52,126	55,020
Total assets	$2,741,470	$2,355,511	$2,482,639
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$767,771	$536,745	$686,401
Accrued expenses and other	235,605	238,516	243,509
Accrued payroll and benefits	193,221	170,878	168,845
Income taxes payable	11,275	9,120	-
Total current liabilities	1,207,872	955,259	1,098,755
Long-term debt	150,000	150,000	150,000
Other long-term liabilities	171,666	156,726	162,134
Deferred income taxes	104,739	97,157	85,860
Commitments and contingencies
Stockholders’ Equity
Common stock	1,240	1,273	1,296
Additional paid-in capital	676,935	626,117	626,076
Treasury stock	(36,248)	(30,819)	(29,470)
Accumulated other comprehensive income (loss)	187	(1,174)	(2,729)
Retained earnings	465,079	400,972	390,717
Total stockholders’ equity	1,107,193	996,369	985,890
Total liabilities and stockholders’ equity	$2,741,470	$2,355,511	$2,482,639

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	October 31,	November 1,
($000, unaudited)	2009	2008
Cash Flows From Operating Activities
Net earnings	$299,874	$208,054
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	115,188	100,919
Stock-based compensation	19,232	17,156
Deferred income taxes	9,838	6,795
Tax benefit from equity issuance	7,773	8,105
Excess tax benefit from stock-based compensation	(6,184)	(5,850)
Change in assets and liabilities:
Merchandise inventory	(133,580)	(67,787)
Other current assets	(14,133)	(19,272)
Accounts payable	245,034	61,982
Other current liabilities	36,564	48,646
Other long-term, net	4,276	10,085
Net cash provided by operating activities	583,882	368,833
Cash Flows From Investing Activities
Additions to property and equipment	(124,175)	(175,468)
Proceeds from sales of property and equipment	10	117
Purchases of investments	(2,904)	(32,942)
Proceeds from investments	23,223	33,833
Net cash used in investing activities	(103,846)	(174,460)
Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	6,184	5,850
Issuance of common stock related to stock plans	45,392	45,599
Treasury stock purchased	(5,428)	(3,560)
Repurchase of common stock	(229,817)	(231,404)
Dividends paid	(41,560)	(37,197)
Net cash used in financing activities	(225,229)	(220,712)
Net increase (decrease) in cash and cash equivalents	254,807	(26,339)
Cash and cash equivalents:
Beginning of period	321,355	257,580
End of period	$576,162	$231,241
Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$166,382	$139,215
Non-Cash Investing Activities
Increase (decrease) in fair value of investment securities	$1,462	$(4,069)

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended October 31, 2009 and November 1, 2008
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 31, 2009 and November 1, 2008, the results of operations for the three and nine month periods ended October 31, 2009 and November 1, 2008, and cash flows for the nine month periods ended October 31, 2009 and November 1, 2008. The Condensed Consolidated Balance Sheet as of January 31, 2009, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended October 31, 2009 and November 1, 2008 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

In preparing these interim condensed consolidated financial statements, the Company evaluated, for potential recognition and disclosure, events and transactions that occurred up through December 8, 2009.

Total comprehensive income. The components of total comprehensive income for the three and nine month periods ended October 31, 2009 and November 1, 2008 are as follows (in $000):

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net income	$105,080	$57,270	$299,874	$208,054
Change in unrealized gain (loss) on investments,
net of taxes	375	(1,367)	950	(2,487)
Total comprehensive income	$105,455	$55,903	$300,824	$205,567

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short-term and long-term investments, accounts receivable, and accounts payable approximates their estimated fair value.

Sales Mix. The Company’s sales mix is shown below for the three and nine month periods ended October 31, 2009 and November 1, 2008:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Ladies	30%	32%	32%	33%
Home accents and bed and bath	23%	23%	23%	22%
Accessories, lingerie, fine jewelry, and fragrances	13%	12%	12%	11%
Men's	12%	13%	12%	14%
Shoes	12%	10%	12%	11%
Children's	10%	10%	9%	9%
Total	100%	100%	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported in the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January, May, and August 2009, the Company’s Board of Directors declared a quarterly cash dividend of $.11 per common share that was paid in March, June, and September 2009, respectively. In January, May, August, and November 2008 the Company’s Board of Directors declared a quarterly cash dividend of $.095 per common share that was paid in March, July, and October 2008, and January 2009, respectively.

In November 2009, the Company’s Board of Directors declared a cash dividend of $.11 per common share, payable on December 31, 2009.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to assistant store managers at Company stores under state law remains pending as of October 31, 2009.

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

In the opinion of management, resolution of pending class action litigation and other currently pending legal proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of October 31, 2009 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Auction-rate securities	$1,050	$-	$-	$1,050	$-	$1,050
Asset-backed securities	192	1	-	193	193	-
Corporate securities	9,700	490	(82)	10,108	353	9,755
U.S. Government and agency
securities	5,252	33	(151)	5,134	-	5,134
Mortgage-backed securities	3,473	234	(239)	3,468	433	3,035
Total	$19,667	$758	$(472)	$19,953	$979	$18,974

The amortized cost and fair value of the Company’s available-for-sale securities as of November 1, 2008 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Auction-rate securities	$1,100	$-	$-	$1,100	$-	$1,100
Asset-backed securities	1,272	2	(78)	1,196	674	522
Corporate securities	15,219	6	(1,861)	13,364	-	13,364
U.S. Government and agency
securities	17,834	186	(7)	18,013	702	17,311
Mortgage-backed securities	9,209	71	(1,048)	8,232	1,457	6,775
Total	$44,634	$265	$(2,994)	$41,905	$2,833	$39,072

At October 31, 2009, the Company had investments of approximately $19.7 million, of which $3.2 million had gross unrealized losses of $0.3 million that had been in a continuous unrealized loss position for more than twelve months. Of the remaining $16.5 million, $4.1 million of investments had gross unrealized losses of $0.2 million which had been in a continuous unrealized loss position for less than twelve months. These unrealized losses on investments were caused primarily by the decline in market values of mortgage-backed, asset-backed, and financial sector corporate securities. The Company does not consider these investments to be other than temporarily impaired at October 31, 2009.
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

Assets measured at fair value are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 31,	Assets	Inputs	Inputs
($000)	2009	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$1,050	$-	$-	$1,050
Asset-backed securities	193	-	193	-
Corporate securities	10,108	-	10,108	-
U.S. Government and agency securities	5,134	5,134	-	-
Mortgage-backed securities	3,468	-	3,468	-
Total assets measured at fair value	$19,953	$5,134	$13,769	$1,050

The underlying assets in the Company’s non-qualified deferred compensation program totaling $50.2 million as of October 31, 2009 (included in Other long term assets) primarily consist of money market, stable value, stock, and bond funds. The fair value measurement for funds that are quoted market prices in active markets (Level 1) totaled $43.5 million as of October 31, 2009. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $6.7 million as of October 31, 2009. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under the contract plus accrued interest.
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
Restricted stock. The Company grants restricted shares to directors, officers and key employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period of generally three to five years. During the nine month period ended October 31, 2009, restricted stock awards totaling 847,000 shares were issued and restricted stock awards totaling 20,000 shares were forfeited. The aggregate unamortized compensation expense at October 31, 2009 was $43.4 million. During the period ended October 31, 2009, shares purchased by the Company for tax withholding totaled approximately 149,000 shares and are considered treasury shares which are available for reissuance. As of October 31, 2009, shares subject to repurchase related to unvested restricted stock totaled 2.3 million shares.
Performance shares. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. For the nine month periods ended October 31, 2009 and November 1, 2008, the Company recognized $3.2 million and $1.0 million, respectively, of expense related to performance share awards.
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

Stock-based compensation. For the three and nine month periods ended October 31, 2009 and November 1, 2008, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
($000)	2009	2008	2009	2008
Stock Options and ESPP	$642	$1,393	$2,356	$4,015
Restricted stock and performance shares	5,574	4,433	16,876	13,141
Total	$6,216	$5,826	$19,232	$17,156

No stock options were granted during the three and nine month periods ended October 31, 2009 and November 1, 2008.

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and nine month periods ended October 31, 2009 and November 1, 2008 is classified as follows:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
Statement of Earnings Classification ($000)	2009	2008	2009	2008
Cost of goods sold	$2,884	$2,693	$8,733	$7,475
Selling, general and administrative	3,332	3,133	10,499	9,681
Total	$6,216	$5,826	$19,232	$17,156

Stock option activity. The following table summarizes stock option activity for the nine month period ended October 31, 2009:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 31, 2009	4,534	$25.39
Granted	-	$-
Exercised	(1,628)	$25.23
Forfeited	(13)	$26.41

Outstanding at October 31, 2009	2,893	$25.47	4.79	$53,628
Vested and Expected to Vest at October 31, 2009	2,864	$25.38	4.76	$53,344
Exercisable at October 31, 2009	2,507	$24.13	4.39	$49,837

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of October 31, 2009 (number of shares in thousands):

				Options outstanding		Options exercisable
			Number	Remaining	Exercise	Number	Exercise
Exercise price range			of shares	life	price	of shares	price
$7.19	to	$19.02	596	1.92	$14.45	596	$14.45
19.13	to	26.99	603	4.30	23.73	603	23.73
27.02	to	28.35	581	5.72	27.76	577	27.76
28.36	to	29.42	597	5.15	28.92	591	28.93
29.57	to	34.37	516	7.20	33.67	140	31.88
$7.19	to	$34.37	2,893	4.79	$25.47	2,507	$24.13

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

For the three month period ended October 31, 2009, no weighted average shares were excluded from the calculation of diluted EPS as there were no potentially anti-dilutive shares for the period. For the nine month period ended October 31, 2009, approximately 4,800 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive. For the three and nine month periods ended November 1, 2008, approximately 544,700 and 594,300 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
		Effect of			Effect of
		Dilutive			Dilutive
		Common			Common
	Basic	Stock	Diluted	Basic	Stock	Diluted
	EPS	Equivalents	EPS	EPS	Equivalents	EPS
October 31, 2009
Shares	122,377	2,271	124,648	123,512	2,080	125,592
Amount	$0.86	$(0.02)	$0.84	$2.43	$(0.04)	$2.39

November 1, 2008
Shares	128,930	2,169	131,099	130,119	2,205	132,324
Amount	$0.44	$-	$0.44	$1.60	$(0.03)	$1.57

Note E: Debt

The Company has a $600 million revolving credit facility with an expiration date of July 2011 and interest pricing at LIBOR plus 45 basis points. The Company had no borrowings outstanding under this facility as of October 31, 2009, January 31, 2009, and November 1, 2008.

The Company has a Note Purchase Agreement with various institutional investors for $150 million of unsecured, senior notes. The notes were issued in two series. The series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of October 31, 2009 of approximately $163 million is estimated by obtaining comparable market quotes.

Borrowings under the credit facilities and these notes are subject to certain covenants, including interest coverage and other financial ratios. As of October 31, 2009, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of October 31, 2009 and November 1, 2008, the reserves for unrecognized tax benefits (net of federal tax benefits) were $29.6 million and $26.5 million inclusive of $7.6 million and $8.1 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $22.8 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $1.7 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2006 through 2008. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2004 through 2008. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have a material impact on its consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 31, 2009 and November 1, 2008, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended October 31, 2009 and November 1, 2008, and of cash flows for the nine-month periods ended October 31, 2009 and November 1, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
December 8, 2009

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

Overview

We are the second largest off-price apparel and home goods retailer in the United States. As of October 31, 2009, we operated 955 Ross Dress for Less (“Ross”) stores in 27 states and Guam, and 53 dd’s DISCOUNTS stores in four states. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended October 31, 2009 and November 1, 2008:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Sales
Sales (millions)	$1,744	$1,555	$5,204	$4,752
Sales growth	12.1%	5.9%	9.5%	9.9%
Comparable store sales growth	8%	0%	5%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	73.7%	77.1%	74.3%	76.5%
Selling, general and administrative	16.4%	16.9%	16.2%	16.4%
Interest expense (income), net	0.1%	0.0%	0.1%	(0.1)%

Earnings before taxes	9.8%	6.0%	9.4%	7.2%

Net earnings	6.0%	3.7%	5.8%	4.4%

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

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Stores at the beginning of the period	990	943	956	890
Stores opened in the period	18	23	56	77
Stores closed in the period	-	(3)	(4)	(4)
Stores at the end of the period	1,008	963	1,008	963

Sales. Sales for the three month period ended October 31, 2009 increased $188.9 million, or 12.1%, compared to the three month period ended November 1, 2008, due to the addition of 45 net new stores opened between November 1, 2008 and October 31, 2009 and an 8% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months). Sales for the nine month period ended October 31, 2009 increased $452.3 million, or 9.5%, compared to the nine month period ended November 1, 2008, with comparable store sales up 5% on top of a 3% gain in the prior year.

Our sales mix is shown below for the three and nine month periods ended October 31, 2009 and November 1, 2008:

	Three Months Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Ladies	30%	32%	32%	33%
Home accents and bed and bath	23%	23%	23%	22%
Accessories, lingerie, fine jewelry, and fragrances	13%	12%	12%	11%
Men's	12%	13%	12%	14%
Shoes	12%	10%	12%	11%
Children's	10%	10%	9%	9%
Total	100%	100%	100%	100%

We expect to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to invest in our merchant organization, to diversify our merchandise mix, and to more fully develop our processes and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended October 31, 2009, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended October 31, 2009 increased $86.4 million compared to the same period in the prior year mainly due to increased sales from the opening of 45 net new stores between November 1, 2008 and October 31, 2009 and an 8% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended October 31, 2009 decreased approximately 340 basis points from the same period in the prior year. This improvement was driven primarily by a 245 basis point increase in merchandise gross margin, which included a 100 basis point benefit from lower-than-expected shortage. In addition, freight costs declined by 40 basis points, occupancy expense leveraged by approximately 40 basis points, and distribution costs declined by about 25 basis points compared to the prior year period. These favorable trends were partially offset by a 10 basis point increase in buying expenses from higher incentive costs.
Cost of goods sold for the nine month period ended October 31, 2009 increased $229.5 million compared to the same period in the prior year mainly due to increased sales from the opening of 45 net new stores between November 1, 2008 and October 31, 2009 and a 5% increase in comparable store sales.
Cost of goods sold as a percentage of sales for the nine month period ended October 31, 2009 decreased approximately 225 basis points from the same period in the prior year. This improvement was driven primarily by a 155 basis point increase in merchandise gross margin, which includes a 40 basis point benefit from lower shortage. In addition, freight costs declined by about 60 basis points, occupancy expense leveraged about 25 basis points, and distribution costs declined by about 10 basis points. These improvements were partially offset by a 25 basis point increase in buying expenses from higher incentive costs.
We cannot be sure that the gross profit margins realized for the three and nine month periods ended October 31, 2009 will continue in the future.
Selling, general and administrative expenses. For the three month period ended October 31, 2009, selling, general and administrative expenses increased $24.0 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 45 net new stores between November 1, 2008 and October 31, 2009.
Selling, general and administrative expenses as a percentage of sales for the three month period ended October 31, 2009 decreased by approximately 45 basis points over the same period in the prior year. This improvement was mainly driven by 55 basis points of leverage on store operating expenses partially offset by a 10 basis point increase in general and administrative expenses due to higher incentive costs versus the prior year.
For the nine month period ended October 31, 2009, selling, general and administrative expenses increased $65.7 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 45 net new stores between November 1, 2008 and October 31, 2009.
Selling, general and administrative expenses as a percentage of sales for the nine month period ended October 31, 2009 decreased by approximately 15 basis points over the same period in the prior year. This improvement was mainly driven by 40 basis points of leverage on store operating expenses partially offset by a 25 basis point increase in general and administrative expenses mainly due to higher incentive costs versus the prior year.
Interest expense (income), net. Net interest expense increased for the three and nine month periods ended October 31, 2009 by approximately $2.0 million and $7.7 million, respectively, compared to the same periods in the prior year primarily due to lower interest rates on cash and investments.
Taxes on earnings. Our effective tax rate for the three and nine month periods ended October 31, 2009 and November 1, 2008 was approximately 39%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings, and the result of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2009 will be in the range of 38% to 39%.
Earnings per share. Diluted earnings per share for the three month period ended October 31, 2009 was $0.84 compared to $0.44 in the prior year period. The 91% increase in diluted earnings per share is attributable to an 83% increase in net earnings and a 5% reduction in weighted average diluted shares outstanding primarily due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share for the nine month period ended October 31, 2009 was $2.39 compared to $1.57 in the prior year period. The 52% increase in diluted earnings per share is attributable to a 44% increase in net earnings and a 5% reduction in weighted average diluted shares outstanding primarily due to the repurchase of common stock under our stock repurchase program.

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

	Nine Months Ended
($000)	October 31, 2009	November 1, 2008
Cash flows provided by operating activities	$583,882	$368,833
Cash flows used in investing activities	(103,846)	(174,460)
Cash flows used in financing activities	(225,229)	(220,712)
Net increase (decrease) in cash and cash equivalents	$254,807	$(26,339)

Operating Activities

Net cash provided by operating activities was $583.9 million for the nine month period ended October 31, 2009 compared to $368.8 million for the nine month period ended November 1, 2008. The primary source of cash provided by operating activities for the nine month periods ended October 31, 2009 and November 1, 2008 was net earnings and accounts payable plus non-cash expenses for depreciation and amortization. The increase in cash flow from operating activities for the nine month period ended October 31, 2009 primarily resulted from an increase in accounts payable leverage as a result of faster inventory turns. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 61% as of January 31, 2009 and increased to 76% as of October 31, 2009. Accounts payable leverage was 63% as of November 1, 2008.

Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the nine month periods ended October 31, 2009 and November 1, 2008, our capital expenditures were approximately $124.2 million and $175.5 million, respectively. Our capital expenditures included fixtures and leasehold improvements to open new stores, implement information technology systems, build or expand distribution centers, install material handling equipment and related distribution center systems, and various other expenditures related to our stores, buying, and corporate offices. We opened 56 and 77 new stores on a gross basis during the nine month periods ended October 31, 2009 and November 1, 2008, respectively.

We are forecasting approximately $165 million in capital expenditures in fiscal year 2009 for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with cash flows from operations.

Financing Activities

During the nine month periods ended October 31, 2009 and November 1, 2008, our liquidity and capital requirements were provided by available cash, cash flows from operations, and trade credit. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own one distribution center in each of the following cities: Carlisle, Pennsylvania; Moreno Valley, California; and Fort Mill, South Carolina, and one warehouse facility in Fort Mill, South Carolina.

In January 2008, our Board of Directors approved a two-year $600 million stock repurchase program for fiscal 2008 and 2009. We repurchased 5.8 million shares of common stock for an aggregate purchase price of approximately $229.8 million during the nine month period ended October 31, 2009. We repurchased 7.0 million shares of common stock for approximately $231.4 million during the nine month period ended November 1, 2008.

For the nine month periods ended October 31, 2009 and November 1, 2008, dividends paid were $41.6 million and $37.2 million, respectively.

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

Our $600 million credit facility remains in place with $534.8 million available as of October 31, 2009 and expires in July 2011.

We estimate that cash flows from operations, bank credit lines, and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock, and make quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of October 31, 2009:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	Year	Years	Years	Years	Total[1]
Senior notes	$--	$--	$--	$150,000	$150,000
Interest payment obligations	9,667	19,335	19,335	55,029	103,366
Capital leases	385	53	--	--	438
Operating leases:
Rent obligations	332,045	643,067	490,004	532,541	1,997,657
Synthetic leases	6,014	9,154	2,727	--	17,895
Other synthetic lease obligations	1,248	1,634	56,000	--	58,882
Purchase obligations	1,077,730	10,035	1,266	--	1,089,031
Total contractual obligations	$1,427,089	$683,278	$569,332	$737,570	$3,417,269

1We have a $29.6 million liability for unrecognized tax benefits that is included in other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including maintaining certain interest coverage and other financial ratios. As of October 31, 2009, we were in compliance with these covenants.

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

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $2.9 million at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2010 and 2014 and contain renewal provisions.

We lease approximately 197,000 and 23,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2021 and 2014, respectively. The lease term for the New York office contains a renewal provision.

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

We have recognized a liability and corresponding asset for the fair value of the residual value guarantee in the amount of $8.3 million for our Perris, California distribution center and $1.3 million for our POS leases. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

In November 2001, we entered into a nine year lease for a 239,000 square foot warehouse and in September 2009 extended the lease through October 2013. We also leased, for ten years, a 246,000 square foot warehouse, and in September 2009 extended the lease through October 2014. Both of these leases are in Carlisle, Pennsylvania. In January 2009, we exercised a three-year lease option for a 253,000 square foot warehouse in Fort Mill, South Carolina, extending the lease term to February 2013. In June 2008, we purchased a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel of land that has been developed for trailer parking adjacent to our Perris distribution center.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under these agreements may vary depending on actual interest coverage ratios achieved. As of October 31, 2009 we were in compliance with these covenants.

Purchase obligations. As of October 31, 2009 we had purchase obligations of $1,089.0 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,041.6 million are purchase obligations of less than one year as of October 31, 2009.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at October 31, 2009:

($000)	Amount of Commitment Expiration Per Period				Total
	Less than	1 – 3	3 – 5	After 5	amount
Commercial Credit Commitments	1 year	years	years	years	committed
Revolving credit facility	$--	$600,000	$--	$--	$600,000
Total commercial commitments	$--	$600,000	$--	$--	$600,000

Revolving credit facility. We have available a $600 million revolving credit facility with our banks, which contains a $300 million sublimit for issuance of standby letters of credit, of which $234.8 million was available at October 31, 2009. This credit facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of October 31, 2009 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $65.2 million and $60.4 million in standby letters of credit outstanding at October 31, 2009 and November 1, 2008, respectively.

Trade letters of credit. We had $27.9 million and $21.3 million in trade letters of credit outstanding at October 31, 2009 and November 1, 2008, respectively.

Dividends. In November 2009, our Board of Directors declared a cash dividend of $.11 per common share, payable on December 31, 2009. Our Board of Directors declared quarterly cash dividends of $.11 per common share in January, May, and August 2009, and $.095 per common share in January, May, August, and November 2008.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2009, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of SFAS 167 will have a material impact on our consolidated financial statements.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no material outstanding forward contracts as of October 31, 2009.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of October 31, 2009, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore affected by changes in market interest rates.

In addition, we issued notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of October 31, 2009 is $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three and nine month periods ended October 31, 2009. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the third fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our Quarterly Report on Form 10-Q for our third fiscal quarter of 2009, and information we provide in our press releases, telephonic reports and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the third quarter of 2009 is as follows:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares (or units)	value) of shares (or
	number of	Average	purchased as part	units) that may yet be
	shares (or	price paid	of publicly	purchased under the
	units)	per share	announced plans or	plans or programs
Period	purchased[1]	(or unit)	programs	($000)[2]
August	394,059	$45.66	383,936	$128,000
(8/2/2009-8/29/2009)
September	708,899	$47.36	703,890	$95,000
(8/30/2009-10/3/2009)
October	542,025	$45.69	537,652	$70,000
(10/4/2009-10/31/2009)
Total	1,644,983	$46.40	1,625,478	$70,000

1We acquired 19,505 shares during the quarter ended October 31, 2009 related to income tax withholdings for restricted stock. All remaining shares were repurchased under our publicly announced stock repurchase program.

2 In January 2008 our Board of Directors approved a two-year $600 million stock repurchase program for fiscal 2008 and 2009.

Item 6. Exhibits

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date: December 9, 2009	By:	/s/ J. Call
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

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 8, 2009

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.