Form 10-K
period 2010-01-30
ROSS STORES INC
filed 2010-03-30
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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
Yes          No    X

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 1, 2009 was $5,381,730,344, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 12, 2010 was 122,529,865.

Documents incorporated by reference:
Portions of the Proxy Statement for Registrant's 2010 Annual Meeting of Stockholders, which will be filed on or before June 1, 2010, are incorporated herein by reference into Part III.

PART I

Item 1. Business.

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two chains of off-price retail apparel and home accessories stores. At January 30, 2010, we operated a total of 1,005 stores, of which 953 were Ross Dress for Less® (“Ross”) locations in 27 states and Guam and 52 were dd’s DISCOUNTS® stores in four states. Both chains target value-conscious women and men between the ages of 18 and 54. Ross target customers are primarily from middle income households, while the dd’s DISCOUNTS target customer is typically from more moderate income households. The decisions we make, from merchandising, purchasing and pricing, to the locations of our stores, are based on these customer profiles.

Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20 to 60 percent off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20 to 70 percent off moderate department and discount store regular prices. We believe that both Ross and dd’s DISCOUNTS derive a competitive advantage by offering a wide assortment of product within each of our merchandise categories in organized and easy-to-shop store environments.

Our mission is to offer competitive values to our target customers by focusing on the following key strategic objectives:
  Maintain an appropriate level of recognizable brands, labels, and fashions at strong discounts throughout the store.
  Meet customer needs on a local basis.
  Deliver an in-store shopping experience that reflects the expectations of the off-price customer.
  Manage real estate growth to compete effectively across all our markets.
We refer to our fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008 as fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

Merchandising, Purchasing and Pricing

We seek to provide our customers with a wide assortment of first-quality, in-season, brand-name and designer apparel, accessories, footwear, and home merchandise for the entire family at everyday savings of 20 to 60 percent below department and specialty store regular prices at Ross, and 20 to 70 percent below moderate department and discount store regular prices at dd’s DISCOUNTS. We sell recognizable brand-name merchandise that is current and fashionable in each category. New merchandise typically is received from three to six times per week at both Ross and dd’s DISCOUNTS stores. Our buyers review their merchandise assortments on a weekly basis, enabling them to respond to selling trends and purchasing opportunities in the market. Our merchandising strategy is reflected in our advertising, which emphasizes a strong value message. Our stores offer a treasure-hunt shopping experience where customers can find great savings every day on a broad assortment of brand-name bargains for the family and the home.

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

We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection of brand names within each classification with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. The mix of comparable store sales by department in fiscal 2009 was approximately as follows: Ladies 30%, Home Accents and Bed and Bath 24%, Men's 13%, Accessories, Lingerie, Fine Jewelry, and Fragrances 13%, Shoes 11%, and Children’s 9%. Our merchandise offerings also include product categories such as small furniture and furniture accents, educational toys and games, luggage, gourmet food and cookware, watches, sporting goods and, in select Ross stores, fine jewelry.

Purchasing. We have a combined network of approximately 7,700 merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced any difficulty in obtaining sufficient merchandise inventory.

We believe that our ability to effectively execute certain off-price buying strategies is a key factor in our success. Our buyers use a number of methods that enable us to offer our customers brand-name and designer merchandise at strong everyday discounts relative to department and specialty stores for Ross and moderate department and discount stores for dd’s DISCOUNTS. By purchasing later in the merchandise buying cycle than department, specialty, and discount stores we are able to take advantage of imbalances between retailers’ demand for products and manufacturers’ supply of those products.

Unlike most department and specialty stores, we typically do not require that manufacturers provide promotional allowances, co-op advertising allowances, return privileges, split shipments, drop shipments to stores, or delayed deliveries of merchandise. For most orders, only one delivery is made to one of our four distribution centers. These flexible requirements further enable our buyers to obtain significant discounts on in-season purchases.

The majority of the apparel and apparel-related merchandise that we offer in all of our stores is acquired through opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as "close-out" and "packaway" purchases. Close-outs can be shipped to stores in-season, allowing us to get in-season goods into our stores at lower prices. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within our merchandise assortments. Packaway merchandise is mainly fashion basics and, therefore, not usually affected by shifts in fashion trends.

In fiscal 2009, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 38% of total inventories as of January 30, 2010 and January 31, 2009. We believe the strong discounts we are able to offer on packaway merchandise are one of the key drivers of our business results.

We continued to roll out additional information system enhancements and process changes to improve our merchandising capabilities. These new tools are designed to strengthen our ability to plan, buy, and allocate at a more local versus regional level. We completed the chain-wide rollout to all merchandise categories for Ross in fiscal 2009, which was earlier than planned. The long-term objective of these investments is to fine tune our merchandise offerings to address more localized customer preferences and thereby gradually increase sales productivity and gross profit margins in both newer and existing regions and markets.

Our buying offices are located in New York City and Los Angeles, the nation's two largest apparel markets. These strategic locations allow our buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers. These locations also enable our buyers to strengthen vendor relationships -- a key element to the success of our off-price buying strategies.

Over the past year, we continued to make strategic investments in our merchandise organization to further enhance our ability to deliver name brand bargains to our customers. At the end of fiscal 2009, we had a total of approximately 410 merchants for Ross and dd’s DISCOUNTS combined, up from 360 in the prior year. The Ross and dd’s buying organizations are separate and distinct. These buying resources include merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have an average of about 12 years of experience, including merchandising positions with other retailers such as Ann Taylor, Bloomingdale's, Burlington Coat Factory, Foot Locker, HomeGoods, Kohl’s, Loehmann’s, Lord & Taylor, Macy's, Marshalls, Nordstrom, Saks, and T.J. Maxx. We expect to continue to make additional targeted investments in new merchants to further develop our relationships with an expanding number of manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

The off-price buying strategies utilized by our experienced team of merchants enable us to purchase Ross merchandise at net prices that are lower than prices paid by department and specialty stores and to purchase dd’s DISCOUNTS merchandise at net prices that are lower than prices paid by moderate department and discount stores.

Pricing. Our policy is to sell brand-name merchandise at Ross that is priced 20 to 60 percent below most department and specialty store regular prices. At dd’s DISCOUNTS, we sell more moderate brand-name product and fashions that are priced 20 to 70 percent below most moderate department and discount store regular prices. Our pricing policy is reflected on the price tag displaying our selling price as well as the comparable selling price for that item in department and specialty stores for Ross merchandise, or in more moderate department and discount stores for dd’s DISCOUNTS merchandise.

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

Stores

At January 30, 2010, we operated a total of 1,005 stores comprised of 953 Ross stores and 52 dd’s DISCOUNTS stores. Our stores are conveniently located in predominantly community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, we cluster stores to benefit from economies of scale in advertising, distribution, and field management.

We believe a key element of our success is our organized, attractive, easy-to-shop, in-store environments at both Ross and dd’s DISCOUNTS, which allow customers to shop at their own pace. While our stores promote a self-service, treasure hunt shopping experience, the layouts are designed to promote customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Each store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere. At most stores, shopping carts are available at the entrance for customer convenience. All cash registers are centrally located at store exits for customer ease and efficient staffing.

We use point-of-sale (“POS”) hardware and software systems in all stores, which minimizes transaction time for the customer at the checkout counter by electronically scanning each ticket at the point of sale and authorizing personal checks and credit cards in a matter of seconds. In addition, the POS systems allow us to accept debit cards and electronic gift cards from customers. For Ross and dd’s DISCOUNTS combined, approximately 58% of payments in fiscal 2009 and fiscal 2008 were made with credit cards and debit cards. We provide cash, credit card, and debit card refunds on all merchandise (not used, worn, or altered) returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or credited with store credit.

Operating Costs

Consistent with the other aspects of our business strategy, we strive to keep operating costs as low as possible. Among the factors which have enabled us to keep operating costs low are:
  Labor costs that generally are lower than full-price department and specialty stores due to a store design that creates a self-service retail format and due to the utilization of labor saving technologies.

  Economies of scale with respect to general and administrative costs as a result of centralized merchandising, marketing, and purchasing decisions.

  Flexible store layout criteria which facilitates conversion of existing buildings to our formats.
Information Systems

We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Recent initiatives include the following:
  We completed the rollout of demand forecasting software and related process changes designed to strengthen our merchandise planning effectiveness for Ross. We expect this initiative to drive gradual increases over time in store sales productivity and profitability by improving our ability to plan, buy, and allocate product at a more local level.

  We implemented additional supply chain enhancements to support expansion and improvement of our supply chain network. We also implemented a new labor time and attendance system at all of our distribution centers.

  We completed the rollout of new tools to better support the continued growth of our import business. These new tools provide our merchants with greater visibility into item cost components and inbound movement of import products.

  We made enhancements to our POS systems to reduce customer transaction and wait times.

  We implemented enhanced labor scheduling capabilities to give our stores the ability to better align the workforce with in-store activities.

  We upgraded our loss prevention software to allow for greater in-depth analysis and reporting. We also invested in additional store video surveillance systems to provide centralized remote monitoring.

  We implemented new on-line tools to assist our stores in their recruiting and hiring efforts. These new tools are designed to help our store managers expedite the hiring process and increase the quality of hiring decisions.
Distribution

We have four distribution processing facilities–-two in California and one each in Pennsylvania and South Carolina. We ship all of our merchandise to our stores through these distribution centers, which are large, highly automated, and built to suit our specific off-price business model.

In addition, we own one and lease three other warehouse facilities for packaway storage. We use other third-party facilities as needed for storage of packaway inventory.

We also utilize third-party cross docks to distribute merchandise to stores on a regional basis. Shipments are made by contract carriers to the stores from three to six times per week depending on location.

We believe that our existing distribution centers with their current expansion capabilities will provide adequate processing capacity to support store growth over the next few years. Additional information on the size and locations of our distribution centers and warehouse facilities is found under “Properties” in Item 2.

Advertising

We rely primarily on television advertising to communicate the Ross value proposition--brand-name merchandise at low everyday prices. This strategy reflects our belief that television is the most efficient and cost-effective medium for communicating everyday savings on a wide selection of brand-name bargains for both the family and home. Advertising for dd’s DISCOUNTS is primarily focused on new store grand openings and local grass roots initiatives.

Trademarks

The trademarks for Ross Dress For Less® and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

As of January 30, 2010, we had approximately 45,600 total employees, including an estimated 32,300 part-time employees. Additionally, we hire temporary employees--especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

Competition

We believe the principal competitive factors in the off-price retail apparel and home accessories industry are offering significant discounts on brand-name merchandise, offering a well-balanced assortment that appeals to our target customer, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we continue to make strategic investments in our buying organization. As discussed under Information Systems, we also recently completed the rollout in fiscal 2009 of additional enhancements to our merchandise planning system to strengthen our ability to plan, buy, and allocate product based on more local versus regional trends. We believe that we are well positioned to compete on the basis of each of these factors.

Nevertheless, the retail apparel market is highly fragmented and competitive. We face a challenging macro- economic and retail environment that creates intense competition for business from department stores, specialty stores, discount stores, warehouse stores, other off-price retailers, and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources. We also compete to some degree with retailers that sell apparel and home accessories through catalogs or over the internet. The retail apparel and home-related businesses may become even more competitive in the future.

dd’s DISCOUNTS

At January 30, 2010, we operated 52 dd’s DISCOUNTS in four states: 39 in California, 7 in Texas, 5 in Florida, and 1 in Arizona. At January 31, 2009, we had 39 dd’s DISCOUNTS stores in California, 6 in Florida, 5 in Texas, and 2 in Arizona, for a total of 52 stores. This smaller off-price concept targets the needs of households with more moderate incomes than Ross customers. We believe this is one of the fastest growing demographic markets in the country. dd’s DISCOUNTS features a moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.

The dd’s DISCOUNTS business generally has similar merchandise departments and categories to those of Ross, but features a different mix of brands at lower average price points. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood. The merchant, store, and distribution organizations for dd’s DISCOUNTS and Ross are separate and distinct; however, dd’s DISCOUNTS shares certain other corporate and support services with Ross.

Available Information

The internet address for our corporate website is www.rossstores.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and amendments to those reports are made available free of charge on or through the Investors section of our corporate website promptly after being electronically filed with the Securities and Exchange Commission. The information found on our corporate website is not part of this, or any other report or regulatory filing we file with or furnish to the Securities and Exchange Commission.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for fiscal 2009, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

We are subject to the economic and industry risks that affect large retailers operating in the United States.

Our business is exposed to the risks of a large, multi-store retailer, which must continually and efficiently obtain and distribute a supply of fresh merchandise throughout a large and growing network of stores. These risk factors include:
  An increase in the level of competitive pressures in the apparel or home-related merchandise industry.

  Changes in the level of consumer spending on or preferences for apparel or home-related merchandise, including the potential impact from the macro-economic environment, uncertainty in financial and credit markets, and changes in geopolitical conditions.

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

  A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores or a distribution center. Our corporate headquarters, Los Angeles buying office, two distribution centers, and 26% of our stores are located in California.
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

  Our ability to improve our merchandising capabilities through the recent implementation of new processes and systems enhancements.

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

  Our ability to achieve planned gross margins by effectively managing inventories, markdowns, and shrink.

  Our ability to effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.
Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

At January 30, 2010, we operated a total of 1,005 stores, of which 953 were Ross Dress for Less locations in 27 states and Guam and 52 were dd’s DISCOUNTS® stores in four states. All stores are leased, with the exception of two locations which we own.

During fiscal 2009, we opened 52 new Ross stores and closed three existing stores. The average approximate Ross store size is 29,800 square feet.

During fiscal 2009, we opened four new dd’s DISCOUNTS stores and closed four existing stores. The average approximate dd’s DISCOUNTS store size is 24,900 square feet. Our dd’s DISCOUNTS stores are currently located in California, Texas, Florida, and Arizona.

During fiscal 2009, no one store accounted for more than 1% of our sales.

We carry earthquake insurance for business interruption, inventory, and personal property to mitigate our risk on our corporate headquarters, distribution centers, buying offices, and all of our stores.

Our real estate strategy in 2010 is to open stores in states where we currently operate to increase our market penetration and to reduce overhead and advertising expenses as a percentage of sales in each market. We expect to enter new states for both Ross and dd’s DISCOUNTS in 2011. Important considerations in evaluating a new store location are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state as of January 30, 2010 and January 31, 2009.

State/Territory	January 30, 2010	January 31, 2009
Alabama	17	17
Arizona	52	52
California	259	247
Colorado	28	27
Delaware	1	1
Florida	125	114
Georgia	44	44
Guam	1	1
Hawaii	12	11
Idaho	9	9
Louisiana	11	10
Maryland	18	17
Mississippi	5	5
Montana	6	6
Nevada	20	19
New Jersey	10	9
New Mexico	6	5
North Carolina	32	32
Oklahoma	18	16
Oregon	25	25
Pennsylvania	32	29
South Carolina	20	20
Tennessee	25	24
Texas	153	143
Utah	12	12
Virginia	32	30
Washington	30	29
Wyoming	2	2
Total	1,005	956

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At January 30, 2010, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is five years, or 22 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.

See additional discussion under “Stores” in Item 1.

The following table summarizes the location and approximate sizes of our distribution centers, warehouses, and office locations as of January 30, 2010. Square footage information for the distribution centers and warehouses represents total ground floor area of the facility. Square footage information for office space represents total space occupied. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own / Lease
Distribution centers
Carlisle, Pennsylvania	425,000	OWN
Fort Mill, South Carolina	1,300,000	OWN
Moreno Valley, California	1,300,000	OWN
Perris, California	1,300,000	LEASE

Warehouses
Carlisle, Pennsylvania	239,000	LEASE
Carlisle, Pennsylvania	246,000	LEASE
Fort Mill, South Carolina	423,000	OWN
Fort Mill, South Carolina	255,000	LEASE

Office space
Los Angeles, California	26,000	LEASE
New York City, New York	197,000	LEASE
Pleasanton, California	181,000	LEASE

In October 2008, we purchased 167 acres of land in the Southeast.

See additional discussion under “Distribution” in Item 1.

Item 3. Legal Proceedings.

Like many California retailers, we have been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law remains pending as of January 30, 2010.

We are also party to various other legal proceedings arising in the normal course of business. Actions filed against us include commercial, product, customer, intellectual property, and labor and employment-related claims, including lawsuits in which plaintiffs allege that we violated state or federal laws. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

We believe that the resolution of these legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 4. (Removed and Reserved).

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers, indicating each person's principal occupation or employment during at least the past five years. The term of office is at the discretion of our Board of Directors.

Name	Age	Position
Michael Balmuth	59	Vice Chairman and Chief Executive Officer
James S. Fassio	55	President and Chief Development Officer
Michael O’Sullivan	46	President and Chief Operating Officer
Barbara Rentler	52	President and Chief Merchandising Officer
Lisa Panattoni	47	Group Executive Vice President, Merchandising
John G. Call	51	Senior Vice President and Chief Financial Officer

Mr. Balmuth joined the Board of Directors as Vice Chairman and became Chief Executive Officer in September 1996. From February 2005 to December 2009, he also served as President. He was Executive Vice President, Merchandising from July 1993 to September 1996 and Senior Vice President and General Merchandise Manager from November 1989 to July 1993. Before joining Ross, he was Senior Vice President and General Merchandising Manager at Bon Marché in Seattle from September 1988 to November 1989. From April 1986 to September 1988, he served as Executive Vice President and General Merchandising Manager for Karen Austin Petites.

Mr. Fassio became President and Chief Development Officer in December 2009. Prior to this, he was Executive Vice President, Property Development, Construction and Store Design from February 2005 to December 2009. From March 1991 to February 2005, he served as Senior Vice President, Property Development, Construction and Store Design. He joined the Company in June 1988 as Vice President of Real Estate. Prior to joining Ross, Mr. Fassio held various retail and real estate positions with Safeway Stores, Inc.

Mr. O’Sullivan became President and Chief Operating Officer in December 2009. From February 2005 to December 2009, he served as Executive Vice President and Chief Administrative Officer, after joining Ross in September 2003 as Senior Vice President, Strategic Planning and Marketing. From 1991 to 2003, Mr. O’Sullivan was a partner with Bain & Company providing consulting advice to retail, consumer goods, financial services and private equity clients.

Ms. Rentler has served as President and Chief Merchandising Officer of Ross Dress for Less® since December 2009, with responsibility for all merchandising categories at Ross. From December 2006 to December 2009, she was Executive Vice President, Merchandising, with responsibility for all Ross Apparel and Apparel-related products. She also served as Executive Vice President and Chief Merchandising Officer of dd’s DISCOUNTS® from February 2005 to December 2006, Senior Vice President and Chief Merchandising Officer of dd's DISCOUNTS from January 2004 to February 2005 and Senior Vice President and General Merchandise Manager at Ross Dress for Less from February 2001 to January 2004. Prior to that, she held various merchandising positions since joining the Company in February 1986.

Ms. Panattoni was named Group Executive Vice President, Merchandising for Ross Home, Men’s and Children’s in December 2009. She joined the Company in January 2005 as Senior Vice President and General Merchandise Manager of Ross Home and was promoted to Executive Vice President in October 2005. Prior to joining Ross, Ms. Panattoni was with The TJX Companies, where she served as Senior Vice President of Merchandising and Marketing for HomeGoods from 1998 to 2004 and as Divisional Merchandise Manager of the Marmaxx Home Store from 1994 to 1998.

Mr. Call has served as Senior Vice President and Chief Financial Officer since joining the Company in June 1997. From June 1997 to February 2009 he also served as Corporate Secretary. Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman’s from June 1993 until joining Ross in 1997. Prior to joining Friedman’s, Mr. Call held various positions with Ernst & Young LLP.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 768 stockholders of record as of March 12, 2010 and the closing stock price on that date was $52.92 per share.

Cash dividends. In January 2010, our Board of Directors declared a quarterly cash dividend payment of $.16 per common share, payable on March 31, 2010. Our Board of Directors declared quarterly cash dividends of $.11 per common share in January, May, August, and November 2009, and cash dividends of $.095 per common share in January, May, August, and November 2008.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2009 is as follows:

			Total number of	Maximum number
	Total		shares (or units)	(or approximate dollar
	number of	Average	purchased as part	value) of shares (or units)
	shares	price paid	of publicly	that may yet be purchased
	(or units)	per share	announced plans or	under the plans or
Period	purchased1	(or unit)	programs	programs ($000)
November
(11/01/2009-11/28/2009)	310,363	$45.31	309,776	$56,000
December
(11/29/2009-01/02/2010)	724,912	$43.68	722,670	$25,000
January
(01/03/2010-01/30/2010)	553,919	$45.27	542,397	$-

Total	1,589,194	$44.55	1,574,843	$ -²

1 We acquired 14,351 shares of treasury stock during the quarter ended January 30, 2010. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.
2 In January 2010 our Board of Directors approved a two-year $750 million stock repurchase program for fiscal 2010 and 2011.

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

Set forth below is a line graph comparing the cumulative total stockholder returns for our common stock with the Standard & Poors (“S&P”) 500 Index and the S&P Retailing Group over the last five years. The five year period comparison graph assumes that the value of the investment in our common stock at each fiscal year end and the comparative indexes was $100 on January 31, 2005 and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and may vary slightly from our actual fiscal year-end date for each period. Data with respect to returns for the S&P indexes is not readily available for periods shorter than one month. The total return assumes the reinvestment of dividends at the frequency with which dividends are paid. The graph is a historical representation of past performance only and is not necessarily indicative of future returns to stockholders.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Ross Stores, Inc., The S&P 500 Index and S&P Retailing Group

*$100 invested on 1/28/05 in stock or 1/31/05 in index, including reinvestment of dividends. Fiscal year ended January 31. Indexes calculated on month-end basis.

	Base Period	Indexed Returns for Years Ended
Company / Index	2005	2006	2007	2008	2009	2010
Ross Stores, Inc.	100	106	119	110	110	173
S&P 500 Index	100	110	126	123	76	101
S&P Retailing Group	100	109	124	106	67	107

Item 6. Selected Financial Data.

The following selected financial data is derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section “Forward-Looking Statements” in this Annual Report on Form 10–K and our consolidated financial statements and notes thereto.

($000, except per share data)	2009	2008	2007	20061	2005
Operations

Sales	$7,184,213	$6,486,139	$5,975,212	$5,570,210	$4,944,179
Cost of goods sold	5,327,278	4,956,576	4,618,220	4,317,527	3,852,591
Percent of sales	74.2%	76.4%	77.3%	77.5%	77.9%
Selling, general and administrative	1,130,813	1,034,357	935,901	863,033	766,144
Percent of sales	15.7%	16.0%	15.7%	15.5%	15.5%
Interest expense (income), net	7,593	(157)	(4,029)	(8,627)	(2,898)
Earnings before taxes	718,529	495,363	425,120	398,277	328,342
Percent of sales	10.0%	7.6%	7.1%	7.2%	6.6%
Provision for taxes on earnings	275,772	189,922	164,069	156,643	128,710
Net earnings	442,757	305,441	261,051	241,634	199,632
Percent of sales	6.2%	4.7%	4.4%	4.3%	4.0%
Basic earnings per share	$3.60	$2.36	$1.93	$1.73	$1.38
Diluted earnings per share	$3.54	$2.33	$1.90	$1.70	$1.36

Cash dividends declared per common share	$.490	$.395	$.320	$.255	$.220

1 Fiscal 2006 was a 53-week year; all other fiscal years presented were 52 weeks.

Selected Financial Data

($000, except per share data)	2009	2008	2007	2006¹	2005
Financial Position

Merchandise inventory	$872,498	$881,058	$1,025,295	$1,051,729	$938,091
Property and equipment, net	942,999	951,656	868,315	748,233	639,852
Total assets	2,768,633	2,355,511	2,371,322	2,358,591	1,938,738
Return on average assets	17%	13%	11%	11%	11%
Working capital	554,933	358,456	387,396	431,699	349,864
Current ratio	1.5:1	1.4:1	1.4:1	1.4:1	1.4:1
Long-term debt	150,000	150,000	150,000	150,000	-
Long-term debt as a percent
of total capitalization	11%	13%	13%	14%	-
Stockholders' equity	1,157,293	996,369	970,649	909,830	836,172
Return on average stockholders' equity	41%	31%	28%	28%	25%
Book value per common share
outstanding at year-end	$9.41	$7.82	$7.24	$6.53	$5.80

Operating Statistics

Number of stores opened	56	77	98	66	86
Number of stores closed	7	11	5	3	1
Number of stores at year-end	1,005	956	890	797	734
Comparable store sales increase²
(52-week basis)	6%	2%	1%	4%	6%
Sales per square foot of selling
space3 (52-week basis)	$311	$298	$301	$305	$304
Square feet of selling space
at year-end (000)	23,700	22,500	21,100	18,600	17,300
Number of employees at year-end	45,600	40,000	39,100	35,800	33,200
Number of common stockholders
of record at year-end	767	754	760	749	756

1 Fiscal 2006 was a 53-week year; all other fiscal years presented were 52 weeks.
2 Comparable stores are stores open for more than 14 complete months.
3 Based on average annual selling square footage.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the second largest off-price apparel and home goods retailer in the United States. At the end of fiscal 2009, we operated 953 Ross Dress for Less (“Ross”) locations in 27 states and Guam, and 52 dd’s DISCOUNTS stores in four states. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20 to 60 percent off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.

Our primary objective is to pursue and refine our existing off-price strategies to maintain or improve profitability and improve financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry. Total aggregate sales for five of the largest off-price retailers in the United States increased 7% during 2009 on top of a 3% increase in 2008. This compares to total national apparel sales which declined 5% during 2009 compared to a 3% decline in 2008, according to data published by the NPD Group, Inc., which provides global sales and marketing information on the retail industry.

We believe that the stronger relative sales gains of the off-price retailers during 2009 were driven mainly by the increased focus on value by consumers, whose spending continued to be pressured by the challenging macro-economic environment. Our sales and earnings gains in 2009 benefited from efficient execution of our resilient and flexible off-price business model. Our merchandise and operational strategies are designed to take advantage of the expanding market share of our off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling everyday discounts.

Looking ahead to 2010, we are planning to maintain tight controls of both inventory levels and operating expenses as part of our strategy to help us maximize our profitability.

We refer to our fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008 as fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Fiscal 2009, 2008, and 2007 were 52 weeks.

Results of Operations

The following table summarizes the financial results for fiscal years ended 2009, 2008, and 2007.

	2009	2008	2007
Sales
Sales (millions)	$7,184	$6,486	$5,975
Sales growth	10.8%	8.6%	7.3%
Comparable store sales growth	6%	2%	1%

Costs and expenses (as a percent of sales)
Cost of goods sold	74.2%	76.4%	77.3%
Selling, general and administrative	15.7%	16.0%	15.7%
Interest expense (income), net	0.1%	0.0%	(0.1%	)

Earnings before taxes (as a percent of sales)	10.0%	7.6%	7.1%

Net earnings (as a percent of sales)	6.2%	4.7%	4.4%

Stores. Total stores open at the end of 2009, 2008, and 2007 were 1,005, 956, and 890, respectively. The number of stores at the end of fiscal 2009, 2008, and 2007 increased by 5%, 7%, and 12% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	2009	2008	2007
Stores at the beginning of the period	956	890	797
Stores opened in the period	56	77	98
Stores closed in the period	(7)	(11)	(5)
Stores at the end of the period	1,005	956	890

Selling square footage at the end of the period (000)	23,700	22,500	21,100

Sales. Sales for fiscal 2009 increased $698.1 million, or 10.8%, compared to the prior year due to the opening of 49 net new stores during 2009, and a 6% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2008 increased $510.9 million, or 8.6%, compared to the prior year due to the opening of 66 net new stores during 2008, and a 2% increase in sales from comparable stores.

Our sales mix is shown below for fiscal 2009, 2008, and 2007:

	2009	2008	2007
Ladies	30%	32%	32%
Home accents and bed and bath	24%	23%	23%
Men’s	13%	14%	15%
Accessories, lingerie, fine jewelry, and fragrances	13%	12%	11%
Shoes	11%	10%	10%
Children’s	9%	9%	9%
Total	100%	100%	100%

We expect to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2009, 2008, and 2007, we cannot be sure that they will result in a continuation of sales growth or an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2009 increased $370.7 million compared to the prior year mainly due to increased sales from the opening of 49 net new stores during the year, and a 6% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2009 decreased approximately 230 basis points from the prior year. This improvement was mainly the result of a 170 basis point increase in merchandise gross margin, which includes a 40 basis point benefit from lower shortage. In addition, freight costs declined by about 50 basis points, occupancy leveraged 35 basis points, and distribution costs declined by about 10 basis points. These improvements were partially offset by a 35 basis point increase in buying expenses due in part to higher incentive costs versus the prior year.

Cost of goods sold in fiscal 2008 increased $338.4 million compared to the prior year mainly due to increased sales from the opening of 66 net new stores during the year, and a 2% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2008 decreased approximately 90 basis points from the prior year. This improvement was mainly the result of a 100 basis point increase in merchandise gross margin. In addition, distribution costs for the year improved by about 20 basis points. As a percent of sales, these favorable trends were partially offset by a 10 basis point increase in occupancy expense and a 20 basis point increase in incentive costs.

We cannot be sure that the gross profit margins realized in fiscal 2009, 2008, and 2007 will continue in future years.

Selling, general and administrative expenses. For fiscal 2009, selling, general and administrative expenses (“SG&A”) increased $96.5 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 49 net new stores during the year.

SG&A as a percentage of sales for fiscal 2009 decreased by approximately 20 basis points compared to the prior year. This decrease was mainly driven by 40 basis points of leverage on store operating expenses partially offset by a 20 basis point increase in general and administrative expenses due in part to higher incentive costs versus the prior year.

For fiscal 2008, SG&A increased $98.5 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 66 net new stores during the year.

SG&A as a percentage of sales for fiscal 2008 grew by approximately 30 basis points over the prior year. This increase was mainly driven by a 20 basis point increase in store operating expenses and a 10 basis point increase in general and administrative costs as a percent of sales.

The largest component of SG&A is payroll. The total number of employees, including both full and part-time, as of fiscal year end 2009, 2008, and 2007 was approximately 45,600, 40,000, and 39,100, respectively.

Interest expense (income), net. In fiscal 2009, interest expense increased by $1.1 million primarily due to lower capitalization of construction interest. In fiscal 2009, interest income decreased by $6.7 million primarily due to lower investment yields as compared to the prior year. As a percentage of sales, net interest expense in fiscal 2009 decreased pre-tax earnings by approximately 10 basis points compared to the same period in the prior year. The table below shows interest expense and income for fiscal 2009, 2008, and 2007:

($ millions)	2009	2008	2007
Interest expense	$9.4	$8.3	$9.8
Interest income	(1.8)	(8.5)	(13.8)
Total interest expense (income), net	$7.6	$(0.2)	$(4.0)

Taxes on earnings. Our effective tax rate for fiscal 2009, 2008, and 2007 was approximately 38%, 38%, and 39%, respectively, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2010 will be in the range of 38% to 39%.

Net earnings. Net earnings as a percentage of sales for fiscal 2009 were higher compared to fiscal 2008 primarily due to both lower cost of goods sold and lower SG&A expenses as a percentage of sales. Net earnings as a percentage of sales for fiscal 2008 were higher compared to fiscal 2007 primarily due to lower cost of goods sold as a percentage of sales, partially offset by higher SG&A expenses as a percentage of sales.

Earnings per share. Diluted earnings per share in fiscal 2009 was $3.54, compared to $2.33 in fiscal 2008. This 52% increase in diluted earnings per share is attributable to an approximate 45% increase in net earnings and a 5% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2008 was $2.33, compared to $1.90 in fiscal 2007. This 23% increase in diluted earnings per share is attributable to an approximate 17% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, capital expenditures in connection with opening new stores, and investments in distribution centers and information systems. We also use cash to repurchase stock under our stock repurchase program and to pay dividends.

($ millions)	2009	2008	2007
Cash flows provided by operating activities	$888.4	$583.4	$353.5
Cash flows used in investing activities	(136.8)	(218.7)	(244.7)
Cash flows used in financing activities	(304.6)	(300.9)	(218.6)
Net increase (decrease) in cash and cash equivalents	$447.0	$63.8	$(109.8)

Operating Activities

Net cash provided by operating activities was $888.4 million, $583.4 million, and $353.5 million in fiscal 2009, 2008, and 2007, respectively. The primary sources of cash provided by operating activities in fiscal 2009, 2008, and 2007 were net earnings plus non-cash expenses for depreciation and amortization. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 75% as of January 30, 2010 and 61% as of January 31, 2009. The increase in leverage was due to faster turns on lower inventory levels.

Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

In fiscal 2009, 2008, and 2007, our capital expenditures were $158.5 million, $224.4 million, and $236.1 million, respectively. Our capital expenditures included fixtures and leasehold improvements to open new stores, implement information technology systems, build or expand distribution centers, and various other expenditures related to our stores, buying and corporate offices. In fiscal 2008 we also purchased land in South Carolina with the intention of building a new distribution center in the future. We opened 56, 77, and 98 new stores in fiscal 2009, 2008, and 2007, respectively, which included relocating one store in 2009 and one store in 2007.

We had purchases of investments of $2.9 million, $37.0 million, and $146.1 million in fiscal 2009, 2008, and 2007, respectively. We had sales of investments of $24.5 million, $42.5 million, and $137.1 million in fiscal 2009, 2008, and 2007, respectively.

We are forecasting approximately $215 million in capital requirements in 2010 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation, or upgrade of existing stores, for investments in store and merchandising systems, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with available cash, cash flows from operations, and trade credit.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2009	2008	2007
New stores	$55.4	$52.0	$110.1
Store renovations and improvements	44.3	47.3	32.3
Information systems	10.4	13.2	21.4
Distribution centers, corporate office, and other	48.4	111.9	72.3
Total capital expenditures	$158.5	$224.4	$236.1

Financing Activities

During fiscal 2009, 2008, and 2007, our liquidity and capital requirements were provided by available cash, cash flows from operations, and trade credit. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own one distribution center in each of the following cities: Carlisle, Pennsylvania; Moreno Valley, California; and Fort Mill, South Carolina; and one warehouse facility in Fort Mill, South Carolina.

In January 2008, our Board of Directors approved a two-year $600 million stock repurchase program for fiscal 2008 and 2009. We repurchased 7.4 million and 9.3 million shares of common stock for aggregate purchase prices of approximately $300 million in both 2009 and 2008. In January 2010, our Board of Directors approved a two-year $750 million stock repurchase program for fiscal 2010 and 2011.

In January 2010, our Board of Directors declared a quarterly cash dividend payment of $.16 per common share, payable on March 31, 2010. Our Board of Directors declared quarterly cash dividends of $.11 per common share in January, May, August, and November 2009, and cash dividends of $.095 per common share in January, May, August, and November 2008.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank, and other credit lines to meet our capital and liquidity requirements, including lease payment obligations in 2010.

We estimate that cash flows from operations, bank credit lines, and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock, and make quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of January 30, 2010:

	Less than 1			After 5
($000)	year	1 - 3 years	3 - 5 years	years	Total1
Senior Notes	$-	$-	$-	$150,000	$150,000
Interest payment obligations	9,667	19,335	19,335	50,195	98,532
Capital leases	291	45	-	-	336
Operating leases:
Rent obligations	333,077	660,350	502,136	500,278	1,995,841
Synthetic leases	5,681	8,886	1,705	-	16,272
Other synthetic lease obligations	1,564	1,030	56,000	-	58,594
Purchase obligations	1,078,071	7,886	831	-	1,086,788
Total contractual obligations	$1,428,351	$697,532	$580,007	$700,473	$3,406,363

1 We have a $33.6 million liability for unrecognized tax benefits that is included in other long-term liabilities on our consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

Senior Notes. We have two series of unsecured senior notes outstanding with various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million, are due in December 2021, and bear interest at a rate of 6.53%. Interest on these notes is included in Interest payment obligations in the table above. These notes are subject to prepayment penalties for early payment of principal.

Borrowings under these notes are subject to certain operating and financial covenants, including maintaining certain interest coverage and other financial ratios. As of January 30, 2010, we were in compliance with these covenants.

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

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $2.6 million, at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2011 and 2015 and contain renewal provisions.

We lease approximately 197,000 and 26,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2021 and 2014, respectively and contain renewal provisions.

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed under a $70 million ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. The agreement includes a prepayment penalty for early payoff of the lease. Our contractual obligation of $56 million is included in Other synthetic lease obligations in the above table.

We have recognized a liability and corresponding asset for the inception date estimated fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $0.9 million for the POS leases. These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

We lease two warehouses in Carlisle, Pennsylvania with one lease expiring in 2013 and the other expiring in 2014. In January 2009, we exercised a three-year option for a 255,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2013. In June 2008, we purchased a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel of land that has been developed for trailer parking adjacent to our Perris distribution center.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of January 30, 2010, we were in compliance with these covenants.

Purchase obligations. As of January 30, 2010 we had purchase obligations of $1,087 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,044 million represent purchase obligations of less than one year as of January 30, 2010.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at January 30, 2010:

	Amount of Commitment Expiration Per Period				Total
	Less than	1 - 3	3 – 5	After 5	amount
($000)	1 year	years	years	years	committed
Revolving credit facility	$-	$600,000	$-	$-	$600,000
Total commercial commitments	$-	$600,000	$-	$-	$600,000

For additional information relating to this credit facility, refer to Note D of Notes to the Consolidated Financial Statements.

Revolving credit facility. We have available a $600 million revolving credit facility with our banks, which contains a $300 million sublimit for issuance of standby letters of credit, of which $234.8 million was available at January 30, 2010. This credit facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of January 30, 2010 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $65.2 million and $60.4 million in standby letters of credit outstanding at January 30, 2010 and January 31, 2009, respectively.

Trade letters of credit. We had $32.9 million and $16.7 million in trade letters of credit outstanding at January 30, 2010 and January 31, 2009, respectively.

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

Merchandise inventory. Our merchandise inventory is stated at the lower of cost or market, with cost determined on a weighted average cost basis. We purchase manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in our warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway inventory accounted for approximately 38% of total inventories as of January 30, 2010 and January 31, 2009. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2009, 2008, or 2007.

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

Stock-based compensation. We recognize compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. We use historical data to estimate pre-vesting forfeitures and to recognize stock-based compensation expense. All stock-based compensation awards are expensed over the service or performance periods of the awards.

Income taxes. We account for our uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740. We are required to make assumptions and judgments regarding our income tax exposures. Our policy is to recognize interest and/or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 810 (originally issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R))”. Among other things, ASC 810 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. ASC 810 is effective for fiscal years beginning after November 15, 2009. We do not believe the adoption of ASC 810 will have a material impact on our consolidated financial statements.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2009, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports, and other investor communications including on our corporate website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of January 30, 2010.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of January 30, 2010, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we issued notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of January 30, 2010 is $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended January 30, 2010. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Earnings

	Year ended	Year ended	Year ended
($000, except per share data)	January 30, 2010	January 31, 2009	February 2, 2008
Sales	$7,184,213	$6,486,139	$5,975,212

Costs and Expenses
Costs of goods sold	5,327,278	4,956,576	4,618,220
Selling, general and administrative	1,130,813	1,034,357	935,901
Interest expense (income), net	7,593	(157)	(4,029)
Total costs and expenses	6,465,684	5,990,776	5,550,092

Earnings before taxes	718,529	495,363	425,120
Provision for taxes on earnings	275,772	189,922	164,069
Net earnings	$442,757	$305,441	$261,051

Earnings per share
Basic	$3.60	$2.36	$1.93
Diluted	$3.54	$2.33	$1.90

Weighted average shares outstanding (000)
Basic	122,887	129,235	135,093
Diluted	125,014	131,315	137,142

Dividends
Cash dividends declared per share	$0.490	$0.395	$0.320

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	January 30, 2010	January 31, 2009
Assets

Current Assets
Cash and cash equivalents	$768,343	$321,355
Short-term investments	1,754	798
Accounts receivable	44,234	41,170
Merchandise inventory	872,498	881,058
Prepaid expenses and other	58,618	55,241
Deferred income taxes	-	14,093
Total current assets	1,745,447	1,313,715

Property and Equipment
Land and buildings	239,688	201,385
Fixtures and equipment	1,189,538	1,073,990
Leasehold improvements	536,979	509,971
Construction-in-progress	21,812	72,839
	1,988,017	1,858,185
Less accumulated depreciation and amortization	1,045,018	906,529
Property and equipment, net	942,999	951,656
Long-term investments	16,848	38,014
Other long-term assets	63,339	52,126
Total assets	$2,768,633	$2,355,511

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$658,299	$536,745
Accrued expenses and other	259,582	238,516
Accrued payroll and benefits	218,234	170,878
Income taxes payable	51,505	9,120
Deferred income taxes	2,894	-
Total current liabilities	1,190,514	955,259
Long-term debt	150,000	150,000
Other long-term liabilities	174,543	156,726
Deferred income taxes	96,283	97,157
Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share	1,229	1,273
Authorized 600,000,000 shares
Issued and outstanding 122,929,000 and
127,346,000 shares, respectively.
Additional paid-in capital	681,908	626,117
Treasury stock	(36,864)	(30,819)
Accumulated other comprehensive income (loss)	170	(1,174)
Retained earnings	510,850	400,972
Total stockholders’ equity	1,157,293	996,369
Total liabilities and stockholders’ equity	$2,768,633	$2,355,511

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
					Accumulated
			Additional		other
	Common stock		paid-in	Treasury	comprehensive	Retained
(000)	Shares	Amount	capital	stock	income (loss)	earnings	Total
Balance at February 3, 2007	139,356	$1,402	$545,702	$(22,031)	$(163)	$384,920	$909,830
Cumulative effect of adoption of new	-	-	-	-	-	(7,417)	(7,417)
accounting standard
Comprehensive income:
Net earnings	-	-	-	-	-	261,051	261,051
Unrealized investment gain	-	-	-	-	1,503	-	1,503
Total comprehensive income							262,554
Common stock issued under stock
plans, net of shares
used for tax withholding	1,612	8	20,745	(3,879)	-	-	16,874
Tax benefit from equity issuance	-	-	6,535	-	-	-	6,535
Stock based compensation	-	-	25,165	-	-	-	25,165
Common stock repurchased	(6,872)	(69)	(20,360)	-	-	(179,571)	(200,000)
Dividends declared	-	-	-	-	-	(42,892)	(42,892)

Balance at February 2, 2008	134,096	$1,341	$577,787	$(25,910)	$1,340	$416,091	$970,649
Comprehensive income:
Net earnings	-	-	-	-	-	305,441	305,441
Unrealized investment loss	-	-	-	-	(2,514)	-	(2,514)
Total comprehensive income							302,927
Common stock issued under stock
plans, net of shares
used for tax withholding	2,598	25	47,848	(4,909)	-	-	42,964
Tax benefit from equity issuance	-	-	8,532	-	-	-	8,532
Stock based compensation	-	-	22,575	-	-	-	22,575
Common stock repurchased	(9,348)	(93)	(30,625)	-	-	(269,282)	(300,000)
Dividends declared	-	-	-	-	-	(51,278)	(51,278)

Balance at January 31, 2009	127,346	$1,273	$626,117	$(30,819)	$(1,174)	$400,972	$996,369
Comprehensive income:
Net earnings	-	-	-	-	-	442,757	442,757
Unrealized investment gain	-	-	-	-	1,344	-	1,344
Total comprehensive income							444,101
Common stock issued under stock
plans, net of shares
used for tax withholding	2,958	30	49,363	(6,045)	-	-	43,348
Tax benefit from equity issuance	-	-	8,582	-	-	-	8,582
Stock based compensation	-	-	25,746	-	-	-	25,746
Common stock repurchased	(7,375)	(74)	(27,900)	-	-	(272,026)	(300,000)
Dividends declared	-	-	-	-	-	(60,853)	(60,853)
Balance at January 30, 2010	122,929	$1,229	$681,908	$(36,864)	$170	$510,850	$1,157,293

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended	Year ended	Year ended
($000)	January 30, 2010	January 31, 2009	February 2, 2008
Cash Flows From Operating Activities
Net earnings	$442,757	$305,441	$261,051
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	159,043	141,802	122,801
Stock-based compensation	25,746	22,575	25,165
Deferred income taxes	16,113	23,804	(10,699)
Tax benefit from equity issuance	8,582	8,532	6,535
Excess tax benefit from stock-based compensation	(7,291)	(5,973)	(5,140)
Change in assets and liabilities:
Merchandise inventory	8,560	144,237	26,434
Other current assets	(6,441)	(6,089)	(15,039)
Accounts payable	115,893	(101,682)	(63,199)
Other current liabilities	118,980	43,249	(18,716)
Other long-term, net	6,442	7,543	24,366
Net cash provided by operating activities	888,384	583,439	353,559

Cash Flows From Investing Activities
Additions to property and equipment	(158,487)	(224,418)	(236,121)
Proceeds from sales of property and equipment	10	117	356
Purchases of investments	(2,904)	(36,984)	(146,082)
Proceeds from investments	24,548	42,522	137,104
Net cash used in investing activities	(136,833)	(218,763)	(244,743)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	7,291	5,973	5,140
Issuance of common stock related to stock plans	49,393	47,873	20,753
Treasury stock purchased	(6,045)	(4,909)	(3,879)
Repurchase of common stock	(300,000)	(300,000)	(200,000)
Dividends paid	(55,202)	(49,838)	(40,638)
Net cash used in financing activities	(304,563)	(300,901)	(218,624)

Net increase (decrease) in cash and cash equivalents	446,988	63,775	(109,808)

Cash and cash equivalents:
Beginning of year	321,355	257,580	367,388
End of year	$768,343	$321,355	$257,580

Supplemental Cash Flow Disclosures
Interest paid	$9,668	$9,676	$9,668
Income taxes paid	$201,232	$167,478	$164,223

Non-Cash Investing Activities
Increase (decrease) in fair value of investment securities	$1,435	$(2,514)	$1,503

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, name brand apparel, shoes, and accessories for the entire family, as well as gift items, linens and other home-related merchandise. At the end of fiscal 2009, the Company operated 953 Ross Dress for Less® (“Ross”) locations in 27 states and Guam and 52 dd’s DISCOUNTS® stores in four states, all of which are supported by four distribution centers. The Company’s headquarters, one buying office, two distribution centers and 26% of its stores are located in California.

Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 are referred to as fiscal 2009, fiscal 2008, and fiscal 2007, respectively, and were 52 weeks.

Use of accounting estimates. The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting estimates include valuation of merchandise inventory and long-lived assets and accruals for self-insurance.

Purchase obligations. As of January 30, 2010, the Company had purchase obligations of approximately $1,087 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,044 million represent purchase obligations of less than one year as of January 30, 2010.

Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less.

Investments. The Company’s investments are comprised of various debt securities. At January 30, 2010 and January 31, 2009, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their original maturities and the Company’s intent. Investments with an original maturity of less than one year are classified as short-term. See Note B for additional information.

Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in the Company's warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway inventory accounted for approximately 38% of total inventories as of January 30, 2010 and January 31, 2009. The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.

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

Property and equipment. Property and equipment, which include amounts recorded under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment and 20 to 40 years for real property. Depreciation and amortization expense on property and equipment was $153.1 million, $134.0 million and $120.7 million for fiscal 2009, 2008, and 2007, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs, net of amortization, of $106.7 million and $125.8 million at January 30, 2010 and January 31, 2009, respectively, are included in fixtures and equipment and are amortized over their estimated useful life generally ranging from five to seven years. Capital leases, net of depreciation, of $0.6 million at January 30, 2010 consist of distribution center equipment and have terms of two to three years. The Company capitalizes interest during the construction period. Interest capitalized was $1.8 million and $3.2 million in fiscal 2009 and fiscal 2008, respectively.

Other long-term assets. Other long-term assets as of January 30, 2010 and January 31, 2009 consisted of the following:

($000)	2009	2008
Deferred compensation (Note B)	$50,706	$37,304
Goodwill	2,889	2,889
Deposits	3,000	3,851
Other	6,744	8,082
Total	$63,339	$52,126

Other assets are principally comprised of prepaid rent and other long term prepayments.

Property, other long-term assets, and certain identifiable intangibles that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2009, fiscal 2008, and fiscal 2007, no impairment charges were recorded.

Store closures. The Company continually reviews the operating performance of individual stores. For stores that are closed, the Company records a liability for future minimum lease payments net of estimated sublease recoveries and related ancillary costs at the time the liability is incurred. In 2009, the Company closed three Ross Dress for Less and four dd’s DISCOUNTS locations. In 2008, the Company closed six Ross Dress for Less and five dd’s DISCOUNTS locations. The lease loss liability related to certain of these closed stores was $6.2 million and $1.0 million, as of January 30, 2010 and January 31, 2009, respectively. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $125.7 million and $97.2 million at January 30, 2010 and January 31, 2009, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Self-insurance. The Company is self-insured for workers’ compensation, general liability insurance costs and costs of certain medical plans. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance reserves as of January 30, 2010 and January 31, 2009 consisted of the following:

($000)	2009	2008
Workers’ Compensation	$61,525	$57,466
General Liability	19,196	18,294
Medical Plans	3,107	3,166
Total	$83,828	$78,926

Workers’ compensation and self-insured medical plan liabilities are included in accrued payroll and benefits and accruals for general liability are included in accrued expenses and other in the accompanying consolidated balance sheets.

Other long-term liabilities. Other long-term liabilities as of January 30, 2010 and January 31, 2009 consisted of the following:

($000)	2009	2008
Deferred rent	$58,954	$57,428
Deferred compensation	50,706	37,304
Tenant improvement allowances	26,559	29,818
Income taxes (See Note F)	33,570	26,019
Other	4,754	6,157
Total	$174,543	$156,726

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

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, accounts receivable, and accounts payable approximates their estimated fair value. See Note B and Note D for additional fair value information.

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

Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in accrued expenses and other in the consolidated balance sheets. The allowance for sales returns consists of the following:

($000)	Beginning balance	Additions	Returns	Ending balance
Year ended:
January 30, 2010	$4,702	$506,249	$(505,607)	$5,344
January 31, 2009	$4,559	$452,035	$(451,892)	$4,702
February 2, 2008	$4,320	$408,434	$(408,195)	$4,559

Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred. Advertising costs for fiscal 2009, 2008, and 2007 were $53.5 million, $53.9 million, and $50.2 million, respectively.

Stock-based compensation. The Company recognizes compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. See Note C for more information on the Company’s stock-based compensation plans.

Taxes on earnings. The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or tax rates. ASC 740-10 also clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements and prescribes a recognition threshold of more-likely-than-not, and a measurement standard for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements. See Note F.

Treasury stock. The Company records treasury stock at cost. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock grants.

Earnings per share (“EPS”). The Company computes and reports both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested shares of both performance and non-performance based awards of restricted stock.

In fiscal 2009, 2008, and 2007 there were 19,800, 583,000, and 1,277,000 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

		Effect of dilutive
	Basic	common stock	Diluted
Shares in (000s)	EPS	equivalents	EPS
2009
Shares	122,887	2,127	125,014
Amount	$3.60	$(.06)	$3.54

2008
Shares	129,235	2,080	131,315
Amount	$2.36	$(.03)	$2.33

2007
Shares	135,093	2,049	137,142
Amount	$1.93	$(.03)	$1.90

Sales mix. The Company’s sales mix is shown below for fiscal 2009, 2008, and 2007:

	2009	2008	2007
Ladies	30%	32%	32%
Home accents and bed and bath	24%	23%	23%
Men’s	13%	14%	15%
Accessories, lingerie, fine jewelry, and fragrances	13%	12%	11%
Shoes	11%	10%	10%
Children’s	9%	9%	9%
Total	100%	100%	100%

Comprehensive income. Comprehensive income consists of net earnings and other comprehensive income, principally unrealized investment gains or losses. Components of comprehensive income are presented in the consolidated statements of stockholders’ equity.

New accounting standards. In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 810 (originally issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R))”. Among other things, ASC 810 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. ASC 810 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of ASC 810 will have a material impact on its consolidated financial statements.

Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of January 30, 2010 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$1,050	$-	$(158)	$892	$-	$892
Corporate securities	9,704	567	(67)	10,204	1,073	9,131
U.S. Government and agency
securities	5,247	30	(187)	5,090	-	5,090
Mortgage-backed securities	2,340	79	(3)	2,416	681	1,735
Total	$18,341	$676	$(415)	$18,602	$1,754	$16,848

The amortized cost and fair value of the Company’s available-for-sale securities as of January 31, 2009 were:

	Amortized	Unrealized	Unrealized	Fair	Short-	Long-
($000)	cost	gains	losses	value	term	term
Auction-rate securities	$1,100	$-	$-	$1,100	$-	$1,100
Asset-backed securities	984	5	(200)	789	389	400
Corporate securities	13,773	152	(685)	13,240	-	13,240
U.S. Government and agency
securities	15,940	446	-	16,386	-	16,386
Mortgage-backed securities	8,189	119	(1,011)	7,297	409	6,888
Total	$39,986	$722	$(1,896)	$38,812	$798	$38,014

At January 30, 2010, the Company had investments of approximately $18.3 million of which $5.0 million had gross unrealized losses of $0.2 million that had been in a continuous unrealized loss position for more than twelve months. Of the remaining $13.3 million, $3.0 million of investments had gross unrealized losses of $0.2 million which had been in a continuous unrealized loss position for less than twelve months. These unrealized losses on investments were caused primarily by the decline in market values of floating rate corporate and auction rate securities and the impact of interest yield fluctuations on long-term treasury securities. The Company does not consider these investments to be other than temporarily impaired at January 30, 2010.

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

Assets measured at fair value on a recurring basis at January 30, 2010 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 30,	Assets	Inputs	Inputs
($000)	2010	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$892	$-	$-	$892
Corporate securities	10,204	-	10,204	-
U.S. Government and agency securities	5,090	5,090	-	-
Mortgage-backed securities	2,416	-	2,416	-
Total assets measured at fair value	$18,602	$5,090	$12,620	$892

Assets measured at fair value on a recurring basis at January 31, 2009 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 31,	Assets	Inputs	Inputs
($000)	2009	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$1,100	$-	$-	$1,100
Asset-backed securities	789	-	789	-
Corporate securities	13,240	-	13,240	-
U.S. Government and agency securities	16,386	16,386	-	-
Mortgage-backed securities	7,297	-	7,297	-
Total assets measured at fair value	$38,812	$16,386	$21,326	$1,100

The maturities of investment securities at January 30, 2010 were:

		Estimated
($000)	Cost basis	fair value
Maturing in one year or less	$1,722	$1,754
Maturing after one year through five years	6,446	6,812
Maturing after five years through ten years	9,123	9,144
Maturing after ten years	1,050	892
Total	$18,341	$18,602

The maturities of investment securities at January 31, 2009 were:

		Estimated
($000)	Cost basis	fair value
Maturing in one year or less	$886	$798
Maturing after one year through five years	25,646	25,600
Maturing after five years through ten years	11,525	10,532
Maturing after ten years	1,929	1,882
Total	$39,986	$38,812

The underlying assets in the Company’s non-qualified deferred compensation program totaling $50.7 million as of January 30, 2010 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant directed money market mutual funds, as well as stable value, stock, and bond funds. The fair value measurement for funds that are quoted market prices in active markets (Level 1) totaled $43.9 million as of January 30, 2010. The fair value measurement for the stable value funds without quoted market prices in active markets (Level 2) totaled $6.8 million as of January 30, 2010. Fair market value for these funds is considered to be the sum of participant funds invested under the contract plus accrued interest.

Note C: Stock-based compensation

For fiscal 2009, 2008, and 2007, the Company recognized stock-based compensation expense as follows:

($000)	2009	2008	2007
ESPP and stock options	$2,952	$5,359	$9,083
Restricted stock and performance awards	22,794	17,216	16,082
Total	$25,746	$22,575	$25,165

Capitalized stock-based compensation cost was not significant in any year.

No stock options were granted during 2009 or 2008. Beginning in 2008, the Company eliminated a lookback option in determining the purchase price for shares purchased under the ESPP. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date. At January 30, 2010, the Company had one stock-based compensation plan, which is further described in Note H.

The fair value of stock options granted during fiscal 2007 was estimated using a 3.9 year expected life from grant date, volatility of 28.4%, risk-free interest rate of 4.7%, and dividend yield of 0.9%. The fair value of ESPP rights granted during fiscal 2007 was estimated using a one year expected life from grant date, 26.4% expected volatility, 5.0% risk-free interest rate, and 0.9% dividend yield. The weighted average fair values per share of stock options granted and employee stock purchase plan shares issued during 2007 were $9.12 and $8.02, respectively.

Total stock-based compensation recognized in the Company’s consolidated Statements of Earnings for fiscal 2009, 2008, and 2007 is as follows:

Statements of Earnings Classification ($000)	2009	2008	2007
Cost of goods sold	$11,912	$10,021	$10,736
Selling, general and administrative	13,834	12,554	14,429
Total	$25,746	$22,575	$25,165

Note D: Debt

Revolving credit facilities. The Company has a $600 million revolving credit facility with an expiration date of July 2011 and interest pricing at LIBOR plus 45 basis points. This facility contains a $300 million sublimit for issuance of standby letters of credit, of which $234.8 million was available at January 30, 2010. Interest is payable upon borrowing maturity but no less than quarterly. Borrowing under this credit facility is subject to maintaining certain financial ratios. As of January 30, 2010 and January 31, 2009, the Company had no borrowings outstanding under this facility and was in compliance with the covenants.

Senior Notes. The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes, totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of January 30, 2010 of approximately $164 million is estimated by obtaining comparable market quotes. Borrowings under these notes are subject to certain covenants including interest coverage and other financial ratios. As of January 30, 2010, the Company was in compliance with these covenants. The senior notes are subject to prepayment penalties for early payment of principal.

Letters of credit. The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability programs. The Company had $65.2 million and $60.4 million in standby letters of credit at January 30, 2010 and January 31, 2009, respectively.

The Company also had $32.9 million and $16.7 million in trade letters of credit outstanding at January 30, 2010 and January 31, 2009, respectively.

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

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years and the Company typically has options to renew the leases for two to three one-year periods. Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term. The Company’s obligation under the residual value guarantee at the end of the respective lease terms is $2.6 million.

The Company also leases a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed under a $70 million ten-year synthetic lease facility that expires in July 2013. Rent expense on this distribution center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, the Company must either refinance the distribution facility, purchase it at the amount of the then-outstanding lease balance, or sell it to a third party. If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. The agreement includes a prepayment penalty for early payoff of the lease.

The Company has recognized a liability and corresponding asset for the inception date estimated fair value of the residual value guarantee in the amount of $8.3 million for the Perris, California distribution center and $0.9 million for the POS leases. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in “Prepaid expenses and other” and “Accrued expenses and other,” respectively, and the long-term portion of the related assets and liabilities is recorded in “Other long-term assets” and “Other long-term liabilities,” respectively, in the accompanying consolidated balance sheets.

The Company leases two warehouses in Carlisle, Pennsylvania with one lease expiring in 2013 and the other expiring in 2014. In January 2009, the Company exercised a three-year option for a 255,000 square foot warehouse in Fort Mill, South Carolina, extending the term to February 2013. In June 2008, the Company purchased a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store the Company’s packaway inventory. The Company also leases a 10-acre parcel that has been developed for trailer parking adjacent to its Perris distribution center.

The synthetic lease facilities described above, as well as the Company’s revolving credit facility and senior notes, have covenant restrictions requiring the Company to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on the Company’s actual interest coverage ratios. As of January 30, 2010, the Company was in compliance with these covenants.

The Company leases approximately 181,000 square feet of office space for its corporate headquarters in Pleasanton, California, under several facility leases. The lease terms for these facilities expire between 2011 and 2015 and contain renewal provisions.

The Company leases approximately 197,000 and 26,000 square feet of office space for its New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2021 and 2014, respectively and contain renewal provisions.

The aggregate future minimum annual lease payments under leases in effect at January 30, 2010 are as follows:

				Residual
	Capital	Operating	Synthetic	value
($000)	leases	leases	leases	guarantees	Total leases
2010	$291	$333,077	$5,681	$1,564	$340,613
2011	34	347,150	4,674	714	352,572
2012	11	313,200	4,212	316	317,739
2013	-	276,459	1,705	56,000	334,164
2014	-	225,677	-	-	225,677
Thereafter	-	500,278	-	-	500,278
Total minimum lease payments	$336	$1,995,841	$16,272	$58,594	$2,071,043

Total rent expense for all leases was $336.5 million in 2009, $325.9 million in 2008, and $301.6 million in 2007.

Note F: Taxes on Earnings

The provision for taxes consisted of the following:

($000)	2009	2008	2007
Current
Federal	$242,111	$152,833	$160,155
State	17,548	13,285	14,613
	259,659	166,118	174,768

Deferred
Federal	13,417	23,621	(9,263)
State	2,696	183	(1,436)
	16,113	23,804	(10,699)
Total	$275,772	$189,922	$164,069

In fiscal 2009, 2008, and 2007, the Company realized tax benefits of $8.6 million, $8.5 million and $6.5 million, respectively, related to employee equity programs that were credited to additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. Differences are as follows:

	2009	2008	2007
Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit) and other, net	3%	3%	4%
	38%	38%	39%

The components of deferred income taxes at January 30, 2010 and January 31, 2009 are as follows:

($000)	2009	2008
Deferred Tax Assets
Deferred compensation	$29,014	$25,015
Deferred rent	11,094	10,490
Employee benefits	-	7,861
Accrued liabilities	20,275	18,776
California franchise taxes	5,399	3,701
Stock-based compensation	7,224	7,771
Other	9,995	8,573
	83,001	82,187
Deferred Tax Liabilities
Depreciation	(138,134)	(121,952)
Merchandise inventory	(24,652)	(30,627)
Employee benefits	(5,529)	-
Supplies	(7,811)	(7,015)
Prepaid expenses	(6,052)	(5,657)
	(182,178)	(165,251)
Net Deferred Tax Liabilities	$(99,177)	$(83,064)
Classified as:
Current net deferred tax (liability) asset	$(2,894)	$14,093
Long-term net deferred tax liability	(96,283)	(97,157)
Net Deferred Tax Liabilities	$(99,177)	$(83,064)

Effective February 4, 2007, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes. As a result, the Company established a $26.3 million reserve for unrecognized tax benefits, inclusive of $6.0 million of related interest. The reserve is classified as a long-term liability and included in other long-term liabilities in the Company’s consolidated balance sheets. Upon adoption of ASC 740, the Company also recognized a reduction in retained earnings of $7.4 million and certain other deferred income tax assets and liabilities were reclassified.

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest) at fiscal 2009, 2008, and 2007 are as follows:

($000)	2009	2008	2007
Unrecognized tax benefits - beginning of year	$26,338	$23,218	$25,680
Gross increases:
Tax positions in current period	7,314	4,695	5,451
Tax positions in prior period	2,308	3,658	1,486
Gross decreases:
Tax positions in prior periods	-	(1,115)	(6,352)
Lapse of statute limitations	(1,731)	(1,783)	(3,004)
Settlements	(880)	(2,335)	(43)
Unrecognized tax benefits - end of year	$33,349	$26,338	$23,218

In fiscal 2009, 2008, and 2007, the reserves for unrecognized tax benefits (net of federal tax benefits) were $33.6 million, $26.0 million, and $23.2 million inclusive of $10.0 million, $6.5 million, and $5.6 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $26.9 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $2.3 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2006 through 2009. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2005 through 2009. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $7.6 million, $7.3 million, and $6.8 million in fiscal 2009, 2008, and 2007, respectively.

The Company also has an Incentive Compensation Plan, which provides cash awards to key management and employees based on Company and individual performance.

The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $50.7 million and $37.3 million at January 30, 2010 and January 31, 2009, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $50.7 million and $37.3 million at January 30, 2010 and January 31, 2009, respectively, included in other long-term liabilities in the consolidated balance sheets.

In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $3.9 million and $4.3 million is included in accrued liabilities and other in the accompanying consolidated balance sheets as of January 30, 2010 and January 31, 2009, respectively.

Note H: Stockholders' Equity

Common stock. In January 2008 the Company’s Board of Directors approved a two-year stock repurchase program of up to $600 million for fiscal 2008 and 2009. In November 2005, the Company’s Board of Directors authorized a two-year stock repurchase program of up to $400 million for fiscal 2006 and 2007. In January 2010, the Company’s Board of Directors approved a two-year $750 million stock repurchase program for fiscal 2010 and 2011. The following table summarizes the Company’s stock repurchase activity in fiscal 2009, 2008, and 2007:

	Shares repurchased	Average repurchase	Repurchased
Fiscal Year	(in millions)	price	(in millions)
2009	7.4	$ 40.68	$ 300
2008	9.3	$ 32.09	$ 300
2007	6.9	$ 29.10	$ 200

Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Dividends. In January 2010, the Company’s Board of Directors declared a quarterly cash dividend of $.16 per common share, payable on March 31, 2010. The Company’s Board of Directors declared quarterly cash dividends of $.11 per common share in January, May, August, and November 2009, cash dividends of $.095 per common share in January, May, August, and November 2008, and cash dividends of $.075 per common share in January, May, August, and November 2007.

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

As of January 30, 2010, there were 4.9 million shares that remained available for grant under the 2008 Plan. A summary of the stock option activity for fiscal 2009 is presented below.

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 31, 2009	4,534	$ 25.39
Granted	-	$-
Exercised	(1,733)	$25.16
Forfeited	(28)	$ 25.75

Outstanding at January 30, 2010	2,773	$ 25.53	4.54	$ 56,568
Vested and Expected to Vest at January 30, 2010	2,751	$ 25.46	4.52	$ 56,319
Exercisable at January 30, 2010	2,451	$ 24.38	4.20	$ 52,827

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 30, 2010 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number of	Remaining	Exercise	Number of	Exercise
Exercise price range			shares	life	price	shares	price
$7.19	to	$19.02	578	1.71	$ 14.49	578	$ 14.49
$19.13	to	$26.86	561	4.06	$ 23.73	560	$ 23.73
$26.99	to	$28.53	556	5.45	$ 27.79	555	$ 27.79
$28.55	to	$29.42	563	4.85	$ 28.94	562	$ 28.94
$29.57	to	$34.37	515	6.94	$ 33.67	196	$ 32.57
$7.19	to	$34.37	2,773	4.54	$ 25.53	2,451	$ 24.38

A summary of the restricted stock activity for fiscal 2009 is presented below:

		Weighted
		average
	Number of	grant date
(000, except per share data)	shares	fair value
Unvested at February 3, 2007	1,964	$27.11
Awarded	572	$32.61
Released	(521)	$24.31
Forfeited	(43)	$28.98

Unvested at February 2, 2008	1,972	$29.40
Awarded	618	$29.79
Released	(621)	$28.15
Forfeited	(33)	$29.35

Unvested at January 31, 2009	1,936	$29.93
Awarded	1,271	$37.93
Released	(589)	$30.12
Forfeited	(50)	$30.47

Unvested at January 30, 2010	2,568	$33.83

The market value of restricted shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years. The unamortized compensation expense at January 30, 2010 and January 31, 2009 was $56.1 million and $31.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.2 years. During fiscal 2009, 2008, and 2007, shares purchased by the Company for tax withholding totaled 163,000, 163,000, and 125,000 shares, respectively, and are considered treasury shares which are available for reissuance. As of January 30, 2010 and January 31, 2009, the Company held 1,291,000 and 1,128,000 shares of treasury stock, respectively. Intrinsic value for restricted stock, defined as the market value on the last business day of fiscal year 2009 (or $45.93), was $117.9 million. A total of 4,943,000, 5,840,000 and 2,709,000 shares were available for new restricted stock awards at the end of fiscal 2009, 2008, and 2007, respectively.

Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during a performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. The Company recognized $4.0 million, $1.5 million, and $0.6 million of expense related to performance share awards in fiscal 2009, 2008, and 2007 respectively.

Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible full-time employees participating in the annual offering period can choose to have up to the lesser of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the closing market price on the date of purchase. In addition, purchases occur on a quarterly basis (on the last trading day of each calendar quarter). Prior to 2008, the purchase price of the stock was the lower of 85% of the market price at the beginning of the offering period or the end of the offering period. During fiscal 2009, 2008, and 2007, employees purchased approximately 166,000, 188,000 and 214,000 shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $34.75, $27.89, and $21.73, respectively. Through January 30, 2010, approximately 9,094,000 shares had been issued under this plan and 906,000 shares remained available for future issuance.

Note I: Related Party Transactions

The Company has a consulting agreement with its Chairman of the Board of Directors, under which the Company pays him an annual consulting fee of $1.1 million in monthly installments through January 2012. In addition, the agreement provides for administrative support and health and other benefits for the individual and his dependents, which totaled approximately $0.2 million in fiscal 2009, 2008 and 2007, along with amounts to cover premiums through January 2012 on a life insurance policy with a death benefit of $2 million. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.

Note J: Litigation, Claims, and Assessments

Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law remains pending as of January 30, 2010.

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

In the opinion of management, the resolution of pending class action litigation and other currently pending legal proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note K: Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2009 and 2008 is presented in the tables below.

Year ended January 30, 2010:

	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended
	May 2,	August 1,	October 31,	January 30,
($000, except per share data)	2009	2009	2009	2010
Sales	$1,691,599	$1,768,636	$1,744,139	$1,979,839

Cost of goods sold	1,268,709	1,311,136	1,284,852	1,462,581
Selling, general and administrative	272,030	286,158	286,511	286,114
Interest expense, net	1,656	1,390	1,943	2,604
Total costs and expenses	1,542,395	1,598,684	1,573,306	1,751,299
Earnings before taxes	149,204	169,952	170,833	228,540
Provision for taxes on earnings	57,817	66,545	65,753	85,657
Net earnings	$91,387	$103,407	$105,080	$142,883

Earnings per share – basic1	$.73	$.84	$.86	$1.18
Earnings per share – diluted1	$.72	$.82	$.84	$1.16

Dividends declared per
share on common stock	$-	$.110	$.110	$.270	2
Stock price3
High	$39.86	$44.49	$48.46	$46.74
Low	$28.25	$35.19	$42.14	$42.51

1 Quarterly EPS results may not equal full year amounts due to rounding.
2 Includes $.11 per share dividend declared in November 2009 and $.16 per share dividend declared in January 2010.
3 Ross Stores, Inc. common stock trades on The NASDAQ Global Select Market® under the symbol ROST.

Year ended January 31, 2009:

	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended
	May 3,	August 2,	November 1,	January 31,
($000, except per share data)	2008	2008	2008	2009
Sales	$1,556,328	$1,640,412	$1,555,287	$1,734,112

Cost of goods sold	1,181,557	1,255,222	1,198,451	1,321,346
Selling, general and administrative	247,672	268,839	262,534	255,312
Interest (income) expense, net	(1,621)	(1,052)	(15)	2,531
Total costs and expenses	1,427,608	1,523,009	1,460,970	1,579,189
Earnings before taxes	128,720	117,403	94,317	154,923
Provision for taxes on earnings	49,235	46,104	37,047	57,536
Net earnings	$79,485	$71,299	$57,270	$97,387

Earnings per share – basic1	$.61	$.55	$.44	$.77
Earnings per share – diluted1	$.60	$.54	$.44	$.76

Dividends declared per
share on common stock	$-	$.095	$.095	$.205	2
Stock price3
High	$34.39	$39.69	$41.31	$31.64
Low	$27.09	$33.61	$27.10	$22.10

1 Quarterly EPS results may not equal full year amounts due to rounding.
2 Includes $.095 per share dividend declared in November 2008 and $.11 per share dividend declared in January 2009.
3 Ross Stores, Inc. common stock trades on The NASDAQ Global Select Market® under the symbol ROST.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of January 30, 2010 and January 31, 2009, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 2010. We also have audited the Company's internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
March 25, 2010

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2010.

Our internal control over financial reporting as of January 30, 2010 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 25, 2010, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 19, 2010 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” We have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Merchandising Officer, Chief Development Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller, Assistant Controller, Treasurer, Assistant Treasurer, Investor and Media Relations personnel, and other positions that may be designated by the Company. This Code of Ethics is posted on our corporate website (www.rossstores.com). We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 30, 2010:

	(a)			(c)
	Number of securities		(b)	Number of securities
	to be issued upon		Weighted average	remaining available for
	exercise of		exercise price per	future issuance
	outstanding options		share of outstanding	(excluding securities
Shares in (000s)	and rights		options and rights	reflected in column (a))1
Equity compensation
plans approved by
security holders	2,037	2	$ 27.55	5,849	3

Equity compensation
plans not approved by
security holders4	736		$ 19.93	-

Total	2,773		$ 25.53	5,849

1 After approval by stockholders of the 2008 Equity Incentive Plan in May 2008, any shares remaining available for grant in the share reserves of the 2004 Equity Incentive Plan, 1992 Stock Option Plan, the 2000 Equity Plan, the 1991 Outside Directors Stock Option Plan and the 1988 Restricted Stock Plan were automatically canceled.
2 Represents shares reserved for options granted under the prior 1992 Stock Option Plan, the prior 1991 Outside Directors Stock Option Plan, and the 2004 Equity Incentive Plan.
3 Includes 906,000 shares reserved for issuance under the Employee Stock Purchase Plan and 4,943,000 shares reserved for issuance under the 2008 Equity Incentive Plan.
4 Represents shares reserved for options granted under the prior 2000 Equity Incentive Plan, which was approved by the Company’s Board of Directors in March 2000.

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Items 404 and 407(a) of Regulation S-K are incorporated herein by reference to the section of the Proxy Statement entitled “Information Regarding Nominees and Incumbent Directors” including the captions “Audit Committee,” “Compensation Committee,” and “Nominating and Corporate Governance Committee” and the section of the Proxy Statement entitled “Certain Transactions.”

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

The following consolidated financial statements are included herein under Item 8:

Consolidated Statements of Earnings for the years ended January 30, 2010, January 31, 2009, and February 2, 2008.

Consolidated Balance Sheets at January 30, 2010 and January 31, 2009.

Consolidated Statements of Stockholders' Equity for the years ended January 30, 2010, January 31, 2009, and February 2, 2008.

Consolidated Statements of Cash Flows for the years ended January 30, 2010, January 31, 2009, and February 2, 2008.

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

ROSS STORES, INC.
(Registrant)

Date:	March 30, 2010	By:	/s/Michael Balmuth
Michael Balmuth
Vice Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael Balmuth	Vice Chairman and	March 30, 2010
Michael Balmuth	Chief Executive Officer, Director

/s/J. Call	Senior Vice President,	March 30, 2010
John G. Call	Chief Financial Officer and
Principal Accounting Officer

/s/Norman A. Ferber	Chairman of the Board, Director	March 30, 2010
Norman A. Ferber

/s/K. Gunnar Bjorklund	Director	March 30, 2010
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 30, 2010
Michael J. Bush

/s/Sharon D. Garrett	Director	March 30, 2010
Sharon D. Garrett

/s/G. Orban	Director	March 30, 2010
George P. Orban

/s/G. L. Quesnel	Director	March 30, 2010
Gregory L. Quesnel

/s/Donald H. Seiler	Director	March 30, 2010
Donald H. Seiler

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.2 - 10.72)

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

10.9	Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.10	Ross Stores Executive Dental Plan, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.11	Ross Stores Second Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.12	Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 29, 2000.

10.13	Ross Stores, Inc. Second Amended and Restated Incentive Compensation Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 12, 2006.

10.14	Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 15, 2004.

10.15	First Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan, effective May 17, 2005, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.16	Second Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan effective March 22, 2007 incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.17	Form of Stock Option Agreement for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.18	Form of Restricted Stock Agreement for stock awards granted pursuant to the Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.19	Form of Stock Option Agreement for Non-Employee Directors for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.20	Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 14, 2008.

10.21	Form of Nonemployee Director Equity Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.22	Form of Nonemployee Director Equity Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.23	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.4 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.24	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.5 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.25	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.6 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.26	Form of Notice of Grant of Stock Option and Stock Option Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.7 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.27	Ross Stores, Inc. 2008 Equity Incentive Plan, as Amended Through March 18, 2009 incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.28	Ross Stores, Inc. Restricted Stock Agreement incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.29	Ross Stores, Inc. Restricted Stock Agreement for Nonemployee Director incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.30	Form of Performance Share Award Agreement incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.31	Ross Stores, Inc. Form of Notice of Grant and Performance Share Agreement incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.32	Form of Indemnity Agreement between Ross Stores, Inc. for Directors and Executive Officers, incorporated by reference to Exhibit 10.27 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.33	Form of Executive Employment Agreement between Ross Stores, Inc. and Executive Vice Presidents or Senior Vice Presidents, incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.34	Form of Executive Employment Agreement between Ross Stores, Inc. and Executive Vice Presidents or Senior Vice Presidents incorporated by reference to Exhibit 10.48 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.35	Form of Executive Employment Agreement between Ross Stores, Inc. and Executives incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.36	Form of Executive Employment Agreement between Ross Stores, Inc. and Executives.

10.37	Independent Contractor Consultancy Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.41 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.38	Retirement Benefit Package Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.42 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.39	Amendment to Independent Contractor Consultancy Agreement dated January 10, 2001 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 3, 2001.

10.40	Amendment #2 to the Independent Contractor Consultancy Agreement dated January 7, 2002 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.41	Third Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2003 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 of the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2003.

10.42	Fourth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2004 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.43	Fifth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2005 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.20 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.44	Sixth Amendment to the Independent Contractor Consultancy Agreement between Norman A. Ferber and Ross Stores, Inc. effective February 1, 2006, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2006.

10.45	Revised and Restated Sixth Amendment to the Independent Contractor Consultancy Agreement executed June 2007 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2007.

10.46	Seventh Amendment to the Independent Contractor Consultancy Agreement executed March 2008 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2008.

10.47	Amended and Restated Independent Contractor Consultancy Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc.

10.48	Amended and Restated Retirement Benefit Package Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc.

10.49	Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.50	First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2003.

10.51	Second Amendment to the Employment Agreement effective May 18, 2005 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.52	Third Amendment to the Employment Agreement executed April 2007 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.8 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.53	Restated Third Amendment to the Employment Agreement executed December 29, 2008 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.42 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.54	Fourth Amendment to the Employment Agreement effective June 9, 2009 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.10 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2009.

10.55	Employment Agreement effective January 3, 2005 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.36 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.56	First Amendment to the Employment Agreement effective October 1, 2005 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 29, 2005.

10.57	Employment Agreement executed April 2007 between Lisa Panattoni and Ross Stores, Inc. incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.58	First Amendment to the Employment Agreement effective December 31, 2008 between Lisa Panattoni and Ross Stores, Inc. incorporated by reference to Exhibit 10.52 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.59	Employment Agreement executed April 2009 between Lisa Panattoni and Ross Stores, Inc. incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.60	Executive Employment Agreement effective December 4, 2009 between Lisa Panattoni and Ross Stores, Inc.

10.61	Employment Agreement executed April 2007 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.62	First Amendment to the Employment Agreement executed April 2007 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.63	Second Amendment to the Employment Agreement effective December 31, 2008 between Barbara Rentler and Ross Stores, Inc. incorporated by reference to Exhibit 10.55 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.64	Employment Agreement executed April 2009 between Barbara Rentler and Ross Stores, Inc. incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.65	Executive Employment Agreement effective December 4, 2009 between Barbara Rentler and Ross Stores, Inc.

10.66	Employment Agreement executed October 2007 between John G. Call and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended November 3, 2007.

10.67	First Amendment to the Employment Agreement effective December 31, 2008 between John G. Call and Ross Stores, Inc. incorporated by reference to Exhibit 10.58 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.68	Employment Agreement executed April 2009 between John G. Call and Ross Stores, Inc. incorporated by reference to Exhibit 10.9 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.69	Employment Agreement executed March 22, 2007 between Michael O’Sullivan and Ross Stores, Inc. incorporated by reference to Exhibit 10.59 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.70	First Amendment to the Employment Agreement effective December 31, 2008 between Michael O’Sullivan and Ross Stores, Inc. incorporated by reference to Exhibit 10.60 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.71	Employment Agreement executed April 2009 between Michael O’Sullivan and Ross Stores, Inc. incorporated by reference to Exhibit 10.8 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.72	Executive Employment Agreement effective December 4, 2009 between Michael O’Sullivan and Ross Stores, Inc.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.