Form 10-Q
period 2010-05-01
ROSS STORES INC
filed 2010-06-09
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010
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
changed since last report.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    X     Accelerated filer          Non-accelerated filer          Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No    X
The number of shares of Common Stock, with $.01 par value, outstanding on May 20, 2010 was 122,094,664.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended
	May 1,	May 2,
($000, except stores and per share data, unaudited)	2010	2009
Sales	$1,934,778	$1,691,599

Costs and Expenses
Costs of goods sold	1,406,082	1,268,709
Selling, general and administrative	294,472	272,030
Interest expense, net	2,388	1,656
Total costs and expenses	1,702,942	1,542,395

Earnings before taxes	231,836	149,204
Provision for taxes on earnings	89,489	57,817
Net earnings	$142,347	$91,387

Earnings per share
Basic	$1.19	$0.73
Diluted	$1.16	$0.72

Weighted average shares outstanding (000)
Basic	119,829	124,692
Diluted	122,332	126,564

Dividends
Cash dividends declared per share	$-	$-

Stores open at end of period	1,021	974

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	May 1,	January 30,	May 2,
($000, unaudited)	2010	2010	2009
Assets
Current Assets
Cash and cash equivalents	$823,652	$768,343	$459,302
Short-term investments	1,941	1,754	1,033
Accounts receivable	54,268	44,234	50,098
Merchandise inventory	908,065	872,498	917,661
Prepaid expenses and other	67,895	58,618	65,557
Deferred income taxes	3,923	-	13,487
Total current assets	1,859,744	1,745,447	1,507,138
Property and Equipment
Land and buildings	240,381	239,688	202,004
Fixtures and equipment	1,205,234	1,189,538	1,092,652
Leasehold improvements	541,906	536,979	513,324
Construction-in-progress	21,345	21,812	73,431
	2,008,866	1,988,017	1,881,411
Less accumulated depreciation and amortization	1,075,212	1,045,018	938,979
Property and equipment, net	933,654	942,999	942,432
Long-term investments	15,857	16,848	33,411
Other long-term assets	73,352	63,339	59,139
Total assets	$2,882,607	$2,768,633	$2,542,120
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$748,779	$658,299	$682,251
Accrued expenses and other	231,927	259,582	225,564
Accrued payroll and benefits	148,913	218,234	134,571
Income taxes payable	99,932	51,505	46,333
Deferred income taxes	-	2,894	-
Total current liabilities	1,229,551	1,190,514	1,088,719
Long-term debt	150,000	150,000	150,000
Other long-term liabilities	185,375	174,543	163,687
Deferred income taxes	88,328	96,283	103,956
Commitments and contingencies
Stockholders’ Equity
Common stock	1,223	1,229	1,265
Additional paid-in capital	704,982	681,908	647,136
Treasury stock	(43,640)	(36,864)	(34,892)
Accumulated other comprehensive income (loss)	198	170	(965)
Retained earnings	566,590	510,850	423,214
Total stockholders’ equity	1,229,353	1,157,293	1,035,758
Total liabilities and stockholders’ equity	$2,882,607	$2,768,633	$2,542,120

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 1,	May 2,
($000, unaudited)	2010	2009
Cash Flows From Operating Activities
Net earnings	$142,347	$91,387
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	39,844	37,556
Stock-based compensation	8,910	6,497
Deferred income taxes	(14,772)	7,405
Tax benefit from equity issuance	6,810	2,821
Excess tax benefit from stock-based compensation	(6,482)	(2,064)
Change in assets and liabilities:
Merchandise inventory	(35,567)	(36,603)
Other current assets	(19,311)	(19,244)
Accounts payable	110,149	159,514
Other current liabilities	(43,557)	(6,455)
Other long-term, net	810	(82)
Net cash provided by operating activities	189,181	240,732
Cash Flows From Investing Activities
Additions to property and equipment	(35,519)	(33,914)
Proceeds from sales of property and equipment	-	10
Purchases of investments	-	(1,481)
Proceeds from investments	848	6,058
Net cash used in investing activities	(34,671)	(29,327)
Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	6,482	2,064
Issuance of common stock related to stock plans	15,004	19,689
Treasury stock purchased	(6,776)	(4,073)
Repurchase of common stock	(94,298)	(77,171)
Dividends paid	(19,613)	(13,967)
Net cash used in financing activities	(99,201)	(73,458)
Net increase in cash and cash equivalents	55,309	137,947
Cash and cash equivalents:
Beginning of period	768,343	321,355
End of period	$823,652	$459,302
Supplemental Cash Flow Disclosures
Interest paid	$-	$-
Income taxes paid	$47,250	$9,866
Non-Cash Investing Activities
Increase in fair value of investment securities	$44	$209

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three months ended May 1, 2010 and May 2, 2009
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 1, 2010 and May 2, 2009, and the results of operations and cash flows for the three month periods then ended. The Condensed Consolidated Balance Sheet as of January 30, 2010, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 30, 2010. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

The results of operations for the three month periods ended May 1, 2010 and May 2, 2009 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Total comprehensive income. The components of total comprehensive income for the three month periods ended May 1, 2010 and May 2, 2009 are as follows (in $000):

	Three Months Ended
	May 1, 2010	May 2, 2009
Net income	$142,347	$91,387
Change in unrealized gain on investments, net of taxes	28	128
Total comprehensive income	$142,375	$91,515

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, accounts receivable, and accounts payable approximates their estimated fair value.

Sales Mix. The Company’s sales mix is shown below for the three month periods ended May 1, 2010 and May 2, 2009:

	Three Months Ended
	May 1, 2010	May 2, 2009
Ladies	31%	33%
Home accents and bed and bath	23%	22%
Shoes	13%	12%
Accessories, lingerie, fine jewelry, and fragrances	12%	12%
Men's	12%	12%
Children's	9%	9%
Total	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported in the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January 2010 the Company’s Board of Directors declared a quarterly cash dividend of $.16 per common share that was paid in March 2010. In January 2009 the Company’s Board of Directors declared a quarterly cash dividend of $.11 per common share that was paid in March 2009.

In May 2010, the Company’s Board of Directors declared a cash dividend of $.16 per common share, payable on June 30, 2010.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law, remains pending as of May 1, 2010.

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

Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of May 1, 2010 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Auction-rate securities	$1,050	$-	$(150)	$900	$-	$900
Corporate securities	9,352	583	(54)	9,881	1,016	8,865
U.S. Government and agency securities	5,243	31	(178)	5,096	353	4,743
Mortgage-backed securities	1,849	75	(3)	1,921	572	1,349
Total	$17,494	$689	$(385)	$17,798	$1,941	$15,857

The amortized cost and fair value of the Company’s available-for-sale securities as of January 30, 2010 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Auction-rate securities	$1,050	$-	$(158)	$892	$-	$892
Corporate securities	9,704	567	(67)	10,204	1,073	9,131
U.S. Government and agency securities	5,247	30	(187)	5,090	-	5,090
Mortgage-backed securities	2,340	79	(3)	2,416	681	1,735
Total	$18,341	$676	$(415)	$18,602	$1,754	$16,848

The amortized cost and fair value of the Company’s available-for-sale securities as of May 2, 2009 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Auction-rate securities	$1,050	$-	$-	$1,050	$-	$1,050
Asset-backed securities	984	5	(216)	773	390	383
Corporate securities	11,701	145	(542)	11,304	346	10,958
U.S. Government and agency securities	15,003	351	(98)	15,256	-	15,256
Mortgage-backed securities	6,671	103	(713)	6,061	297	5,764
Total	$35,409	$604	$(1,569)	$34,444	$1,033	$33,411

At May 1, 2010, the Company had investments of approximately $17.5 million, of which $5.3 million had gross unrealized losses of $0.2 million that had been in a continuous unrealized loss position for more than twelve months. Of the remaining $12.2 million, $1.5 million of investments had gross unrealized losses of $0.2 million which had been in a continuous unrealized loss position for less than twelve months. These unrealized losses on investments were caused primarily by the decline in market values of floating rate corporate and auction rate securities and the impact of interest yield fluctuations on long-term treasury securities. The Company does not consider these investments to be other than temporarily impaired at May 1, 2010.

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

Assets measured at fair value on a recurring basis at May 1, 2010 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	May 1,	Assets	Inputs	Inputs
($000)	2010	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$900	$-	$-	$900
Corporate securities	9,881	-	9,881	-
U.S. Government and agency securities	5,096	5,096	-	-
Mortgage-backed securities	1,921	-	1,921	-
Total assets measured at fair value	$17,798	$5,096	$11,802	$900

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

Assets measured at fair value on a recurring basis at May 2, 2009 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	May 2,	Assets	Inputs	Inputs
($000)	2009	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$1,050	$-	$-	$1,050
Asset-backed securities	773	-	773	-
Corporate securities	11,304	-	11,304	-
U.S. Government and agency securities	15,256	15,256	-	-
Mortgage-backed securities	6,061	-	6,061	-
Total assets measured at fair value	$34,444	$15,256	$18,138	$1,050

The maturities of investment securities at May 1, 2010 were:

		Estimated
($000)	Cost Basis	Fair Value
Maturing in one year or less	$1,906	$1,941
Maturing after one year through five years	6,492	6,894
Maturing after five years through ten years	8,046	8,063
Maturing after ten years	1,050	900
	$17,494	$17,798

The maturities of investment securities at January 30, 2010 were:

		Estimated
($000)	Cost Basis	Fair Value
Maturing in one year or less	$1,722	$1,754
Maturing after one year through five years	6,446	6,812
Maturing after five years through ten years	9,123	9,144
Maturing after ten years	1,050	892
	$18,341	$18,602

The maturities of investment securities at May 2, 2009 were:

		Estimated
($000)	Cost Basis	Fair Value
Maturing in one year or less	$1,171	$1,033
Maturing after one year through five years	21,952	21,902
Maturing after five years through ten years	10,624	9,891
Maturing after ten years	1,662	1,618
	$35,409	$34,444

The underlying assets in the Company’s non-qualified deferred compensation program totaling $60.1 million as of May 1, 2010 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market mutual funds, as well as stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $50.3 million as of May 1, 2010. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $9.8 million as of May 1, 2010. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under the contract plus accrued interest.

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

Restricted stock. The Company grants restricted shares to directors, officers and key employees. The market value of restricted shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years. The unamortized compensation expense at May 1, 2010 and May 2, 2009 was $75.8 million and $47.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.3 years.

During the quarter ended May 1, 2010, shares purchased by the Company for tax withholding totaled approximately 123,000 shares and are considered treasury shares which are available for reissuance. As of May 1, 2010, shares subject to repurchase related to unvested restricted stock totaled 3.0 million shares.

		Weighted
		average
	Number of	grant date
(000, except per share data)	shares	fair value
Unvested at January 30, 2010	2,568	$33.83
Awarded	716	$53.59
Released	(319)	$36.28
Forfeited	(6)	$30.80
Unvested at May 1, 2010	2,959	$38.36

Performance shares. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during a performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. For the three month periods ended May 1, 2010 and May 2, 2009, the Company recognized $1.4 million and $1.3 million, respectively, of expense related to performance share awards.

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

Stock-based compensation. For the three month periods ended May 1, 2010 and May 2, 2009, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 1, 2010	May 2, 2009
ESPP and stock options	$645	$1,115
Restricted stock and performance awards	8,265	5,382
Total	$8,910	$6,497

No stock options were granted during the three month periods ended May 1, 2010 and May 2, 2009.

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the three month periods ended May 1, 2010 and May 2, 2009 is classified as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	May 1, 2010	May 2, 2009
Cost of goods sold	$4,094	$2,995
Selling, general and administrative	4,816	3,502
Total	$8,910	$6,497

Stock option activity. The following table summarizes stock option activity for the three month period ended May 1, 2010:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 30, 2010	2,773	$25.53
Granted	-	$-
Exercised	(559)	$23.92
Forfeited	(4)	$19.46

Outstanding at May 1, 2010	2,210	$25.94	4.42	$66,439
Vested and Expected to Vest at May 1, 2010	2,198	$25.90	4.41	$66,169
Exercisable at May 1, 2010	1,973	$24.93	4.12	$61,310

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of May 1, 2010 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number	Remaining	Exercise	Number	Exercise
Exercise price range			of shares	life	price	of shares	price
$7.81	to	$20.90	484	1.99	$16.65	484	$16.65
20.90	to	27.42	446	4.11	27.77	446	24.77
27.44	to	28.61	576	5.21	28.03	576	28.03
28.62	to	32.85	442	4.90	29.59	441	29.58
34.37	to	34.37	262	6.89	34.37	26	34.37
$7.81	to	$34.37	2,210	4.42	$25.94	1,973	$24.93

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

For the three month periods ended May 1, 2010 and May 2, 2009, approximately 82,400 and 541,600 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
		Effect of
		Dilutive
		Common
	Basic	Stock	Diluted
Shares in (000s)	EPS	Equivalents	EPS
May 1, 2010
Shares	119,829	2,503	122,332
Amount	$1.19	$(0.03)	$1.16

May 2, 2009
Shares	124,692	1,872	126,564
Amount	$0.73	$(0.01)	$0.72

Note E: Debt

The Company has a $600 million revolving credit facility with an expiration date of July 2011 and interest pricing at LIBOR plus 45 basis points. The credit facility contains a $300 million sublimit for issuance of standby letters of credit, of which $216.7 million was available at May 1, 2010. The Company had no borrowings outstanding under this facility as of May 1, 2010, January 30, 2010, and May 2, 2009.

The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes, totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of May 1, 2010 of approximately $169 million is estimated by obtaining comparable market quotes. The senior notes are subject to prepayment penalties for early payment of principal.

Borrowings under the credit facilities and these notes are subject to certain covenants, including interest coverage and other financial ratios. As of May 1, 2010, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of May 1, 2010 and May 2, 2009, the reserves for unrecognized tax benefits (net of federal tax benefits) were $35.4 million and $26.5 million inclusive of $10.8 million and $6.9 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $29.0 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Note G: Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810 (originally issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”). Among other items, ASC 810 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. ASC 810 is effective for fiscal years beginning after November 15, 2009. The Company adopted the standard for the interim period ended May 1, 2010. Adoption of ASC 810 did not have a material impact on the Company’s interim consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 1, 2010 and May 2, 2009, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ross Stores, Inc. and subsidiaries as of January 30, 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 8, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2009. All information is based on our fiscal calendar.

Overview

We are the second largest off-price apparel and home goods retailer in the United States. As of May 1, 2010, we operated 967 Ross Dress for Less (“Ross”) locations in 27 states and Guam, and 54 dd’s DISCOUNTS stores in four states. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions at everyday savings of 20 to 60 percent off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.

Results of Operations

The following table summarizes the financial results for the three month periods ended May 1, 2010 and May 2, 2009:

	Three Months Ended
	May 1, 2010	May 2, 2009
Sales
Sales (millions)	$1,935	$1,692
Sales growth	14.4%	8.7%
Comparable store sales growth	10%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.7%	75.0%
Selling, general and administrative	15.2%	16.1%
Interest expense, net	0.1%	0.1%

Earnings before taxes	12.0%	8.8%

Net earnings	7.4%	5.4%

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

	Three Months Ended
	May 1, 2010	May 2, 2009
Stores at the beginning of the period	1,005	956
Stores opened in the period	17	19
Stores closed in the period	(1)	(1)
Stores at the end of the period	1,021	974

Sales. Sales for the three month period ended May 1, 2010 increased $243.2 million, or 14%, compared to the three month period ended May 2, 2009, due to the opening of 47 net new stores between May 2, 2009 and May 1, 2010 and a 10% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Our sales mix is shown below for the three month periods ended May 1, 2010 and May 2, 2009:

	Three Months Ended
	May 1, 2010	May 2, 2009
Ladies	31%	33%
Home accents and bed and bath	23%	22%
Shoes	13%	12%
Accessories, lingerie, fine jewelry, and fragrances	12%	12%
Men's	12%	12%
Children's	9%	9%
Total	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three month period ended May 1, 2010, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended May 1, 2010 increased $137.4 million compared to the same period in the prior year mainly due to increased sales from the opening of 47 net new stores between May 2, 2009 and May 1, 2010 and a 10% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended May 1, 2010 decreased approximately 230 basis points from the same period in the prior year. This improvement was driven primarily by a 130 basis point increase in merchandise gross margin, which included a 25 basis point benefit from a lower shortage accrual. In addition, occupancy expense leveraged by approximately 70 basis points, and distribution costs declined by about 40 basis points compared to the prior year period. These favorable trends were partially offset by a 10 basis point increase in freight costs.

We cannot be sure that the gross profit margins realized for the three month period ended May 1, 2010 will continue in the future.

Selling, general and administrative expenses. For the three month period ended May 1, 2010, selling, general and administrative expenses increased $22.4 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 47 net new stores between May 2, 2009 and May 1, 2010.

Selling, general and administrative expenses as a percentage of sales for the three month period ended May 1, 2010 decreased by approximately 90 basis points over the same period in the prior year primarily due to leverage on both store and corporate expenses from strong gains in comparable store sales.

Interest expense, net. Net interest expense increased for the three month period ended May 1, 2010 by approximately $0.7 million compared to the same period in the prior year primarily due to lower capitalization of construction interest and lower investment yields.

Taxes on earnings. Our effective tax rate for the three month periods ended May 1, 2010 and May 2, 2009 was approximately 39%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2010 will be in the range of 38% to 39%.

Earnings per share. Diluted earnings per share for the three month period ended May 1, 2010 was $1.16 compared to $0.72 in the prior year period. The 61% increase in diluted earnings per share is attributable to a 56% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding largely due to the repurchase of common stock under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, taxes, capital expenditures in connection with opening new stores, and investments in distribution centers and information systems. We also use cash to repurchase stock under our stock repurchase program and to pay dividends.

	Three Months Ended
($000)	May 1, 2010	May 2, 2009
Cash flows provided by operating activities	$189,181	$240,732
Cash flows used in investing activities	(34,671)	(29,327)
Cash flows used in financing activities	(99,201)	(73,458)
Net increase in cash and cash equivalents	$55,309	$137,947

Operating Activities

Net cash provided by operating activities was $189.2 million for the three month period ended May 1, 2010 compared to $240.7 million for the three month period ended May 2, 2009. The primary sources of cash provided by operating activities for the three month periods ended May 1, 2010 and May 2, 2009 were net earnings plus non-cash expenses for depreciation and amortization and increases in accounts payable. The decrease in cash flow from operating activities for the three month period ended May 1, 2010 primarily resulted from a smaller increase in accounts payable leverage (defined as accounts payable divided by merchandise inventory) and payments of incentive and store bonuses. Accounts payable leverage increased from 75% as of January 30, 2010 to 82% as of May 1, 2010. Accounts payable leverage increased from 61% as of January 31, 2009 to 74% as of May 2, 2009. The increases in accounts payable leverage were due to faster turns on lower inventory levels.

Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the three month periods ended May 1, 2010 and May 2, 2009, our capital expenditures were approximately $35.5 million and $33.9 million, respectively. Our capital expenditures included fixtures and leasehold improvements to open new stores, information technology systems, building or expanding distribution centers, and various other expenditures related to our stores, buying, and corporate offices. We opened 17 and 19 new stores on a gross basis during the three month periods ended May 1, 2010 and May 2, 2009, respectively.

We are forecasting approximately $215 million in capital expenditures in fiscal year 2010 to fund expenditures for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with available cash and cash flows from operations.

Financing Activities

During the three month periods ended May 1, 2010 and May 2, 2009, our liquidity and capital requirements were provided by available cash and cash flows from operations. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own one distribution center in each of the following cities: Carlisle, Pennsylvania; Moreno Valley, California; and Fort Mill, South Carolina, and one warehouse facility in Fort Mill, South Carolina.

In January 2010, our Board of Directors approved a two-year $750 million stock repurchase program for fiscal 2010 and 2011. We repurchased 1.8 million shares of common stock for an aggregate purchase price of approximately $94.3 million during the three month period ended May 1, 2010. We repurchased 2.2 million shares of common stock for approximately $77.2 million during the three month period ended May 2, 2009.

For the three month periods ended May 1, 2010 and May 2, 2009, we paid dividends of $19.6 million and $14.0 million, respectively.

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

Our $600 million credit facility remains in place and available as of May 1, 2010 and expires in July 2011.

We estimate that cash flows from operations, bank credit lines, and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock, and make quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of May 1, 2010:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	Year	Years	Years	Years	Total1
Senior notes	$--	$--	$--	$150,000	$150,000
Interest payment obligations	9,668	19,335	19,335	50,195	98,533
Capital leases	194	37	--	--	231
Operating leases:
Rent obligations	337,748	670,947	504,156	506,401	2,019,252
Synthetic leases	5,513	8,954	682	--	15,149
Other synthetic lease obligations	1,564	1,213	56,000	--	58,777
Purchase obligations	1,414,003	8,142	250	--	1,422,395
Total contractual obligations	$1,768,690	$708,628	$580,423	$706,596	$3,764,337

1We have a $35.4 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including maintaining certain interest coverage and other financial ratios. As of May 1, 2010, we were in compliance with these covenants.

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

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $2.8 million at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

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

We have recognized a liability and corresponding asset for the inception date estimated fair value of the residual value guarantee in the amount of $8.3 million for our Perris, California distribution center and $0.9 million for our POS leases. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in Prepaid expenses and other and Accrued expenses and other, respectively, and the long-term portion of the related assets and liabilities is recorded in Other long-term assets and Other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

We lease two warehouses in Carlisle, Pennsylvania with one lease expiring in 2013 and the other expiring in 2014. In January 2009, we exercised a three-year option for a 255,000 square foot warehouse in Fort Mill, South Carolina, extending the lease term to February 2013. We also own a 423,000 square foot warehouse also in Fort Mill, South Carolina. All four of these properties are used to store our packaway inventory. We also lease a 10-acre parcel of land that has been developed for trailer parking adjacent to our Perris distribution center.

The Perris, California distribution synthetic lease facility described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of May 1, 2010 we were in compliance with these covenants.

Purchase obligations. As of May 1, 2010 we had purchase obligations of $1,422 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,374 million represent purchase obligations of less than one year as of May 1, 2010.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at May 1, 2010:

	Amount of Commitment Expiration Per Period				Total
	Less than	1 – 3	3 – 5	After 5	amount
($000)	1 year	years	years	years	committed
Revolving credit facility	$--	$600,000	$--	$--	$600,000
Total commercial commitments	$--	$600,000	$--	$--	$600,000

Revolving credit facility. We have available a $600 million revolving credit facility with our banks, which contains a $300 million sublimit for issuance of standby letters of credit, of which $216.7 million was available at May 1, 2010. This credit facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of May 1, 2010 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $83.3 million and $72.3 million in standby letters of credit outstanding at May 1, 2010 and May 2, 2009, respectively.

Trade letters of credit. We had $40.1 million and $25.3 million in trade letters of credit outstanding at May 1, 2010 and May 2, 2009, respectively.

Dividends. In May 2010, our Board of Directors declared a cash dividend of $.16 per common share, payable on June 30, 2010. Our Board of Directors declared quarterly cash dividends of $.16 per common share in January 2010, and $.11 per common share in January 2009.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2010, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2010.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810 (originally issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”). Among other items, ASC 810 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. ASC 810 is effective for fiscal years beginning after November 15, 2009. The adoption of this standard during the interim period ended May 1, 2010 did not have a material impact on our interim consolidated financial statements.

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

Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. As a result, our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from these forward-looking statements and our previous expectations and projections. Refer to Part II, Item 1A in this Quarterly Report on Form 10-Q for a more complete discussion of risk factors. The factors underlying our forecasts are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time. We disclaim any obligation to update or revise these forward-looking statements.

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no material outstanding forward contracts as of May 1, 2010.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of May 1, 2010, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we issued notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of May 1, 2010 is $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended May 1, 2010. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our Quarterly Report on Form 10-Q for our first fiscal quarter of 2010, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2010 is as follows:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares (or units)	value) of shares (or
	number of	Average	purchased as part	units) that may yet be
	shares (or	price paid	of publicly	purchased under the
	units)	per share	announced plans or	plans or programs
Period	purchased1	(or unit)	programs	($000)2
February	665,138	$ 46.76	656,334	$ 719,000
(1/31/2010-2/27/2010)

March	621,044	$ 53.19	578,025	$ 689,000
(2/28/2010-4/3/2010)

April	649,089	$ 56.91	577,545	$ 656,000
(4/4/2010-5/1/2010)

Total	1,935,271	$ 52.23	1,811,904	$ 656,000

1We purchased 123,367 of these shares during the quarter ended May 1, 2010 from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.
2In January 2010 our Board of Directors approved a two-year $750 million stock repurchase program for fiscal 2010 and 2011.

Item 6. Exhibits

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date: June 9, 2010	By:	/s/ J. Call
John G. Call
Senior Vice President, Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan

10.2	Fifth Amendment to the Employment Agreement effective April 23, 2010 between Michael Balmuth and Ross Stores, Inc.

10.3	Amended and Restated Revolving Credit Agreement dated March 31, 2004

10.4	Amendment No. 1 to Amended and Restated Revolving Credit Agreement dated July 28, 2006.

10.34	Form of Executive Employment Agreement between Ross Stores, Inc. and Executive Vice Presidents or Senior Vice Presidents incorporated by reference to Exhibit 10.48 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009, and to Exhibit A-1 and Exhibit A-2 included in Exhibit 10.36 filed herewith.

10.36	Form of Executive Employment Agreement between Ross Stores, Inc. and Executives

10.48	Amended and Restated Retirement Benefit Package Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc.

10.54	Fourth Amendment to the Employment Agreement effective June 9, 2009 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.10 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2009, and to Exhibit A-1 included in Exhibit 10.36 filed herewith.

10.59	Employment Agreement executed April 2009 between Lisa Panattoni and Ross Stores, Inc. incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009, and to Exhibit A-1 included in Exhibit 10.36 filed herewith.

10.60	Executive Employment Agreement effective December 4, 2009 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.60 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 30, 2010, and to Exhibit A-1 included in Exhibit 10.36 filed herewith.

10.64	Employment Agreement executed April 2009 between Barbara Rentler and Ross Stores, Inc. incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009, and to Exhibit A-1 included in Exhibit 10.36 filed herewith.

10.65	Executive Employment Agreement effective December 4, 2009 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.65 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 30, 2010, and to Exhibit A-1 included in Exhibit 10.36 filed herewith.

10.68	Employment Agreement executed April 2009 between John G. Call and Ross Stores, Inc. incorporated by reference to Exhibit 10.9 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009, and to Exhibit A-2 included in Exhibit 10.36 filed herewith.

10.71	Employment Agreement executed April 2009 between Michael O’Sullivan and Ross Stores, Inc. incorporated by reference to Exhibit 10.8 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009, and to Exhibit A-2 included in Exhibit 10.36 filed herewith.

10.72	Executive Employment Agreement effective December 4, 2009 between Michael O’Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.72 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 30, 2010, and to Exhibit A-2 included in Exhibit 10.36 filed herewith.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 7, 2010

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

	101.INS¹	XBRL Instance Document

	101.SCH¹	XBRL Taxonomy Extension Schema

	101.CAL¹	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF¹	XBRL Taxonomy Extension Definition Linkbase

	101.LAB¹	XBRL Taxonomy Extension Label Linkbase

	101.PRE¹	XBRL Taxonomy Extension Presentation Linkbase

¹	Furnished, not filed.