Form 10-Q
period 2010-07-31
ROSS STORES INC
filed 2010-09-08
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares of Common Stock, with $.01 par value, outstanding on August 19, 2010 was 120,457,145.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
($000, except stores and per share data, unaudited)	2010	2009	2010	2009
Sales	$1,911,760	$1,768,636	$3,846,538	$3,460,235

Costs and Expenses
Costs of goods sold	1,395,785	1,311,136	2,801,867	2,579,845
Selling, general and administrative	303,402	286,158	597,874	558,188
Interest expense, net	2,436	1,390	4,824	3,046
Total costs and expenses	1,701,623	1,598,684	3,404,565	3,141,079

Earnings before taxes	210,137	169,952	441,973	319,156
Provision for taxes on earnings	80,861	66,545	170,350	124,362
Net earnings	$129,276	$103,407	$271,623	$194,794

Earnings per share
Basic	$1.09	$0.84	$2.28	$1.57
Diluted	$1.07	$0.82	$2.24	$1.55

Weighted average shares outstanding (000)
Basic	118,615	123,467	119,222	124,080
Diluted	120,562	125,658	121,243	126,063

Dividends
Cash dividends declared per share	$0.16	$0.11	$0.16	$0.11

Stores open at end of period	1,036	990	1,036	990

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	July 31,	January 30,	August 1,
($000, unaudited)	2010	2010	2009
Assets
Current Assets
Cash and cash equivalents	$772,671	$768,343	$520,424
Short-term investments	2,491	1,754	1,135
Accounts receivable	53,079	44,234	49,375
Merchandise inventory	915,704	872,498	926,244
Prepaid expenses and other	66,653	58,618	63,926
Deferred income taxes	4,249	-	13,669
Total current assets	1,814,847	1,745,447	1,574,773
Property and Equipment
Land and buildings	240,706	239,688	238,141
Fixtures and equipment	1,221,915	1,189,538	1,140,501
Leasehold improvements	548,813	536,979	518,978
Construction-in-progress	41,143	21,812	20,598
	2,052,577	1,988,017	1,918,218
Less accumulated depreciation and amortization	1,107,242	1,045,018	975,473
Property and equipment, net	945,335	942,999	942,745
Long-term investments	18,535	16,848	21,752
Other long-term assets	72,146	63,339	61,379
Total assets	$2,850,863	$2,768,633	$2,600,649
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$745,461	$658,299	$702,977
Accrued expenses and other	244,460	259,582	219,479
Accrued payroll and benefits	181,611	218,234	172,913
Income taxes payable	8,070	51,505	11,268
Deferred income taxes	-	2,894	-
Total current liabilities	1,179,602	1,190,514	1,106,637
Long-term debt	150,000	150,000	150,000
Other long-term liabilities	184,324	174,543	168,558
Deferred income taxes	80,088	96,283	106,032
Commitments and contingencies
Stockholders’ Equity
Common stock	1,207	1,229	1,251
Additional paid-in capital	713,750	681,908	660,896
Treasury stock	(44,306)	(36,864)	(35,366)
Accumulated other comprehensive income (loss)	562	170	(188)
Retained earnings	585,636	510,850	442,829
Total stockholders’ equity	1,256,849	1,157,293	1,069,422
Total liabilities and stockholders’ equity	$2,850,863	$2,768,633	$2,600,649

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	July 31,	August 1,
($000, unaudited)	2010	2009
Cash Flows From Operating Activities
Net earnings	$271,623	$194,794
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	80,161	75,502
Stock-based compensation	18,253	13,017
Deferred income taxes	(23,337)	9,400
Tax benefit from equity issuance	8,801	5,256
Excess tax benefit from stock-based compensation	(8,597)	(4,008)
Change in assets and liabilities:
Merchandise inventory	(43,206)	(45,186)
Other current assets	(16,880)	(16,890)
Accounts payable	106,831	180,240
Other current liabilities	(89,771)	(678)
Other long-term, net	959	2,521
Net cash provided by operating activities	304,837	413,968
Cash Flows From Investing Activities
Additions to property and equipment	(88,122)	(80,731)
Proceeds from sales of property and equipment	-	10
Purchases of investments	(6,842)	(2,553)
Proceeds from investments	5,020	19,364
Net cash used in investing activities	(89,944)	(63,910)
Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	8,597	4,008
Issuance of common stock related to stock plans	20,366	31,745
Treasury stock purchased	(7,442)	(4,546)
Repurchase of common stock	(192,982)	(154,371)
Dividends paid	(39,104)	(27,825)
Net cash used in financing activities	(210,565)	(150,989)
Net increase in cash and cash equivalents	4,328	199,069
Cash and cash equivalents:
Beginning of period	768,343	321,355
End of period	$772,671	$520,424
Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$225,628	$105,012
Non-Cash Investing Activities
Increase in fair value of investment securities	$604	$886

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended July 31, 2010 and August 1, 2009
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of July 31, 2010 and August 1, 2009, the results of operations for the three and six month periods ended July 31, 2010 and August 1, 2009, and cash flows for the six month periods ended July 31, 2010 and August 1, 2009. The Condensed Consolidated Balance Sheet as of January 30, 2010, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations for the three and six month periods ended July 31, 2010 and August 1, 2009 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Total comprehensive income. The components of total comprehensive income for the three and six month periods ended July 31, 2010 and August 1, 2009 are as follows (in $000):

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net income	$129,276	$103,407	$271,623	$194,794
Change in unrealized gain on investments,
net of taxes	364	440	392	576
Total comprehensive income	$129,640	$103,847	$272,015	$195,370

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, accounts receivable, and accounts payable approximates their estimated fair value.

Sales Mix. The Company’s sales mix is shown below for the three and six month periods ended July 31, 2010 and August 1, 2009:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Ladies	32%	33%	32%	33%
Home accents and bed and bath	24%	22%	24%	22%
Shoes	12%	12%	13%	12%
Men's	13%	13%	12%	13%
Accessories, lingerie, fine jewelry, and fragrances	11%	12%	11%	12%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share shown on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January and May 2010 the Company’s Board of Directors declared a quarterly cash dividend of $.16 per common share that was paid in March and June 2010, respectively. In January, May, August, and November 2009, the Company’s Board of Directors declared a quarterly cash dividend of $.11 per common share that was paid in March, June, September, and December 2009, respectively.

In August 2010, the Company’s Board of Directors declared a cash dividend of $.16 per common share, payable on September 30, 2010.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law, remains pending as of July 31, 2010.

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

Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of July 31, 2010 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$8,157	$681	$(54)	$8,784	$1,009	$7,775
U.S. Government and agency
securities	10,572	174	(2)	10,744	352	10,392
Mortgage-backed securities	1,433	65	-	1,498	1,130	368
Total	$20,162	$920	$(56)	$21,026	$2,491	$18,535

The amortized cost and fair value of the Company’s available-for-sale securities as of January 30, 2010 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Auction-rate securities	$1,050	$-	$(158)	$892	$-	$892
Corporate securities	9,704	567	(67)	10,204	1,073	9,131
U.S. Government and agency
securities	5,247	30	(187)	5,090	-	5,090
Mortgage-backed securities	2,340	79	(3)	2,416	681	1,735
Total	$18,341	$676	$(415)	$18,602	$1,754	$16,848

The amortized cost and fair value of the Company’s available-for-sale securities as of August 1, 2009 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Auction-rate securities	$1,050	$-	$-	$1,050	$-	$1,050
Asset-backed securities	791	3	(215)	579	195	384
Corporate securities	10,556	459	(224)	10,791	355	10,436
U.S. Government and agency
securities	6,087	46	(199)	5,934	-	5,934
Mortgage-backed securities	4,691	217	(375)	4,533	585	3,948
Total	$23,175	$725	$(1,013)	$22,887	$1,135	$21,752

At July 31, 2010, $1.2 million of investments had gross unrealized losses of $0.1 million that had been in a continuous unrealized loss position for more than twelve months. These unrealized losses on investments were caused primarily by the decline in market values of floating rate corporate securities. The Company does not consider these investments to be other than temporarily impaired at July 31, 2010.

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

Assets measured at fair value on a recurring basis at July 31, 2010 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	July 31,	Assets	Inputs	Inputs
($000)	2010	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$8,784	$-	$8,784	$-
U.S. Government and agency securities	10,744	10,744	-	-
Mortgage-backed securities	1,498	-	1,498	-
Total assets measured at fair value	$21,026	$10,744	$10,282	$-

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

Assets measured at fair value on a recurring basis at August 1, 2009 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	August 1,	Assets	Inputs	Inputs
($000)	2009	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$1,050	$-	$-	$1,050
Asset-backed securities	579	-	579	-
Corporate securities	10,791	-	10,791	-
U.S. Government and agency securities	5,934	5,934	-	-
Mortgage-backed securities	4,533	-	4,533	-
Total assets measured at fair value	$22,887	$5,934	$15,903	$1,050

The maturities of investment securities at July 31, 2010 were:

		Estimated
($000)	Cost Basis	Fair Value
Maturing in one year or less	$2,414	$2,491
Maturing after one year through five years	9,707	10,078
Maturing after five years through ten years	8,041	8,457
	$20,162	$21,026

The underlying assets in the Company’s non-qualified deferred compensation program totaling $59.2 million as of July 31, 2010 (included in Other long-term assets and in Other long-term liabilities) primarily consist of money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $48.4 million as of July 31, 2010. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $10.8 million as of July 31, 2010. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

Restricted stock. The Company grants restricted shares to directors, officers and key employees. The market value of restricted shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years. The unamortized compensation expense at July 31, 2010, January 30, 2010, and August 1, 2009 was $69.9 million, $56.1 million, and $47.3 million, respectively, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

During the quarter ended July 31, 2010, shares purchased by the Company for tax withholding totaled approximately 136,000 shares and are considered treasury shares which are available for reissuance. As of July 31, 2010, shares subject to repurchase related to unvested restricted stock totaled 2.9 million shares.

		Weighted
		average
	Number of	grant date
(000, except per share data)	shares	fair value
Unvested at January 30, 2010	2,568	$33.83
Awarded	745	$43.27
Released	(364)	$30.82
Forfeited	(13)	$31.11
Unvested at July 31, 2010	2,936	$36.30

Performance shares. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during a performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. For the six month periods ended July 31, 2010 and August 1, 2009, the Company recognized approximately $2.8 million and $2.4 million, respectively, of expense related to performance share awards.

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

Stock option activity. The following table summarizes stock option activity for the six month period ended July 31, 2010:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 30, 2010	2,773	$25.53
Granted	-	$-
Exercised	(696)	$24.37
Forfeited	(6)	$21.15

Outstanding at July 31, 2010	2,071	$25.93	4.13	$55,373
Vested and Expected to Vest at July 31, 2010	2,066	$25.90	4.13	$55,268
Exercisable at July 31, 2010	1,914	$25.24	3.93	$52,499

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of July 31, 2010 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number	Remaining	Exercise	Number	Exercise
Exercise price range			of shares	life	price	of shares	price
$7.97	to	$20.90	445	1.80	$16.81	445	$16.81
20.90	to	27.50	430	3.75	24.84	430	24.84
27.54	to	28.61	551	4.95	28.03	551	28.03
28.62	to	32.77	434	4.66	29.59	434	29.59
32.85	to	34.37	211	6.63	34.37	54	34.35
$7.97	to	$34.37	2,071	4.13	$25.93	1,914	$25.24

Stock-based compensation. For the three and six month periods ended July 31, 2010 and August 1, 2009, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
($000)	2010	2009	2010	2009
Restricted stock and performance awards	$8,709	$5,920	$16,975	$11,302
ESPP and stock options	634	600	1,278	1,715
Total	$9,343	$6,520	$18,253	$13,017

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and six month periods ended July 31, 2010 and August 1, 2009 is classified as follows:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
Statements of Earnings Classification ($000)	2010	2009	2010	2009
Cost of goods sold	$4,124	$2,853	$8,218	$5,849
Selling, general and administrative	5,219	3,667	10,035	7,168
Total	$9,343	$6,520	$18,253	$13,017

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

For the three and six month periods ended July 31, 2010, approximately 400 and 600 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented. For the three and six month periods ended August 1, 2009, approximately 35,800 and 19,100 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
		Effect of			Effect of
		Dilutive			Dilutive
		Common			Common
	Basic	Stock	Diluted	Basic	Stock	Diluted
Shares in (000s)	EPS	Equivalents	EPS	EPS	Equivalents	EPS
July 31, 2010
Shares	118,615	1,947	120,562	119,222	2,021	121,243
Amount	$1.09	$(0.02)	$1.07	$2.28	$(0.04)	$2.24

August 1, 2009
Shares	123,467	2,191	125,658	124,080	1,983	126,063
Amount	$0.84	$(0.02)	$0.82	$1.57	$(0.02)	$1.55

Note E: Debt

The Company has a $600 million unsecured revolving credit facility with an expiration date of July 2011 and interest pricing at LIBOR plus 45 basis points. The credit facility contains a $300 million sublimit for issuance of standby letters of credit, of which $216.7 million was available at July 31, 2010. The Company had no borrowings outstanding under this facility as of July 31, 2010, January 30, 2010, or August 1, 2009.

The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes, totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of July 31, 2010 of approximately $177 million is estimated by obtaining comparable market quotes. The senior notes are subject to prepayment penalties for early payment of principal.

Borrowings under the credit facilities and these notes are subject to certain covenants, including interest coverage and other financial ratios. As of July 31, 2010, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of July 31, 2010 and August 1, 2009, the reserves for unrecognized tax benefits (net of federal tax benefits) were $36.5 million and $28.2 million inclusive of $11.0 million and $7.2 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $29.8 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of July 31, 2010 and August 1, 2009, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended July 31, 2010 and August 1, 2009, and cash flows for the six-month periods ended July 31, 2010 and August 1, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
September 7, 2010

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

Overview

We are the second largest off-price apparel and home goods retailer in the United States. As of July 31, 2010, we operated 979 Ross Dress for Less (“Ross”) locations in 27 states and Guam, and 57 dd’s DISCOUNTS stores in five states. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions at everyday savings of 20 to 60 percent off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.

Results of Operations

The following table summarizes the financial results for the three and six month periods ended July 31, 2010 and August 1, 2009:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Sales
Sales (millions)	$1,912	$1,769	$3,847	$3,460
Sales growth	8.1%	7.8%	11.2%	8.2%
Comparable store sales growth	4%	3%	7%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	73.0%	74.1%	72.8%	74.6%
Selling, general and administrative	15.9%	16.2%	15.6%	16.1%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Earnings before taxes	11.0%	9.6%	11.5%	9.2%

Net earnings	6.8%	5.8%	7.1%	5.6%

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

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Stores at the beginning of the period	1,021	974	1,005	956
Stores opened in the period	17	19	34	38
Stores closed in the period	(2)	(3)	(3)	(4)
Stores at the end of the period	1,036	990	1,036	990

Sales. Sales for the three month period ended July 31, 2010 increased $143.1 million, or 8%, compared to the three month period ended August 1, 2009, due to the opening of 46 net new stores between August 1, 2009 and July 31, 2010 and an increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months) of 4% on top of a 3% gain last year. Sales for the six month period ended July 31, 2010 increased $386.3 million, or 11%, compared to the six month period ended August 1, 2009, due to the opening of 46 net new stores between August 1, 2009 and July 31, 2010 and an increase in comparable store sales of 7% on top of a 3% gain in the prior year.

Our sales mix is shown below for the three and six month periods ended July 31, 2010 and August 1, 2009:

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Ladies	32%	33%	32%	33%
Home accents and bed and bath	24%	22%	24%	22%
Shoes	12%	12%	13%	12%
Men's	13%	13%	12%	13%
Accessories, lingerie, fine jewelry, and fragrances	11%	12%	11%	12%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and six month periods ended July 31, 2010, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. For the three and six month periods ended July 31, 2010 cost of goods sold increased $84.6 million and $222.0 million, respectively, as compared to the same periods in the prior year mainly due to increased sales from the opening of 46 net new stores between August 1, 2009 and July 31, 2010 and a 4% and 7% increase in comparable store sales, for the same respective periods.

Cost of goods sold as a percentage of sales for the three month period ended July 31, 2010 decreased approximately 110 basis points from the same period in the prior year. This improvement was driven primarily by an 80 basis point increase in merchandise gross margin, which included a 25 basis point benefit from a lower shortage accrual. In addition, distribution expenses declined about 40 basis points due in part to the timing of recognition of acquisition, processing, and storage costs related to our packaway balances. Occupancy expense benefited the quarter by about 20 basis points. These favorable comparisons were partially offset by a 20 basis point increase in freight costs and a 10 basis point increase in buying and incentive costs compared to the second quarter of 2009.

Cost of goods sold as a percentage of sales for the six month period ended July 31, 2010 decreased approximately 170 basis points from the same period in the prior year. This improvement was driven primarily by a 110 basis point increase in merchandise gross margin, which included a 25 basis point benefit from a lower shortage accrual. In addition, occupancy expense leveraged by approximately 45 basis points, and distribution costs declined by about 40 basis points compared to the prior year period. These favorable trends were partially offset by a 15 basis point increase in freight costs and a 10 basis point increase in buying and incentive costs compared to the same period in 2009.

We cannot be sure that the gross profit margins realized for the three and six month periods ended July 31, 2010 will continue in the future.

Selling, general and administrative expenses. For the three month and six month periods ended July 31, 2010, selling, general and administrative expenses increased $17.2 million and $39.7 million, respectively, as compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 46 net new stores between August 1, 2009 and July 31, 2010.

Selling, general and administrative expenses as a percentage of sales for the three month period ended July 31, 2010 decreased by approximately 30 basis points over the same period in the prior year primarily due to leverage on corporate expenses from the strong gains in comparable store sales.

Selling, general and administrative expenses as a percentage of sales for the six month period ended July 31, 2010 decreased by approximately 60 basis points over the same period in the prior year primarily due to leverage on both store and corporate expenses from strong gains in comparable store sales.

Interest expense, net. Net interest expense increased for the three and six month periods ended July 31, 2010 by approximately $1.0 million and $1.8 million, respectively, as compared to the same periods in the prior year primarily due to lower capitalization of construction interest and lower investment yields.

Taxes on earnings. Our effective tax rate for the three month periods ended July 31, 2010 and August 1, 2009 was approximately 38% and 39%, respectively. Our effective tax rate for the six month periods ended July 31, 2010 and August 1, 2009 was approximately 39%. These rates represent the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns, The effective rate is affected by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2010 will be in the range of 38% to 39%.

Earnings per share. Diluted earnings per share for the three month period ended July 31, 2010 was $1.07 compared to $0.82 in the prior year period. The 30% increase in diluted earnings per share is attributable to a 25% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share for the six month period ended July 31, 2010 was $2.24 compared to $1.55 in the prior year period. The 45% increase in diluted earnings per share is attributable to a 39% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding largely due to the repurchase of common stock under our stock repurchase program.

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

	Six Months Ended
($000)	July 31, 2010	August 1, 2009
Cash flows provided by operating activities	$304,837	$413,968
Cash flows used in investing activities	(89,944)	(63,910)
Cash flows used in financing activities	(210,565)	(150,989)
Net increase in cash and cash equivalents	$4,328	$199,069

Operating Activities

Net cash provided by operating activities was $304.8 million for the six month period ended July 31, 2010 compared to $414.0 million for the six month period ended August 1, 2009. The primary sources of cash provided by operating activities for the six month periods ended July 31, 2010 and August 1, 2009 were net earnings plus non-cash expenses for depreciation and amortization and accounts payable leverage (defined as accounts payable divided by merchandise inventory). The decrease in cash flow from operating activities for the six month period ended July 31, 2010 primarily resulted from changes in accounts payable leverage and payment of incentive bonuses. Accounts payable leverage increased from 75% as of January 30, 2010 to 81% as of July 31, 2010. Accounts payable leverage increased from 61% as of January 31, 2009 to 76% as of August 1, 2009. The increases in accounts payable leverage were due to faster turns on lower inventory levels.

Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the six month periods ended July 31, 2010 and August 1, 2009, our capital expenditures were approximately $88.1 million and $80.7 million, respectively. Our capital expenditures included fixtures and leasehold improvements to open new stores, information technology systems, building or expanding distribution centers, and various other expenditures related to our stores, buying, and corporate offices. We opened 34 and 38 new stores on a gross basis during the six month periods ended July 31, 2010 and August 1, 2009, respectively.

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

Financing Activities

During the six month periods ended July 31, 2010 and August 1, 2009, our liquidity and capital requirements were provided by available cash and cash flows from operations. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own one distribution center in each of the following cities: Carlisle, Pennsylvania; Moreno Valley, California; and Fort Mill, South Carolina, and one warehouse facility in Fort Mill, South Carolina.

In January 2010, our Board of Directors approved a two-year $750 million stock repurchase program for fiscal 2010 and 2011. We repurchased 3.6 million shares of common stock for an aggregate purchase price of approximately $193 million during the six month period ended July 31, 2010. We repurchased 4.2 million shares of common stock for approximately $154.4 million during the six month period ended August 1, 2009.

For the six month periods ended July 31, 2010 and August 1, 2009, we paid dividends of $39.1 million and $27.8 million, respectively.

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

Our $600 million credit facility remains in place and available as of July 31, 2010 and expires in July 2011.

We estimate that cash flows from operations, bank credit lines, and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock, and make quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of July 31, 2010:

($000)	Less
	than 1	1 – 3	3 – 5	After 5
Contractual Obligations	Year	Years	Years	Years	Total1
Senior notes	$--	$--	$--	$150,000	$150,000
Interest payment obligations	9,668	19,335	19,335	45,361	93,699
Capital leases	98	28	--	--	126
Operating leases:
Rent obligations	343,371	678,311	501,555	504,789	2,028,026
Synthetic leases	5,802	8,528	--	--	14,330
Other synthetic lease obligations	604	57,607	--	--	58,211
Purchase obligations	1,309,733	7,727	--	--	1,317,460
Total contractual obligations	$1,669,276	$771,536	$520,890	$700,150	$3,661,852

1We have a $36.5 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including maintaining certain interest coverage and other financial ratios. As of July 31, 2010, we were in compliance with these covenants.

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

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $2.2 million at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2011 and 2015 and contain renewal provisions.

We lease approximately 197,000 and 26,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2021 and 2014, respectively, and contain renewal provisions.

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

The Perris, California distribution synthetic lease facility described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of July 31, 2010 we were in compliance with these covenants.

Purchase obligations. As of July 31, 2010 we had purchase obligations of $1,317 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,310 million represent purchase obligations of less than one year as of July 31, 2010.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at July 31, 2010:

	Amount of Commitment Expiration Per Period				Total
	Less than	1 – 3	3 – 5	After 5	amount
($000)	1 year	years	years	years	committed

Revolving credit facility	$600,000	$--	$--	$--	$600,000
Total commercial commitments	$600,000	$--	$--	$--	$600,000

Revolving credit facility. We have available a $600 million revolving credit facility with our banks, which contains a $300 million sublimit for issuance of standby letters of credit, of which $216.7 million was available at July 31, 2010. This credit facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of July 31, 2010 we had no borrowings outstanding under this facility and were in compliance with the covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $83.3 million and $72.4 million in standby letters of credit outstanding at July 31, 2010 and August 1, 2009, respectively.

Trade letters of credit. We had $47.3 million and $28.9 million in trade letters of credit outstanding at July 31, 2010 and August 1, 2009, respectively.

Dividends. In August 2010, our Board of Directors declared a cash dividend of $.16 per common share, payable on September 30, 2010. Our Board of Directors declared quarterly cash dividends of $.16 per common share in January and May 2010, and $.11 per common share in January, May, August, and November 2009.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2010, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2010.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no material outstanding forward contracts as of July 31, 2010.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of July 31, 2010, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we issued unsecured notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of July 31, 2010 is $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended July 31, 2010. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the second fiscal quarter.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our Quarterly Report on Form 10-Q for our second fiscal quarter of 2010, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2010 is as follows:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares (or units)	value) of shares (or
	number of	Average	purchased as part	units) that may yet be
	shares (or	price paid	of publicly	purchased under the
	units)	per share	announced plans or	plans or programs
Period	purchased1	(or unit)	programs	($000)2
May	419,184	$53.03	413,673	$634,000
(5/2/2010-5/29/2010)

June	791,655	$55.73	787,093	$590,000
(5/30/2010-7/3/2010)

July	613,224	$53.81	610,368	$557,000
(7/4/2010-7/31/2010)

Total	1,824,063	$54.47	1,811,134	$557,000

1We purchased 12,929 of these shares during the quarter ended July 31, 2010 from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date: September 8, 2010	By:	/s/ J. Call
John G. Call
Senior Vice President, Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 7, 2010

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS¹	XBRL Instance Document

101.SCH¹	XBRL Taxonomy Extension Schema

101.CAL¹	XBRL Taxonomy Extension Calculation Linkbase

101.DEF¹	XBRL Taxonomy Extension Definition Linkbase

101.LAB¹	XBRL Taxonomy Extension Label Linkbase

101.PRE¹	XBRL Taxonomy Extension Presentation Linkbase

¹Furnished, not filed.