Form 10-Q
period 2010-10-30
ROSS STORES INC
filed 2010-12-08
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on November 18, 2010 was 19,084,540.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
($000, except stores and per share data, unaudited)	2010	2009	2010	2009
Sales	$1,874,320	$1,744,139	$5,720,858	$5,204,374

Costs and Expenses
Costs of goods sold	1,365,513	1,284,852	4,167,380	3,864,697
Selling, general and administrative	312,277	286,511	910,151	844,699
Interest expense, net	2,232	1,943	7,056	4,989
Total costs and expenses	1,680,022	1,573,306	5,084,587	4,714,385

Earnings before taxes	194,298	170,833	636,271	489,989
Provision for taxes on earnings	72,920	65,753	243,270	190,115
Net earnings	$121,378	$105,080	$393,001	$299,874

Earnings per share
Basic	$1.04	$0.86	$3.32	$2.43
Diluted	$1.02	$0.84	$3.26	$2.39

Weighted average shares outstanding (000)
Basic	117,039	122,377	118,494	123,512
Diluted	119,018	124,648	120,522	125,592

Dividends
Cash dividends declared per share	$0.16	$0.11	$0.32	$0.22

Stores open at end of period	1,057	1,008	1,057	1,008

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	October 30,	January 30,	October 31,
($000, unaudited)	2010	2010	2009
Assets
Current Assets
Cash and cash equivalents	$732,798	$768,343	$576,162
Short-term investments	1,798	1,754	979
Accounts receivable	53,930	44,234	47,496
Merchandise inventory	1,048,130	872,498	1,014,638
Prepaid expenses and other	66,762	58,618	63,048
Deferred income taxes	1,426	-	11,737
Total current assets	1,904,844	1,745,447	1,714,060
Property and Equipment
Land and buildings	241,107	239,688	238,902
Fixtures and equipment	1,245,272	1,189,538	1,168,437
Leasehold improvements	574,200	536,979	528,067
Construction-in-progress	43,836	21,812	19,141
	2,104,415	1,988,017	1,954,547
Less accumulated depreciation and amortization	1,138,224	1,045,018	1,008,813
Property and equipment, net	966,191	942,999	945,734
Long-term investments	16,998	16,848	18,974
Other long-term assets	74,556	63,339	62,702
Total assets	$2,962,589	$2,768,633	$2,741,470
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$767,741	$658,299	$767,771
Accrued expenses and other	262,017	259,582	235,605
Accrued payroll and benefits	213,103	218,234	193,221
Income taxes payable	4,769	51,505	11,275
Deferred income taxes	-	2,894	-
Total current liabilities	1,247,630	1,190,514	1,207,872
Long-term debt	150,000	150,000	150,000
Other long-term liabilities	187,772	174,543	171,666
Deferred income taxes	92,176	96,283	104,739
Commitments and contingencies
Stockholders’ Equity
Common stock	1,192	1,229	1,240
Additional paid-in capital	727,840	681,908	676,935
Treasury stock	(45,995)	(36,864)	(36,248)
Accumulated other comprehensive income	699	170	187
Retained earnings	601,275	510,850	465,079
Total stockholders’ equity	1,285,011	1,157,293	1,107,193
Total liabilities and stockholders’ equity	$2,962,589	$2,768,633	$2,741,470

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	October 30,	October 31,
($000, unaudited)	2010	2009
Cash Flows From Operating Activities
Net earnings	$393,001	$299,874
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	120,123	115,188
Stock-based compensation	27,523	19,232
Deferred income taxes	(8,427)	9,838
Tax benefit from equity issuance	11,747	7,773
Excess tax benefit from stock-based compensation	(11,466)	(6,184)
Change in assets and liabilities:
Merchandise inventory	(175,632)	(133,580)
Other current assets	(17,840)	(14,133)
Accounts payable	129,111	245,034
Other current liabilities	(43,368)	36,564
Other long-term, net	1,989	4,276
Net cash provided by operating activities	426,761	583,882
Cash Flows From Investing Activities
Additions to property and equipment	(149,659)	(124,175)
Proceeds from sales of property and equipment	-	10
Purchases of investments	(6,842)	(2,904)
Proceeds from investments	7,461	23,223
Net cash used in investing activities	(149,040)	(103,846)
Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	11,466	6,184
Issuance of common stock related to stock plans	29,989	45,392
Treasury stock purchased	(9,131)	(5,428)
Repurchase of common stock	(287,275)	(229,817)
Dividends paid	(58,315)	(41,560)
Net cash used in financing activities	(313,266)	(225,229)
Net (decrease) increase in cash and cash equivalents	(35,545)	254,807
Cash and cash equivalents:
Beginning of period	768,343	321,355
End of period	$732,798	$576,162
Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$282,417	$166,382
Non-Cash Investing Activities
Increase in fair value of investment securities	$814	$1,462

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended October 30, 2010 and October 31, 2009
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 30, 2010 and October 31, 2009, the results of operations for the three and nine month periods ended October 30, 2010 and October 31, 2009, and cash flows for the nine month periods ended October 30, 2010 and October 31, 2009. The Condensed Consolidated Balance Sheet as of January 30, 2010, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended October 30, 2010 and October 31, 2009 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Total comprehensive income. The components of total comprehensive income for the three and nine month periods ended October 30, 2010 and October 31, 2009 are as follows (in $000):

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net income	$121,378	$105,080	$ 393,001	$299,874
Change in unrealized gain on investments,
net of taxes	137	375	529	950
Total comprehensive income	$121,515	$105,455	$ 393,530	$300,824

Estimated fair value of financial instruments.  The carrying value of cash and cash equivalents, short and long-term investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value.

Sales Mix. The Company’s sales mix is shown below for the three and nine month periods ended October 30, 2010 and October 31, 2009:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Ladies	30%	30%	31%	32%
Home accents and bed and bath	25%	23%	24%	23%
Shoes	12%	12%	12%	12%
Men's	12%	12%	12%	12%
Accessories, lingerie, fine jewelry, and fragrances	12%	13%	12%	12%
Children's	9%	10%	9%	9%
Total	100%	100%	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share shown on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January, May, and August 2010 the Company’s Board of Directors declared a quarterly cash dividend of $.16 per common share that was paid in March, June, and September 2010, respectively. In January, May, August, and November 2009, the Company’s Board of Directors declared a quarterly cash dividend of $.11 per common share that was paid in March, June, September, and December 2009, respectively.

In November 2010, the Company’s Board of Directors declared a cash dividend of $.16 per common share, payable on December 31, 2010.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law, remains pending as of October 30, 2010.

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

Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of October 30, 2010 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$7,961	$796	$(47)	$8,710	$801	$7,909
U.S. Government and agency
securities	8,473	249	(4)	8,718	352	8,366
Mortgage-backed securities	1,287	81	-	1,368	645	723
Total	$17,721	$1,126	$(51)	$18,796	$1,798	$16,998

The amortized cost and fair value of the Company’s available-for-sale securities as of January 30, 2010 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Auction-rate securities	$1,050	$-	$(158)	$892	$-	$892
Corporate securities	9,704	567	(67)	10,204	1,073	9,131
U.S. Government and agency
securities	5,247	30	(187)	5,090	-	5,090
Mortgage-backed securities	2,340	79	(3)	2,416	681	1,735
Total	$18,341	$676	$(415)	$18,602	$1,754	$16,848

The amortized cost and fair value of the Company’s available-for-sale securities as of October 31, 2009 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Auction-rate securities	$1,050	$-	$-	$1,050	$-	$1,050
Asset-backed securities	192	1	-	193	193	-
Corporate securities	9,700	490	(82)	10,108	353	9,755
U.S. Government and agency
securities	5,252	33	(151)	5,134	-	5,134
Mortgage-backed securities	3,473	234	(239)	3,468	433	3,035
Total	$19,667	$758	$(472)	$19,953	$979	$18,974

Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Assets measured at fair value on a recurring basis as of October 30, 2010 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 30,	Assets	Inputs	Inputs
($000)	2010	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$8,710	$-	$8,710	$-
U.S. Government and agency securities	8,718	8,718	-	-
Mortgage-backed securities	1,368	-	1,368	-
Total assets measured at fair value	$18,796	$8,718	$10,078	$-

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

Assets measured at fair value on a recurring basis at October 31, 2009 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	October 31,	Assets	Inputs	Inputs
($000)	2009	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$1,050	$-	$-	$1,050
Asset-backed securities	193	-	193	-
Corporate securities	10,108	-	10,108	-
U.S. Government and agency securities	5,134	5,134	-	-
Mortgage-backed securities	3,468	-	3,468	-
Total assets measured at fair value	$19,953	$5,134	$13,769	$1,050

The maturities of investment securities at October 30, 2010 were:

		Estimated
($000)	Cost Basis	Fair Value
Maturing in one year or less	$1,745	$1,798
Maturing after one year through five years	9,028	9,458
Maturing after five years through ten years	6,948	7,540
	$17,721	$18,796

The underlying assets in the Company’s non-qualified deferred compensation program totaling $62.2 million as of October 30, 2010 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $53.3 million as of October 30, 2010. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $8.9 million as of October 30, 2010. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

Restricted stock. The Company grants restricted shares to directors, officers and key employees. The market value of restricted shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years. The unamortized compensation expense at October 30, 2010, January 30, 2010, and October 31, 2009 was $63.6 million, $56.1 million, and $43.4 million, respectively, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

For the nine month period ended October 30, 2010, shares purchased by the Company for tax withholding totaled approximately 168,000 and are considered treasury shares which are available for reissuance. As of October 30, 2010, shares subject to repurchase related to unvested restricted stock totaled 2.9 million.

		Weighted
		average
	Number of	grant date
(000, except per share data)	shares	fair value
Unvested at January 30, 2010	2,568	$33.83
Awarded	784	43.81
Released	(438)	29.77
Forfeited	(48)	38.15

Unvested at October 30, 2010	2,866	$36.75

Performance shares. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during a performance period. If attained, the common stock then granted vests over a specified remaining service period, generally two years. For the nine month periods ended October 30, 2010 and October 31, 2009, the Company recognized approximately $4.4 million and $3.2 million, respectively, of expense related to performance share awards.

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

Stock option activity. The following table summarizes stock option activity for the nine month period ended October 30, 2010:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 30, 2010	2,773	$25.53
Granted	-	-
Exercised	(978)	25.30
Forfeited	(6)	21.18
Outstanding at October 30, 2010	1,789	$25.66	3.79	$59,631
Vested and Expected to Vest at October 30, 2010	1,787	$25.65	3.78	$59,567
Exercisable at October 30, 2010	1,685	$25.12	3.63	$57,052

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of October 30, 2010 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number	Remaining	Exercise	Number	Exercise
Exercise price range			of shares	life	price	of shares	price
$9.88	to	$20.90	394	1.62	$17.17	394	$17.17
20.90	to	27.02	363	3.36	24.52	363	24.52
27.04	to	28.53	374	4.85	27.79	374	27.79
28.55	to	29.42	452	4.13	28.93	452	28.93
29.60	to	34.37	206	6.01	32.87	102	31.33
$9.88	to	$34.37	1,789	3.79	$25.66	1,685	$25.12

Stock-based compensation. For the three and nine month periods ended October 30, 2010 and October 31, 2009, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
($000)	2010	2009	2010	2009
Restricted stock and performance awards	$8,633	$5,574	$25,608	$16,876
ESPP and stock options	637	642	1,915	2,356
Total	$9,270	$6,216	$27,523	$19,232

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and nine month periods ended October 30, 2010 and October 31, 2009 is classified as follows:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
Statements of Earnings Classification ($000)	2010	2009	2010	2009
Cost of goods sold	$3,882	$2,884	$12,100	$8,733
Selling, general and administrative	5,388	3,332	15,423	10,499
Total	$9,270	$6,216	$27,523	$19,232

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

For the three and nine month periods ended October 30, 2010, approximately 2,900 and 1,500 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented. For the three month period ended October 31, 2009, no weighted average shares were excluded from the calculation of diluted EPS as there were no potentially anti-dilutive shares for the period. For the nine month period ended October 31, 2009, approximately 4,800 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
		Effect of			Effect of
		Dilutive			Dilutive
		Common			Common
	Basic	Stock	Diluted	Basic	Stock	Diluted
Shares in (000s)	EPS	Equivalents	EPS	EPS	Equivalents	EPS
October 30, 2010
Shares	117,039	1,979	119,018	118,494	2,028	120,522
Amount	$1.04	$(0.02)	$1.02	$3.32	$(0.06)	$3.26
October 31, 2009
Shares	122,377	2,271	124,648	123,512	2,080	125,592
Amount	$0.86	$(0.02)	$0.84	$2.43	$(0.04)	$2.39

Note E: Debt

The Company has a $600 million unsecured revolving credit facility with an expiration date of July 2011 and interest pricing at LIBOR plus 45 basis points. The credit facility contains a $300 million sublimit for issuance of standby letters of credit, of which $230.4 million was available at October 30, 2010. The Company had no borrowings outstanding under this facility as of October 30, 2010, January 30, 2010, or October 31, 2009.

The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes, totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of October 30, 2010 of approximately $183 million is estimated by obtaining comparable market quotes. The senior notes are subject to prepayment penalties for early payment of principal.

Borrowings under the credit facilities and these notes are subject to certain covenants, including interest coverage and other financial ratios. As of October 30, 2010, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of October 30, 2010 and October 31, 2009, the reserves for unrecognized tax benefits (net of federal tax benefits) were $38.1 million and $29.6 million inclusive of $11.3 million and $7.6 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $31.3 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $1.5 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2007 through 2009. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2005 through 2009. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

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
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of October 30, 2010 and October 31, 2009, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended October 30, 2010 and October 31, 2009, and cash flows for the nine-month periods ended October 30, 2010 and October 31, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
December 7, 2010

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

Overview

We are the second largest off-price apparel and home goods retailer in the United States. As of October 30, 2010, we operated 990 Ross Dress for Less (“Ross”) locations in 27 states and Guam, and 67 dd’s DISCOUNTS stores in six states. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions at everyday savings of 20 to 60 percent off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended October 30, 2010 and October 31, 2009:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Sales
Sales (millions)	$1,874	$1,744	$5,721	$5,204
Sales growth	7.5%	12.1%	9.9%	9.5%
Comparable store sales growth	3%	8%	6%	5%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.9%	73.7%	72.9%	74.3%
Selling, general and administrative	16.6%	16.4%	15.9%	16.2%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Earnings before taxes	10.4%	9.8%	11.1%	9.4%

Net earnings	6.5%	6.0%	6.9%	5.8%

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

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Stores at the beginning of the period	1,036	990	1,005	956
Stores opened in the period	22	18	56	56
Stores closed in the period	(1)	-	(4)	(4)
Stores at the end of the period	1,057	1,008	1,057	1,008

Sales. Sales for the three month period ended October 30, 2010 increased $130.2 million, or 7%, compared to the three month period ended October 31, 2009, due to the opening of 49 net new stores between October 31, 2009 and October 30, 2010 and an increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months) of 3% on top of an 8% gain last year. Sales for the nine month period ended October 30, 2010 increased $516.5 million, or 10%, compared to the nine month period ended October 31, 2009, due to the opening of 49 net new stores between October 31, 2009 and October 30, 2010 and an increase in comparable store sales of 6% on top of a 5% gain in the prior year.

Our sales mix is shown below for the three and nine month periods ended October 30, 2010 and October 31, 2009:

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Ladies	30%	30%	31%	32%
Home accents and bed and bath	25%	23%	24%	23%
Shoes	12%	12%	12%	12%
Men's	12%	12%	12%	12%
Accessories, lingerie, fine jewelry, and fragrances	12%	13%	12%	12%
Children's	9%	10%	9%	9%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended October 30, 2010, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. For the three and nine month periods ended October 30, 2010, cost of goods sold increased $80.7 million and $302.7 million, respectively, as compared to the same periods in the prior year mainly due to increased sales from the opening of 49 net new stores between October 31, 2009 and October 30, 2010 and a 3% and 6% increase in comparable store sales for the same respective periods.

Cost of goods sold as a percentage of sales for the three month period ended October 30, 2010 decreased approximately 80 basis points from the same period in the prior year. This improvement was driven primarily by an 85 basis point increase in merchandise gross margin. In addition, distribution expenses declined about 50 basis points due in part to the timing of recognition of acquisition, processing, and storage costs related to our packaway inventory balances. Occupancy expense benefited the quarter by about 15 basis points. These favorable comparisons were partially offset by a 60 basis point increase in buying and incentive costs and a 10 basis point increase in freight expense compared to the third quarter of 2009.

Cost of goods sold as a percentage of sales for the nine month period ended October 30, 2010 decreased approximately 140 basis points from the same period in the prior year. This improvement was driven primarily by a 100 basis point increase in merchandise gross margin, which included a 15 basis point benefit from lower shortage costs. In addition, occupancy expense leveraged by approximately 35 basis points, and distribution costs declined by about 45 basis points compared to the prior year period. These favorable trends were partially offset by a 15 basis point increase in freight costs and a 25 basis point increase in buying and incentive costs compared to the same period in 2009.

We cannot be sure that the gross profit margins realized for the three and nine month periods ended October 30, 2010 will continue in the future.

Selling, general and administrative expenses. For the three month and nine month periods ended October 30, 2010, selling, general and administrative expenses increased $25.8 million and $65.5 million, respectively, as compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 49 net new stores between October 31, 2009 and October 30, 2010.

Selling, general and administrative expenses as a percentage of sales for the three month period ended October 30, 2010 increased by approximately 20 basis points over the same period in the prior year primarily due to higher incentive costs.

Selling, general and administrative expenses as a percentage of sales for the nine month period ended October 30, 2010 decreased by approximately 30 basis points over the same period in the prior year primarily due to leverage on both store and corporate expenses from gains in comparable store sales.

Interest expense, net. Net interest expense increased for the three and nine month periods ended October 30, 2010 by approximately $0.3 million and $2.1 million, respectively, as compared to the same periods in the prior year primarily due to lower capitalization of construction interest and lower investment yields.

Taxes on earnings. Our effective tax rate for the three and nine month periods ended October 30, 2010 was approximately 38%. Our effective tax rate for the three and nine month periods ended October 31, 2009 was approximately 39%. These rates represent the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2010 will be in the range of 38% to 39%.

Earnings per share. Diluted earnings per share for the three month period ended October 30, 2010 was $1.02 compared to $0.84 in the prior year period. The 21% increase in diluted earnings per share is attributable to a 16% increase in net earnings and a 5% reduction in weighted average diluted shares outstanding largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share for the nine month period ended October 30, 2010 was $3.26 compared to $2.39 in the prior year period. The 36% increase in diluted earnings per share is attributable to a 31% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding largely due to the repurchase of common stock under our stock repurchase program.

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

	Nine Months Ended
	October 30,	October 31,
($000)	2010	2009
Cash flows provided by operating activities	$426,761	$583,882
Cash flows used in investing activities	(149,040)	(103,846)
Cash flows used in financing activities	(313,266)	(225,229)
Net (decrease) increase in cash and cash equivalents	$(35,545)	$254,807

Operating Activities

Net cash provided by operating activities was $426.8 million for the nine month period ended October 30, 2010 compared to $583.9 million for the nine month period ended October 31, 2009. The primary sources of cash provided by operating activities for the nine month periods ended October 30, 2010 and October 31, 2009 were net earnings plus non-cash expenses for depreciation and amortization and increases in accounts payable. The decrease in cash flow from operating activities for the nine month period ended October 30, 2010 primarily resulted from higher packaway inventory and payment of incentive bonuses. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) decreased from 75% as of January 30, 2010 to 73% as of October 30, 2010. Accounts payable leverage increased from 61% as of January 31, 2009 to 76% as of October 31, 2009.

Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

During the nine month periods ended October 30, 2010 and October 31, 2009, our capital expenditures were approximately $149.7 million and $124.2 million, respectively. Our capital expenditures included fixtures and leasehold improvements to open new stores, information technology systems, building or expanding distribution centers, and various other expenditures related to our stores, buying, and corporate offices. We opened 56 new stores on a gross basis during the nine month periods ended October 30, 2010 and October 31, 2009.

We are forecasting approximately $200 million in capital expenditures in fiscal year 2010 to fund expenditures for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with available cash and cash flows from operations.

Financing Activities

During the nine month periods ended October 30, 2010 and October 31, 2009, our liquidity and capital requirements were provided by available cash and cash flows from operations. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own one distribution center in each of the following cities: Carlisle, Pennsylvania; Moreno Valley, California; and Fort Mill, South Carolina, and one warehouse facility in Fort Mill, South Carolina.

In January 2010, our Board of Directors approved a two-year $750 million stock repurchase program for fiscal 2010 and 2011. We repurchased 5.4 million shares of common stock for an aggregate purchase price of approximately $287.3 million during the nine month period ended October 30, 2010. We repurchased 5.8 million shares of common stock for approximately $229.8 million during the nine month period ended October 31, 2009.

For the nine month periods ended October 30, 2010 and October 31, 2009, we paid dividends of $58.3 million and $41.6 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank, and other credit lines to meet our capital and liquidity requirements, including lease payment obligations.

Our $600 million credit facility remains in place and available as of October 30, 2010 and expires in July 2011. We plan to renew our credit facility in 2011.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet operating cash needs, fund our planned capital investments, repurchase common stock, and make quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of October 30, 2010:

	Less than	1 - 3	3 - 5	After 5
($000)	One Year	Years	Years	Years	Total1
Senior Notes	$-	$-	$-	$150,000	$150,000
Interest payment obligations	9,668	19,335	19,335	45,361	93,699
Capital leases	34	20	-	-	54
Operating leases:
Rent obligations	346,804	670,171	483,356	480,469	1,980,800
Synthetic leases	5,997	7,272	-	-	13,269
Other synthetic leases	730	57,091	-	-	57,821
Purchase obligations	1,234,706	11,142	-	-	1,245,848
Total contractual obligations	$1,597,939	$765,031	$502,691	$675,830	$3,541,491

1We have a $38.1 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including maintaining certain interest coverage and other financial ratios. As of October 30, 2010, we were in compliance with these covenants.

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

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $1.8 million at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2014 and 2015 and contain renewal provisions.

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

The Perris, California distribution synthetic lease facility described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of October 30, 2010 we were in compliance with these covenants.

Purchase obligations. As of October 30, 2010 we had purchase obligations of $1,246 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,191 million represent purchase obligations of less than one year as of October 30, 2010.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at October 30, 2010:

	Amount of Commitment Expiration Per Period				Total
	Less than	1 - 3	3 – 5	After 5	amount
($000)	1 year	years	years	years	committed
Revolving credit facility	$600,000	$ --	$ --	$ --	$600,000
Total commercial commitments	$600,000	$ --	$ --	$ --	$600,000

Revolving credit facility. We have available a $600 million revolving credit facility with our banks, which contains a $300 million sublimit for issuance of standby letters of credit, of which $230.4 million was available at October 30, 2010. This credit facility which expires in July 2011 has a LIBOR-based interest rate plus an applicable margin (currently 45 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of October 30, 2010 we had no borrowings outstanding under this facility and were in compliance with the covenants. We plan to renew our credit facility in 2011.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $69.6 million and $65.2 million in standby letters of credit outstanding at October 30, 2010 and October 31, 2009, respectively.

Trade letters of credit. We had $48.7 million and $27.9 million in trade letters of credit outstanding at October 30, 2010 and October 31, 2009, respectively.

Dividends. In November 2010, our Board of Directors declared a cash dividend of $.16 per common share, payable on December 31, 2010. Our Board of Directors declared quarterly cash dividends of $.16 per common share in January, May, and August 2010, and $.11 per common share in January, May, August, and November 2009.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2010, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2010.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no material outstanding forward contracts as of October 30, 2010.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of October 30, 2010, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we issued unsecured notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of October 30, 2010 is $150 million.

Interest is receivable on our short and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three and nine month periods ended October 30, 2010. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

Item 1A. Risk Factors

Our Quarterly Report on Form 10-Q for the third quarter of fiscal 2010, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2010 is as follows:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares (or units)	value) of shares (or
	number of	Average	purchased as part	units) that may yet be
	shares (or	price paid	of publicly	purchased under the
	units)	per share	announced plans or	plans or programs
Period	purchased1	(or unit)	programs	($000)2
August	451,297	$50.35	435,600	$535,000
(8/1/2010-8/28/2010)

September	777,001	$54.05	770,688	$493,000
(8/29/2010-10/2/2010)

October	545,384	$57.33	535,345	$463,000
(10/3/2010-10/30/2010)

Total	1,773,682	$54.12	1,741,633	$463,000

1We purchased 32,049 of these shares during the quarter ended October 30, 2010 from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date: December 8, 2010	By:	/s/ J. Call
John G. Call
Senior Vice President, Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 7, 2010

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS¹	XBRL Instance Document

101.SCH¹	XBRL Taxonomy Extension Schema

101.CAL¹	XBRL Taxonomy Extension Calculation Linkbase

101.DEF¹	XBRL Taxonomy Extension Definition Linkbase

101.LAB¹	XBRL Taxonomy Extension Label Linkbase

101.PRE¹	XBRL Taxonomy Extension Presentation Linkbase

¹Furnished, not filed.