Form 10-Q/A
period 2010-10-30
ROSS STORES INC
filed 2010-12-08
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of Common Stock, with $.01 par value, outstanding on November 18, 2010 was 119,084,540.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q is to correct a typographical error on the front cover page of the filing, regarding the number of shares of our common stock outstanding on November 18, 2010.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date and time of the Form 10-Q, and does not modify or update any other disclosures made in Form 10-Q.

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