Form 10-K
period 2011-01-29
ROSS STORES INC
filed 2011-03-29
CIK 745732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 31, 2010 was $6,170,382,419, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 10, 2011 was  117,599,994.

Documents incorporated by reference:
Portions of the Proxy Statement for Registrant's 2011 Annual Meeting of Stockholders, which will be filed on or before May 30, 2011, are incorporated herein by reference into Part III.

PART I

ITEM 1. BUSINESS.

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home accessories stores. At January 29, 2011, we operated a total of 1,055 stores, of which 988 were Ross Dress for Less® (“Ross”) locations in 27 states and Guam and 67 were dd’s DISCOUNTS® stores in six states. Both brands target value-conscious women and men between the ages of 18 and 54. Ross target customers are primarily from middle income households, while the dd’s DISCOUNTS target customer is typically from more moderate income households. The decisions we make, from merchandising, purchasing, and pricing, to the locations of our stores, are based on these customer profiles.

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
We refer to our fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009 as fiscal 2010, fiscal 2009, and fiscal 2008, respectively.

Merchandising, Purchasing, and Pricing

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

We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection of brand names within each classification with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. The mix of comparable store sales by department in fiscal 2010 was approximately as follows: Ladies 29%, Home Accents and Bed and Bath 25%, Men's 13%, Accessories, Lingerie, Fine Jewelry, and Fragrances 12%, Shoes 12%, and Children’s 9%. Our merchandise offerings also include product categories such as small furniture and furniture accents, educational toys and games, luggage, gourmet food and cookware, watches, sporting goods and, in select Ross stores, fine jewelry.

Purchasing. We have a combined network of approximately 7,800 merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced any difficulty in obtaining sufficient merchandise inventory.

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

In fiscal 2010, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 47% and 38% of total inventories as of January 29, 2011 and January 30, 2010. This growth reflects our merchants’ continued ability to take advantage of a large amount of close-out opportunities in the marketplace. We believe the strong discounts we are able to offer on packaway merchandise are one of the key drivers of our business results.

In 2009 we completed a chain-wide rollout of information system enhancements and process changes to improve our merchandising capabilities. We continue to utilize these tools which are designed to strengthen our ability to plan, buy, and allocate at a more local versus regional level. The long-term objective of these investments is to fine tune our merchandise offerings to address more localized customer preferences and thereby gradually increase sales productivity and gross profit margins in both newer and existing regions and markets.

Our buying offices are located in New York City and Los Angeles, the nation's two largest apparel markets. These strategic locations allow our buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers. These locations also enable our buyers to strengthen vendor relationships - a key element to the success of our off-price buying strategies.

Over the past year, we continued to make strategic investments in our merchandise organization to further enhance our ability to deliver name brand bargains to our customers. At the end of fiscal 2010, we had a total of approximately 450 merchants for Ross and dd’s DISCOUNTS combined, up from 410 in the prior year. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct. These buying resources include merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have an average of about 12 years of experience, including merchandising positions with other retailers such as Ann Taylor, Bloomingdale's, Burlington Coat Factory, Foot Locker, HomeGoods, Kohl’s, Loehmann’s, Lord & Taylor, Macy's, Marshalls, Nordstrom, Saks, and T.J. Maxx. We expect to continue to make additional targeted investments in new merchants to further develop our relationships with an expanding number of manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

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

Stores

At January 29, 2011, we operated a total of 1,055 stores comprised of 988 Ross stores and 67 dd’s DISCOUNTS stores. Our stores are conveniently located in predominantly community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market permits, we cluster stores to benefit from economies of scale in advertising, distribution, and field management.

We believe a key element of our success is our organized, attractive, easy-to-shop, in-store environments at both Ross and dd’s DISCOUNTS, which allow customers to shop at their own pace. While our stores promote a self-service, treasure hunt shopping experience, the layouts are designed to promote customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Our store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and prices through prominent category and sizing markers, promoting a self-service atmosphere. At most stores, shopping carts are available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing.

We use point-of-sale (“POS”) hardware and software systems in all stores, which minimizes transaction time for the customer at the checkout counter by electronically scanning each ticket at the point of sale and authorizing personal checks and credit cards in a matter of seconds. In addition, the POS systems allow us to accept debit cards and electronic gift cards from customers. For Ross and dd’s DISCOUNTS combined, approximately 58% of payments in fiscal 2010 and fiscal 2009 were made with credit cards and debit cards. We provide cash, credit card, and debit card refunds on all merchandise (not used, worn, or altered) returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or credited with store credit.

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
Information Systems

We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Recent initiatives include the following:
  We made enhancements to our merchandise planning systems and began a multi-year program to upgrade our inventory allocation system.

  We made improvements to our core merchandising system to provide our merchants with new tools to increase their effectiveness.

  We implemented enhancements to our IT systems to support expansion into new markets and new regions.

  We made improvements to our warehouse management and control systems to drive process efficiencies in our distribution centers and to provide the ability to support future volume requirements.

  We upgraded our sales audit system to reduce system processing times.

  We automated our customer check deposit process to reduce overall bank fees and accelerate check funding.

  We implemented a new Credit Card Tokenization system for added security.

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

We believe that our distribution centers with their current expansion capabilities will provide adequate processing capacity to support store growth in 2011. Information on the size and locations of our distribution centers and warehouse facilities is found under “Properties” in Item 2.

Advertising

We rely primarily on television advertising to communicate the Ross value proposition-brand-name merchandise at low everyday prices. This strategy reflects our belief that television is the most efficient and cost-effective medium for communicating everyday savings on a wide selection of brand-name bargains for both the family and home. Advertising for dd’s DISCOUNTS is primarily focused on new store grand openings and local grass roots initiatives.

Trademarks

The trademarks for Ross Dress For Less® and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

As of January 29, 2011, we had approximately 49,500 total employees, including an estimated 35,500 part-time employees. Additionally, we hire temporary employees-especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

Competition

We believe the principal competitive factors in the off-price retail apparel and home accessories industry are offering significant discounts on brand-name merchandise, offering a well-balanced assortment that appeals to our target customer, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we continue to make strategic investments in our buying organization. We also continue to make improvements to our core merchandising system to strengthen our ability to plan, buy, and allocate product based on more local versus regional trends. We believe that we are well positioned to compete on the basis of each of these factors.

Nevertheless, the retail apparel market is highly fragmented and competitive. We face a challenging macro-economic and retail environment that creates intense competition for business from department stores, specialty stores, discount stores, warehouse stores, other off-price retailers, and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources. We also compete to some degree with retailers that sell apparel and home accessories through catalogs or over the internet. The retail apparel and home-related businesses may become even more competitive in the future.

dd’s DISCOUNTS

At January 29, 2011, we operated 67 dd’s DISCOUNTS in six states: 40 in California, 14 in Texas, 7 in Florida, 2 in Arizona, 2 in Georgia, and 2 in Nevada. At January 30, 2010, we had 39 dd’s DISCOUNTS stores in California, 7 in Texas, 5 in Florida, and 1 in Arizona, for a total of 52 stores. This younger off-price concept targets the needs of households with more moderate incomes than Ross customers. We believe this is one of the fastest growing demographic markets in the country. dd’s DISCOUNTS features a moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.

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

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for fiscal 2010, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risk factors that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

  The potential impact from the macro-economic environment and uncertainty in financial and credit markets including but not limited to interest rates, recession, inflation, deflation, energy costs, tax rates and policy, unemployment trends, and fluctuating commodity costs.

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

  Our ability to improve our merchandising capabilities through implementation of new processes and systems enhancements.

  Our ability to improve new store sales and profitability, especially in newer regions and markets.

  Our ability to achieve and maintain targeted levels of productivity and efficiency in our distribution centers.

  Our ability to lease or acquire acceptable new store sites with favorable demographics and long-term financial returns.

  Our ability to identify and to successfully enter new geographic markets.

  Our ability to achieve planned gross margins by effectively managing inventories, markdowns, and shrink.

  Our ability to effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

At January 29, 2011, we operated a total of 1,055 stores, of which 988 were Ross locations in 27 states and Guam and 67 were dd’s DISCOUNTS stores in six states. All stores are leased, with the exception of two locations which we own.

During fiscal 2010, we opened 41 new Ross stores and closed six existing stores. The average approximate Ross store size is 29,600 square feet.

During fiscal 2010, we opened 15 new dd’s DISCOUNTS stores. The average approximate dd’s DISCOUNTS store size is 22,700 square feet.

During fiscal 2010, no one store accounted for more than 1% of our sales.

We carry earthquake insurance to help mitigate the risk of financial loss due to an earthquake.

Our real estate strategy in 2011 is to open stores in states where we currently operate to increase our market penetration and to reduce overhead and advertising expenses as a percentage of sales in each market. We also expect to enter new states for both Ross and dd’s DISCOUNTS in 2011. Important considerations in evaluating a new store location in both new and existing markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state as of January 29, 2011 and January 30, 2010.

State/Territory	January 29, 2011	January 30, 2010
Alabama	17	17
Arizona	56	52
California	275	259
Colorado	29	28
Delaware	1	1
Florida	127	125
Georgia	46	44
Guam	1	1
Hawaii	12	12
Idaho	9	9
Louisiana	11	11
Maryland	18	18
Mississippi	5	5
Montana	6	6
Nevada	24	20
New Jersey	10	10
New Mexico	8	6
North Carolina	33	32
Oklahoma	19	18
Oregon	26	25
Pennsylvania	33	32
South Carolina	20	20
Tennessee	25	25
Texas	166	153
Utah	14	12
Virginia	32	32
Washington	30	30
Wyoming	2	2
Total	1,055	1,005

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At January 29, 2011, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is five (5) years, or twenty-two (22) years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.

See additional discussion under “Stores” in Item 1.

The following table summarizes the location and approximate sizes of our distribution centers, warehouses, and office locations as of January 29, 2011. Square footage information for the distribution centers and warehouses represents total ground floor area of the facility. Square footage information for office space represents total space occupied. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own / Lease
Distribution centers
Carlisle, Pennsylvania	425,000	Own
Fort Mill, South Carolina	1,300,000	Own
Moreno Valley, California	1,300,000	Own
Perris, California	1,300,000	Lease

Warehouses
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina	255,000	Lease

Office space
Los Angeles, California	26,000	Lease
New York City, New York	201,000	Lease
Pleasanton, California	181,000	Lease

In October 2008, we purchased 167 acres of land in South Carolina.

See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS.

Like many California retailers, we have been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law remains pending as of January 29, 2011.

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

Name	Age	Position
Michael Balmuth	60	Vice Chairman and Chief Executive Officer
Douglas Baker	52	President and Chief Merchandising Officer, dd’s DISCOUNTS
James S. Fassio	56	President and Chief Development Officer
Michael O’Sullivan	47	President and Chief Operating Officer
Barbara Rentler	53	President and Chief Merchandising Officer, Ross Dress for Less
Lisa Panattoni	48	Group Executive Vice President, Merchandising
John G. Call	52	Senior Vice President and Chief Financial Officer

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

Mr. Baker has served as President and Chief Merchandising Officer of dd’s DISCOUNTS since March 2011.  He was Executive Vice President, Merchandising dd’s DISCOUNTS from June 2009 to March 2011 and Senior Vice President, General Merchandise Manager of dd’s DISCOUNTS from December 2006 to June 2009. Mr. Baker joined Ross in November 1995 as Vice President Divisional Merchandise Manager. Prior to joining Ross, he worked for Value City Department Stores from 1984 to 1995. His previous retail experience also includes Marshall’s and Hill Department Stores.

Mr. Fassio has served as President and Chief Development Officer since December 2009. Prior to this, he was Executive Vice President, Property Development, Construction and Store Design from February 2005 to December 2009. From March 1991 to February 2005, he served as Senior Vice President, Property Development, Construction and Store Design. He joined the Company in June 1988 as Vice President of Real Estate. Prior to joining Ross, Mr. Fassio held various retail and real estate positions with Safeway Stores, Inc.

Mr. O’Sullivan has served as President and Chief Operating Officer since December 2009. From February 2005 to December 2009, he served as Executive Vice President and Chief Administrative Officer, after joining Ross in September 2003 as Senior Vice President, Strategic Planning and Marketing. From 1991 to 2003, Mr. O’Sullivan was a partner with Bain & Company providing consulting advice to retail, consumer goods, financial services and private equity clients.

Ms. Rentler has served as President and Chief Merchandising Officer of Ross Dress for Less since December 2009. From December 2006 to December 2009, she was Executive Vice President, Merchandising, with responsibility for all Ross apparel and apparel-related products. She also served as Executive Vice President and Chief Merchandising Officer of dd’s DISCOUNTS from February 2005 to December 2006, Senior Vice President and Chief Merchandising Officer of dd's DISCOUNTS from January 2004 to February 2005 and Senior Vice President and General Merchandise Manager at Ross Dress for Less from February 2001 to January 2004. Prior to that, she held various merchandising positions since joining the Company in February 1986.

Ms. Panattoni has served as Group Executive Vice President, Merchandising for Ross Home, Men’s and Children’s since December 2009. She joined the Company in January 2005 as Senior Vice President and General Merchandise Manager of Ross Home and was promoted to Executive Vice President in October 2005. Prior to joining Ross, Ms. Panattoni was with The TJX Companies, where she served as Senior Vice President of Merchandising and Marketing for HomeGoods from 1998 to 2004 and as Divisional Merchandise Manager of the Marmaxx Home Store from 1994 to 1998.

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

General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 808 stockholders of record as of March 10, 2011 and the closing stock price on that date was $70.56 per share.

Cash dividends. In January 2011, our Board of Directors declared a quarterly cash dividend of $.22 per common share, payable on March 31, 2011. Our Board of Directors declared quarterly cash dividends of $.16 per common share in January, May, August, and November 2010, cash dividends of $.11 per common share in January, May, August, and November 2009, and cash dividends of $.095 per common share in January, May, August, and November 2008.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2010 is as follows:

			Total number of	Maximum number
	Total		shares (or units)	(or approximate dollar
	number of	Average	purchased as part	value) of shares (or units)
	shares	price paid	of publicly	that may yet be purchased
	(or units)	per share	announced plans or	under the plans or
Period	purchased1	(or unit)	programs	programs ($000)
November
(10/31/2010-11/27/2010)	274,487	$64.14	273,505	$ 445,000
December
(11/28/2010-01/01/2011)	618,931	$63.78	618,931	$ 406,000
January
(01/02/2011-01/29/2011)	478,275	$64.93	472,788	$ 375,000

Total	1,371,693	$64.25	1,365,224	$ 900,000	2

1 We acquired 6,469 shares of treasury stock during the quarter ended January 29, 2011. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.
2 In January 2011, our Board of Directors approved a new two-year $900 million stock repurchase program for fiscal 2011 and 2012, replacing the $375 million remaining under the prior two-year $750 million stock repurchase program approved in January 2010 for fiscal 2010 and 2011.

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

Total stockholder returns for our common stock outperformed the Standard & Poor’s (“S&P”) 500 Index and the S&P Retailing Group over the last five years as set forth in the graph below. The five year period comparison graph assumes that the value of the investment in our common stock at each fiscal year end and the comparative indexes was $100 on January 31, 2006 and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and may vary slightly from our actual fiscal year-end date for each period. Data with respect to returns for the S&P indexes is not readily available for periods shorter than one month. The total return assumes the reinvestment of dividends at the frequency with which dividends are paid. The graph is a historical representation of past performance only and is not necessarily indicative of future returns to stockholders.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ross Stores, Inc., The S&P 500 Index
and S&P Retailing Group

*$100 invested on 1/28/06 in stock or 1/31/06 in index, including reinvestment of dividends. Fiscal year ended January 29. Indexes calculated on month-end basis.

	Indexed Returns for Years Ended
	Base Period
Company / Index	2006	2007	2008	2009	2010	2011
Ross Stores, Inc.	100	112	104	104	163	236
S&P 500 Index	100	115	112	69	91	112
S&P Retailing Group	100	114	99	62	101	128

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

($000, except per share data)	2010	2009	2008	2007	2006¹
Operations

Sales	$7,866,100	$7,184,213	$6,486,139	$5,975,212	$5,570,210
Cost of goods sold	5,729,735	5,327,278	4,956,576	4,618,220	4,317,527
Percent of sales	72.8%	74.2%	76.4%	77.3%	77.5%
Selling, general and administrative	1,229,775	1,130,813	1,034,357	935,901	863,033
Percent of sales	15.6%	15.7%	16.0%	15.7%	15.5%
Interest expense (income), net	9,569	7,593	(157)	(4,029)	(8,627)
Earnings before taxes	897,021	718,529	495,363	425,120	398,277
Percent of sales	11.4%	10.0%	7.6%	7.1%	7.2%
Provision for taxes on earnings	342,224	275,772	189,922	164,069	156,643
Net earnings	554,797	442,757	305,441	261,051	241,634
Percent of sales	7.1%	6.2%	4.7%	4.4%	4.3%
Basic earnings per share	$4.71	$3.60	$2.36	$1.93	$1.73
Diluted earnings per share	$4.63	$3.54	$2.33	$1.90	$1.70
Cash dividends declared
per common share	$0.700	$0.490	$0.395	$0.320	$0.255

1 Fiscal 2006 was a 53-week year; all other fiscal years presented were 52 weeks.

Selected Financial Data

($000, except per share data)	2010	2009	2008	2007	2006¹
Financial Position

Cash and cash equivalents	$833,924	$768,343	$321,355	$257,580	$367,388
Merchandise inventory	1,086,917	872,498	881,058	1,025,295	1,051,729
Property and equipment, net	983,776	942,999	951,656	868,315	748,233
Total assets	3,116,204	2,768,633	2,355,511	2,371,322	2,358,591
Return on average assets	19%	17%	13%	11%	11%
Working capital	690,919	554,933	358,456	387,396	431,699
Current ratio	1.5:1	1.5:1	1.4:1	1.4:1	1.4:1
Long-term debt	150,000	150,000	150,000	150,000	150,000
Long-term debt as a percent
of total capitalization	10%	11%	13%	13%	14%
Stockholders' equity	1,332,692	1,157,293	996,369	970,649	909,830
Return on average
stockholders' equity	45%	41%	31%	28%	28%
Book value per common share
outstanding at year-end	$11.29	$9.41	$7.82	$7.24	$6.53

Operating Statistics

Number of stores opened	56	56	77	98	66
Number of stores closed	6	7	11	5	3
Number of stores at year-end	1,055	1,005	956	890	797
Comparable store sales increase²
(52-week basis)	5%	6%	2%	1%	4%
Sales per average square foot of
selling space3 (52-week basis)	$324	$311	$298	$301	$305
Square feet of selling space
at year-end (000)	24,800	23,700	22,500	21,100	18,600
Number of employees at year-end	49,500	45,600	40,000	39,100	35,800
Number of common stockholders
of record at year-end	804	767	754	760	749

¹ Fiscal 2006 was a 53-week year; all other fiscal years presented were 52 weeks.
2 Comparable stores are stores open for more than 14 complete months.
3 Based on average annual selling square footage.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are the second largest off-price apparel and home goods retailer in the United States. At the end of fiscal 2010, we operated 988 Ross Dress for Less® (“Ross”) locations in 27 states and Guam, and 67 dd’s DISCOUNTS® stores in six states. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions at everyday savings of 20 to 60 percent off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.

Our primary objective is to pursue and refine our existing off-price strategies to maintain or improve profitability and improve financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry. Total aggregate sales for five of the largest off-price retailers in the United States increased 8% during 2010 on top of a 7% increase in 2009. This compares to total national apparel sales which increased 2% during 2010 compared to a 5% decrease in 2009, according to data published by the NPD Group, Inc., a leading provider of comprehensive consumer and retail information worldwide.

We believe that the stronger relative sales gains of the off-price retailers during 2009 and 2010 were driven mainly by an increased focus on value by consumers over the past two years. Our sales and earnings gains in 2010 continued to benefit from efficient execution of our off-price model throughout all areas of our business. Our merchandise and operational strategies are designed to take advantage of the expanding market share of our off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling everyday discounts.

Looking ahead to 2011, we are planning further reductions in average store inventory levels while continuing to maintain strict controls on operating expenses as part of our strategy to help us maximize our profitability.

We refer to our fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009 as fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Fiscal 2010, 2009, and 2008 each had 52 weeks.

Results of Operations

The following table summarizes the financial results for fiscal 2010, 2009, and 2008.

	2010	2009	2008
Sales
Sales (millions)	$7,866	$7,184	$6,486
Sales growth	9.5%	10.8%	8.6%
Comparable store sales growth	5%	6%	2%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.8%	74.2%	76.4%
Selling, general and administrative	15.6%	15.7%	16.0%
Interest expense, net	0.1%	0.1%	0.0%

Earnings before taxes (as a percent of sales)	11.4%	10.0%	7.6%

Net earnings (as a percent of sales)	7.1%	6.2%	4.7%

Stores. Total stores open at the end of 2010, 2009, and 2008 were 1,055, 1,005, and 956, respectively. The number of stores at the end of fiscal 2010, 2009, and 2008 increased by 5%, 5%, and 7% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	2010	2009	2008
Stores at the beginning of the period	1,005	956	890
Stores opened in the period	56	56	77
Stores closed in the period	(6)	(7)	(11)
Stores at the end of the period	1,055	1,005	956

Selling square footage at the end of the period (000)	24,800	23,700	22,500

Sales. Sales for fiscal 2010 increased $681.9 million, or 9.5%, compared to the prior year due to the opening of 50 net new stores during 2010, and a 5% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2009 increased $698.1 million, or 10.8%, compared to the prior year due to the opening of 49 net new stores during 2009, and a 6% increase in sales from comparable stores.

Our sales mix is shown below for fiscal 2010, 2009, and 2008:

	2010	2009	2008
Ladies	29%	30%	32%
Home accents and bed and bath	25%	24%	23%
Men’s	13%	13%	14%
Accessories, lingerie, fine jewelry, and fragrances	12%	13%	12%
Shoes	12%	11%	10%
Children’s	9%	9%	9%
Total	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2010, 2009, and 2008, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2010 increased $402.5 million compared to the prior year mainly due to increased sales from the opening of 50 net new stores during the year, and a 5% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2010 decreased approximately 130 basis points from the prior year. This improvement was mainly the result of an 80 basis point increase in merchandise gross margin, which included a 15 basis point benefit from lower shortage. In addition, occupancy leveraged 30 basis points, and distribution costs declined by about 30 basis points. These improvements were partially offset by an increase in freight costs of about 10 basis points.

Cost of goods sold in fiscal 2009 increased $370.7 million compared to the prior year mainly due to increased sales from the opening of 49 net new stores during the year, and a 6% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2009 decreased approximately 230 basis points from the prior year. This improvement was mainly the result of a 170 basis point increase in merchandise gross margin, which included a 40 basis point benefit from lower shortage. In addition, freight costs declined by about 50 basis points, occupancy leveraged 35 basis points, and distribution costs declined by about 10 basis points. These improvements were partially offset by a 35 basis point increase in buying expenses due in part to higher incentive costs versus the prior year.

We cannot be sure that the gross profit margins realized in fiscal 2010, 2009, and 2008 will continue in future years.

Selling, general and administrative expenses. For fiscal 2010, selling, general and administrative expenses (“SG&A”) increased $99.0 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 50 net new stores during the year.

SG&A as a percentage of sales for fiscal 2010 decreased by approximately 10 basis points compared to the prior year mainly driven by leverage on store operating expenses.

For fiscal 2009, SG&A increased $96.5 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 49 net new stores during the year.

SG&A as a percentage of sales for fiscal 2009 decreased by approximately 20 basis points compared to the prior year. This decrease was mainly driven by 40 basis points of leverage on store operating expenses that was partially offset by a 20 basis point increase in general and administrative expenses due in part to higher incentive costs versus the prior year.

The largest component of SG&A is payroll. The total number of employees, including both full and part-time, as of fiscal year end 2010, 2009, and 2008 was approximately 49,500, 45,600, and 40,000, respectively.

Interest expense (income), net. In fiscal 2010, interest expense increased by $1.3 million primarily due to lower capitalization of construction interest. In fiscal 2010, interest income decreased by $0.7 million primarily due to lower investment yields as compared to the prior year. As a percentage of sales, net interest expense in fiscal 2010 remained flat compared to the prior year. The table below shows interest expense and income for fiscal 2010, 2009, and 2008:

($ millions)	2010	2009	2008
Interest expense	$10.7	$9.4	$8.3
Interest income	(1.1)	(1.8)	(8.5)
Total interest expense (income), net	$9.6	$7.6	$(0.2)

Taxes on earnings. Our effective tax rate for fiscal 2010, 2009, and 2008 was approximately 38% in each year, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2011 will be about 38%.

Net earnings. Net earnings as a percentage of sales for fiscal 2010 were higher compared to fiscal 2009 primarily due to both lower cost of goods sold and lower SG&A expenses as a percentage of sales. Net earnings as a percentage of sales for fiscal 2009 were higher compared to fiscal 2008 primarily due to both lower cost of goods sold and lower SG&A expenses as a percentage of sales.

Earnings per share. Diluted earnings per share in fiscal 2010 was $4.63, compared to $3.54 in fiscal 2009. This 31% increase in diluted earnings per share is attributable to an approximate 25% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2009 was $3.54, compared to $2.33 in fiscal 2008. This 52% increase in diluted earnings per share is attributable to an approximate 45% increase in net earnings and a 5% reduction in weighted average diluted shares outstanding largely due to the repurchase of common stock under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, rent, taxes, capital expenditures in connection with opening new stores, and investments in distribution centers and information systems. We also use cash to repurchase stock under our stock repurchase program and to pay dividends.

($ millions)	2010	2009	2008
Cash flows provided by operating activities	$673.0	$888.4	$583.4
Cash flows used in investing activities	(196.8)	(136.8)	(218.7)
Cash flows used in financing activities	(410.6)	(304.6)	(300.9)
Net increase in cash and cash equivalents	$65.6	$447.0	$63.8

Operating Activities

Net cash provided by operating activities was $673.0 million, $888.4 million, and $583.4 million in fiscal 2010, 2009, and 2008, respectively. The primary sources of cash provided by operating activities in fiscal 2010, 2009, and 2008 were net earnings plus non-cash expenses for depreciation and amortization. Net cash from operations decreased in 2010 compared to 2009 primarily due to cash used to purchase additional packaway inventory at the end of 2010. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 71% as of January 29, 2011 and 75% as of January 30, 2010. The decrease in leverage was due to higher packaway inventory.

Our primary source of liquidity is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Investing Activities

In fiscal 2010, 2009, and 2008, our capital expenditures were $198.7 million, $158.5 million, and $224.4 million, respectively. Our capital expenditures included costs of fixtures and leasehold improvements to open new stores and costs to implement information technology systems, build or expand distribution centers, and various other expenditures related to our stores, buying, and corporate offices. In fiscal 2008 we also purchased land in South Carolina with the intention of building a new distribution center in the future. We opened 56, 56, and 77 new stores in fiscal 2010, 2009, and 2008, respectively.

We had purchases of investments of $6.8 million, $2.9 million, and $37.0 million in fiscal 2010, 2009, and 2008, respectively. We had sales of investments of $8.6 million, $24.5 million, and $42.5 million in fiscal 2010, 2009, and 2008, respectively.

We are forecasting approximately $380 million to $390 million in capital expenditures in 2011 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with available cash and cash flows from operations.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2010	2009	2008
New stores	$72.3	$55.4	$52.0
Store renovations and improvements	63.4	44.3	47.3
Information systems	17.0	10.4	13.2
Distribution centers, corporate office, and other	46.0	48.4	111.9
Total capital expenditures	$198.7	$158.5	$224.4

Financing Activities

During fiscal 2010, 2009, and 2008, our liquidity and capital requirements were provided by available cash, and cash flows from operations. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own one distribution center in each of the following cities: Carlisle, Pennsylvania; Moreno Valley, California; and Fort Mill, South Carolina; and one warehouse facility in Fort Mill, South Carolina.

We repurchased 6.7 million, 7.4 million, and 9.3 million shares of our common stock for aggregate purchase prices of approximately $375 million, $300 million, and $300 million in 2010, 2009, and 2008, respectively. In January 2011, our Board of Directors approved a new two-year $900 million stock repurchase program for fiscal 2011 and 2012, replacing the $375 million remaining under the prior two-year $750 million stock repurchase program approved in January 2010.

In January 2011, our Board of Directors declared a quarterly cash dividend of $.22 per common share, payable on March 31, 2011. Our Board of Directors declared quarterly cash dividends of $.16 per common share in January, May, August, and November 2010, cash dividends of $.11 per common share in January, May, August, and November 2009, and cash dividends of $.095 per common share in January, May, August, and November 2008.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank, and other credit lines to meet our capital and liquidity requirements, including lease payment obligations in 2011.

In March 2011 we entered into a new $600 million unsecured, revolving credit facility. This credit facility, which replaced our previous $600 million revolving credit facility, expires in March 2016. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of January 29, 2011:

	Less than 1			After 5
($000)	year	1 - 3 years	3 - 5 years	years	Total1
Senior notes	$-	$-	$-	$150,000	$150,000
Interest payment obligations	9,667	19,335	19,335	40,528	88,865
Operating leases:
Rent obligations	348,287	686,203	490,638	447,547	1,972,675
Synthetic leases	5,705	6,045	-	-	11,750
Other synthetic lease obligations	1,322	56,499	-	-	57,821
Purchase obligations	1,320,471	11,745	-	-	1,332,216
Total contractual obligations	$1,685,452	$779,827	$509,973	$638,075	$3,613,327

1	We have a $41.8 million liability for unrecognized tax benefits that is included in other long-term liabilities on our consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

Senior notes. We have two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Interest on these notes is included in Interest payment obligations in the table above. These notes are subject to prepayment penalties for early payment of principal.

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of January 29, 2011, we were in compliance with these covenants.

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

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. As of January 29, 2011, we have accrued approximately $3.5 million related to an estimated shortfall in the residual value guarantee recorded in accrued expenses and other in the accompanying consolidated balance sheets. The synthetic lease agreement includes a prepayment penalty for early payoff of the lease. Our contractual obligation of $56 million is included in Other synthetic lease obligations in the above table.

We have also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of January 29, 2011 we have approximately $2.4 million of residual value guarantee asset and liability. These residual value guarantees are being amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

We lease three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2013 and 2014. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2013. We also own a 423,000 square foot warehouse in Fort Mill, South Carolina. All four of these warehouses are used to store our packaway inventory. We also lease a 10-acre parcel that has been developed for trailer parking adjacent to our Perris distribution center.

We lease approximately 181,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2014 and 2015 and contain renewal provisions.

We lease approximately 201,000 and 26,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2021 and 2014, respectively, and contain renewal provisions.

Purchase obligations. As of January 29, 2011 we had purchase obligations of approximately $1,332 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,250 million represent purchase obligations of less than one year as of January 29, 2011.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at January 29, 2011:

	Amount of Commitment Expiration Per Period
	Less than	1 - 3	3 - 5	After 5	Total amount
($000)	1 year	years	years	years	committed
Revolving credit facility	$600,000	$-	$-	$-	$600,000
Total commercial commitments	$600,000	$-	$-	$-	$600,000

For additional information relating to this credit facility, refer to note D of Notes to the Consolidated Financial Statements.

Revolving credit facility. At January 29, 2011, we had available a $600 million unsecured revolving credit facility with our banks. The credit facility contained a $300 million sublimit for issuance of standby letters of credit, of which $230.4 million was available at January 29, 2011. Interest pricing on this credit facility was LIBOR plus an applicable margin (45 basis points at January 29, 2011) and was payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility was subject to our maintaining certain financial ratios. As of January 29, 2011 we had no borrowings outstanding under this facility.

In March 2011 we entered into a new $600 million unsecured, revolving credit facility. This credit facility, which replaced our previous $600 million revolving credit facility, expires in March 2016. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of January 29, 2011, we were in compliance with these covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain obligations related to our self-insured workers’ compensation and general liability claims. We had $69.6 million and $65.2 million in standby letters of credit outstanding at January 29, 2011 and January 30, 2010, respectively.

Trade letters of credit. We had $35.2 million and $32.9 million in trade letters of credit outstanding at January 29, 2011 and January 30, 2010, respectively.

Other

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

Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. We purchase manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in our warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway inventory accounted for approximately 47% and 38% of total inventories as of January 29, 2011 and January 30, 2010. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.

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

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2010, 2009, or 2008.

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

Lease accounting. When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, we record rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. We begin recording rent expense on the lease possession date. Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term. Changes in tenant improvement allowances are included as a component of operating activities in the consolidated statements of cash flows.

Self-insurance. We self-insure certain of our workers’ compensation and general liability risks as well as certain coverages under our health plans. Our self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported. Should a greater amount of claims occur compared to what is estimated or the costs of medical care increase beyond what was anticipated, our recorded reserves may not be sufficient and additional charges could be required.

Stock-based compensation. We recognize compensation expense based upon the grant date fair value of all stock-based awards. We use historical data to estimate pre-vesting forfeitures and to recognize stock-based compensation expense. All stock-based compensation awards are expensed over the service or performance periods of the awards.

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

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2010, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports, and other investor communications including on our corporate website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of January 29, 2011.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of January 29, 2011, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we issued unsecured notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of January 29, 2011 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended January 29, 2011. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Earnings

	Year ended	Year ended	Year ended
($000, except per share data)	January 29, 2011	January 30, 2010	January 31, 2009
Sales	$7,866,100	$7,184,213	$6,486,139

Costs and Expenses
Costs of goods sold	5,729,735	5,327,278	4,956,576
Selling, general and administrative	1,229,775	1,130,813	1,034,357
Interest expense (income), net	9,569	7,593	(157)
Total costs and expenses	6,969,079	6,465,684	5,990,776

Earnings before taxes	897,021	718,529	495,363
Provision for taxes on earnings	342,224	275,772	189,922
Net earnings	$554,797	$442,757	$305,441

Earnings per share
Basic	$4.71	$3.60	$2.36
Diluted	$4.63	$3.54	$2.33

Weighted average shares outstanding (000)
Basic	117,821	122,887	129,235
Diluted	119,902	125,014	131,315

Dividends
Cash dividends declared per share	$0.700	$0.490	$0.395

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	January 29, 2011	January 30, 2010
Assets
Current Assets
Cash and cash equivalents	$833,924	$768,343
Short-term investments	3,204	1,754
Accounts receivable	45,384	44,234
Merchandise inventory	1,086,917	872,498
Prepaid expenses and other	63,807	58,618
Deferred income taxes	10,003	-
Total current assets	2,043,239	1,745,447
Property and Equipment
Land and buildings	241,138	239,688
Fixtures and equipment	1,258,707	1,189,538
Leasehold improvements	584,306	536,979
Construction-in-progress	69,237	21,812
	2,153,388	1,988,017
Less accumulated depreciation and amortization	1,169,612	1,045,018
Property and equipment, net	983,776	942,999
Long-term investments	14,082	16,848
Other long-term assets	75,107	63,339
Total assets	$3,116,204	$2,768,633
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$767,455	$658,299
Accrued expenses and other	292,174	259,582
Accrued payroll and benefits	235,030	218,234
Income taxes payable	57,661	51,505
Deferred income taxes	-	2,894
Total current liabilities	1,352,320	1,190,514
Long-term debt	150,000	150,000
Other long-term liabilities	189,989	174,543
Deferred income taxes	91,203	96,283
Commitments and contingencies
Stockholders’ Equity
Common stock, par value $.01 per share	1,181	1,229
Authorized 600,000,000 shares
Issued and outstanding 118,063,000 and
122,929,000 shares, respectively.
Additional paid-in capital	740,726	681,908
Treasury stock	(46,408)	(36,864)
Accumulated other comprehensive income	488	170
Retained earnings	636,705	510,850
Total stockholders’ equity	1,332,692	1,157,293
Total liabilities and stockholders’ equity	$3,116,204	$2,768,633

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

					Accumulated
			Additional		other
	Common stock		paid-in	Treasury	comprehensive	Retained
(000)	Shares	Amount	capital	stock	income (loss)	earnings	Total
Balance at February 2, 2008	134,096	$1,341	$577,787	$(25,910)	$1,340	$416,091	$970,649
Comprehensive income:
Net earnings	-	-	-	-	-	305,441	305,441
Unrealized investment loss	-	-	-	-	(2,514)	-	(2,514)
Total comprehensive income							302,927
Common stock issued under stock
plans, net of shares
used for tax withholding	2,598	25	47,848	(4,909)	-	-	42,964
Tax benefit from equity issuance	-	-	8,532	-	-	-	8,532
Stock-based compensation	-	-	22,575	-	-	-	22,575
Common stock repurchased	(9,348)	(93)	(30,625)	-	-	(269,282)	(300,000)
Dividends declared	-	-	-	-	-	(51,278)	(51,278)
Balance at January 31, 2009	127,346	$1,273	$626,117	$(30,819)	$(1,174)	$400,972	$996,369
Comprehensive income:
Net earnings	-	-	-	-	-	442,757	442,757
Unrealized investment gain	-	-	-	-	1,344	-	1,344
Total comprehensive income							444,101
Common stock issued under stock
plans, net of shares
used for tax withholding	2,958	30	49,363	(6,045)	-	-	43,348
Tax benefit from equity issuance	-	-	8,582	-	-	-	8,582
Stock-based compensation	-	-	25,746	-	-	-	25,746
Common stock repurchased	(7,375)	(74)	(27,900)	-	-	(272,026)	(300,000)
Dividends declared	-	-	-	-	-	(60,853)	(60,853)
Balance at January 30, 2010	122,929	$1,229	$681,908	$(36,864)	$170	$510,850	$1,157,293
Comprehensive income:
Net earnings	-	-	-	-	-	554,797	554,797
Unrealized investment gain	-	-	-	-	318	-	318
Total comprehensive income							555,115
Common stock issued under stock
plans, net of shares
used for tax withholding	1,864	19	36,461	(9,544)	-	-	26,936
Tax benefit from equity issuance	-	-	15,412	-	-	-	15,412
Stock-based compensation	-	-	36,551	-	-	-	36,551
Common stock repurchased	(6,730)	(67)	(29,606)	-	-	(345,327)	(375,000)
Dividends declared	-	-	-	-	-	(83,615)	(83,615)
Balance at January 29, 2011	118,063	$1,181	$740,726	$(46,408)	$488	$636,705	$1,332,692

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended	Year ended	Year ended
($000)	January 29, 2011	January 30, 2010	January 31, 2009
Cash Flows From Operating Activities
Net earnings	$554,797	$442,757	$305,441
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	160,693	159,043	141,802
Stock-based compensation	36,551	25,746	22,575
Deferred income taxes	(17,977)	16,113	23,804
Tax benefit from equity issuance	15,412	8,582	8,532
Excess tax benefit from stock-based compensation	(14,746)	(7,291)	(5,973)
Change in assets and liabilities:
Merchandise inventory	(214,419)	8,560	144,237
Other current assets	(6,339)	(6,441)	(6,089)
Accounts payable	102,851	115,893	(101,682)
Other current liabilities	52,594	118,980	43,249
Other long-term, net	3,649	6,442	7,543
Net cash provided by operating activities	673,066	888,384	583,439
Cash Flows From Investing Activities
Additions to property and equipment	(198,651)	(158,487)	(224,418)
Proceeds from sales of property and equipment	-	10	117
Purchases of investments	(6,842)	(2,904)	(36,984)
Proceeds from investments	8,648	24,548	42,522
Net cash used in investing activities	(196,845)	(136,833)	(218,763)
Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	14,746	7,291	5,973
Issuance of common stock related to stock plans	36,479	49,393	47,873
Treasury stock purchased	(9,544)	(6,045)	(4,909)
Repurchase of common stock	(375,000)	(300,000)	(300,000)
Dividends paid	(77,321)	(55,202)	(49,838)
Net cash used in financing activities	(410,640)	(304,563)	(300,901)
Net increase in cash and cash equivalents	65,581	446,988	63,775
Cash and cash equivalents:
Beginning of year	768,343	321,355	257,580
End of year	$833,924	$768,343	$321,355
Supplemental Cash Flow Disclosures
Interest paid	$9,668	$9,668	$9,676
Income taxes paid	$330,589	$201,232	$167,478
Non-Cash Investing Activities
Increase (decrease) in fair value of investment securities	$490	$1,435	$(2,514)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2010, the Company operated 988 Ross Dress for Less® (“Ross”) locations in 27 states and Guam and 67 dd’s DISCOUNTS® stores in six states, all of which are supported by four distribution centers. The Company’s headquarters, one buying office, two distribution centers, and 26% of its stores are located in California.

Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 are referred to as fiscal 2010, fiscal 2009, and fiscal 2008, respectively, and had 52 weeks.

Use of accounting estimates. The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting estimates include valuation reserves for inventory shortage, packaway inventory costs, useful lives of fixed assets, self-insurance reserves, and uncertain tax position reserves.

Purchase obligations. As of January 29, 2011, the Company had purchase obligations of approximately $1,332 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,250 million represent purchase obligations of less than one year as of January 29, 2011.

Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less.

Investments. The Company’s investments are comprised of various debt securities. At January 29, 2011 and January 30, 2010, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their original maturities and the Company’s intent. Investments with an original maturity of less than one year are classified as short-term. See Note B for additional information.

Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in the Company's warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway inventory accounted for approximately 47% and 38% of total inventories as of January 29, 2011 and January 30, 2010. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts.

Cost of goods sold. In addition to product costs, the Company includes in cost of goods sold its buying, distribution and freight expenses as well as occupancy costs, and depreciation and amortization related to the Company’s retail stores, buying, and distribution facilities. Buying expenses include costs to procure merchandise inventories. Distribution expenses include the cost of operating the Company’s distribution centers.

Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to 12 years for equipment and 20 to 40 years for real property. Depreciation and amortization expense on property and equipment was $160.7 million, $159.0 million, and $141.8 million for fiscal 2010, 2009, and 2008, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs, net of amortization, of $102.0 million and $106.7 million at January 29, 2011 and January 30, 2010, respectively, are included in fixtures and equipment and are amortized over their estimated useful life generally ranging from five to seven years. The Company capitalizes interest during the construction period. Interest capitalized was $0.1 million and $1.8 million in fiscal 2010 and fiscal 2009, respectively.

Other long-term assets. Other long-term assets as of January 29, 2011 and January 30, 2010 consisted of the following:

($000)	2010	2009
Deferred compensation (Note B)	$63,569	$50,706
Goodwill	2,889	2,889
Deposits	3,835	3,000
Other	4,814	6,744
Total	$75,107	$63,339

Other assets are principally comprised of prepaid rent and other long-term prepayments.

Property, other long-term assets, and certain identifiable intangibles that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2010, fiscal 2009, and fiscal 2008, no impairment charges were recorded.

Store closures. The Company continually reviews the operating performance of individual stores. For stores that are closed, the Company records a liability for future minimum lease payments net of estimated sublease recoveries and related ancillary costs at the time the liability is incurred. In 2010, the Company closed six Ross stores. In 2009, the Company closed three Ross and four dd’s DISCOUNTS locations. The lease loss liability related to certain of these closed stores was $4.9 million and $6.2 million, as of January 29, 2011 and January 30, 2010, respectively. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $53.4 million and $125.7 million at January 29, 2011 and January 30, 2010, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Self-insurance. The Company is self-insured for workers’ compensation, general liability insurance costs, and costs of certain medical plans. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance reserves as of January 29, 2011 and January 30, 2010 consisted of the following:

($000)	2010	2009
Workers’ compensation	$67,425	$61,525
General liability	25,490	19,196
Medical plans	3,344	3,107
Total	$96,259	$83,828

Workers’ compensation and self-insured medical plan liabilities are included in accrued payroll and benefits, and accruals for general liability are included in accrued expenses and other in the accompanying consolidated balance sheets.

Other long-term liabilities. Other long-term liabilities as of January 29, 2011 and January 30, 2010 consisted of the following:

($000)	2010	2009
Deferred rent	$58,989	$58,954
Deferred compensation	63,569	50,706
Tenant improvement allowances	22,392	26,559
Income taxes (See Note F)	41,784	33,570
Other	3,255	4,754
Total	$189,989	$174,543

Lease accounting. When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, the Company records rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. The Company begins recording rent expense on the lease possession date. Tenant improvement allowances are included in other long-term liabilities and are amortized over the lease term. Changes in tenant improvement allowances are included as a component of operating activities in the consolidated statements of cash flows.

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. See Note B and Note D for additional fair value information.

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

Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in accrued expenses and other in the consolidated balance sheets. The allowance for sales returns consists of the following:

($000)	Beginning balance	Additions	Returns	Ending balance
Year ended:
January 29, 2011	$5,344	$558,361	$(557,836)	$5,869
January 30, 2010	$4,702	$506,249	$(505,607)	$5,344
January 31, 2009	$4,559	$452,035	$(451,892)	$4,702

Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred. Advertising costs for fiscal 2010, 2009, and 2008 were $54.3 million, $53.5 million, and $53.9 million, respectively.

Stock-based compensation. The Company recognizes compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. See Note C for more information on the Company’s stock-based compensation plans.

Taxes on earnings. The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or tax rates. ASC 740 also clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements and prescribes a recognition threshold of more-likely-than-not, and a measurement standard for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements. See Note F.

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

In fiscal 2010, 2009, and 2008 there were 3,200, 19,800, and 583,000 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

		Effect of dilutive
		common stock
Shares in (000s)	Basic EPS	equivalents	Diluted EPS
2010
Shares	117,821	2,081	119,902
Amount	$4.71	$(0.08)	$4.63
2009
Shares	122,887	2,127	125,014
Amount	$3.60	$(0.06)	$3.54
2008
Shares	129,235	2,080	131,315
Amount	$2.36	$(0.03)	$2.33

Sales mix. The Company’s sales mix is shown below for fiscal 2010, 2009, and 2008:

	2010	2009	2008
Ladies	29%	30%	32%
Home accents and bed and bath	25%	24%	23%
Men’s	13%	13%	14%
Accessories, lingerie, fine jewelry, and fragrances	12%	13%	12%
Shoes	12%	11%	10%
Children’s	9%	9%	9%
Total	100%	100%	100%

Comprehensive income. Comprehensive income consists of net earnings and other comprehensive income (loss), principally unrealized investment gains or losses. Components of comprehensive income are presented in the consolidated statements of stockholders’ equity.

Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of January 29, 2011 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$7,465	$634	$(37)	$8,062	$300	$7,762
U.S. government and agency
securities	7,959	77	(5)	8,031	2,366	5,665
Mortgage-backed securities	1,111	82	-	1,193	538	655
Total	$16,535	$793	$(42)	$17,286	$3,204	$14,082

The amortized cost and fair value of the Company’s available-for-sale securities as of January 30, 2010 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Auction-rate securities	$1,050	$-	$(158)	$892	$-	$892
Corporate securities	9,704	567	(67)	10,204	1,073	9,131
U.S. government and agency
securities	5,247	30	(187)	5,090	-	5,090
Mortgage-backed securities	2,340	79	(3)	2,416	681	1,735
Total	$18,341	$676	$(415)	$18,602	$1,754	$16,848

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

Assets measured at fair value at January 29, 2011 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 29,	Assets	Inputs	Inputs
($000)	2011	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$8,062	$-	$8,062	$-
U.S. government and agency securities	8,031	8,031	-	-
Mortgage-backed securities	1,193	-	1,193	-
Total assets measured at fair value	$17,286	$8,031	$9,255	$-

Assets measured at fair value at January 30, 2010 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 30,	Assets	Inputs	Inputs
($000)	2010	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$892	$-	$-	$892
Corporate securities	10,204	-	10,204	-
U.S. government and agency securities	5,090	5,090	-	-
Mortgage-backed securities	2,416	-	2,416	-
Total assets measured at fair value	$18,602	$5,090	$12,620	$892

The auction rate securities were sold during 2010.

The maturities of investment securities at January 29, 2011 were:

		Estimated
($000)	Cost Basis	Fair Value
Maturing in one year or less	$3,145	$3,204
Maturing after one year through five years	6,947	7,294
Maturing after five years through ten years	6,443	6,788
	$16,535	$17,286

The underlying assets in the Company’s non-qualified deferred compensation program totaling $63.6 million as of January 29, 2011 (included in other long-term assets and in other long-term liabilities) primarily consist of participant directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $54.9 million as of January 29, 2011. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $8.7 million as of January 29, 2011. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-based compensation

For fiscal 2010, 2009, and 2008, the Company recognized stock-based compensation expense as follows:

($000)	2010	2009	2008
Restricted stock and performance awards	$34,028	$22,794	$17,216
ESPP and stock options	2,523	2,952	5,359
Total	$36,551	$25,746	$22,575

Capitalized stock-based compensation cost was not significant in any year.

No stock options were granted during fiscal 2010, 2009, or 2008. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date. At January 29, 2011, the Company had one stock-based compensation plan, which is further described in Note H.

Total stock-based compensation recognized in the Company’s consolidated statements of earnings for fiscal 2010, 2009, and 2008 is as follows:

Statements of Earnings Classification ($000)	2010	2009	2008
Cost of goods sold	$15,665	$11,912	$10,021
Selling, general and administrative	20,886	13,834	12,554
Total	$36,551	$25,746	$22,575

Note D: Debt

Revolving credit facility. At January 29, 2011, the Company had a $600 million unsecured revolving credit facility with interest pricing at LIBOR plus 45 basis points. The credit facility contained a $300 million sublimit for issuance of standby letters of credit, of which $230.4 million was available at January 29, 2011. Interest was payable upon borrowing maturity but no less than quarterly. The Company had no borrowings outstanding under this facility as of January 29, 2011 and January 30, 2010.

In March 2011 the Company entered into a new $600 million unsecured, revolving credit facility. This credit facility, which replaced the Company’s previous $600 million revolving credit facility, expires in March 2016. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly.

Senior notes. The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of January 29, 2011 of approximately $171 million is estimated by obtaining comparable market quotes. The senior notes are subject to prepayment penalties for early payment of principal.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of January 29, 2011, the Company was in compliance with these covenants.

Letters of credit. The Company uses standby letters of credit to collateralize certain obligations related to its self-insured workers’ compensation and general liability programs. The Company had $69.6 million and $65.2 million in standby letters of credit at January 29, 2011 and January 30, 2010, respectively.

The Company also had $35.2 million and $32.9 million in trade letters of credit outstanding at January 29, 2011 and January 30, 2010, respectively.

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

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years and the Company typically has options to renew the leases for two to three one-year periods. Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term. The Company’s obligation under the residual value guarantee at the end of the respective lease terms is $1.8 million.

The Company also leases a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million ten-year synthetic lease facility that expires in July 2013. Rent expense on this distribution center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, the Company must refinance the distribution facility, or purchase it at the amount of the then-outstanding lease balance, or sell it to a third party. If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. As of January 29, 2011, the Company has accrued approximately $3.5 million related to an estimated shortfall in the residual value guarantee recorded in accrued expenses and other in the consolidated balance sheets. The synthetic lease agreement includes a prepayment penalty for early payoff of the lease.

The Company has also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of January 29, 2011 we have approximately $2.4 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

The synthetic lease facilities described above, as well as the Company’s revolving credit facility and senior notes, have covenant restrictions requiring the Company to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on the Company’s actual interest coverage ratios. As of January 29, 2011, the Company was in compliance with these covenants.

The Company leases three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2013 and 2014. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2013. The Company also owns a 423,000 square foot warehouse in Fort Mill, South Carolina. All four of these warehouses are used to store the Company’s packaway inventory. The Company also leases a 10-acre parcel that has been developed for trailer parking adjacent to its Perris distribution center.

The Company leases approximately 181,000 square feet of office space for its corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2014 and 2015 and contain renewal provisions.

The Company leases approximately 201,000 and 26,000 square feet of office space for its New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2021 and 2014, respectively and contain renewal provisions.

The aggregate future minimum annual lease payments under leases in effect at January 29, 2011 are as follows:

			Residual
	Operating	Synthetic	value
($000)	leases	leases	guarantees	Total leases
2011	$348,287	$5,705	$1,322	$355,314
2012	361,351	4,331	316	365,998
2013	324,852	1,714	56,183	382,749
2014	273,470	-	-	273,470
2015	217,168	-	-	217,168
Thereafter	447,547	-	-	447,547
Total minimum lease payments	$1,972,675	$11,750	$57,821	$2,042,246

Total rent expense for all leases was $360.4 million in 2010, $336.5 million in 2009, and $325.9 million in 2008.

Note F: Taxes on Earnings

The provision for taxes consisted of the following:

($000)	2010	2009	2008
Current
Federal	$329,723	$242,111	$152,833
State	30,478	17,548	13,285
	360,201	259,659	166,118

Deferred
Federal	(11,139)	13,417	23,621
State	(6,838)	2,696	183
	(17,977)	16,113	23,804
Total	$342,224	$275,772	$189,922

In fiscal 2010, 2009, and 2008, the Company realized tax benefits of $15.4 million, $8.6 million and $8.5 million, respectively, related to employee equity programs that were credited to additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. Differences are as follows:

	2010	2009	2008
Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit) and other, net	3%	3%	3%
	38%	38%	38%

The components of deferred income taxes at January 29, 2011 and January 30, 2010 are as follows:

($000)	2010	2009
Deferred Tax Assets
Deferred compensation	$32,131	$29,014
Deferred rent	11,003	11,094
Employee benefits	2,754	-
Accrued liabilities	27,309	20,275
California franchise taxes	8,493	5,399
Stock-based compensation	13,772	7,224
Other	9,406	9,995
	104,868	83,001
Deferred Tax Liabilities
Depreciation	(150,042)	(138,134)
Merchandise inventory	(21,046)	(24,652)
Employee benefits	-	(5,529)
Supplies	(8,266)	(7,811)
Prepaid expenses	(6,714)	(6,052)
	(186,068)	(182,178)
Net Deferred Tax Liabilities	$(81,200)	$(99,177)
Classified as:
Current net deferred tax asset (liability)	$10,003	$(2,894)
Long-term net deferred tax liability	(91,203)	(96,283)
Net Deferred Tax Liabilities	$(81,200)	$(99,177)

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest) at fiscal 2010, 2009, and 2008 are as follows:

($000)	2010	2009	2008
Unrecognized tax benefits - beginning of year	$33,349	$26,338	$23,218
Gross increases:
Tax positions in current period	8,957	7,314	4,695
Tax positions in prior period	4,343	2,308	3,658
Gross decreases:
Tax positions in prior periods	-	-	(1,115)
Lapse of statute limitations	(1,348)	(1,731)	(1,783)
Settlements	(1,311)	(880)	(2,335)
Unrecognized tax benefits - end of year	$43,990	$33,349	$26,338

At the end of fiscal 2010, 2009, and 2008, the reserves for unrecognized tax benefits (net of federal tax benefits) were $41.8 million, $33.6 million, and $26.0 million inclusive of $12.0 million, $10.0 million, and $6.5 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $35.0 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $1.1 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2007 through 2010. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2006 through 2010. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $8.2 million, $7.6 million, and $7.3 million in fiscal 2010, 2009, and 2008, respectively.

The Company also has an Incentive Compensation Plan which provides cash awards to key management and employees based on Company and individual performance.

The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $63.6 million and $50.7 million at January 29, 2011 and January 30, 2010, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $63.6 million and $50.7 million at January 29, 2011 and January 30, 2010, respectively, included in other long-term liabilities in the consolidated balance sheets.

In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $4.9 million and $3.9 million is included in accrued liabilities and other in the accompanying consolidated balance sheets as of January 29, 2011 and January 30, 2010, respectively.

Note H: Stockholders' Equity

Common stock. The Company repurchased 6.7 million, 7.4 million, and 9.3 million shares of common stock for aggregate purchase prices of approximately $375 million, $300 million, and $300 million in fiscal 2010, 2009, and 2008, respectively. In January 2011, the Company’s Board of Directors approved a new two-year $900 million stock repurchase program for fiscal 2011 and 2012, replacing the $375 million remaining under the prior two-year $750 million stock repurchase program approved in January 2010.

The following table summarizes the Company’s stock repurchase activity in fiscal 2010, 2009, and 2008:

	Shares repurchased	Average repurchase	Repurchased
Fiscal Year	(in millions)	price	(in millions)
2010	6.7	$ 55.72	$ 375
2009	7.4	$ 40.68	$ 300
2008	9.3	$ 32.09	$ 300

Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Dividends. In January 2011, the Company’s Board of Directors declared a quarterly cash dividend of $.22 per common share, payable on March 31, 2011. The Company’s Board of Directors declared quarterly cash dividends of $.16 per common share in January, May, August, and November 2010, cash dividends of $.11 per common share in January, May, August, and November 2009, and cash dividends of $.095 per common share in January, May, August, and November 2008.

2008 Equity Incentive Plan. In 2008, the Company’s stockholders approved the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 8.3 million shares of the Company’s common stock, of which 6.0 million shares can be issued as full value awards. The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of January 29, 2011, there were 4.4 million shares that remained available for grant under the 2008 Plan.

A summary of the stock option activity for fiscal 2010 is presented below.

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 30, 2010	2,773	$25.53
Granted	-	-
Exercised	(1,157)	25.55
Forfeited	(7)	22.15
Outstanding at January 29, 2011, all vested	1,609	$25.53	3.49	$64,266

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 29, 2011 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number of	Remaining	Exercise	Number of	Exercise
Exercise price range			shares	life	price	shares	price
$9.88	to	$24.47	552	2.02	$19.87	552	$19.87
24.54	to	28.61	617	4.22	27.48	617	27.48
28.62	to	34.37	440	4.30	29.88	440	29.88
$9.88	to	$34.37	1,609	3.49	$25.53	1,609	$25.53

A summary of the restricted stock activity for fiscal 2010 is presented below:

		Weighted
		average
	Number of	grant date
(000, except per share data)	shares	fair value
Unvested at January 30, 2010	2,568	$33.83
Awarded	800	44.22
Released	(471)	29.75
Forfeited	(62)	37.87
Unvested at January 29, 2011	2,835	$36.99

The market value of restricted shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years. The unamortized compensation expense at January 29, 2011 and January 30, 2010 was $56.8 million and $56.1 million, respectively, which is expected to be recognized over a weighted-average remaining period of 2.2 years. During fiscal 2010, 2009, and 2008, shares purchased by the Company for tax withholding totaled 175,000, 163,000, and 163,000 shares, respectively, and are considered treasury shares which are available for reissuance. As of January 29, 2011 and January 30, 2010, the Company held 1,466,000 and 1,291,000 shares of treasury stock, respectively. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2010 (or $65.46), was $185.6 million. A total of 4,385,000, 4,943,000, and 5,840,000 shares were available for new restricted stock awards at the end of fiscal 2010, 2009, and 2008, respectively.

Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during a performance period. If attained, the common stock then issued vests over the service period, generally three years from the date the performance award was granted. The Company issued 328,000, 396,000, and 192,000 shares in settlement of the fiscal 2010, 2009, and 2008 awards. The Company recognized $5.1 million, $4.0 million, and $1.5 million of expense related to performance share awards for fiscal 2010, 2009, and 2008, respectively.

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

During fiscal 2010, 2009, and 2008, employees purchased approximately 146,000, 166,000, and 188,000 shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $47.47, $34.75, and $27.89, respectively. Through January 29, 2011, approximately 9,240,000 shares had been issued under this plan and 760,000 shares remained available for future issuance.

Note I: Related Party Transactions

The Company has a consulting agreement with Norman Ferber, its Chairman of the Board of Directors, under which the Company pays him an annual consulting fee of $1.1 million in monthly installments through January 2014. In addition, the agreement provides for administrative support and health and other benefits for the individual and his dependents, which totaled approximately $0.2 million in fiscal 2010, 2009, and 2008, along with amounts to cover premiums through January 2014 on a life insurance policy with a death benefit of $2.0 million. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.

Note J: Litigation, Claims, and Assessments

Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law remains pending as of January 29, 2011.

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

Note K: Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2010 and 2009 is presented in the tables below.

Year ended January 29, 2011:

	Quarter Ended
			October 30,	January 29,
($000, except per share data)	May 1, 2010	July 31, 2010	2010	2011
Sales	$1,934,778	$1,911,760	$1,874,320	$2,145,242

Cost of goods sold	1,406,082	1,395,785	1,365,513	1,562,355
Selling, general and administrative	294,472	303,402	312,277	319,624
Interest expense, net	2,388	2,436	2,232	2,513
Total costs and expenses	1,702,942	1,701,623	1,680,022	1,884,492
Earnings before taxes	231,836	210,137	194,298	260,750
Provision for taxes on earnings	89,489	80,861	72,920	98,954
Net earnings	$142,347	$129,276	$121,378	$161,796

Earnings per share – basic1	$1.19	$1.09	$1.04	$1.40
Earnings per share – diluted1	$1.16	$1.07	$1.02	$1.37

Dividends declared per share on
common stock	$-	$0.16	$0.16	$0.38	²

¹ Quarterly EPS results may not equal full year amounts due to rounding.
² Includes $.16 per share dividend declared in November 2010 and $.22 per share dividend declared in January 2011.

Year ended January 30, 2010:

	Quarter Ended
		August 1,	October 31,	January 30,
($000, except per share data)	May 2, 2009	2009	2009	2010
Sales	$1,691,599	$1,768,636	$1,744,139	$1,979,839

Cost of goods sold	1,268,709	1,311,136	1,284,852	1,462,581
Selling, general and administrative	272,030	286,158	286,511	286,114
Interest expense, net	1,656	1,390	1,943	2,604
Total costs and expenses	1,542,395	1,598,684	1,573,306	1,751,299
Earnings before taxes	149,204	169,952	170,833	228,540
Provision for taxes on earnings	57,817	66,545	65,753	85,657
Net earnings	$91,387	$103,407	$105,080	$142,883

Earnings per share – basic1	$0.73	$0.84	$0.86	$1.18
Earnings per share – diluted1	$0.72	$0.82	$0.84	$1.16

Dividends declared per share on
common stock	$-	$0.11	$0.11	$0.27	²

¹ Quarterly EPS results may not equal full year amounts due to rounding.
² Includes $.11 per share dividend declared in November 2009 and $.16 per share dividend declared in January 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of January 29, 2011 and January 30, 2010, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 29, 2011. We also have audited the Company's internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
March 29, 2011

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2011.

Our internal control over financial reporting as of January 29, 2011 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 29, 2011, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 18, 2011 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” We have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Merchandising Officer, Chief Development Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller, Assistant Controller, Treasurer, Assistant Treasurer, Investor and Media Relations personnel, and other positions that may be designated by the Company. This Code of Ethics is posted on our corporate website (www.rossstores.com) under Corporate Governance in the Investors Section. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.

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

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 29, 2011:

	(a)		(c)
	Number of securities	(b)	Number of securities
	to be issued upon	Weighted average	remaining available for
	exercise of	exercise price per	future issuance
	outstanding options	share of outstanding	(excluding securities
Shares in (000s)	and rights	options and rights	reflected in column (a))1
Equity compensation
plans approved by
security holders	1,1422	$26.96	5,1453
Equity compensation
plans not approved by
security holders4	467	$22.03	-
Total	1,609	$25.53	5,145

1After approval by stockholders of the 2008 Equity Incentive Plan in May 2008, any shares remaining available for grant in the share reserves of the 2004 Equity Incentive Plan, 1992 Stock Option Plan, the 2000 Equity Plan, the 1991 Outside Directors Stock Option Plan and the 1988 Restricted Stock Plan were automatically canceled.
2Represents shares reserved for options granted under the prior 1992 Stock Option Plan, the prior 1991 Outside Directors Stock Option Plan, and the 2004 Equity Incentive Plan.
3Includes 760,000 shares reserved for issuance under the Employee Stock Purchase Plan and 4,385,000 shares reserved for issuance under the 2008 Equity Incentive Plan.
4Represents shares reserved for options granted under the prior 2000 Equity Incentive Plan, which was approved by the Company’s Board of Directors in March 2000.

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Items 404 and 407(a) of Regulation S-K are incorporated herein by reference to the section of the Proxy Statement entitled “Information Regarding Nominees and Incumbent Directors” including the captions “Audit Committee,” “Compensation Committee,” and “Nominating and Corporate Governance Committee,” and the section of the Proxy Statement entitled “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning principal accountant fees and services will appear in the Proxy Statement in the Ross Stores, Inc. Board of Directors Audit Committee Report under the caption “Summary of Audit, Audit-Related, Tax and All Other Fees.” Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following consolidated financial statements, schedules, and exhibits are filed as part of this report or are incorporated herein as indicated:

	1.	List of Consolidated Financial Statements.

The following consolidated financial statements are included herein under Item 8:

Consolidated Statements of Earnings for the years ended January 29, 2011, January 30, 2010, and January 31, 2009.

Consolidated Balance Sheets at January 29, 2011 and January 30, 2010.

Consolidated Statements of Stockholders' Equity for the years ended January 29, 2011, January 30, 2010, and January 31, 2009.

Consolidated Statements of Cash Flows for the years ended January 29, 2011, January 30, 2010, and January 31, 2009.

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

ROSS STORES, INC.
(Registrant)

Date: March 29, 2011	By:	/s/Michael Balmuth
Michael Balmuth
Vice Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael Balmuth	Vice Chairman and	March 29, 2011
Michael Balmuth	Chief Executive Officer, Director

/s/J. Call	Senior Vice President,	March 29, 2011
John G. Call	Chief Financial Officer and
Principal Accounting Officer

/s/Norman A. Ferber	Chairman of the Board, Director	March 29, 2011
Norman A. Ferber

/s/K. Gunnar Bjorklund	Director	March 29, 2011
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 29, 2011
Michael J. Bush

/s/Sharon D. Garrett	Director	March 29, 2011
Sharon D. Garrett

/s/G. Orban	Director	March 29, 2011
George P. Orban

/s/G. L. Quesnel	Director	March 29, 2011
Gregory L. Quesnel

/s/Donald H. Seiler	Director	March 29, 2011
Donald H. Seiler

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1
Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 1994.

4.1	Note Purchase Agreement dated October 17, 2006 incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2006.

10.1	Lease dated July 23, 2003 of Certain Property located in Perris, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2003.

10.2	Amended and Restated Revolving Credit Agreement dated March 31, 2004, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.3	Amendment No. 1 to Amended and Restated Revolving Credit Agreement dated July 28, 2006, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.4 - 10.77)

10.4	Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.5	Amendment to Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.6	Ross Stores, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.7	Fourth Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2000.

10.8	Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan dated November 20, 2007 incorporated by reference to Exhibit 10.6 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2008.

10.9	Fourth Amended and Restated Ross Stores, Inc. 1988 Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.10	Amended and Restated Ross Stores, Inc. 1991 Outside Directors Stock Option Plan, as amended through January 30, 2003, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2003.

10.11	Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.12	Ross Stores Executive Dental Plan, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.13	Ross Stores Second Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.14	Third Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan effective December 31, 2008.

10.15	Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 29, 2000.

10.16	Ross Stores, Inc. Second Amended and Restated Incentive Compensation Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 12, 2006.

10.17	Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 15, 2004.

10.18	First Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan, effective May 17, 2005, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.19	Second Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan effective March 22, 2007 incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.20	Form of Stock Option Agreement for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.21	Form of Restricted Stock Agreement for stock awards granted pursuant to the Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.22	Form of Stock Option Agreement for Non-Employee Directors for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.23	Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 14, 2008.

10.24	Form of Nonemployee Director Equity Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.25	Form of Nonemployee Director Equity Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.26	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.4 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.27	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.5 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.28	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.6 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.29	Form of Notice of Grant of Stock Option and Stock Option Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.7 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.30	Ross Stores, Inc. 2008 Equity Incentive Plan, as Amended Through March 18, 2009 incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.31	Ross Stores, Inc. Restricted Stock Agreement incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.32	Ross Stores, Inc. Restricted Stock Agreement for Nonemployee Director incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.33	Form of Performance Share Award Agreement incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.34	Ross Stores, Inc. Form of Notice of Grant and Performance Share Agreement incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.35	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. on May 1, 2010.

10.36	Form of Indemnity Agreement between Ross Stores, Inc. for Directors and Executive Officers, incorporated by reference to Exhibit 10.27 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.37	Form of Executive Employment Agreement between Ross Stores, Inc. and Executive Vice Presidents or Senior Vice Presidents, incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.38	Form of Executive Employment Agreement between Ross Stores, Inc. and Executive Vice Presidents or Senior Vice Presidents incorporated by reference to Exhibit 10.48 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009, and to Exhibit A-1 and Exhibit A-2 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.39	Form of Executive Employment Agreement between Ross Stores, Inc. and Executives incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.40	Form of Executive Employment Agreement between Ross Stores, Inc. and Executives., incorporated by reference to Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.41	Independent Contractor Consultancy Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.41 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.42	Retirement Benefit Package Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.42 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.43	Amendment to Independent Contractor Consultancy Agreement dated January 10, 2001 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 3, 2001.

10.44	Amendment #2 to the Independent Contractor Consultancy Agreement dated January 7, 2002 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.45	Third Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2003 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 of the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2003.

10.46	Fourth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2004 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.47	Fifth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2005 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.20 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.48	Sixth Amendment to the Independent Contractor Consultancy Agreement between Norman A. Ferber and Ross Stores, Inc. effective February 1, 2006, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2006.

10.49	Revised and Restated Sixth Amendment to the Independent Contractor Consultancy Agreement executed June 2007 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2007.

10.50	Seventh Amendment to the Independent Contractor Consultancy Agreement executed March 2008 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2008.

10.51	Amended and Restated Independent Contractor Consultancy Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2010.

10.52	Amended and Restated Retirement Benefit Package Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.48 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.53	Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.54	First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2003.

10.55	Second Amendment to the Employment Agreement effective May 18, 2005 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.56	Third Amendment to the Employment Agreement executed April 2007 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.8 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.57	Restated Third Amendment to the Employment Agreement executed December 29, 2008 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.42 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.58	Fourth Amendment to the Employment Agreement effective June 9, 2009 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.10 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2009, and to Exhibit A-1 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.59	Fifth Amendment to the Employment Agreement effective April 23, 2010 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.60	Employment Agreement effective January 3, 2005 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.36 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.61	First Amendment to the Employment Agreement effective October 1, 2005 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 29, 2005.

10.62	Employment Agreement executed April 2007 between Lisa Panattoni and Ross Stores, Inc. incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.63	First Amendment to the Employment Agreement effective December 31, 2008 between Lisa Panattoni and Ross Stores, Inc. incorporated by reference to Exhibit 10.52 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.64	Employment Agreement executed April 2009 between Lisa Panattoni and Ross Stores, Inc. incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009, and to Exhibit A-1 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.65	Executive Employment Agreement effective December 4, 2009 between Lisa Panattoni and Ross Stores, Inc., incorporated by reference to Exhibit 10.60 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 30, 2010, and to Exhibit A-1 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.66	Employment Agreement executed April 2007 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.67	First Amendment to the Employment Agreement executed April 2007 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.68	Second Amendment to the Employment Agreement effective December 31, 2008 between Barbara Rentler and Ross Stores, Inc. incorporated by reference to Exhibit 10.55 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.69	Employment Agreement executed April 2009 between Barbara Rentler and Ross Stores, Inc. incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009, and to Exhibit A-1 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.70	Executive Employment Agreement effective December 4, 2009 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.65 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 30, 2010, and to Exhibit A-1 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.71	Employment Agreement executed October 2007 between John G. Call and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended November 3, 2007.

10.72	First Amendment to the Employment Agreement effective December 31, 2008 between John G. Call and Ross Stores, Inc. incorporated by reference to Exhibit 10.58 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.73	Employment Agreement executed April 2009 between John G. Call and Ross Stores, Inc. incorporated by reference to Exhibit 10.9 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009, and to Exhibit A-2 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.74	Employment Agreement executed March 22, 2007 between Michael O’Sullivan and Ross Stores, Inc. incorporated by reference to Exhibit 10.59 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.75	First Amendment to the Employment Agreement effective December 31, 2008 between Michael O’Sullivan and Ross Stores, Inc. incorporated by reference to Exhibit 10.60 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.76	Employment Agreement executed April 2009 between Michael O’Sullivan and Ross Stores, Inc. incorporated by reference to Exhibit 10.8 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009, and to Exhibit A-2 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.77	Executive Employment Agreement effective December 4, 2009 between Michael O’Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.72 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 30, 2010, and to Exhibit A-2 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS¹	XBRL Instance Document

101.SCH¹	XBRL Taxonomy Extension Schema

101.CAL¹	XBRL Taxonomy Extension Calculation Linkbase

101.DEF¹	XBRL Taxonomy Extension Definition Linkbase

101.LAB¹	XBRL Taxonomy Extension Label Linkbase

101.PRE¹	XBRL Taxonomy Extension Presentation Linkbase

¹Furnished, not filed.