Form 10-Q
period 2011-04-30
ROSS STORES INC
filed 2011-06-08
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on May 19, 2011 was 116,956,306.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
	April 30,	May 1,
($000, except stores and per share data, unaudited)	2011	2010
Sales	$2,074,576	$1,934,778

Costs and Expenses
Costs of goods sold	1,481,206	1,406,082
Selling, general and administrative	309,160	294,472
Interest expense, net	2,495	2,388
Total costs and expenses	1,792,861	1,702,942

Earnings before taxes	281,715	231,836
Provision for taxes on earnings	108,742	89,489
Net earnings	$172,973	$142,347

Earnings per share
Basic	$1.51	$1.19
Diluted	$1.48	$1.16

Weighted average shares outstanding (000)
Basic	114,764	119,829
Diluted	116,773	122,332

Dividends
Cash dividends declared per share	$-	$-

Stores open at end of period	1,068	1,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	April 30,	January 29,	May 1,
($000, unaudited)	2011	2011	2010
Assets
Current Assets
Cash and cash equivalents	$671,005	$833,924	$823,652
Short-term investments	3,275	3,204	1,941
Accounts receivable	61,683	45,384	54,268
Merchandise inventory	1,172,716	1,086,917	908,065
Prepaid expenses and other	72,900	63,807	67,895
Current deferred income taxes, net	15,662	10,003	3,923
Total current assets	1,997,241	2,043,239	1,859,744
Property and Equipment
Land and buildings	241,184	241,138	240,381
Fixtures and equipment	1,281,902	1,258,707	1,205,234
Leasehold improvements	595,050	584,306	541,906
Construction-in-progress	85,609	69,237	21,345
Property at cost	2,203,745	2,153,388	2,008,866
Less accumulated depreciation and amortization	1,198,071	1,169,612	1,075,212
Property and equipment, net	1,005,674	983,776	933,654
Long-term investments	12,191	14,082	15,857
Other long-term assets	86,888	75,107	73,352
Total assets	$3,101,994	$3,116,204	$2,882,607
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$742,600	$767,455	$748,779
Accrued expenses and other	265,586	292,174	231,927
Accrued payroll and benefits	141,268	235,030	148,913
Income taxes payable	89,340	57,661	99,932
Total current liabilities	1,238,794	1,352,320	1,229,551
Long-term debt	150,000	150,000	150,000
Other long-term liabilities	200,575	189,989	185,375
Long-term deferred income taxes, net	106,519	91,203	88,328
Commitments and contingencies
Stockholders’ Equity
Common stock	1,171	1,181	1,223
Additional paid-in capital	759,048	740,726	704,982
Treasury stock	(59,245)	(46,408)	(43,640)
Accumulated other comprehensive income	485	488	198
Retained earnings	704,647	636,705	566,590
Total stockholders’ equity	1,406,106	1,332,692	1,229,353
Total liabilities and stockholders’ equity	$3,101,994	$3,116,204	$2,882,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 30,	May 1,
($000, unaudited)	2011	2010
Cash Flows From Operating Activities
Net earnings	$172,973	$142,347
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	39,934	39,844
Stock-based compensation	9,894	8,910
Deferred income taxes	9,657	(14,772)
Tax benefit from equity issuance	10,021	6,810
Excess tax benefit from stock-based compensation	(9,727)	(6,482)
Change in assets and liabilities:
Merchandise inventory	(85,799)	(35,567)
Other current assets	(25,392)	(19,311)
Accounts payable	1,120	110,149
Other current liabilities	(80,429)	(43,557)
Other long-term, net	(1,201)	810
Net cash provided by operating activities	41,051	189,181
Cash Flows From Investing Activities
Additions to property and equipment	(70,096)	(35,519)
Proceeds from investments	1,814	848
Net cash used in investing activities	(68,282)	(34,671)
Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	9,727	6,482
Proceeds from issuance of common stock related to stock plans	5,827	15,004
Treasury stock purchased	(12,837)	(6,776)
Repurchase of common stock	(112,500)	(94,298)
Dividends paid	(25,905)	(19,613)
Net cash used in financing activities	(135,688)	(99,201)
Net (decrease) increase in cash and cash equivalents	(162,919)	55,309
Cash and cash equivalents:
Beginning of period	833,924	768,343
End of period	$671,005	$823,652
Supplemental Cash Flow Disclosures
Interest paid	$-	$-
Income taxes paid	$54,705	$47,250
Non-Cash Investing Activities
(Decrease) increase in fair value of investment securities	$(4)	$44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three months ended April 30, 2011 and May 1, 2010
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of April 30, 2011 and May 1, 2010, and the results of operations and cash flows for the three month periods then ended. The Condensed Consolidated Balance Sheet as of January 29, 2011, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 29, 2011. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

The results of operations for the three month periods ended April 30, 2011 and May 1, 2010 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Total comprehensive income. The components of total comprehensive income for the three month periods ended April 30, 2011 and May 1, 2010 are as follows (in $000):

	Three Months Ended
	April 30, 2011	May 1, 2010
Net earnings	$172,973	$142,347
Change in unrealized (loss) gain on investments, net of taxes	(3)	28
Total comprehensive income	$172,970	$142,375

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value.

Sales Mix. The Company’s sales mix is shown below for the three month periods ended April 30, 2011 and May 1, 2010:

	Three Months Ended
	April 30, 2011	May 1, 2010
Ladies	31%	31%
Home accents and bed and bath	24%	23%
Shoes	14%	13%
Accessories, lingerie, fine jewelry, and fragrances	12%	12%
Men's	11%	12%
Children's	8%	9%
Total	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January 2011 the Company’s Board of Directors declared a quarterly cash dividend of $.22 per common share that was paid in March 2011. In January 2010 the Company’s Board of Directors declared a quarterly cash dividend of $.16 per common share that was paid in March 2010.

In May 2011, the Company’s Board of Directors declared a cash dividend of $.22 per common share, payable on June 30, 2011.

Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of gift cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s gift cards do not have expiration dates. Based upon historical redemption rates, a small percentage of gift cards will never be redeemed, which represents breakage. The Company recognizes income from gift card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant for the three month periods ended April 30, 2011 and May 1, 2010. Sales tax collected is not recognized as revenue and is included in accrued expenses and other.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law, remains pending as of April 30, 2011.

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

Note B: Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of April 30, 2011 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$7,170	$608	$(33)	$7,745	$-	$7,745
U.S. Government and agency
securities	6,589	80	-	6,669	2,809	3,860
Mortgage-backed securities	961	91	-	1,052	466	586
Total	$14,720	$779	$(33)	$15,466	$3,275	$12,191

The amortized cost and fair value of the Company’s available-for-sale securities as of January 29, 2011 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$7,465	$634	$(37)	$8,062	$300	$7,762
U.S. government and agency
securities	7,959	77	(5)	8,031	2,366	5,665
Mortgage-backed securities	1,111	82	-	1,193	538	655
Total	$16,535	$793	$(42)	$17,286	$3,204	$14,082

The amortized cost and fair value of the Company’s available-for-sale securities as of May 1, 2010 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Auction-rate securities	$1,050	$-	$(150)	$900	$-	$900
Corporate securities	9,352	583	(54)	9,881	1,016	8,865
U.S. Government and agency
securities	5,243	31	(178)	5,096	353	4,743
Mortgage-backed securities	1,849	75	(3)	1,921	572	1,349
Total	$17,494	$689	$(385)	$17,798	$1,941	$15,857

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

Assets measured at fair value at April 30, 2011 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	April 30,	assets	inputs	inputs
($000)	2011	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$7,745	$-	$7,745	$-
U.S. Government and agency securities	6,669	6,669	-	-
Mortgage-backed securities	1,052	-	1,052	-
Total assets measured at fair value	$15,466	$6,669	$8,797	$-

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

Assets measured at fair value at May 1, 2010 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	May 1,	assets	inputs	inputs
($000)	2010	(Level 1)	(Level 2)	(Level 3)
Auction-rate securities	$900	$-	$-	$900
Corporate securities	9,881	-	9,881	-
U.S. Government and agency securities	5,096	5,096	-	-
Mortgage-backed securities	1,921	-	1,921	-
Total assets measured at fair value	$17,798	$5,096	$11,802	$900

The maturities of investment securities at April 30, 2011 were:

		Estimated
($000)	Cost basis	fair value
Maturing in one year or less	$3,212	$3,275
Maturing after one year through five years	5,070	5,408
Maturing after five years through ten years	6,438	6,783
	$14,720	$15,466

The underlying assets in the Company’s non-qualified deferred compensation program totaling $72.7 million as of April 30, 2011 (included in other long-term assets and in other long-term liabilities) primarily consist of participant directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $62.9 million as of April 30, 2011. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $9.8 million as of April 30, 2011. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

Stock-based compensation. For the three month periods ended April 30, 2011 and May 1, 2010, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
	April 30,	May 1,
($000)	2011	2010
Performance awards	$4,074	$3,286
Restricted stock	5,478	4,979
Employee stock purchase plan and stock options	342	645
Total	$9,894	$8,910

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the three month periods ended April 30, 2011 and May 1, 2010 is as follows:

	Three Months Ended
	April 30,	May 1,
Statements of Earnings Classification ($000)	2011	2010
Cost of goods sold	$4,529	$4,094
Selling, general and administrative	5,365	4,816
Total	$9,894	$8,910

Restricted stock. The Company grants restricted shares to directors, officers and key employees. The market value of restricted shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years.

During the quarter ended April 30, 2011, shares purchased by the Company for tax withholding totaled approximately 183,000 shares and are considered treasury shares which are available for reissuance. As of April 30, 2011, shares subject to repurchase related to unvested restricted stock totaled 2.8 million shares.

		Weighted
		average
	Number of	grant date
(000, except per share data)	shares	fair value
Unvested at January 29, 2011	2,835	$36.99
Awarded	600	60.90
Released	(594)	34.03
Forfeited	-	-
Unvested at April 30, 2011	2,841	$42.66

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

The unamortized compensation expense for all plans at April 30, 2011 and May 1, 2010 was $80.0 million and $75.8 million, respectively, which is expected to be recognized over a weighted-average remaining period of 2.4 years.

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

Stock option activity. The following table summarizes stock option activity for the three month period ended April 30, 2011:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 29, 2011	1,609	$25.53
Granted	-	-
Exercised	(171)	22.66
Forfeited	(2)	19.54

Outstanding at April 30, 2011, all vested	1,436	$25.88	3.34	$68,658

No stock options were granted during the three month periods ended April 30, 2011 and May 1, 2010.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of April 30, 2011 (number of shares in thousands):

			Options outstanding			Options exercisable
			Number	Remaining	Exercise	Number	Exercise
Exercise price range			of shares	life	price	of shares	price
$11.71	to	$24.47	466	1.97	$20.77	466	$20.77
24.54	to	27.81	404	4.16	27.04	404	27.04
27.84	to	29.42	475	3.63	28.84	475	28.84
29.60	to	32.85	91	5.25	31.41	91	31.41
$11.71	to	$32.85	1,436	3.34	$25.88	1,436	$25.88

Note D: Earnings Per Share

Basic Earnings Per Share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options, and unvested shares of both performance and non-performance based awards of restricted stock.

For the three month period ended April 30, 2011 no shares were anti-dilutive. For the three month period ended May 1, 2010, approximately 82,400 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
		Effect of
		dilutive
		common
	Basic	stock	Diluted
Shares in (000s)	EPS	equivalents	EPS
April 30, 2011
Shares	114,764	2,009	116,773
Amount	$1.51	$(0.03)	$1.48

May 1, 2010
Shares	119,829	2,503	122,332
Amount	$1.19	$(0.03)	$1.16

Note E: Debt

The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of April 30, 2011 of approximately $173 million is estimated by obtaining comparable market quotes. The senior notes are subject to prepayment penalties for early payment of principal.

In March 2011, the Company entered into a new $600 million unsecured, revolving credit facility. This credit facility, which replaced the Company’s previous $600 million revolving credit facility, expires in March 2016 and contains a $300 million sublimit for issuance of standby letters of credit, of which $219.4 million was available at April 30, 2011. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. The Company had no borrowings outstanding under this facility as of April 30, 2011.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of April 30, 2011, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of April 30, 2011 and May 1, 2010, the reserves for unrecognized tax benefits (net of federal tax benefits) were $44.5 million and $35.4 million inclusive of $12.5 million and $10.8 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $37.7 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $1.3 million.

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

Note G: Warehouse Purchase

In April 2011, the Company purchased a 449,000 square foot warehouse for packaway storage in Riverside, California for $20.5 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of April 30, 2011 and May 1, 2010, and the related condensed consolidated statements of earnings and cash flows for the three-month periods then ended. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ross Stores, Inc. and subsidiaries as of January 29, 2011, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 8, 2011

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2010. All information is based on our fiscal calendar.

Overview

We are the second largest off-price apparel and home goods retailer in the United States. As of April 30, 2011, we operated 998 Ross Dress for Less® (“Ross”) locations in 27 states and Guam, and 70 dd’s DISCOUNTS® stores in six states. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions at everyday savings of 20 to 60 percent off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions at everyday savings of 20 to 70 percent off moderate department and discount store regular prices.

Results of Operations

The following table summarizes the financial results for the three month periods ended April 30, 2011 and May 1, 2010:

	Three Months Ended
	April 30, 2011	May 1, 2010
Sales
Sales (millions)	$2,075	$1,935
Sales growth	7.2%	14.4%
Comparable store sales growth	3%	10%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.4%	72.7%
Selling, general and administrative	14.9%	15.2%
Interest expense, net	0.1%	0.1%

Earnings before taxes (as a percent of sales)	13.6%	12.0%

Net earnings (as a percent of sales)	8.3%	7.4%

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

	Three Months Ended
	April 30, 2011	May 1, 2010
Stores at the beginning of the period	1,055	1,005
Stores opened in the period	16	17
Stores closed in the period	(3)	(1)
Stores at the end of the period	1,068	1,021

Sales. Sales for the three month period ended April 30, 2011 increased $139.8 million, or 7%, compared to the three month period ended May 1, 2010, due to the opening of 47 net new stores between May 1, 2010 and April 30, 2011 and a 3% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Our sales mix is shown below for the three month periods ended April 30, 2011 and May 1, 2010:

	Three Months Ended
	April 30, 2011	May 1, 2010
Ladies	31%	31%
Home accents and bed and bath	24%	23%
Shoes	14%	13%
Accessories, lingerie, fine jewelry, and fragrances	12%	12%
Men's	11%	12%
Children's	8%	9%
Total	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our processes and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three month period ended April 30, 2011, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended April 30, 2011 increased $75.1 million compared to the same period in the prior year mainly due to increased sales from the opening of 47 net new stores between May 1, 2010 and April 30, 2011 and a 3% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended April 30, 2011 decreased approximately 130 basis points from the same period in the prior year. This improvement was driven primarily by a 95 basis point increase in merchandise gross margin, which included a 15 basis point benefit from a lower shortage accrual. In addition, occupancy expense improved by approximately 25 basis points, distribution costs declined by about 20 basis points, and buying and incentive costs decreased by approximately 15 basis points compared to the prior year period. These favorable trends were partially offset by a 25 basis point increase in freight costs.

We cannot be sure that the gross profit margins realized for the three month period ended April 30, 2011 will continue in the future.

Selling, general and administrative expenses. For the three month period ended April 30, 2011, selling, general and administrative expenses increased $14.7 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 47 net new stores between May 1, 2010 and April 30, 2011.

Selling, general and administrative expenses as a percentage of sales for the three month period ended April 30, 2011 decreased by approximately 30 basis points over the same period in the prior year primarily due to leverage on both store operating costs and general and administrative expenses from increases in comparable store sales.

Interest expense, net. Net interest expense increased for the three month period ended April 30, 2011 by approximately $0.1 million compared to the same period in the prior year primarily due to lower investment income.

Taxes on earnings. Our effective tax rate for the three month periods ended April 30, 2011 and May 1, 2010 was approximately 39%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is affected by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2011 will be approximately 38%.

Earnings per share. Diluted earnings per share for the three month period ended April 30, 2011 was $1.48 compared to $1.16 in the prior year period. The 28% increase in diluted earnings per share is attributable to a 22% increase in net earnings and a 5% reduction in weighted average diluted shares outstanding largely due to the stock buyback program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are existing cash balances, cash flows from operations, and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, rent, taxes, capital expenditures in connection with opening new stores, and investments in distribution centers and information systems. We also use cash to repurchase stock under our stock buyback program and to pay dividends.

	Three Months Ended
($000)	April 30, 2011	May 1, 2010
Cash flows provided by operating activities	$41,051	$189,181
Cash flows used in investing activities	(68,282)	(34,671)
Cash flows used in financing activities	(135,688)	(99,201)
Net (decrease) increase in cash and cash equivalents	$(162,919)	$55,309

Operating Activities

Net cash provided by operating activities was $41.1 million for the three month period ended April 30, 2011 compared to $189.2 million for the three month period ended May 1, 2010. The primary sources of cash provided by operating activities for the three month periods ended April 30, 2011 and May 1, 2010 were net earnings plus non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The decrease in cash flow from operating activities for the three month period ended April 30, 2011, compared to the prior year, was primarily due to cash used to purchase additional packaway inventory.

Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than a semi-annual selling season.

We expect to continue to take advantage of packaway inventory opportunities to deliver bargains to our customers. As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling opportunities in the marketplace. Changes in packaway inventory levels impact our operating cash flow. At the end of the 2011 first quarter, packaway inventory increased to 48% of total inventory from 47% at the end of fiscal 2010. At the end of the 2010 first quarter, packaway inventory decreased to 33% of inventory from 38% at the end of fiscal 2009.

We do not believe that fluctuations in our packaway inventory levels will have a material impact on our overall liquidity.

Accounts payable leverage (defined as accounts payable divided by merchandise inventory) decreased from 71% as of January 29, 2011 to 63% as of April 30, 2011 as a result of higher packaway inventory.

The change in total merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of approximately $85 million for the three months ended April 30, 2011 compared to a source of cash of approximately $75 million for the three months ended May 1, 2010.

Investing Activities

Our capital expenditures were approximately $70.1 million and $35.5 million, for the three month periods ended April 30, 2011 and May 1, 2010, respectively. Our capital expenditures included costs of fixtures and leasehold improvements to open new stores and costs to implement information technology systems, build or expand distribution centers, and various other expenditures related to our stores, buying, and corporate offices. We opened 16 and 17 new stores during the three month periods ended April 30, 2011 and May 1, 2010, respectively.

In April 2011, we purchased a 449,000 square foot warehouse for packaway storage in Riverside, California for $20.5 million.

We are forecasting approximately $380 million to $390 million in capital expenditures in fiscal year 2011 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings, equipment and systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with available cash and cash flows from operations.

Financing Activities

For the three month periods ended April 30, 2011 and May 1, 2010, our liquidity and capital requirements were provided by available cash and cash flows from operations. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own one distribution center in each of the following cities: Carlisle, Pennsylvania; Moreno Valley, California; and Fort Mill, South Carolina, and two warehouse facilities, one in Fort Mill, South Carolina and the other in Riverside, California.

In January 2011, our Board of Directors approved a new two-year $900 million stock repurchase program for fiscal 2011 and 2012, replacing the $375 million remaining under the prior two-year $750 million stock repurchase program approved in January 2010. We repurchased 1.6 million shares of common stock for an aggregate purchase price of approximately $112.5 million during the three month period ended April 30, 2011. We repurchased 1.8 million shares of common stock for approximately $94.3 million during the three month period ended May 1, 2010.

For the three month periods ended April 30, 2011 and May 1, 2010, we paid dividends of $25.9 million and $19.6 million, respectively.

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

In March 2011 we entered into a new $600 million unsecured, revolving credit facility. This credit facility, which replaced our previous $600 million revolving credit facility, expires in March 2016. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. As of April 30, 2011, our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of April 30, 2011:

	Less than	1 - 3	3 - 5	After 5
($000)	One Year	Years	Years	Years	Total¹
Senior notes	$-	$-	$-	$150,000	$150,000
Interest payment obligations	9,667	19,335	19,335	40,528	88,865
Operating leases:
Rent obligations	352,233	691,156	487,291	453,358	1,984,038
Synthetic leases	5,291	4,941	-	-	10,232
Other synthetic lease obligations	1,322	56,499	-	-	57,821
Purchase obligations	1,376,478	7,453	-	-	1,383,931
Total contractual obligations	$1,744,991	$779,384	$506,626	$643,886	$3,674,887

1We have a $44.5 million liability for unrecognized tax benefits that is included in other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of April 30, 2011, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We lease our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

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

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. As of April 30, 2011, we have accrued approximately $4.6 million related to an estimated shortfall in the residual value guarantee recorded in accrued expenses and other in the accompanying consolidated balance sheets. The synthetic lease agreement includes a prepayment penalty for early payoff of the lease. Our contractual obligation of $56 million is included in Other synthetic lease obligations in the above table.

We have also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of April 30, 2011, we have approximately $2.2 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

We lease three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2013 and 2014. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2013. We also own a 423,000 square foot warehouse in Fort Mill, South Carolina and a 449,000 square foot warehouse in Riverside, California. All five of these warehouses are used to store our packaway inventory. We also lease a 10-acre parcel that has been developed for trailer parking adjacent to our Perris distribution center.

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

Purchase obligations. As of April 30, 2011 we had purchase obligations of approximately $1,384 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,317 million represent purchase obligations of less than one year as of April 30, 2011.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at April 30, 2011:

	Amount of Commitment Expiration Per Period
	Less than 1				Total amount
($000)	year	1 - 3 years	3 - 5 years	After 5 years	committed
Revolving credit facility	$-	$-	$600,000	$-	$600,000
Total commercial commitments	$-	$-	$600,000	$-	$600,000

For additional information relating to this credit facility, refer to note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. In March 2011 we entered into a new $600 million unsecured, revolving credit facility replacing our previous $600 million revolving credit facility. This new facility with our banks, expires in March 2016 and contains a $300 million sublimit for issuance of standby letters of credit, of which $219.4 million was available at April 30, 2011. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of April 30, 2011 we had no borrowings outstanding under this facility and were in compliance with the covenants.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of April 30, 2011 we were in compliance with these covenants.

Standby letters of credit. We use standby letters of credit to collateralize certain self-insured obligations. We had $80.6 million and $83.3 million in standby letters of credit outstanding at April 30, 2011 and May 1, 2010, respectively.

Trade letters of credit. We had $41.3 million and $40.1 million in trade letters of credit outstanding at April 30, 2011 and May 1, 2010, respectively.

Dividends. In May 2011, our Board of Directors declared a cash dividend of $.22 per common share, payable on June 30, 2011.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2011, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 29, 2011.

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

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of April 30, 2011.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of April 30, 2011, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we issued notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of April 30, 2011 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not materially impact our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended April 30, 2011. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our first fiscal quarter of 2011, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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
  The impact from the macro-economic environment and financial and credit markets including but not limited to interest rates, recession, inflation, deflation, energy costs, tax rates and policy, unemployment trends, and fluctuating commodity costs.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2011 is as follows:

				Maximum number (or
			Total number of	approximate dollar
	Total		shares (or units)	value) of shares (or
	number of	Average	purchased as part	units) that may yet be
	shares (or	price paid	of publicly	purchased under the
	units)	per share	announced plans or	plans or programs
Period	purchased1	(or unit)	programs	($000)2
February	520,779	$70.68	518,136	$863,400
(1/30/2011-2/26/2011)

March	639,444	$70.13	557,740	$824,100
(2/27/2011-4/2/2011)

April	609,005	$71.73	509,997	$787,500
(4/3/2011-4/30/2011)

Total	1,769,228	$70.84	1,585,873	$787,500

1We purchased 183,355 of these shares during the quarter ended April 30, 2011 from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2In January 2011 our Board of Directors approved a new two-year $900 million stock repurchase program for fiscal 2011 and 2012.

ITEM 6. EXHIBITS

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date: June 8, 2011	By:	/s/ J. Call
John G. Call
Senior Vice President, Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amended By-laws, dated August 25, 1994, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores for its quarter ended July 30, 1994.

10.1	Revolving Credit Agreement dated March 3, 2011.

10.2	Forms of Executive Employment Agreement between Ross Stores, Inc. and Executives.

10.3	Executive Employment Agreement effective March 16, 2011 between Barbara Rentler and Ross Stores, Inc.

10.4	Executive Employment Agreement effective March 16, 2011 between James Fassio and Ross Stores, Inc.

10.5	Executive Employment Agreement effective March 16, 2011 between Michael O’Sullivan and Ross Stores, Inc.

10.6	Executive Employment Agreement effective March 16, 2011 between John Call and Ross Stores, Inc.

10.7	Third Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan effective December 31, 2008.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 8, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS¹	XBRL Instance Document

101.SCH¹	XBRL Taxonomy Extension Schema

101.CAL¹	XBRL Taxonomy Extension Calculation Linkbase

101.DEF¹	XBRL Taxonomy Extension Definition Linkbase

101.LAB¹	XBRL Taxonomy Extension Label Linkbase

101.PRE¹	XBRL Taxonomy Extension Presentation Linkbase

¹Furnished, not filed.