Form 10-Q
period 2011-07-30
ROSS STORES INC
filed 2011-09-07
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on August 18, 2011 was 115,598,812.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
($000, except stores and per share data, unaudited)	2011	2010	2011	2010
Sales	$2,089,410	$1,911,760	$4,163,986	$3,846,538

Costs and Expenses
Costs of goods sold	1,524,307	1,395,785	3,005,513	2,801,867
Selling, general and administrative	320,885	303,402	630,045	597,874
Interest expense, net	2,569	2,436	5,064	4,824
Total costs and expenses	1,847,761	1,701,623	3,640,622	3,404,565

Earnings before taxes	241,649	210,137	523,364	441,973
Provision for taxes on earnings	93,373	80,861	202,115	170,350
Net earnings	$148,276	$129,276	$321,249	$271,623

Earnings per share
Basic	$1.30	$1.09	$2.81	$2.28
Diluted	$1.28	$1.07	$2.76	$2.24

Weighted average shares outstanding (000)
Basic	113,652	118,615	114,208	119,222
Diluted	115,588	120,562	116,204	121,243

Dividends
Cash dividends declared per share	$0.22	$0.16	$0.22	$0.16

Stores open at end of period	1,091	1,036	1,091	1,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	July 30,	January 29,	July 31,
($000, unaudited)	2011	2011	2010
Assets
Current Assets
Cash and cash equivalents	$512,716	$833,924	$772,671
Short-term investments	959	3,204	2,491
Accounts receivable	57,943	45,384	53,079
Merchandise inventory	1,189,523	1,086,917	915,704
Prepaid expenses and other	93,358	63,807	66,653
Current deferred income taxes, net	15,363	10,003	4,249
Total current assets	1,869,862	2,043,239	1,814,847

Property and Equipment
Land and buildings	261,937	241,138	240,706
Fixtures and equipment	1,299,867	1,258,707	1,221,915
Leasehold improvements	608,895	584,306	548,813
Construction-in-progress	102,051	69,237	41,143
Property at cost	2,272,750	2,153,388	2,052,577
Less accumulated depreciation and amortization	1,230,071	1,169,612	1,107,242
Property and equipment, net	1,042,679	983,776	945,335

Long-term investments	6,243	14,082	18,535
Other long-term assets	136,491	75,107	72,146
Total assets	$3,055,275	$3,116,204	$2,850,863

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$709,143	$767,455	$745,461
Accrued expenses and other	270,636	292,174	244,460
Accrued payroll and benefits	184,952	235,030	181,611
Income taxes payable	-	57,661	8,070
Total current liabilities	1,164,731	1,352,320	1,179,602

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	198,234	189,989	184,324
Long-term deferred income taxes, net	116,381	91,203	80,088

Commitments and contingencies

Stockholders’ Equity
Common stock	1,158	1,181	1,207
Additional paid-in capital	767,907	740,726	713,750
Treasury stock	(60,565)	(46,408)	(44,306)
Accumulated other comprehensive income	571	488	562
Retained earnings	716,858	636,705	585,636
Total stockholders’ equity	1,425,929	1,332,692	1,256,849
Total liabilities and stockholders’ equity	$3,055,275	$3,116,204	$2,850,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	July 30,	July 31,
($000, unaudited)	2011	2010
Cash Flows From Operating Activities
Net earnings	$321,249	$271,623
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	77,416	80,161
Stock-based compensation	19,280	18,253
Deferred income taxes	19,818	(23,337)
Tax benefit from equity issuance	12,336	8,801
Excess tax benefit from stock-based compensation	(11,829)	(8,597)
Change in assets and liabilities:
Merchandise inventory	(102,606)	(43,206)
Other current assets	(22,264)	(16,880)
Accounts payable	(32,338)	106,831
Other current liabilities	(119,906)	(89,771)
Other long-term, net	509	959
Net cash provided by operating activities	161,665	304,837

Cash Flows From Investing Activities
Additions to property and equipment	(145,720)	(88,122)
Increase in restricted cash and investments	(73,465)	-
Purchases of investments	-	(6,842)
Proceeds from investments	10,168	5,020
Net cash used in investing activities	(209,017)	(89,944)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	11,829	8,597
Proceeds from issuance of common stock related to stock plans	10,322	20,366
Treasury stock purchased	(14,157)	(7,442)
Repurchase of common stock	(230,227)	(192,982)
Dividends paid	(51,623)	(39,104)
Net cash used in financing activities	(273,856)	(210,565)

Net (decrease) increase in cash and cash equivalents	(321,208)	4,328

Cash and cash equivalents:
Beginning of period	833,924	768,343
End of period	$512,716	$772,671

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$225,265	$225,628

Non-Cash Investing Activities
Increase in fair value of investment securities	$128	$604

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended July 30, 2011 and July 31, 2010
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of July 30, 2011 and July 31, 2010, the results of operations for the three and six month periods ended July 30, 2011 and July 31, 2010, and cash flows for the six month periods ended July 30, 2011 and July 31, 2010. The Condensed Consolidated Balance Sheet as of January 29, 2011, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations for the three and six month periods ended July 30, 2011 and July 31, 2010 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. In July 2011, the Company transferred $73.5 million of cash, cash equivalents, and investments into restricted accounts to serve as collateral for the Company’s insurance obligations, which were previously secured by unsecured letters of credit. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. As of July 30, 2011, the Company had cash and cash equivalents of $67.0 million and investments of $6.5 million in restricted accounts. As of July 30, 2011 restricted cash, cash equivalents, and investments of $19.8 million and $53.7 million were included in other current assets and other long-term assets, respectively, in the Condensed Consolidated Balance Sheet. The categorization between current and long-term is based on the timing of expected payments of the secured insurance obligations.

Total comprehensive income. The components of total comprehensive income for the three and six month periods ended July 30, 2011 and July 31, 2010 are as follows (in $000):

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net earnings	$148,276	$129,276	$321,249	$271,623
Increase in unrealized gain on investments,
net of taxes	86	364	83	392
Total comprehensive income	$148,362	$129,640	$321,332	$272,015

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. Cash and cash equivalents were $512.7 million, $833.9 million, and $772.7 million at July 30, 2011, January 29, 2011, and July 31, 2010, respectively, and include money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Sales Mix. The Company’s sales mix is shown below for the three and six month periods ended July 30, 2011 and July 31, 2010:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Ladies	31%	32%	31%	32%
Home accents and bed and bath	24%	24%	24%	24%
Shoes	13%	12%	13%	13%
Men's	13%	13%	12%	12%
Accessories, lingerie, fine jewelry, and fragrances	12%	11%	12%	11%
Children's	7%	8%	8%	8%
Total	100%	100%	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January and May 2011 the Company’s Board of Directors declared a quarterly cash dividend of $.22 per common share that was paid in March and June 2011, respectively. In January, May, August, and November 2010, the Company’s Board of Directors declared a quarterly cash dividend of $.16 per common share that was paid in March, June, September, and December 2010, respectively.

In August 2011, the Company’s Board of Directors declared a cash dividend of $.22 per common share, payable on September 30, 2011.

Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of gift cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s gift cards do not have expiration dates. Based upon historical redemption rates, a small percentage of gift cards will never be redeemed, which represents breakage. The Company recognizes income from gift card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant for the three and six month periods ended July 30, 2011 and July 31, 2010. Sales tax collected is not recognized as revenue and is included in accrued expenses and other.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law, remains pending as of July 30, 2011.

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

Note B: Investments and Restricted Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of July 30, 2011 were:

($000)	Amortized	Unrealized	Unrealized
Investments	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$5,818	$532	$(52)	$6,298	$622	$5,676
Mortgage-backed securities	858	46	-	904	337	567
Total investments	6,676	578	(52)	7,202	959	6,243

Restricted Investments
Corporate securities	1,355	117	-	1,472	-	1,472
U.S. government and agency
securities	4,782	237	-	5,019	1,004	4,015
Total restricted investments	6,137	354	-	6,491	1,004	5,487

Total	$12,813	$932	$(52)	$13,693	$1,963	$11,730

The amortized cost and fair value of the Company’s available-for-sale securities as of January 29, 2011 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$7,465	$634	$(37)	$8,062	$300	$7,762
U.S. government and agency
securities	7,959	77	(5)	8,031	2,366	5,665
Mortgage-backed securities	1,111	82	-	1,193	538	655
Total	$16,535	$793	$(42)	$17,286	$3,204	$14,082

The amortized cost and fair value of the Company’s available-for-sale securities as of July 31, 2010 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$8,157	$681	$(54)	$8,784	$1,009	$7,775
U.S. Government and agency
securities	10,572	174	(2)	10,744	352	10,392
Mortgage-backed securities	1,433	65	-	1,498	1,130	368
Total	$20,162	$920	$(56)	$21,026	$2,491	$18,535

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

Investments and restricted investments measured at fair value at July 30, 2011 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
($000)	July 30,	assets	inputs	inputs
Investments	2011	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$6,298	$-	$6,298	$-
Mortgage-backed securities	904	-	904	-
Total investments	7,202	-	7,202	-

Restricted Investments
Corporate securities	1,472	-	1,472	-
U.S. government and agency securities	5,019	5,019	-	-
Total restricted investments	6,491	5,019	1,472	-

Total	$13,693	$5,019	$8,674	$-

Investments measured at fair value at January 29, 2011 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	January 29,	assets	inputs	inputs
($000)	2011	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$8,062	$-	$8,062	$-
U.S. government and agency securities	8,031	8,031	-	-
Mortgage-backed securities	1,193	-	1,193	-
Total	$17,286	$8,031	$9,255	$-

Investments measured at fair value at July 31, 2010 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	July 31,	assets	inputs	inputs
($000)	2010	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$8,784	$-	$8,784	$-
U.S. Government and agency securities	10,744	10,744	-	-
Mortgage-backed securities	1,498	-	1,498	-
Total	$21,026	$10,744	$10,282	$-

The maturities of investment securities at July 30, 2011 were:

	Investments		Restricted Investments
		Estimated		Estimated
($000)	Cost basis	fair value	Cost basis	fair value
Maturing in one year or less	$915	$959	$1,002	$1,004
Maturing after one year through five years	3,183	3,277	1,499	1,622
Maturing after five years through ten years	2,578	2,966	3,636	3,865
	$6,676	$7,202	$6,137	$6,491

The underlying assets in the Company’s non-qualified deferred compensation program totaling $69.0 million as of July 30, 2011 (included in other long-term assets and in other long-term liabilities) primarily consist of participant directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $59.3 million as of July 30, 2011. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $9.7 million as of July 30, 2011. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

Stock-based compensation. For the three and six month periods ended July 30, 2011 and July 31, 2010, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
($000)	2011	2010	2011	2010
Restricted stock	$4,957	$5,743	$10,434	$10,723
Performance awards	4,068	2,966	8,142	6,252
ESPP and stock options	361	634	704	1,278
Total	$9,386	$9,343	$19,280	$18,253

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and six month periods ended July 30, 2011 and July 31, 2010 is as follows:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
Statements of Earnings Classification ($000)	2011	2010	2011	2010
Cost of goods sold	$3,628	$4,124	$8,156	$8,218
Selling, general and administrative	5,758	5,219	11,124	10,035
Total	$9,386	$9,343	$19,280	$18,253

Restricted stock. The Company grants restricted shares to directors, officers and key employees. The market value of restricted shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years.

During the quarter ended July 30, 2011, shares purchased by the Company for tax withholding totaled approximately 200,000 shares and are considered treasury shares which are available for reissuance. As of July 30, 2011, shares subject to repurchase related to unvested restricted stock totaled 2.8 million shares.

		Weighted
		average
	Number of	grant date
(000, except per share data)	shares	fair value
Unvested at January 29, 2011	2,835	$36.99
Awarded	739	64.43
Released	(647)	34.16
Forfeited	(84)	40.30

Unvested at July 30, 2011	2,843	$44.67

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

The unamortized compensation expense for all plans at July 30, 2011, January 29, 2011, and July 31, 2010 was $80.3 million, $56.8 million and $69.9 million, respectively, which is expected to be recognized over a weighted-average remaining period of 2.3 years.

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

Stock option activity. The following table summarizes stock option activity for the six month period ended July 30, 2011:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 29, 2011	1,609	$25.53
Granted	-	-
Exercised	(279)	22.72
Forfeited	(3)	21.95

Outstanding at July 30, 2011, all vested	1,327	$26.13	3.16	$65,893

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of July 30, 2011 (number of shares in thousands):

			Options outstanding and exercisable
			Number	Remaining	Exercise
Exercise price range			of shares	life	price
$14.78	to	$24.47	415	1.84	$21.27
24.54	to	27.81	375	3.95	27.07
27.84	to	29.18	342	3.63	28.64
29.19	to	32.85	195	3.63	30.21
$14.78	to	$32.85	1,327	3.16	$26.13

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

For the three and six month periods ended July 30, 2011, approximately 400 and 41,000 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented. For the three and six month periods ended July 31, 2010, approximately 400 and 600 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
		Effect of			Effect of
		Dilutive			Dilutive
		Common			Common
	Basic	Stock	Diluted	Basic	Stock	Diluted
Shares in (000s)	EPS	Equivalents	EPS	EPS	Equivalents	EPS
July 30, 2011
Shares	113,652	1,936	115,588	114,208	1,996	116,204
Amount	$1.30	$(0.02)	$1.28	$2.81	$(0.05)	$2.76

July 31, 2010
Shares	118,615	1,947	120,562	119,222	2,021	121,243
Amount	$1.09	$(0.02)	$1.07	$2.28	$(0.04)	$2.24

Note E: Debt

The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of July 30, 2011 of approximately $180 million is estimated by obtaining comparable market quotes. The senior notes are subject to prepayment penalties for early payment of principal.

In March 2011, the Company entered into a new $600 million unsecured, revolving credit facility. This credit facility, which replaced the Company’s previous $600 million revolving credit facility, expires in March 2016, and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. The Company had no borrowings outstanding or letters of credit issued under this facility as of July 30, 2011.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of July 30, 2011, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of July 30, 2011 and July 31, 2010, the reserves for unrecognized tax benefits (net of federal tax benefits) were $46.6 million and $36.5 million inclusive of $13.3 million and $11.0 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $39.9 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Note H: Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures required for fair value measurements. ASU 2011-04 is to be applied prospectively and is effective for the Company in fiscal 2012. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively and is effective for the Company in fiscal 2012. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial position or results of operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of July 30, 2011 and July 31, 2010, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended July 30, 2011 and July 31, 2010, and of cash flows for the six-month periods ended July 30, 2011 and July 31, 2010. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
September 7, 2011

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

Overview

Ross Stores, Inc. operates two chains -- Ross Dress for Less® (“Ross”) and dd's DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,013 locations in 27 states and Guam. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. We also operate 78 dd's DISCOUNTS locations in six states that feature a more moderately-priced assortment of first quality, in-season, name brand apparel, accessories, footwear and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Results of Operations

The following table summarizes the financial results for the three and six month periods ended July 30, 2011 and July 31, 2010:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Sales
Sales (millions)	$2,089	$1,912	$4,164	$3,847
Sales growth	9.3%	8.1%	8.3%	11.2%
Comparable store sales growth	5%	4%	4%	7%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.9%	73.0%	72.2%	72.8%
Selling, general and administrative	15.4%	15.9%	15.1%	15.6%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Earnings before taxes (as a percent of sales)	11.6%	11.0%	12.6%	11.5%

Net earnings (as a percent of sales)	7.1%	6.8%	7.7%	7.1%

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

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Stores at the beginning of the period	1,068	1,021	1,055	1,005
Stores opened in the period	25	17	41	34
Stores closed in the period	(2)	(2)	(5)	(3)
Stores at the end of the period	1,091	1,036	1,091	1,036

Sales. Sales for the three month period ended July 30, 2011 increased $177.6 million, or 9%, compared to the three month period ended July 31, 2010, due to the opening of 55 net new stores between July 31, 2010 and July 30, 2011 and a 5% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months) on top of a 4% gain in the prior year.

Sales for the six month period ended July 30, 2011 increased $317.4 million, or 8%, compared to the six month period ended July 31, 2010, due to the opening of 55 net new stores between July 31, 2010 and July 30, 2011 and an increase in comparable store sales of 4% on top of a 7% gain in the prior year.

Our sales mix is shown below for the three and six month periods ended July 30, 2011 and July 31, 2010:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Ladies	31%	32%	31%	32%
Home accents and bed and bath	24%	24%	24%	24%
Shoes	13%	12%	13%	13%
Men's	13%	13%	12%	12%
Accessories, lingerie, fine jewelry, and fragrances	12%	11%	12%	11%
Children's	7%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our processes and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and six month periods ended July 30, 2011, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and six month periods ended July 30, 2011 increased $128.5 million and $203.6 million compared to the same period in the prior year mainly due to increased sales from the opening of 55 net new stores between July 31, 2010 and July 30, 2011 and a 5% and 4% increase in comparable store sales, respectively.

Cost of goods sold as a percentage of sales for the three month period ended July 30, 2011 decreased approximately 5 basis points from the same period in the prior year. This improvement was driven primarily by a 45 basis point increase in merchandise gross margin mainly due to fewer markdowns resulting from above plan sales and faster inventory turns. The merchandise gross margin improvement includes a 15 basis point benefit from a lower shortage accrual. The quarter also benefited from 15 basis points of leverage on occupancy expenses. These favorable trends were partially offset by an increase of distribution expenses of about 45 basis points reflecting year-over-year timing differences in packaway-related processing costs and a 10 basis point increase in freight.

Cost of goods sold as a percentage of sales for the six month period ended July 30, 2011 decreased approximately 65 basis points from the same period in the prior year. This improvement was driven primarily by a 65 basis point increase in merchandise gross margin mainly due to fewer markdowns resulting from above plan sales and faster inventory turns. The merchandise gross margin improvement includes a 15 basis point benefit from a lower shortage accrual. In addition, occupancy expenses and buying and incentive costs levered by about 20 basis points and 5 basis points, respectively. These favorable trends were partially offset by both higher freight and distribution costs equal to approximately 15 basis points and 10 basis points, respectively.

We cannot be sure that the gross profit margins realized for the three and six month periods ended July 30, 2011 will continue in the future.

Selling, general and administrative expenses. For the three and six month periods ended July 30, 2011, selling, general and administrative expenses increased $17.5 million and $32.2 million, respectively, compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 55 net new stores between July 31, 2010 and July 30, 2011.

Selling, general and administrative expenses as a percentage of sales for the three month period ended July 30, 2011 decreased by approximately 50 basis points over the same period in the prior year due to leverage on both store operating costs and general and administrative expenses from increases in comparable store sales.

Selling, general and administrative expenses as a percentage of sales for the six month period ended July 30, 2011 decreased by approximately 40 basis points over the same period in the prior year primarily due to leverage on both store operating costs and general and administrative expenses from increases in comparable store sales.

Interest expense, net. Net interest expense remained flat for the three and six month periods ended July 30, 2011 compared to the same period in the prior year.

Taxes on earnings. Our effective tax rate for the three month periods ended July 30, 2011 and July 31, 2010 was approximately 39% and 38%, respectively, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. Our effective tax rate for the six month periods ended July 30, 2011 and July 31, 2010 was approximately 39%. The effective rate is affected by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2011 will be approximately 38%.

Earnings per share. Diluted earnings per share for the three month period ended July 30, 2011 was $1.28 compared to $1.07 in the prior year period. The 20% increase in diluted earnings per share is attributable to a 15% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share for the six month period ended July 30, 2011 was $2.76 compared to $2.24 in the prior year period. The 23% increase in diluted earnings per share is attributable to a 18% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding largely due to the stock buyback program.

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

	Six Months Ended
($000)	July 30, 2011	July 31, 2010
Cash flows provided by operating activities	$161,665	$304,837
Cash flows used in investing activities	(209,017)	(89,944)
Cash flows used in financing activities	(273,856)	(210,565)
Net (decrease) increase in cash and cash equivalents	$(321,208)	$4,328

Operating Activities

Net cash provided by operating activities was $161.7 million for the six month period ended July 30, 2011 compared to $304.8 million for the six month period ended July 31, 2010. The primary sources of cash provided by operating activities for the six month periods ended July 30, 2011 and July 31, 2010 were net earnings plus non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The decrease in cash flow from operating activities for the six month period ended July 30, 2011, compared to the prior year, was primarily due to cash used to purchase additional packaway inventory. We expect to continue to take advantage of packaway inventory opportunities to deliver bargains to our customers. As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling opportunities in the marketplace.

Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months.

Changes in packaway inventory levels impact our operating cash flow. At the end of the 2011 second quarter, packaway inventory increased to 49% of total inventory from 47% at the end of fiscal 2010. At the end of the 2010 second quarter, packaway inventory decreased to 37% of inventory from 38% at the end of fiscal 2009. Packaway inventory as a percentage of our total inventory increased from the second quarter of 2010 to the second quarter of 2011 as we took advantage of the increased availability of compelling opportunities available in the marketplace.

The change in total merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of approximately $135 million for the six months ended July 30, 2011 compared to a source of cash of approximately $64 million for the six months ended July 31, 2010.

Accounts payable leverage (defined as accounts payable divided by merchandise inventory) decreased to 60% as of July 30, 2011 from 71% as of January 29, 2011 as a result of higher packaway inventory.

We believe that our existing cash balances, cash flows from operations, available bank credit lines and trade credit are adequate to meet our liquidity needs for at least the next twelve months.

Investing Activities

The increase in cash used for investing activities for the six month period ended July 30, 2011, compared to the prior year, was primarily due to capital expenditures and a transfer of cash, cash equivalents, and investments into restricted accounts to serve as collateral for the Company’s insurance obligations.

Our capital expenditures were approximately $145.7 million and $88.1 million, for the six month periods ended July 30, 2011 and July 31, 2010, respectively. Our capital expenditures included costs for fixtures and leasehold improvements to open new stores and costs to implement information technology systems, build or expand distribution centers, and various other expenditures related to our stores, buying, and corporate offices. We opened 41 and 34 new stores on a gross basis during the six month periods ended July 30, 2011 and July 31, 2010, respectively.

In April 2011, we purchased a 449,000 square foot warehouse for packaway storage in Riverside, California for $20.5 million.

We are forecasting approximately $305 million to $315 million in capital expenditures in fiscal year 2011 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings and equipment, for building distribution centers and implementing material handling equipment and related systems, and for various buying and corporate office expenditures. Our forecasted capital expenditures, as compared to our prior forecast, decreased for the year due to the deferral of certain distribution center related projects until 2012. We expect to fund these expenditures with available cash and cash flows from operations.

Financing Activities

For the six month periods ended July 30, 2011 and July 31, 2010, our liquidity and capital requirements were provided by available cash and cash flows from operations. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own one distribution center in each of the following cities: Carlisle, Pennsylvania; Moreno Valley, California; and Fort Mill, South Carolina, and two warehouse facilities, one in Fort Mill, South Carolina and the other in Riverside, California.

In January 2011, our Board of Directors approved a new two-year $900 million stock repurchase program for fiscal 2011 and 2012, replacing the $375 million remaining under the prior two-year $750 million stock repurchase program approved in January 2010. We repurchased 3.1 million shares of common stock for an aggregate purchase price of approximately $230.2 million during the six month period ended July 30, 2011. We repurchased 3.6 million shares of common stock for approximately $193 million during the six month period ended July 31, 2010.

For the six month periods ended July 30, 2011 and July 31, 2010, we paid dividends of $51.6 million and $39.1 million, respectively.

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

In March 2011 we entered into a new $600 million unsecured, revolving credit facility. This credit facility, which replaced our previous $600 million revolving credit facility, expires in March 2016. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. As of July 30, 2011, our $600 million credit facility remains in place and available.

We believe that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of July 30, 2011:

	Less than	1 - 3	3 - 5	After 5
($000)	one year	years	years	years	Total¹
Senior notes	$-	$-	$-	$150,000	$150,000
Interest payment obligations	9,667	19,335	19,335	35,694	84,031
Operating leases:
Rent obligations	358,563	693,482	482,272	450,483	1,984,800
Synthetic leases	5,442	3,950	-	-	9,392
Other synthetic lease obligations	624	56,763	-	-	57,387
Purchase obligations	1,277,527	7,503	247	-	1,285,277
Total contractual obligations	$1,651,823	$781,033	$501,854	$636,177	$3,570,887

1 We have a $46.6 million liability for unrecognized tax benefits that is included in other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of July 30, 2011, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We lease our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $1.4 million at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. As of July 30, 2011, we have accrued approximately $4.6 million related to an estimated shortfall in the residual value guarantee recorded in accrued expenses and other in the accompanying consolidated balance sheets. The synthetic lease agreement includes a prepayment penalty for early payoff of the lease. Our contractual obligation of $56 million is included in Other synthetic lease obligations in the above table.

We have also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of July 30, 2011, we have approximately $1.9 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

We lease three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2013 and 2014. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2013. We also own a 423,000 square foot warehouse in Fort Mill, South Carolina and a 449,000 square foot warehouse in Riverside, California. All five of these warehouses are used to store our packaway inventory. We also lease a 10-acre parcel that has been developed for trailer parking adjacent to our Perris, California distribution center.

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

Purchase obligations. As of July 30, 2011 we had purchase obligations of approximately $1,285 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,212 million represent purchase obligations of less than one year as of July 30, 2011.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at July 30, 2011:

	Amount of Commitment Expiration Per Period
	Less than 1				Total amount
($000)	year	1 - 3 years	3 - 5 years	After 5 years	committed
Revolving credit facility	$-	$-	$600,000	$-	$600,000
Total commercial commitments	$-	$-	$600,000	$-	$600,000

For additional information relating to this credit facility, refer to note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. In March 2011 we entered into a new $600 million unsecured, revolving credit facility replacing our previous $600 million revolving credit facility. This new facility, with our banks, expires in March 2016 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of July 30, 2011 we had no borrowings outstanding or letters of credits issued under this facility and were in compliance with the covenants.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of July 30, 2011 we were in compliance with these covenants.

Standby letters of credit and collateral trust. In July 2011, we entered into new standby letters of credit outside of our revolving credit facility and set up a trust to collateralize our insurance obligations. As of July 30, 2011, we had $52.5 million in standby letters of credit outstanding which are collateralized by restricted cash and cash equivalents and $21.0 million in a collateral trust consisting of restricted cash, cash equivalents, and investments.

At July 31, 2010, we had $83.3 million in standby letters of credit outstanding issued under our revolving credit facility.

Trade letters of credit. We had $49.6 million and $47.3 million in trade letters of credit outstanding at July 30, 2011 and July 31, 2010, respectively.

Dividends. In August 2011, our Board of Directors declared a cash dividend of $.22 per common share, payable on September 30, 2011.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2011, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 29, 2011.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures required for fair value measurements. ASU 2011-04 is to be applied prospectively and is effective for the Company in fiscal 2012. We believe adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively and is effective for the Company in fiscal 2012. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of July 30, 2011.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of July 30, 2011, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we issued notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of July 30, 2011 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not materially impact our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended July 30, 2011. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level as of the end of the period covered by this report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the second fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our second fiscal quarter of 2011, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2011 is as follows:

				Maximum
			Total number	number (or
			of shares (or	approximate
			units)	dollar value) of
	Total		purchased as	shares (or units)
	number of	Average	part of publicly	that may yet be
	shares (or	price paid	announced	purchased under
	units)	per share	plans or	the plans or
Period	purchased1	(or unit)	programs	programs ($000)2
May
(5/1/2011-5/28/2011)	325,752	$80.83	323,661	$761,300
June
(5/29/2011-7/2/2011)	687,386	$77.77	672,777	$709,000
July
(7/3/2011-7/30/2011)	505,482	$77.67	505,200	$669,800
Total	1,518,620	$78.39	1,501,638	$669,800

1We purchased 16,982 of these shares during the quarter ended July 30, 2011 from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2In January 2011 our Board of Directors approved a new two-year $900 million stock repurchase program for fiscal 2011 and 2012.

ITEM 5. OTHER INFORMATION

Frequency of Stockholder Advisory Votes on Executive Compensation

At our May 18, 2011 Annual Meeting of Stockholders, we presented to our stockholders for an advisory vote a proposal relating to the frequency with which the Company will conduct future advisory stockholder votes on executive compensation (“Say on Pay”). A plurality of our stockholders voted in favor of conducting future Say on Pay advisory votes on an annual basis. The Company has since decided to follow this advisory vote and will conduct future Say on Pay votes annually, until the next time an advisory vote on the frequency for conducting Say on Pay votes is again presented to our stockholders.

ITEM 6. EXHIBITS

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date: September 7, 2011	By:	/s/ J. Call
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

3.2	Amended and Restated ByLaws, dated August 17, 2011, incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Ross Stores, Inc. on August 23, 2011.

3.3	Certificate of Amendment of the Certificate of Incorporation dated July 18, 2011.

10.1	Sixth Amendment to the Employment Agreement effective June 1, 2011 between Michael Balmuth and Ross Stores, Inc.

10.2	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan.

10.3	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan between Michael Balmuth and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 7, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase