Form 10-Q
period 2011-10-29
ROSS STORES INC
filed 2011-12-07
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on November 17, 2011 was 114,320,487.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
($000, except stores and per share data, unaudited)	2011	2010	2011	2010
Sales	$2,046,427	$1,874,320	$6,210,413	$5,720,858

Costs and Expenses
Costs of goods sold	1,490,213	1,365,513	4,495,726	4,167,380
Selling, general and administrative	332,226	312,277	962,271	910,151
Interest expense, net	2,565	2,232	7,629	7,056
Total costs and expenses	1,825,004	1,680,022	5,465,626	5,084,587

Earnings before taxes	221,423	194,298	744,787	636,271
Provision for taxes on earnings	77,454	72,920	279,569	243,270
Net earnings	$143,969	$121,378	$465,218	$393,001

Earnings per share
Basic	$1.28	$1.04	$4.10	$3.32
Diluted	$1.26	$1.02	$4.03	$3.26

Weighted average shares outstanding (000)
Basic	112,270	117,039	113,562	118,494
Diluted	114,230	119,018	115,552	120,522

Dividends
Cash dividends declared per share	$0.22	$0.16	$0.44	$0.32

Stores open at end of period	1,126	1,057	1,126	1,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	October 29,	January 29,	October 30,
($000, unaudited)	2011	2011	2010
Assets
Current Assets
Cash and cash equivalents	$552,924	$833,924	$732,798
Short-term investments	298	3,204	1,798
Accounts receivable	62,384	45,384	53,930
Merchandise inventory	1,233,616	1,086,917	1,048,130
Prepaid expenses and other	88,964	63,807	66,762
Current deferred income taxes, net	19,914	10,003	1,426
Total current assets	1,958,100	2,043,239	1,904,844

Property and Equipment
Land and buildings	265,829	241,138	241,107
Fixtures and equipment	1,375,623	1,258,707	1,245,272
Leasehold improvements	628,202	584,306	574,200
Construction-in-progress	79,191	69,237	43,836
Property at cost	2,348,845	2,153,388	2,104,415
Less accumulated depreciation and amortization	1,260,601	1,169,612	1,138,224
Property and equipment, net	1,088,244	983,776	966,191

Long-term investments	5,984	14,082	16,998
Other long-term assets	129,616	75,107	74,556
Total assets	$3,181,944	$3,116,204	$2,962,589

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$759,708	$767,455	$767,741
Accrued expenses and other	290,498	292,174	262,017
Accrued payroll and benefits	217,238	235,030	213,103
Income taxes payable	1,628	57,661	4,769
Total current liabilities	1,269,072	1,352,320	1,247,630

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	204,105	189,989	187,772
Long-term deferred income taxes, net	111,516	91,203	92,176

Commitments and contingencies

Stockholders’ Equity
Common stock	1,145	1,181	1,192
Additional paid-in capital	777,425	740,726	727,840
Treasury stock	(61,910)	(46,408)	(45,995)
Accumulated other comprehensive income	535	488	699
Retained earnings	730,056	636,705	601,275
Total stockholders’ equity	1,447,251	1,332,692	1,285,011
Total liabilities and stockholders’ equity	$3,181,944	$3,116,204	$2,962,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	October 29,	October 30,
($000, unaudited)	2011	2010
Cash Flows From Operating Activities
Net earnings	$465,218	$393,001
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	117,337	120,123
Stock-based compensation	30,411	27,523
Deferred income taxes	10,402	(8,427)
Tax benefit from equity issuance	14,073	11,747
Excess tax benefit from stock-based compensation	(13,362)	(11,466)
Change in assets and liabilities:
Merchandise inventory	(146,699)	(175,632)
Other current assets	(24,145)	(17,840)
Accounts payable	18,227	129,111
Other current liabilities	(65,961)	(43,368)
Other long-term, net	8,190	1,989
Net cash provided by operating activities	413,691	426,761

Cash Flows From Investing Activities
Additions to property and equipment	(231,349)	(149,659)
Increase in restricted cash and investments	(66,505)	-
Purchases of investments	-	(6,842)
Proceeds from investments	10,965	7,461
Net cash used in investing activities	(286,889)	(149,040)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	13,362	11,466
Proceeds from issuance of common stock related to stock plans	14,060	29,989
Treasury stock purchased	(15,502)	(9,131)
Repurchase of common stock	(342,733)	(287,275)
Dividends paid	(76,989)	(58,315)
Net cash used in financing activities	(407,802)	(313,266)

Net decrease in cash and cash equivalents	(281,000)	(35,545)

Cash and cash equivalents:
Beginning of period	833,924	768,343
End of period	$552,924	$732,798

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$300,824	$282,417

Non-Cash Investing Activities
Increase in fair value of investment securities	$72	$814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended October 29, 2011 and October 30, 2010
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 29, 2011 and October 30, 2010, the results of operations for the three and nine month periods ended October 29, 2011 and October 30, 2010, and cash flows for the nine month periods ended October 29, 2011 and October 30, 2010. The Condensed Consolidated Balance Sheet as of January 29, 2011, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations for the three and nine month periods ended October 29, 2011 and October 30, 2010 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. In July 2011, the Company transferred $73.5 million of cash, cash equivalents, and investments into restricted accounts to serve as collateral for the Company’s insurance obligations, which were previously secured by unsecured letters of credit. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. As of October 29, 2011, the Company had cash and cash equivalents of $61.0 million and investments of $5.6 million in restricted accounts. As of October 29, 2011 restricted cash, cash equivalents, and investments of $18.0 million and $48.6 million were included in prepaid expenses and other and other long-term assets, respectively, in the Condensed Consolidated Balance Sheet. The classification between current and long-term is based on the timing of expected payments of the secured insurance obligations.

Total comprehensive income. The components of total comprehensive income for the three and nine month periods ended October 29, 2011 and October 30, 2010 are as follows (in $000):

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net earnings	$143,969	$121,378	$465,218	$393,001
Increase in unrealized (loss) gain on
investments, net of taxes	(36)	137	47	529
Total comprehensive income	$143,933	$121,515	$465,265	$393,530

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. Cash and cash equivalents were $552.9 million, $833.9 million, and $732.8 million at October 29, 2011, January 29, 2011, and October 30, 2010, respectively, and include bank deposits, money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Sales Mix. The Company’s sales mix is shown below for the three and nine month periods ended October 29, 2011 and October 30, 2010:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Ladies	29%	30%	31%	31%
Home accents and bed and bath	24%	25%	24%	24%
Shoes	13%	12%	13%	12%
Accessories, lingerie, fine jewelry, and fragrances	13%	12%	12%	12%
Men's	12%	12%	12%	12%
Children's	9%	9%	8%	9%
Total	100%	100%	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January, May, and August 2011 the Company’s Board of Directors declared a quarterly cash dividend of $.22 per common share that was paid in March, June, and September 2011, respectively. In January, May, August, and November 2010, the Company’s Board of Directors declared a quarterly cash dividend of $.16 per common share.

In November 2011, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend, to be paid on December 15, 2011 to stockholders of record as of November 29, 2011. The stock split will not have an impact on the Company’s consolidated financial position or results of operations. Share and per share amounts have not been restated to reflect the pending stock split but will be adjusted in future financial statements.

In November 2011, the Company’s Board of Directors declared a cash dividend of $.22 per share, or $.11 per share post-split, payable on December 30, 2011.

Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of gift cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s gift cards do not have expiration dates. Based upon historical redemption rates, a small percentage of gift cards will never be redeemed, which represents breakage. The Company recognizes income from gift card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant for the three and nine month periods ended October 29, 2011 and October 30, 2010. Sales tax collected is not recognized as revenue and is included in accrued expenses and other until remitted to taxing authorities.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law, remains pending as of October 29, 2011.

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

Note B: Investments and Restricted Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of October 29, 2011 were:

($000)	Amortized	Unrealized	Unrealized
Investments	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$5,079	$443	$(72)	$5,450	$-	$5,450
Mortgage-backed securities	800	32	-	832	298	534
Total investments	5,879	475	(72)	6,282	298	5,984

Restricted Investments
Corporate securities	1,357	95	-	1,452	-	1,452
U.S. government and agency
securities	3,774	325	-	4,099	-	4,099
Total restricted investments	5,131	420	-	5,551	-	5,551

Total	$11,010	$895	$(72)	$11,833	$298	$11,535

The amortized cost and fair value of the Company’s available-for-sale securities as of January 29, 2011 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$7,465	$634	$(37)	$8,062	$300	$7,762
U.S. government and agency
securities	7,959	77	(5)	8,031	2,366	5,665
Mortgage-backed securities	1,111	82	-	1,193	538	655
Total	$16,535	$793	$(42)	$17,286	$3,204	$14,082

The amortized cost and fair value of the Company’s available-for-sale securities as of October 30, 2010 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$7,961	$796	$(47)	$8,710	$801	$7,909
U.S. Government and agency
securities	8,473	249	(4)	8,718	352	8,366
Mortgage-backed securities	1,287	81	-	1,368	645	723
Total	$17,721	$1,126	$(51)	$18,796	$1,798	$16,998

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

Investments and restricted investments measured at fair value at October 29, 2011 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
($000)	October 29,	identical assets	inputs	inputs
Investments	2011	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$5,450	$-	$5,450	$-
Mortgage-backed securities	832	-	832	-
Total investments	6,282	-	6,282	-

Restricted Investments
Corporate securities	1,452	-	1,452	-
U.S. government and agency securities	4,099	4,099	-	-
Total restricted investments	5,551	4,099	1,452	-

Total	$11,833	$4,099	$7,734	$-

Investments measured at fair value at January 29, 2011 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	January 29,	identical assets	inputs	inputs
($000)	2011	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$8,062	$-	$8,062	$-
U.S. government and agency securities	8,031	8,031	-	-
Mortgage-backed securities	1,193	-	1,193	-
Total assets measured at fair value	$17,286	$8,031	$9,255	$-

Investments measured at fair value at October 30, 2010 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	October 30,	identical assets	inputs	inputs
($000)	2010	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$8,710	$-	$8,710	$-
U.S. Government and agency securities	8,718	8,718	-	-
Mortgage-backed securities	1,368	-	1,368	-
Total assets measured at fair value	$18,796	$8,718	$10,078	$-

The maturities of investment securities at October 29, 2011 were:

	Investments		Restricted Investments
		Estimated fair		Estimated fair
($000)	Cost basis	value	Cost basis	value
Maturing in one year or less	$290	$298	$-	$-
Maturing after one year through five years	3,691	3,756	1,500	1,601
Maturing after five years through ten years	1,898	2,228	3,631	3,950
	$5,879	$6,282	$5,131	$5,551

The underlying assets in the Company’s non-qualified deferred compensation program totaling $67.6 million as of October 29, 2011 (included in other long-term assets and in other long-term liabilities) primarily consist of participant directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $57.7 million as of October 29, 2011. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $9.9 million as of October 29, 2011. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

Stock-based compensation. For the three and nine month periods ended October 29, 2011 and October 30, 2010, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
($000)	2011	2010	2011	2010
Restricted stock	$6,362	$5,486	$16,797	$16,209
Performance awards	4,377	3,147	12,519	9,399
ESPP and stock options	392	637	1,095	1,915
Total	$11,131	$9,270	$30,411	$27,523

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and nine month periods ended October 29, 2011 and October 30, 2010 is as follows:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
Statements of Earnings Classification ($000)	2011	2010	2011	2010
Cost of goods sold	$4,954	$3,882	$13,110	$12,100
Selling, general and administrative	6,177	5,388	17,301	15,423
Total	$11,131	$9,270	$30,411	$27,523

Restricted stock. The Company grants restricted shares to directors, officers and key employees. The market value of restricted shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years.

During the quarter ended October 29, 2011, shares purchased by the Company for tax withholding totaled approximately 217,000 shares and are considered treasury shares which are available for reissuance. As of October 29, 2011, shares subject to repurchase related to unvested restricted stock totaled 2.8 million shares.

		Weighted
		average
	Number of	grant date
(000, except per share data)	shares	fair value
Unvested at January 29, 2011	2,835	$36.99
Awarded	779	65.00
Released	(692)	34.03
Forfeited	(92)	40.45

Unvested at October 29, 2011	2,830	$45.31

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

The unamortized compensation expense for all plans at October 29, 2011, January 29, 2011, and October 30, 2010 was $74.3 million, $56.8 million and $63.6 million, respectively, which is expected to be recognized over a weighted-average remaining period of 2.1 years.

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

Stock option activity. The following table summarizes stock option activity for the nine month period ended October 29, 2011:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 29, 2011	1,609	$25.53
Granted	-	-
Exercised	(347)	22.64
Forfeited	(3)	21.95

Outstanding at October 29, 2011, all vested	1,259	$26.33	2.98	$ 77,108

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of October 29, 2011 (number of shares in thousands):

			Options outstanding and exercisable
			Number of	Remaining	Exercise
Exercise price range			shares	life	price
$16.38	to	$24.47	373	1.69	$21.59
24.54	to	27.81	370	3.67	27.06
27.84	to	29.14	315	3.43	28.63
29.18	to	32.85	201	3.39	30.17
$16.38	to	$32.85	1,259	2.98	$26.33

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

For the three and nine month periods ended October 29, 2011, approximately 400 and 1,300 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented. For the three and nine month periods ended October 30, 2010, approximately 2,900 and 1,500 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
		Effect of			Effect of
		Dilutive			Dilutive
		Common			Common
		Stock			Stock
Shares in (000s)	Basic EPS	Equivalents	Diluted EPS	Basic EPS	Equivalents	Diluted EPS
October 29, 2011
Shares	112,270	1,960	114,230	113,562	1,990	115,552
Amount	$1.28	$(0.02)	$1.26	$4.10	$(0.07)	$4.03

October 30, 2010
Shares	117,039	1,979	119,018	118,494	2,028	120,522
Amount	$1.04	$(0.02)	$1.02	$3.32	$(0.06)	$3.26

Note E: Debt

The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of October 29, 2011 of approximately $180 million is estimated by obtaining comparable market quotes. The senior notes are subject to prepayment penalties for early payment of principal.

In March 2011, the Company entered into a new $600 million unsecured, revolving credit facility. This credit facility, which replaced the Company’s previous $600 million revolving credit facility, expires in March 2016, and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. The Company had no borrowings outstanding or letters of credit issued under this facility as of October 29, 2011.

The credit facility and senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of October 29, 2011, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of October 29, 2011 and October 30, 2010, the reserves for unrecognized tax benefits (net of federal tax benefits) were $52.1 million and $38.1 million inclusive of $12.8 million and $11.3 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $34.9 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $1.5 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2008 through 2010. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2006 through 2010. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

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

Note I: Subsequent Events

In November 2011, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend, to be paid on December 15, 2011 to stockholders of record as of November 29, 2011. The stock split will not have an impact on the Company’s consolidated financial position or results of operations. Share and per share amounts have not been restated to reflect the pending stock split but will be adjusted in future financial statements.

In November 2011, the Company’s Board of Directors declared a cash dividend of $.22 per share, or $.11 per share post-split, payable on December 30, 2011.

In November 2011, the Company entered into agreements to acquire buildings with expected closing dates in the fourth quarter of fiscal 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 29, 2011 and October 30, 2010, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended October 29, 2011 and October 30, 2010, and of cash flows for the nine-month periods ended October 29, 2011 and October 30, 2010. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
December 7, 2011

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

Overview

Ross Stores, Inc. operates two chains -- Ross Dress for Less® (“Ross”) and dd's DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,038 locations in 29 states, the District of Columbia, and Guam. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. We also operate 88 dd’s DISCOUNTS locations in seven states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended October 29, 2011 and October 30, 2010:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Sales
Sales (millions)	$2,046	$1,874	$6,210	$5,721
Sales growth	9.2%	7.5%	8.6%	9.9%
Comparable store sales growth	5%	3%	5%	6%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.8%	72.9%	72.4%	72.9%
Selling, general and administrative	16.2%	16.6%	15.5%	15.9%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Earnings before taxes (as a percent of sales)	10.8%	10.4%	12.0%	11.1%

Net earnings (as a percent of sales)	7.0%	6.5%	7.5%	6.9%

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

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Stores at the beginning of the period	1,091	1,036	1,055	1,005
Stores opened in the period	39	22	80	56
Stores closed in the period	(4)	(1)	(9)	(4)
Stores at the end of the period	1,126	1,057	1,126	1,057

Sales. Sales for the three month period ended October 29, 2011 increased $172.1 million, or 9%, compared to the three month period ended October 30, 2010, due to the opening of 69 net new stores between October 30, 2010 and October 29, 2011 and a 5% increase in comparable store sales (defined as stores that have been open for more than 14 complete months) on top of a 3% gain in the prior year.

Sales for the nine month period ended October 29, 2011 increased $489.6 million, or 9%, compared to the nine month period ended October 30, 2010, due to the opening of 69 net new stores between October 30, 2010 and October 29, 2011, and an increase in comparable store sales of 5% on top of a 6% gain in the prior year.

Our sales mix is shown below for the three and nine month periods ended October 29, 2011 and October 30, 2010:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Ladies	29%	30%	31%	31%
Home accents and bed and bath	24%	25%	24%	24%
Shoes	13%	12%	13%	12%
Accessories, lingerie, fine jewelry, and fragrances	13%	12%	12%	12%
Men's	12%	12%	12%	12%
Children's	9%	9%	8%	9%
Total	100%	100%	100%	100%

We seek to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended October 29, 2011, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and nine month periods ended October 29, 2011 increased $124.7 million and $328.3 million compared to the same period in the prior year mainly due to increased sales from the opening of 69 net new stores between October 30, 2010 and October 29, 2011 and 5% increases in comparable store sales for both the three and nine month periods.

Cost of goods sold as a percentage of sales for the three month period ended October 29, 2011 decreased approximately 5 basis points from the same period in the prior year. This improvement was driven primarily by a 45 basis point increase in merchandise gross margin mainly due to fewer markdowns resulting from above plan sales and faster inventory turns. The merchandise gross margin improvement includes a 10 basis point benefit from favorable shortage results. The quarter also benefited from a 20 basis point decrease in buying and incentive costs and 10 basis points of leverage on occupancy expenses. These favorable trends were partially offset by an increase in distribution expenses of about 60 basis points reflecting year-over-year timing differences in the recognition of packaway-related processing costs, and a 10 basis point increase in freight costs.

Cost of goods sold as a percentage of sales for the nine month period ended October 29, 2011 decreased approximately 45 basis points from the same period in the prior year. This improvement was driven primarily by a 60 basis point increase in merchandise gross margin mainly due to fewer markdowns resulting from above plan sales and faster inventory turns. The merchandise gross margin improvement includes a 15 basis point benefit from favorable shortage results. In addition, buying and incentive costs and occupancy expenses each levered by about 15 basis points. These favorable trends were partially offset by higher distribution and freight costs equal to approximately 30 basis points and 15 basis points, respectively.

We cannot be sure that the gross profit margins realized for the three and nine month periods ended October 29, 2011 will continue in the future.

Selling, general and administrative expenses. For the three and nine month periods ended October 29, 2011, selling, general and administrative expenses increased $19.9 million and $52.1 million, respectively, compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 69 net new stores between October 30, 2010 and October 29, 2011.

Selling, general and administrative expenses as a percentage of sales for the three month period ended October 29, 2011 decreased by approximately 40 basis points over the same period in the prior year mainly due to 20 basis point declines in both incentive costs as well as general and administrative costs.

Selling, general and administrative expenses as a percentage of sales for the nine month period ended October 29, 2011 decreased by approximately 40 basis points over the same period in the prior year, primarily due to 15 basis point decreases in both store operating costs and general and administrative expenses as well as a 10 basis point decline in incentive costs versus the prior year.

Interest expense, net. Net interest expense remained flat for the three and nine month periods ended October 29, 2011 compared to the same period in the prior year.

Taxes on earnings. Our effective tax rate for the three month periods ended October 29, 2011 and October 30, 2010 was approximately 35% and 38%, respectively, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective tax rate for the three months ended October 29, 2011 was impacted by favorable resolution of certain tax positions. Our effective tax rate for the nine month periods ended October 29, 2011 and October 30, 2010 was approximately 38%. The effective rate is affected by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2011 will be approximately 38%.

Earnings per share. Diluted earnings per share for the three month period ended October 29, 2011 was $1.26 compared to $1.02 in the prior year period. The 24% increase in diluted earnings per share is attributable to a 19% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share for the nine month period ended October 29, 2011 was $4.03 compared to $3.26 in the prior year period. The 24% increase in diluted earnings per share is attributable to an 18% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding largely due to our stock buyback program.

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

	Nine Months Ended
	October 29,	October 30,
($000)	2011	2010
Cash flows provided by operating activities	$413,691	$426,761
Cash flows used in investing activities	(286,889)	(149,040)
Cash flows used in financing activities	(407,802)	(313,266)
Net decrease in cash and cash equivalents	$(281,000)	$(35,545)

Operating Activities

Net cash provided by operating activities was $413.7 million for the nine month period ended October 29, 2011 compared to $426.8 million for the nine month period ended October 30, 2010. The primary sources of cash provided by operating activities for the nine month periods ended October 29, 2011 and October 30, 2010 were net earnings plus non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The decrease in cash flow from operating activities for the nine month period ended October 29, 2011, compared to the prior year, was primarily due to working capital used to purchase additional packaway inventory. We expect to continue to take advantage of packaway inventory opportunities to deliver bargains to our customers. As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling opportunities in the marketplace.

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

Changes in packaway inventory levels impact our operating cash flow. At the end of the 2011 third quarter, packaway inventory was 43% of total inventory compared to 47% at the end of fiscal 2010. At the end of the 2010 third quarter, packaway inventory was 37% of inventory compared to 38% at the end of fiscal 2009. Packaway inventory as a percentage of our total inventory has increased since 2010 as we took advantage of the increased availability of compelling opportunities in the marketplace.

The change in total merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of approximately $128 million and $47 million for the nine months ended October 29, 2011 and October 30, 2010, respectively.

Accounts payable leverage (defined as accounts payable divided by merchandise inventory) decreased to 62% as of October 29, 2011 from 71% as of January 29, 2011 as a result of higher packaway inventory.

We believe that our existing cash balances, cash flows from operations, available bank credit lines and trade credit are adequate to meet our liquidity needs for at least the next twelve months.

Investing Activities

The increase in cash used for investing activities for the nine month period ended October 29, 2011, compared to the prior year, was primarily due to capital expenditures and a transfer of cash, cash equivalents, and investments into restricted accounts to serve as collateral for the Company’s insurance obligations.

Our capital expenditures were approximately $231.3 million and $149.7 million, for the nine month periods ended October 29, 2011 and October 30, 2010, respectively. Our capital expenditures included costs for fixtures and leasehold improvements to open new stores and costs to implement information technology systems, build or expand distribution centers, and various other expenditures related to our stores, buying, and corporate offices. We opened 80 and 56 new stores on a gross basis during the nine month periods ended October 29, 2011 and October 30, 2010, respectively.

In April 2011, we purchased a 449,000 square foot warehouse for packaway storage in Riverside, California for $20.5 million.

We are forecasting approximately $375 million to $425 million in capital expenditures in fiscal year 2011 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings and equipment, for building distribution centers and implementing material handling equipment and related systems, and for various buying and corporate office expenditures. Our planned capital expenditures, as compared to our prior forecast, increased for the year due to the timing shift of certain corporate- and store- related capital projects from 2012 to 2011 and our decision to acquire certain buildings in 2011. We expect to fund these expenditures in 2011 with available cash and cash flows from operations.

Financing Activities

For the nine month periods ended October 29, 2011 and October 30, 2010, our liquidity and capital requirements were provided by available cash and cash flows from operations. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own distribution centers in each of the following cities: Carlisle, Pennsylvania; Moreno Valley, California; and Fort Mill, South Carolina, and two warehouse facilities, one in Fort Mill, South Carolina and the other in Riverside, California.

In January 2011, our Board of Directors approved a two-year $900 million stock repurchase program for fiscal 2011 and 2012, replacing the $375 million remaining under the prior two-year $750 million stock repurchase program approved in January 2010. We repurchased 4.5 million shares of common stock for an aggregate purchase price of approximately $342.7 million during the nine month period ended October 29, 2011. We repurchased 5.4 million shares of common stock for approximately $287.3 million during the nine month period ended October 30, 2010.

For the nine month periods ended October 29, 2011 and October 30, 2010, we paid dividends of $77.0 million and $58.3 million, respectively.

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

In March 2011 we entered into a new $600 million unsecured, revolving credit facility. This credit facility, which replaced our previous $600 million revolving credit facility, expires in March 2016. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. As of October 29, 2011, our $600 million credit facility remains in place and available.

We believe that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of October 29, 2011:

	Less than	1 - 3	3 - 5	After 5
($000)	one year	years	years	years	Total¹
Senior notes	$-	$-	$-	$150,000	$150,000
Interest payment obligations	9,667	19,335	19,335	35,694	84,031
Operating leases:
Rent obligations	364,011	691,349	477,747	462,091	1,995,198
Synthetic leases	5,526	2,847	-	-	8,373
Other synthetic lease obligations	613	56,592	-	-	57,205
Purchase obligations	1,241,456	8,745	212	-	1,250,413
Total contractual obligations	$1,621,273	$778,868	$497,294	$647,785	$3,545,220

1We have a $52.1 million liability for unrecognized tax benefits that is included in other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of October 29, 2011, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We lease our buying offices, corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but two of our store locations. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $1.2 million at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. As of October 29, 2011, we have accrued approximately $4.6 million related to an estimated shortfall in the residual value guarantee recorded in accrued expenses and other in the accompanying consolidated balance sheets. The synthetic lease agreement includes a prepayment penalty for early payoff of the lease. Our contractual obligation of $56 million is included in Other synthetic lease obligations in the above table.

We have also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of October 29, 2011, we have approximately $1.7 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

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

Purchase obligations. As of October 29, 2011 we had purchase obligations of approximately $1,250 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,177 million represent purchase obligations of less than one year as of October 29, 2011.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at October 29, 2011:

	Amount of Commitment Expiration Per Period				Total
	Less than	1 - 3	3 - 5	After 5	amount
($000)	one year	years	years	years	committed
Revolving credit facility	$ -	$ -	$600,000	$ -	$600,000
Total commercial commitments	$ -	$ -	$600,000	$ -	$600,000

For additional information relating to this credit facility, refer to note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. In March 2011 we entered into a new $600 million unsecured, revolving credit facility replacing our previous $600 million revolving credit facility. This new facility, with our banks, expires in March 2016 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of October 29, 2011 we had no borrowings outstanding or letters of credits issued under this facility and were in compliance with the covenants.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of October 29, 2011 we were in compliance with these covenants.

Standby letters of credit and collateral trust. In July 2011, we entered into new standby letters of credit outside of our revolving credit facility and set up a trust to collateralize our insurance obligations. As of October 29, 2011, we had $45.5 million in standby letters of credit outstanding which are collateralized by restricted cash and cash equivalents and $21.1 million in a collateral trust consisting of restricted cash, cash equivalents, and investments.

At October 30, 2010, we had $69.6 million in standby letters of credit outstanding issued under our revolving credit facility.

Trade letters of credit. We had $38.7 million and $48.7 million in trade letters of credit outstanding at October 29, 2011 and October 30, 2010, respectively.

Dividends. In November 2011, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend, to be paid on December 15, 2011 to stockholders of record as of November 29, 2011. The stock split will not have an impact on our consolidated financial position or results of operations. Share and per share amounts have not been restated to reflect the pending stock split but will be adjusted in future financial statements.

In November 2011, our Board of Directors declared a cash dividend of $.22 per share, or $.11 per share post-split, payable on December 30, 2011.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2011, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 29, 2011.

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

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for fiscal 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of October 29, 2011.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of October 29, 2011, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we issued notes to institutional investors in two series: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of October 29, 2011 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not materially impact our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended October 29, 2011. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2011 third fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our third fiscal quarter of 2011, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

  Changes in geopolitical and geoeconomic conditions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2011 is as follows:

				Maximum number
			Total number of	(or approximate
			shares (or units)	dollar value) of
			purchased as	shares (or units)
			part of publicly	that may yet be
	Total number of	Average price	announced	purchased under
	shares (or units)	paid per share	plans or	the plans or
Period	purchased[1]	(or unit)	programs	programs ($000)[2]
August
(7/31/2011-8/27/2011)	368,083	$ 71.51	365,968	$ 643,600
September
(8/28/2011-10/1/2011)	643,841	$ 78.02	636,799	$ 593,900
October
(10/2/2011-10/29/2011)	435,149	$ 85.71	427,149	$ 557,300

Total	1,447,073	$ 78.68	1,429,916	$ 557,300

1We purchased 17,157 of these shares during the quarter ended October 29, 2011 from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2In January 2011 our Board of Directors approved a two-year $900 million stock repurchase program for fiscal 2011 and 2012.

ITEM 6. EXHIBITS

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	December 7, 2011	By:	/s/ J. Call
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

3.2	Amended and Restated Bylaws, as last amended November 16, 2011.

3.3

Certificate of Amendment of the Certificate of Incorporation dated July 18, 2011, incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 7, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase