Form 10-K
period 2012-01-28
ROSS STORES INC
filed 2012-03-27
CIK 745732

==============================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
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
Yes         No    X

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 30, 2011 was $8,499,644,925, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 8, 2012 was 226,520,166.

Documents incorporated by reference:
Portions of the Proxy Statement for Registrant's 2012 Annual Meeting of Stockholders, which will be filed on or before May 28, 2012, are incorporated herein by reference into Part III.

==============================================================================================

PART I

ITEM 1. BUSINESS.

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores. At January 28, 2012, we operated a total of 1,125 stores, of which 1,037 were Ross Dress for Less® (“Ross”) locations in 29 states, the District of Columbia, and Guam, and 88 were dd’s DISCOUNTS® stores in seven states. Both brands target value-conscious women and men between the ages of 18 and 54. Ross target customers are primarily from middle income households, while dd’s DISCOUNTS target customers are typically from more moderate income households. The decisions we make, from merchandising, purchasing, and pricing, to the locations of our stores, are based on these customer profiles.

Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. dd’s DISCOUNTS features a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices. We believe that both Ross and dd’s DISCOUNTS derive a competitive advantage by offering a wide assortment of product within each of our merchandise categories in organized and easy-to-shop store environments.

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

We refer to our fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010 as fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

Merchandising, Purchasing, and Pricing

We seek to provide our customers with a wide assortment of first-quality, in-season, brand name and designer apparel, accessories, footwear, and home merchandise for the entire family at everyday savings of 20% to 60% below department and specialty store regular prices at Ross, and 20% to 70% below moderate department and discount store regular prices at dd’s DISCOUNTS. We sell recognizable brand name merchandise that is current and fashionable in each category. New merchandise typically is received from three to six times per week at both Ross and dd’s DISCOUNTS stores. Our buyers review their merchandise assortments on a weekly basis, enabling them to respond to selling trends and purchasing opportunities in the market. Our merchandising strategy is reflected in our advertising, which emphasizes a strong value message. Our stores offer a treasure-hunt shopping experience where customers can find great savings every day on a broad assortment of brand name bargains for the family and the home.

Merchandising. Our merchandising strategy incorporates a combination of off-price buying techniques to purchase advance-of-season, in-season, and past-season merchandise for both Ross and dd’s DISCOUNTS. We believe nationally recognized name brands sold at compelling discounts will continue to be an important determinant of our success. We generally leave the brand name label on the merchandise we sell.

We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection of brand names within each classification with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. The mix of comparable store sales by department in fiscal 2011 was approximately as follows: Ladies 29%, Home Accents and Bed and Bath 25%, Men's 13%, Accessories, Lingerie, Fine Jewelry, and Fragrances 13%, Shoes 12%, and Children’s 8%. Our merchandise offerings also include small furniture and furniture accents, educational toys and games, luggage, gourmet food and cookware, watches, and sporting goods.

Purchasing. We have a combined network of approximately 7,800 merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced any difficulty in obtaining sufficient merchandise inventory.

We believe that our ability to effectively execute certain off-price buying strategies is a key factor in our success. Our buyers use a number of methods that enable us to offer our customers brand name and designer merchandise at strong everyday discounts relative to department and specialty stores for Ross and moderate department and discount stores for dd’s DISCOUNTS. By purchasing later in the merchandise buying cycle than department, specialty, and discount stores, we are able to take advantage of imbalances between retailers’ demand for products and manufacturers’ supply of those products.

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

In fiscal 2011, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 49% and 47% of total inventories as of January 28, 2012 and January 29, 2011 and reflects our merchants’ continued ability to take advantage of a large amount of close-out opportunities in the marketplace. We believe the strong discounts we are able to offer on packaway merchandise are one of the key drivers of our business results.

Our buying offices are primarily located in New York City and Los Angeles, the nation's two largest apparel markets. These strategic locations allow our buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers. These locations also enable our buyers to strengthen vendor relationships–-a key element to the success of our off-price buying strategies.

Over the past year, we continued to make strategic investments in our merchandise organization to further enhance our ability to deliver name brand bargains to our customers. At the end of fiscal 2011, we had a total of approximately 510 merchants for Ross and dd’s DISCOUNTS combined, up from 450 in the prior year. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct. These buying resources include merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average, 10 years of experience, including merchandising positions with other retailers such as Bloomingdale's, Burlington Coat Factory, Foot Locker, HomeGoods, Kohl’s, Loehmann’s, Lord & Taylor, Macy's, Marshalls, Nordstrom, Saks, and T.J. Maxx. We expect to continue to make additional targeted investments in new merchants to further develop our relationships with an expanding number of manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

The off-price buying strategies utilized by our experienced team of merchants enable us to purchase Ross merchandise at net prices that are lower than prices paid by department and specialty stores, and to purchase dd’s DISCOUNTS merchandise at net prices that are lower than prices paid by moderate department and discount stores.

Pricing. Our policy is to sell brand name merchandise at Ross that is priced 20% to 60% below most department and specialty store regular prices. At dd’s DISCOUNTS, we sell more moderate brand name product and fashions that are priced 20% to 70% below most moderate department and discount store regular prices. Our pricing policy is reflected on the price tag displaying our selling price as well as the comparable selling price for that item in department and specialty stores for Ross merchandise, or in more moderate department and discount stores for dd’s DISCOUNTS merchandise.

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

Stores

At January 28, 2012, we operated a total of 1,125 stores comprised of 1,037 Ross stores and 88 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, we cluster Ross stores to benefit from economies of scale in advertising, distribution, and field management. We do the same for dd’s DISCOUNTS stores.

We believe a key element of our success is our organized, attractive, easy-to-shop, in-store environments at both Ross and dd’s DISCOUNTS, which allow customers to shop at their own pace. While our stores promote a self-service, treasure hunt shopping experience, the layouts are designed to promote customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Our store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and prices through prominent category and sizing markers. At most stores, shopping carts are available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing.

We use point-of-sale (“POS”) hardware and software systems in all stores, which minimizes transaction time for the customer at the checkout counter by electronically scanning each ticket at the point of sale and authorizing personal checks, debit, credit, and electronic gift cards in a matter of seconds. For Ross and dd’s DISCOUNTS combined, approximately 60% and 58% of payments in fiscal 2011 and fiscal 2010, respectively, were made with credit cards and debit cards. We provide cash, credit card, and debit card refunds on all merchandise (not used, worn, or altered) returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or refunded with store credit.

Operating Costs

Consistent with the other aspects of our business strategy, we strive to keep operating costs as low as possible. Among the factors which have enabled us to do this are: labor costs that are generally lower than full-price department and specialty stores due to a store design that creates a self-service retail format and due to the utilization of labor saving technologies; economies of scale with respect to general and administrative costs resulting from centralized merchandising, marketing, and purchasing decisions; and flexible store layout criteria which facilitate conversion of existing buildings to our formats.

Information Systems

We continue to invest in new information systems and technology to provide a platform for growth over the next several years.

Recent initiatives include enhancements to our Merchandise Planning, Core Merchandising, and Allocation systems. These initiatives support our entry into new markets and our assortment execution and plan achievement, while also supporting future growth. In addition, we made improvements to our networks and our point-of-sale systems to increase reliability and speed and are also upgrading our store wireless network.

Distribution

We have four distribution processing facilities–-two in California, one in Pennsylvania, and one in South Carolina. We ship all of our merchandise to our stores through these distribution centers, which are large, highly automated, and built to suit our specific off-price business model.

In addition, we own two and lease three other warehouse facilities for packaway storage. We use other third-party facilities as needed for storage of packaway inventory.

We also utilize third-party cross docks to distribute merchandise to stores on a regional basis. Shipments are made by contract carriers to the stores from three to six times per week depending on location.

We believe that our distribution centers with their current expansion capabilities will provide adequate processing capacity to support store growth in 2012. Information on the size and locations of our distribution centers and warehouse facilities is found under “Properties” in Item 2.

Advertising

We rely primarily on television advertising to communicate the Ross value proposition–-brand name merchandise at everyday low prices. This strategy reflects our belief that television is the most efficient and cost-effective medium for communicating everyday savings on a wide selection of brand name bargains for both the family and home. Advertising for dd’s DISCOUNTS is primarily focused on new store grand openings and local grass roots initiatives.

Trademarks

The trademarks for Ross Dress For Less® and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

As of January 28, 2012, we had approximately 53,900 total employees, including an estimated 39,000 part-time employees. Additionally, we hire temporary employees–-especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

Competition

We believe the principal competitive factors in the off-price retail apparel and home fashion industry are offering significant discounts on brand name merchandise, offering a well-balanced assortment that appeals to our target customers, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we continue to make strategic investments in our buying organization. We also continue to make improvements to our core merchandising system to strengthen our ability to plan, buy, and allocate product based on more local versus regional trends. We believe that we are well positioned to compete on the basis of each of these factors.

Nevertheless, the retail apparel market is highly fragmented and competitive. We face a challenging macro-economic and retail environment that creates intense competition for business from department stores, specialty stores, discount stores, warehouse stores, other off-price retailers, and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources. We also compete to some degree with retailers that sell apparel and home fashions through catalogs or over the internet. The retail apparel and home-related businesses may become even more competitive in the future.

dd’s DISCOUNTS

At January 28, 2012, we operated 88 dd’s DISCOUNTS in seven states: 48 in California, 19 in Texas, 12 in Florida, four in Arizona, two in Georgia, two in Nevada, and one in Maryland. At January 29, 2011, we had 40 dd’s DISCOUNTS stores in California, 14 in Texas, seven in Florida, and two each in Arizona, Georgia, and Nevada, for a total of 67 stores. dd’s DISCOUNTS targets the needs of households with more moderate incomes than Ross customers. We believe this is one of the fastest growing demographic markets in the country. dd’s DISCOUNTS features a moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions at everyday savings of 20% to 70% off moderate department and discount store regular prices.

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

ITEM 1A. RISK FACTORS.

Our Annual Report on Form 10-K for fiscal 2011, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

  A change in the availability, quantity, or quality of attractive brand name merchandise at desirable discounts that could impact our ability to purchase product and continue to offer customers a wide assortment of merchandise at competitive prices.

  Potential disruptions in the supply chain that could impact our ability to deliver product to our stores in a timely and cost-effective manner.

  A change in the availability, quality, or cost of new store real estate locations.

  A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores or a distribution center. Our corporate headquarters, Los Angeles buying office, two distribution centers, one warehouse, and 26% of our stores are located in California.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

At January 28, 2012, we operated a total of 1,125 stores, of which 1,037 were Ross locations in 29 states, the District of Columbia, and Guam, and 88 were dd’s DISCOUNTS stores in seven states. All stores are leased, with the exception of three locations which we own.

During fiscal 2011, we opened 59 new Ross stores and closed ten existing stores. The average approximate Ross store size is 29,600 square feet.

During fiscal 2011, we opened 21 new dd’s DISCOUNTS stores. The average approximate dd’s DISCOUNTS store size is 23,900 square feet.

During fiscal 2011, no one store accounted for more than 1% of our sales.

We carry earthquake insurance to help mitigate the risk of financial loss due to an earthquake.

Our real estate strategy in 2012 is to open stores in states where we currently operate to increase our market penetration and to reduce overhead and advertising expenses as a percentage of sales in each market. We also expect to continue our expansion of Ross and dd’s DISCOUNTS into new markets and states in 2012. Important considerations in evaluating a new store location in both new and existing markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state/territory as of January 28, 2012 and January 29, 2011.

State/Territory	January 28, 2012	January 29, 2011
Alabama	18	17
Arizona	59	56
Arkansas	2	-
California	290	275
Colorado	29	29
Delaware	1	1
District of Columbia	1	-
Florida	138	127
Georgia	46	46
Guam	1	1
Hawaii	13	12
Idaho	9	9
Illinois	12	-
Louisiana	12	11
Maryland	19	18
Mississippi	5	5
Montana	6	6
Nevada	26	24
New Jersey	10	10
New Mexico	8	8
North Carolina	33	33
Oklahoma	19	19
Oregon	26	26
Pennsylvania	37	33
South Carolina	20	20
Tennessee	25	25
Texas	173	166
Utah	15	14
Virginia	33	32
Washington	37	30
Wyoming	2	2
Total	1,125	1,055

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At January 28, 2012, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is five years or 22 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.

See additional discussion under “Stores” in Item 1.

The following table summarizes the location and approximate sizes of our occupied distribution centers, warehouses, and office locations as of January 28, 2012. Square footage information for the distribution centers and warehouses represents total ground floor area of the facility. Square footage information for office space represents total space occupied. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own / Lease
Distribution centers
Carlisle, Pennsylvania	425,000	Own
Fort Mill, South Carolina	1,300,000	Own
Moreno Valley, California	1,300,000	Own
Perris, California	1,300,000	Lease

Warehouses
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina	255,000	Lease
Riverside, California	449,000	Own

Office space
Los Angeles, California	26,000	Lease
New York City, New York	201,000	Lease
Pleasanton, California	181,000	Lease

In 2008, we purchased 167 acres of land in South Carolina.

In the fourth quarter of 2011, we purchased the land and building of an existing store location in Southern California which was previously leased, and we acquired the land and buildings for our future corporate headquarters in Dublin, California, for a combined total of approximately $100 million.

See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS.

Like many California retailers, we have been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law remains pending as of January 28, 2012.

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

We believe that the resolution of our pending class action litigation and other currently pending legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers, indicating each person's principal occupation or employment during at least the past five years. The term of office is at the discretion of our Board of Directors.

Name	Age	Position
Michael Balmuth	61	Vice Chairman and Chief Executive Officer

Douglas Baker	53	President and Chief Merchandising Officer, dd’s DISCOUNTS

James S. Fassio	57	President and Chief Development Officer

Michael O’Sullivan	48	President and Chief Operating Officer

Barbara Rentler	54	President and Chief Merchandising Officer, Ross Dress for Less

Lisa Panattoni	49	Group Executive Vice President, Merchandising

John G. Call	53	Group Senior Vice President and Chief Financial Officer

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

Mr. Baker has served as President and Chief Merchandising Officer, dd’s DISCOUNTS, since March 2011. He was Executive Vice President, Merchandising dd’s DISCOUNTS from June 2009 to March 2011 and Senior Vice President and General Merchandise Manager of dd's DISCOUNTS from December 2006 to June 2009. Mr. Baker joined Ross in November 1995 as Vice President and Divisional Merchandise Manager. Prior to joining Ross, he worked for Value City Department Stores from 1984 to 1995. His previous retail experience also includes Marshall's and Hills Department Stores.

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

Ms. Rentler has served as President and Chief Merchandising Officer, Ross Dress for Less, since December 2009, with responsibility for all merchandising categories at Ross. From December 2006 to December 2009, she was Executive Vice President, Merchandising, with responsibility for all Ross Apparel and Apparel-related products. She also served as Executive Vice President and Chief Merchandising Officer of dd’s DISCOUNTS from February 2005 to December 2006, Senior Vice President and Chief Merchandising Officer of dd's DISCOUNTS from January 2004 to February 2005 and Senior Vice President and General Merchandise Manager at Ross Dress for Less from February 2001 to January 2004. Prior to that, she held various merchandising positions since joining the Company in February 1986.

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

Mr. Call became Group Senior Vice President and Chief Financial Officer in February 2012. From June 1997 to January 2012, he was Senior Vice President and Chief Financial Officer. He also served as Corporate Secretary from June 1997 to February 2009. Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman’s from June 1993 until joining Ross in 1997. For five years prior to joining Friedman’s, Mr. Call held various positions with Ernst & Young LLP.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 794 stockholders of record as of March 8, 2012 and the closing stock price on that date was $55.36 per share.

Cash dividends. In January 2012, our Board of Directors declared a quarterly cash dividend of $.14 per common share, payable on March 30, 2012. Our Board of Directors declared quarterly cash dividends of $.11 per common share in January, May, August, and November 2011, cash dividends of $.08 per common share in January, May, August, and November 2010, and cash dividends of $.055 per common share in January, May, August, and November 2009.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2011 is as follows:

				Maximum
			Total number	number (or
			of shares	approximate
			(or units)	dollar value) of
			purchased as	shares (or units)
	Total number		part of publicly	that may yet be
	of shares	Average price	announced	purchased under
	(or units)	paid per share	plans or	the plans or
Period	purchased[1,2]	(or unit)[1]	programs	programs ($000)[3]
November
(10/30/2011-11/26/2011)	476,960	$43.88	476,960	$536,300
December
(11/27/2011-12/31/2011)	1,038,742	$47.87	1,038,334	$486,600
January
(01/01/2012-01/28/2012)	720,330	$51.31	713,760	$450,000

Total	2,236,032	$48.13	2,229,054	$450,000

[1]	All share and per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.
[2]	We acquired 6,978 shares of treasury stock during the quarter ended January 28, 2012. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.
[3]	In January 2011, our Board of Directors approved a two-year $900 million stock repurchase program for fiscal 2011 and 2012.

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

Total stockholder returns for our common stock outperformed the Standard & Poor’s (“S&P”) 500 Index and the S&P Retailing Group over the last five years as set forth in the graph below. The five year period comparison graph assumes that the value of the investment in our common stock at each fiscal year end and the comparative indexes was $100 on January 31, 2007 and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and may vary slightly from our actual fiscal year-end date for each period. Data with respect to returns for the S&P indexes is not readily available for periods shorter than one month. The total return assumes the reinvestment of dividends at the frequency with which dividends are paid. The graph is a historical representation of past performance only and is not necessarily indicative of future returns to stockholders.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ross Stores, Inc., the S&P 500 Index, and S&P Retailing Group

*	$100 invested on 2/3/07 in stock or 1/31/07 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

		Indexed Returns for Years Ended
	Base Period
Company / Index	2007	2008	2009	2010	2011	2012
Ross Stores, Inc.	100	93	92	146	210	332
S&P 500 Index	100	98	60	80	98	102
S&P Retailing Group	100	87	55	89	114	130

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

($000, except per share data)	2011	2010	2009	2008	2007
Operations

Sales	$8,608,291	$7,866,100	$7,184,213	$6,486,139	$5,975,212
Cost of goods sold	6,240,760	5,729,735	5,327,278	4,956,576	4,618,220
Percent of sales	72.5%	72.8%	74.2%	76.4%	77.3%
Selling, general and administrative	1,304,065	1,229,775	1,130,813	1,034,357	935,901
Percent of sales	15.2%	15.6%	15.7%	16.0%	15.7%
Interest expense (income), net	10,322	9,569	7,593	(157)	(4,029)
Earnings before taxes	1,053,144	897,021	718,529	495,363	425,120
Percent of sales	12.2%	11.4%	10.0%	7.6%	7.1%
Provision for taxes on earnings	395,974	342,224	275,772	189,922	164,069
Net earnings	657,170	554,797	442,757	305,441	261,051
Percent of sales	7.6%	7.1%	6.2%	4.7%	4.4%
Basic earnings per share[1]	$2.91	$2.35	$1.80	$1.18	$0.97
Diluted earnings per share[1]	$2.86	$2.31	$1.77	$1.16	$0.95
Cash dividends declared
per common share[1]	$0.470	$0.350	$0.245	$0.198	$0.160

[1] All per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.

Selected Financial Data

($000, except per share data)	2011	2010	2009	2008	2007
Financial Position

Cash and cash equivalents	$649,835	$833,924	$768,343	$321,355	$257,580
Merchandise inventory	1,130,070	1,086,917	872,498	881,058	1,025,295
Property and equipment, net	1,241,722	983,776	942,999	951,656	868,315
Total assets	3,301,209	3,116,204	2,768,633	2,355,511	2,371,322
Return on average assets	20%	19%	17%	13%	11%
Working capital	578,319	690,919	554,933	358,456	387,396
Current ratio	1.4:1	1.5:1	1.5:1	1.4:1	1.4:1
Long-term debt	150,000	150,000	150,000	150,000	150,000
Long-term debt as a percent
of total capitalization	9%	10%	11%	13%	13%
Stockholders' equity	1,493,012	1,332,692	1,157,293	996,369	970,649
Return on average
stockholders' equity	47%	45%	41%	31%	28%
Book value per common share
outstanding at year-end[1]	$6.58	$5.64	$4.71	$3.91	$3.62

Operating Statistics

Number of stores opened	80	56	56	77	98
Number of stores closed	10	6	7	11	5
Number of stores at year-end	1,125	1,055	1,005	956	890
Comparable store sales increase[2]
(52-week basis)	5%	5%	6%	2%	1%
Sales per average square foot of
selling space[3] (52-week basis)	$338	$324	$311	$298	$301
Square feet of selling space
at year-end (000)	26,100	24,800	23,700	22,500	21,100
Number of employees at year-end	53,900	49,500	45,600	40,000	39,100
Number of common stockholders
of record at year-end	817	804	767	754	760

[1] All per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.
[2] Comparable stores are stores open for more than 14 complete months.
[3] Based on average annual selling square footage.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Ross Stores, Inc. operates two off-price retail chains – Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,037 locations in 29 states, the District of Columbia, and Guam. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. We also operate 88 dd’s DISCOUNTS locations in seven states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Our primary objective is to pursue and refine our existing off-price strategies to maintain or improve profitability and improve financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry. Total aggregate sales for the five largest off-price retailers in the United States increased 6% during 2011 on top of an 8% increase in 2010. The 6% off-price growth in 2011 compares favorably to total national apparel sales which increased 4%, according to data published by the NPD Group, Inc., a leading provider of comprehensive consumer and retail information worldwide.

We believe that the stronger relative sales gains of the off-price retailers during 2011 and 2010 were driven mainly by an increased focus on value by consumers over the past few years. Our sales and earnings gains in 2011 continued to benefit from efficient execution of our off-price model throughout all areas of our business. Our merchandise and operational strategies are designed to take advantage of the expanding market share of the off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling everyday discounts.

Looking ahead to 2012, we are planning further reductions in average store inventory levels while continuing to maintain strict controls on operating expenses as part of our strategy to help maximize our profitability.

We refer to our fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010 as fiscal 2011, fiscal 2010, and fiscal 2009, respectively. Fiscal 2011, 2010, and 2009 each had 52 weeks.

Results of Operations

The following table summarizes the financial results for fiscal 2011, 2010, and 2009:

	2011	2010	2009
Sales
Sales (millions)	$8,608	$7,866	$7,184
Sales growth	9.4%	9.5%	10.8%
Comparable store sales growth	5%	5%	6%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.5%	72.8%	74.2%
Selling, general and administrative	15.2%	15.6%	15.7%
Interest expense, net	0.1%	0.1%	0.1%

Earnings before taxes (as a percent of sales)	12.2%	11.4%	10.0%

Net earnings (as a percent of sales)	7.6%	7.1%	6.2%

All share and per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.

Stores. Total stores open at the end of fiscal 2011, 2010, and 2009 were 1,125, 1,055, and 1,005, respectively. The number of stores at the end of fiscal 2011, 2010, and 2009 increased by 7%, 5%, and 5% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	2011	2010	2009

Stores at the beginning of the period	1,055	1,005	956
Stores opened in the period	80	56	56
Stores closed in the period	(10)	(6)	(7)
Stores at the end of the period	1,125	1,055	1,005

Selling square footage at the end of the period (000)	26,100	24,800	23,700

Sales. Sales for fiscal 2011 increased $742.2 million, or 9.4%, compared to the prior year due to the opening of 70 net new stores during 2011, and a 5% increase in sales from “comparable” stores (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2010 increased $681.9 million, or 9.5%, compared to the prior year due to the opening of 50 net new stores during 2010, and a 5% increase in sales from comparable stores.

Our sales mix is shown below for fiscal 2011, 2010, and 2009:

	2011	2010	2009
Ladies	29%	29%	30%
Home Accents and Bed and Bath	25%	25%	24%
Men’s	13%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	12%	13%
Shoes	12%	12%	11%
Children’s	8%	9%	9%
Total	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2011, 2010, and 2009, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2011 increased $511.0 million compared to the prior year mainly due to increased sales from the opening of 70 net new stores during the year, and a 5% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2011 decreased approximately 35 basis points from the prior year. This improvement was mainly the result of a 50 basis point increase in merchandise gross margin, which included a 15 basis point benefit from lower shortage. In addition, occupancy leveraged 20 basis points. These improvements were partially offset by increases in freight costs of about 20 basis points, distribution expenses of about 10 basis points, and buying costs of about five basis points.

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

We cannot be sure that the gross profit margins realized in fiscal 2011, 2010, and 2009 will continue in future years.

Selling, general and administrative expenses. For fiscal 2011, selling, general and administrative expenses (“SG&A”) increased $74.3 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 70 net new stores during the year. SG&A as a percentage of sales for fiscal 2011 decreased by approximately 50 basis points compared to the prior year due equally to a combination of leverage on both general and administrative and store operating expenses.

For fiscal 2010, SG&A increased $99.0 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 50 net new stores during the year. SG&A as a percentage of sales for fiscal 2010 decreased by approximately 10 basis points compared to the prior year mainly driven by leverage on store operating expenses.

The largest component of SG&A is payroll. The total number of employees, including both full and part-time, as of fiscal year end 2011, 2010, and 2009 was approximately 53,900, 49,500, and 45,600, respectively.

Interest expense (income), net. In fiscal 2011, interest expense increased by $0.3 million primarily due to issuance costs for our revolving credit facility, while interest income decreased by $0.4 million primarily due to lower investment yields as compared to the prior year. As a percentage of sales, net interest expense in fiscal 2011 remained flat compared to the prior year. The table below shows interest expense and income for fiscal 2011, 2010, and 2009:

($ millions)	2011	2010	2009
Interest expense	$11.0	$10.7	$9.4
Interest income	(0.7)	(1.1)	(1.8)
Total interest expense, net	$10.3	$9.6	$7.6

Taxes on earnings. Our effective tax rate for fiscal 2011, 2010, and 2009 was approximately 38% in each year, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in laws, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2012 will be about 38%.

Net earnings. Net earnings as a percentage of sales for fiscal 2011 were higher compared to fiscal 2010 primarily due to both lower cost of goods sold and lower SG&A expenses as a percentage of sales. Net earnings as a percentage of sales for fiscal 2010 were higher compared to fiscal 2009 primarily due to both lower cost of goods sold and lower SG&A expenses as a percentage of sales.

Earnings per share. Diluted earnings per share in fiscal 2011 was $2.86, compared to $2.31 in fiscal 2010. This 24% increase in diluted earnings per share is attributable to an approximate 18% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2010 was $2.31, compared to $1.77 in fiscal 2009. This 31% increase in diluted earnings per share is attributable to an approximate 25% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

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

($ millions)	2011	2010	2009
Cash provided by operating activities	$820.1	$673.0	$888.4
Cash used in investing activities	(471.8)	(196.8)	(136.8)
Cash used in financing activities	(532.4)	(410.6)	(304.6)
Net (decrease) increase in cash and cash equivalents	$(184.1)	$65.6	$447.0

Operating Activities

Net cash provided by operating activities was $820.1 million, $673.0 million, and $888.4 million in fiscal 2011, 2010, and 2009, respectively. The primary sources of cash provided by operating activities in fiscal 2011, 2010, and 2009 were net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Net cash from operations increased in 2011 compared to 2010 primarily due to higher net earnings and lower working capital used to purchase additional packaway inventory. We expect to continue to take advantage of packaway inventory opportunities to deliver bargains to our customers. As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling opportunities in the marketplace.

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

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2011, packaway inventory was 49% of total inventory compared to 47% and 38% at the end of fiscal 2010 and 2009, respectively. Packaway inventory as a percentage of our total inventory has increased since 2010 as we took advantage of the increased availability of compelling opportunities in the marketplace.

The change in total merchandise inventory, net of the related change in accounts payable, resulted in a use of cash of approximately $55 million and $112 million for fiscal 2011 and 2010, respectively.

Accounts payable leverage (defined as accounts payable divided by merchandise inventory) decreased to 67% as of January 28, 2012 from 71% as of January 29, 2011 as a result of higher packaway inventory.

We believe that our existing cash balances, cash flows from operations, available bank credit lines and trade credit are adequate to meet our liquidity needs for at least the next twelve months.

Investing Activities

Net cash used in investing activities was $471.8 million, $196.8 million, and $136.8 million in fiscal 2011, 2010, and 2009, respectively. The increase in cash used for investing activities for fiscal 2011, compared to the prior year was primarily due to higher capital expenditures and a transfer of funds into restricted accounts to serve as collateral for our insurance obligations.

In fiscal 2011, 2010, and 2009, our capital expenditures were $416.3 million, $198.7 million, and $158.5 million, respectively. Our capital expenditures include costs for fixtures and leasehold improvements to open new stores and costs to implement information technology systems, build or expand distribution centers, and various other expenditures related to our stores, buying, and corporate offices. We opened 80, 56, and 56 new stores in fiscal 2011, 2010, and 2009, respectively.

In April 2011, we purchased a 449,000 square foot warehouse for packaway storage in Riverside, California for $20.5 million. In the fourth quarter of 2011, we purchased the land and building of an existing store location in Southern California which was previously leased, and we acquired land and buildings for our future corporate headquarters in Dublin, California, for a combined total of approximately $100 million.

We are forecasting approximately $450 million in capital expenditures in 2012 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings, and equipment, for building distribution centers and implementing material handling equipment and related systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with available cash and cash flows from operations.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2011	2010	2009
New stores	$114.2	$75.5	$56.6
Existing stores	126.8	60.3	43.1
Distribution	86.1	32.0	30.3
Information systems, corporate, and other	89.2	30.9	28.5
Total capital expenditures	$416.3	$198.7	$158.5

We had no purchases of investments in fiscal 2011, and purchased investments of $6.8 million and $2.9 million in fiscal 2010, and 2009, respectively. We had sales of investments of $4.6 million, $8.6 million, and $24.5 million in fiscal 2011, 2010, and 2009, respectively.

Financing Activities

Net cash used in financing activities was $532.4 million, $410.6 million, and $304.6 million in fiscal 2011, 2010, and 2009, respectively. During fiscal 2011, 2010, and 2009, our liquidity and capital requirements were provided by available cash and cash flows from operations. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but three of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments. We own distribution centers in each of the following cities: Carlisle, Pennsylvania; Moreno Valley, California; and Fort Mill, South Carolina; we own two warehouse facilities, one in Fort Mill, South Carolina and the other in Riverside, California.

We repurchased 11.3 million, 13.5 million, and 14.8 million shares of our common stock for aggregate purchase prices of approximately $450 million, $375 million, and $300 million in fiscal 2011, 2010, and 2009, respectively. In January 2011, our Board of Directors approved a two-year $900 million stock repurchase program for fiscal 2011 and 2012.

In January 2012, our Board of Directors declared a quarterly cash dividend of $.14 per common share, payable on March 30, 2012. Our Board of Directors declared quarterly cash dividends of $.11 per common share in January, May, August, and November 2011, cash dividends of $.08 per common share in January, May, August, and November 2010, and cash dividends of $.055 per common share in January, May, August, and November 2009.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank, and other credit lines to meet our capital and liquidity requirements, including lease payment obligations in 2012.

In March 2011, we entered into a new $600 million unsecured, revolving credit facility. This credit facility, which replaced our previous $600 million revolving credit facility, expires in March 2016. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. As of January 28, 2012, our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of January 28, 2012:

	Less than 1			After 5
($000)	year	1 - 3 years	3 - 5 years	years	Total[1]
Senior notes	$-	$-	$-	$150,000	$150,000
Interest payment obligations	9,668	19,335	19,335	30,860	79,198
Operating leases:
Rent obligations	364,788	711,005	492,481	444,571	2,012,845
Synthetic leases	5,223	1,714	-	-	6,937
Other synthetic lease obligations	989	56,183	-	-	57,172
Purchase obligations	1,237,333	5,291	47	-	1,242,671
Total contractual obligations	$1,618,001	$793,528	$511,863	$625,431	$3,548,823

1We have a $53.5 million liability for unrecognized tax benefits that is included in other long-term liabilities on our consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of January 28, 2012, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We lease our buying offices, corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but three of our store locations. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

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

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. As of January 28, 2012, we have accrued approximately $4.6 million related to an estimated shortfall in the residual value guarantee recorded in accrued expenses and other in the accompanying consolidated balance sheets. The synthetic lease agreement includes a prepayment penalty for early payoff of the lease. Our contractual obligation of $56 million is included in Other synthetic lease obligations in the above table.

We have also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of January 28, 2012 we have approximately $1.4 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and other and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

We lease three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2013 and 2014. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2013. The leases for all three of these warehouses contain renewal provisions. We also own a 423,000 square foot warehouse in Fort Mill, South Carolina and a 449,000 square foot warehouse in Riverside, California. All five of these warehouses are used to store our packaway inventory. We also lease a 10-acre parcel that has been developed for trailer parking adjacent to our Perris, California distribution center.

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

Purchase obligations. As of January 28, 2012 we had purchase obligations of approximately $1,243 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,172 million represent purchase obligations of less than one year as of January 28, 2012.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at January 28, 2012:

	Amount of Commitment Expiration Per Period
	Less than 1				Total amount
($000)	year	1 - 3 years	3 - 5 years	After 5 years	committed
Revolving credit facility	$-	$-	$600,000	$-	$600,000
Total commercial commitments	$-	$-	$600,000	$-	$600,000

For additional information relating to this credit facility, refer to note D of Notes to the Consolidated Financial Statements.

Revolving credit facility. At January 28, 2012, we had available a $600 million unsecured revolving credit facility with our banks. This credit facility expires in March 2016 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this credit facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of January 28, 2012 we had no borrowings outstanding or letters of credits issued under this facility and were in compliance with the covenants. As of January 28, 2012, our $600 million credit facility remains in place and available.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of January 28, 2012, we were in compliance with these covenants.

Standby letters of credit and collateral trust. In July 2011, we entered into new standby letters of credit outside of our revolving credit facility and set up a trust to collateralize our insurance obligations. As of January 28, 2012 we had $45.3 million in standby letters of credit which are collateralized by restricted cash and cash equivalents and $21.3 million in a collateral trust consisting of restricted cash, cash equivalents, and investments.

At January 29, 2011, we had $69.6 million in standby letters of credit outstanding issued under our revolving credit facility.

Trade letters of credit. We had $39.9 million and $35.2 million in trade letters of credit outstanding at January 28, 2012 and January 29, 2011, respectively.

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

Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. We purchase manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 49% and 47% of total inventories as of January 28, 2012 and January 29, 2011. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.

Included in the carrying value of our merchandise inventory is a provision for shortage. The shortage reserve is based on historical shortage rates as evaluated through our annual physical merchandise inventory counts and cycle counts. If actual market conditions, markdowns, or shortage are less favorable than those projected by us, or if sales of the merchandise inventory are more difficult than anticipated, additional merchandise inventory write-downs may be required.

Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2011, 2010, or 2009.

Depreciation and amortization expense. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to 12 years for equipment and 20 to 40 years for land improvements and buildings. The cost of leasehold improvements is amortized over the lesser of the useful life of the asset or the applicable lease term.

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

Insurance obligations. We use a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. Our self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported. Should a greater amount of claims occur compared to what is estimated or the costs of medical care increase beyond what was anticipated, our recorded reserves may not be sufficient and additional charges could be required.

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

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2011, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of January 28, 2012.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of January 28, 2012, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we have two outstanding series of unsecured notes held by institutional investors: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of January 28, 2012 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have materially impacted our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended January 28, 2012. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Statements of Earnings

	Year ended	Year ended	Year ended
($000, except per share data)	January 28, 2012	January 29, 2011	January 30, 2010
Sales	$8,608,291	$7,866,100	$7,184,213

Costs and Expenses
Costs of goods sold	6,240,760	5,729,735	5,327,278
Selling, general and administrative	1,304,065	1,229,775	1,130,813
Interest expense, net	10,322	9,569	7,593
Total costs and expenses	7,555,147	6,969,079	6,465,684

Earnings before taxes	1,053,144	897,021	718,529
Provision for taxes on earnings	395,974	342,224	275,772
Net earnings	$657,170	$554,797	$442,757

Earnings per share
Basic	$2.91	$2.35	$1.80
Diluted	$2.86	$2.31	$1.77

Weighted average shares outstanding (000)
Basic	225,915	235,641	245,774
Diluted	229,982	239,805	250,028

Dividends
Cash dividends declared per share	$0.470	$0.350	$0.245

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	January 28, 2012	January 29, 2011
Assets
Current Assets
Cash and cash equivalents	$649,835	$833,924
Short-term investments	658	3,204
Accounts receivable	50,848	45,384
Merchandise inventory	1,130,070	1,086,917
Prepaid expenses and other	87,362	63,807
Deferred income taxes	5,598	10,003
Total current assets	1,924,371	2,043,239

Property and Equipment
Land and buildings	338,027	241,138
Fixtures and equipment	1,408,647	1,258,707
Leasehold improvements	657,312	584,306
Construction-in-progress	131,881	69,237
	2,535,867	2,153,388
Less accumulated depreciation and amortization	1,294,145	1,169,612
Property and equipment, net	1,241,722	983,776
Long-term investments	5,602	14,082
Other long-term assets	129,514	75,107
Total assets	$3,301,209	$3,116,204

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$761,717	$767,455
Accrued expenses and other	304,654	292,174
Accrued payroll and benefits	248,552	235,030
Income taxes payable	31,129	57,661
Total current liabilities	1,346,052	1,352,320

Long-term debt	150,000	150,000
Other long-term liabilities	203,625	189,989
Deferred income taxes	108,520	91,203

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share	2,269	2,362
Authorized 600,000,000 shares
Issued and outstanding 226,864,000 and
236,126,000 shares, respectively.
Additional paid-in capital	788,895	739,545
Treasury stock	(62,262)	(46,408)
Accumulated other comprehensive income	635	488
Retained earnings	763,475	636,705
Total stockholders’ equity	1,493,012	1,332,692
Total liabilities and stockholders’ equity	$3,301,209	$3,116,204

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

					Accumulated
			Additional		other
	Common stock		paid-in	Treasury	comprehensive	Retained
(000)	Shares	Amount	capital	stock	income (loss)	earnings	Total
Balance at January 31, 2009	254,692	$2,546	$624,844	$(30,819)	$(1,174)	$400,972	$996,369
Comprehensive income:
Net earnings	-	-	-	-	-	442,757	442,757
Unrealized investment gain, net	-	-	-	-	1,344	-	1,344
Total comprehensive income							444,101
Common stock issued under stock
plans, net of shares
used for tax withholding	5,916	60	49,333	(6,045)	-	-	43,348
Tax benefit from equity issuance	-	-	8,582	-	-	-	8,582
Stock-based compensation	-	-	25,746	-	-	-	25,746
Common stock repurchased	(14,750)	(148)	(27,826)	-	-	(272,026)	(300,000)
Dividends declared	-	-	-	-	-	(60,853)	(60,853)
Balance at January 30, 2010	245,858	$2,458	$680,679	$(36,864)	$170	$510,850	$1,157,293
Comprehensive income:
Net earnings	-	-	-	-	-	554,797	554,797
Unrealized investment gain, net	-	-	-	-	318	-	318
Total comprehensive income							555,115
Common stock issued under stock
plans, net of shares
used for tax withholding	3,728	38	36,442	(9,544)	-	-	26,936
Tax benefit from equity issuance	-	-	15,412	-	-	-	15,412
Stock-based compensation	-	-	36,551	-	-	-	36,551
Common stock repurchased	(13,460)	(134)	(29,539)	-	-	(345,327)	(375,000)
Dividends declared	-	-	-	-	-	(83,615)	(83,615)
Balance at January 29, 2011	236,126	$2,362	$739,545	$(46,408)	$488	$636,705	$1,332,692
Comprehensive income:
Net earnings	-	-	-	-	-	657,170	657,170
Unrealized investment gain, net	-	-	-	-	147	-	147
Total comprehensive income							657,317
Common stock issued under stock
plans, net of shares
used for tax withholding	2,002	20	17,270	(15,854)	-	-	1,436
Tax benefit from equity issuance	-	-	19,040	-	-	-	19,040
Stock-based compensation	-	-	40,404	-	-	-	40,404
Common stock repurchased	(11,264)	(113)	(27,364)	-	-	(422,523)	(450,000)
Dividends declared	-	-	-	-	-	(107,877)	(107,877)
Balance at January 28, 2012	226,864	$2,269	$788,895	$(62,262)	$635	$763,475	$1,493,012

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended	Year ended	Year ended
($000)	January 28, 2012	January 29, 2011	January 30, 2010
Cash Flows From Operating Activities
Net earnings	$657,170	$554,797	$442,757
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	159,892	160,693	159,043
Stock-based compensation	40,404	36,551	25,746
Deferred income taxes	21,722	(17,977)	16,113
Tax benefit from equity issuance	19,040	15,412	8,582
Excess tax benefit from stock-based compensation	(18,180)	(14,746)	(7,291)
Change in assets and liabilities:
Merchandise inventory	(43,153)	(214,419)	8,560
Other current assets	(10,329)	(6,339)	(6,441)
Accounts payable	(11,614)	102,851	115,893
Other current liabilities	(2,109)	52,594	118,980
Other long-term, net	7,262	3,649	6,442
Net cash provided by operating activities	820,105	673,066	888,384

Cash Flows From Investing Activities
Additions to property and equipment	(416,271)	(198,651)	(158,487)
Increase in restricted cash and investments	(60,086)	-	-
Proceeds from sales of property and equipment	-	-	10
Purchases of investments	-	(6,842)	(2,904)
Proceeds from investments	4,589	8,648	24,548
Net cash used in investing activities	(471,768)	(196,845)	(136,833)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	18,180	14,746	7,291
Issuance of common stock related to stock plans	17,290	36,479	49,393
Treasury stock purchased	(15,854)	(9,544)	(6,045)
Repurchase of common stock	(450,000)	(375,000)	(300,000)
Dividends paid	(102,042)	(77,321)	(55,202)
Net cash used in financing activities	(532,426)	(410,640)	(304,563)

Net (decrease) increase in cash and cash equivalents	(184,089)	65,581	446,988

Cash and cash equivalents:
Beginning of year	833,924	768,343	321,355
End of year	$649,835	$833,924	$768,343

Supplemental Cash Flow Disclosures
Interest paid	$9,668	$9,668	$9,668
Income taxes paid	$370,074	$330,589	$201,232

Non-Cash Investing Activities
Increase in fair value of investment securities	$226	$490	$1,435

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2011, the Company operated 1,037 Ross Dress for Less® (“Ross”) locations in 29 states, the District of Columbia, and Guam, and 88 dd’s DISCOUNTS® stores in seven states, all of which are supported by four distribution centers. The Company’s headquarters, one buying office, two distribution centers, one warehouse, and 26% of its stores are located in California.

Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 are referred to as fiscal 2011, fiscal 2010, and fiscal 2009, respectively, and had 52 weeks.

Stock dividend. On November 16, 2011, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock issued in the form of a stock dividend. Stockholders of record as of November 29, 2011 were issued one additional share of common stock on December 15, 2011 for each share held. All share and per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.

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

Purchase obligations. As of January 28, 2012, the Company had purchase obligations of approximately $1,243 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,172 million represent purchase obligations of less than one year as of January 28, 2012.

Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments to serve as collateral for certain of the Company’s insurance obligations. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. As of January 28, 2012, the Company had cash and cash equivalents of $61.1 million and investments of $5.7 million in restricted accounts. As of January 28, 2012 restricted cash, cash equivalents, and investments of $18.7 million and $48.1 million were included in prepaid expenses and other and other long-term assets, respectively, in the Consolidated Balance Sheet. The classification between current and long-term is based on the timing of expected payments of the secured insurance obligations.

Investments. The Company’s investments are comprised of various debt securities. At January 28, 2012 and January 29, 2011, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their original maturities and the Company’s intent. Investments with an original maturity of less than one year are classified as short-term. See Note B for additional information.

Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in the Company's warehouses until a later date. The timing of the release of packaway inventory to the stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 49% and 47% of total inventories as of January 28, 2012 and January 29, 2011. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory. The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts.

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

Prepaid expenses and other. Prepaid expenses and other as of January 28, 2012 and January 29, 2011 consisted of the following:

($000)	2011	2010
Restricted cash and investments	$18,689	$--
Prepaid expenses	68,673	63,807
Total	$87,362	$63,807

Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to 12 years for equipment and 20 to 40 years for land improvements and buildings. Depreciation and amortization expense on property and equipment was $159.9 million, $160.7 million, and $159.0 million for fiscal 2011, 2010, and 2009, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs, net of amortization, of $137.1 million and $102.0 million at January 28, 2012 and January 29, 2011, respectively, are included in fixtures and equipment and are amortized over their estimated useful life, generally ranging from five to seven years. The Company capitalizes interest during the construction period. Interest capitalized was $0.5 million and $0.1 million in fiscal 2011 and fiscal 2010, respectively.

In the fourth quarter of 2011, the Company purchased the land and building of an existing store location in Southern California which was previously leased, and acquired the land and buildings for its future corporate headquarters in Dublin, California, for a combined total of approximately $100 million.

Other long-term assets. Other long-term assets as of January 28, 2012 and January 29, 2011 consisted of the following:

($000)	2011	2010
Deferred compensation (Note B)	$67,459	$63,569
Restricted cash and investments	48,059	--
Goodwill	2,889	2,889
Deposits	4,115	3,835
Other	6,992	4,814
Total	$129,514	$75,107

Other assets are principally comprised of prepaid rent and other long-term prepayments.

Property, other long-term assets, and certain identifiable intangibles that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2011, 2010, and 2009, no impairment charges were recorded.

Store closures. The Company continually reviews the operating performance of individual stores. For stores that are closed, the Company records a liability for future minimum lease payments net of estimated sublease recoveries and related ancillary costs at the time the liability is incurred. In 2011, the Company closed ten Ross stores. In 2010, the Company closed six Ross stores. The lease loss liability related to certain of these closed stores was $3.0 million and $4.9 million, as of January 28, 2012 and January 29, 2011, respectively. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $78.9 million and $53.4 million at January 28, 2012 and January 29, 2011, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of January 28, 2012 and January 29, 2011 consisted of the following:

($000)	2011	2010
Workers’ compensation	$74,773	$67,425
General liability	27,375	25,490
Medical plans	3,220	3,344
Total	$105,368	$96,259

Workers’ compensation and self-insured medical plan liabilities are included in accrued payroll and benefits, and accruals for general liability are included in accrued expenses and other in the accompanying consolidated balance sheets.

Other long-term liabilities. Other long-term liabilities as of January 28, 2012 and January 29, 2011 consisted of the following:

($000)	2011	2010
Deferred compensation	$67,459	$63,569
Deferred rent	59,444	58,989
Income taxes (See Note F)	53,534	41,784
Tenant improvement allowances	21,287	22,392
Other	1,901	3,255
Total	$203,625	$189,989

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

Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of gift cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s gift cards do not have expiration dates. Based upon historical redemption rates, a small percentage of gift cards will never be redeemed, which represents breakage. The Company recognizes income from gift card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant in fiscal 2011, 2010, and 2009.

Sales tax collected is not recognized as revenue and is included in accrued expenses and other.

Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in accrued expenses and other in the consolidated balance sheets. The allowance for sales returns consists of the following:

($000)	Beginning balance	Additions	Returns	Ending balance
Year ended:
January 28, 2012	$5,869	$606,293	$(605,736)	$6,426
January 29, 2011	$5,344	$558,361	$(557,836)	$5,869
January 30, 2010	$4,702	$506,249	$(505,607)	$5,344

Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred. Advertising costs for fiscal 2011, 2010, and 2009 were $59.9 million, $54.3 million, and $53.5 million, respectively.

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

In fiscal 2011, 2010, and 2009 there were 5,900, 6,400, and 39,600 weighted average shares, respectively, that could potentially dilute basic EPS in the future that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

		Effect of dilutive
		common stock
Shares in (000s)	Basic EPS	equivalents	Diluted EPS
2011
Shares	225,915	4,067	229,982
Amount	$2.91	$(0.05)	$2.86

2010
Shares	235,641	4,164	239,805
Amount	$2.35	$(0.04)	$2.31

2009
Shares	245,774	4,254	250,028
Amount	$1.80	$(0.03)	$1.77

Sales mix. The Company’s sales mix is shown below for fiscal 2011, 2010, and 2009:

	2011	2010	2009
Ladies	29%	29%	30%
Home Accents and Bed and Bath	25%	25%	24%
Men’s	13%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	12%	13%
Shoes	12%	12%	11%
Children’s	8%	9%	9%
Total	100%	100%	100%

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

Note B: Investments and Restricted Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of January 28, 2012 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,080	$501	$(78)	$5,503	$401	$5,102
Mortgage-backed securities	728	29	-	757	257	500
Total investments	5,808	530	(78)	6,260	658	5,602

Restricted Investments
Corporate securities	1,357	94	-	1,451	-	1,451
U.S. government and agency
securities	3,769	431	-	4,200	-	4,200
Total restricted investments	5,126	525	-	5,651	-	5,651

Total	$10,934	$1,055	$(78)	$11,911	$658	$11,253

The amortized cost and fair value of the Company’s available-for-sale securities as of January 29, 2011 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$7,465	$634	$(37)	$8,062	$300	$7,762
U.S. government and agency
securities	7,959	77	(5)	8,031	2,366	5,665
Mortgage-backed securities	1,111	82	-	1,193	538	655
Total	$16,535	$793	$(42)	$17,286	$3,204	$14,082

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

Assets measured at fair value at January 28, 2012 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	January 28,	assets	inputs	inputs
($000)	2012	(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$5,503	$-	$5,503	$-
Mortgage-backed securities	757	-	757	-
Total investments	6,260	-	6,260	-

Restricted Investments
Corporate securities	1,451	-	1,451	-
U.S. government and agency securities	4,200	4,200	-	-
Total restricted investments	5,651	4,200	1,451	-

Total assets measured at fair value	$11,911	$4,200	$7,711	$-

Assets measured at fair value at January 29, 2011 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	January 29,	assets	inputs	inputs
($000)	2011	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$8,062	$-	$8,062	$-
U.S. government and agency securities	8,031	8,031	-	-
Mortgage-backed securities	1,193	-	1,193	-
Total assets measured at fair value	$17,286	$8,031	$9,255	$-

The maturities of investment securities at January 28, 2012 were:

	Investments		Restricted Investments
		Estimated		Estimated
($000)	Cost basis	fair value	Cost basis	fair value
Maturing in one year or less	$639	$658	$-	$-
Maturing after one year through five years	4,070	4,269	1,500	1,600
Maturing after five years through ten years	1,099	1,333	3,626	4,051
Total	$5,808	$6,260	$5,126	$5,651

The underlying assets in the Company’s non-qualified deferred compensation program totaling $67.5 million and $63.6 million as of January 28, 2012 and January 29, 2011, respectively (included in other long-term assets and in other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $57.8 million and $54.9 million as of January 28, 2012 and January 29, 2011, respectively. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $9.7 million and $8.7 million as of January 28, 2012 and January 29, 2011, respectively. Fair market value for these Level 2 funds is the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-based Compensation

For fiscal 2011, 2010, and 2009, the Company recognized stock-based compensation expense as follows:

($000)	2011	2010	2009
Restricted stock	$22,994	$22,387	$17,791
Performance awards	15,944	11,641	5,003
ESPP and stock options	1,466	2,523	2,952
Total	$40,404	$36,551	$25,746

Capitalized stock-based compensation cost was not significant in any year.

No stock options were granted during fiscal 2011, 2010, or 2009. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date. At January 28, 2012, the Company had one stock-based compensation plan, which is further described in Note H.

Total stock-based compensation recognized in the Company’s consolidated statements of earnings for fiscal 2011, 2010, and 2009 is as follows:

Statements of Earnings Classification ($000)	2011	2010	2009
Cost of goods sold	$17,670	$15,665	$11,912
Selling, general and administrative	22,734	20,886	13,834
Total	$40,404	$36,551	$25,746

Note D: Debt

Senior notes. The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of January 28, 2012 of approximately $190 million is estimated by obtaining comparable market quotes. The senior notes are subject to prepayment penalties for early payment of principal.

Revolving credit facility. In March 2011, the Company entered into a new $600 million unsecured, revolving credit facility. This credit facility, which replaced the Company’s previous $600 million revolving credit facility, expires in March 2016 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. The Company had no borrowings outstanding or letters of credit issued under this facility as of January 28, 2012. As of January 28, 2012, the Company’s $600 million credit facility remains in place and available.

At January 29, 2011, the Company had a $600 million unsecured, revolving credit facility. Interest pricing on this facility was LIBOR plus 45 basis points and contained a $300 million sublimit for issuance of standby letters of credit, of which $230.4 million was available.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of January 28, 2012, the Company was in compliance with these covenants.

Standby letters of credit and collateral trust. In July 2011, the Company entered into new standby letters of credit outside of its revolving credit facility and set up a trust to collateralize its insurance obligations. As of January 28, 2012, the Company had $45.3 million in standby letters of credit which are collateralized by restricted cash and cash equivalents and $21.3 million in a collateral trust consisting of restricted cash, cash equivalents, and investments.

At January 29, 2011, the Company had $69.6 million in outstanding standby letters of credit issued under its revolving credit facility.

Trade letters of credit. The Company also had $39.9 million and $35.2 million in trade letters of credit outstanding at January 28, 2012 and January 29, 2011, respectively.

Note E: Leases

The Company leases all but three of its store sites with original, non-cancelable terms that in general range from three to ten years. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals and for payment of certain expenses. In addition, some store leases also have provisions for additional rent based on a percentage of sales.

The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years and the Company typically has options to renew the leases for two to three one-year periods. Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term. The Company’s obligation under the residual value guarantee at the end of the respective lease terms is $1.2 million.

The Company also leases a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million ten-year synthetic lease facility that expires in July 2013. Rent expense on this distribution center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, the Company must refinance the distribution facility, purchase it at the amount of the then-outstanding lease balance, or sell it to a third party. If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. As of January 28, 2012, the Company has accrued approximately $4.6 million related to an estimated shortfall in the residual value guarantee recorded in accrued expenses and other in the consolidated balance sheets. The synthetic lease agreement includes a prepayment penalty for early payoff of the lease.

The Company has also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of January 28, 2012 the Company had approximately $1.4 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and other, and accrued expenses and other, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

The synthetic lease facilities described above, as well as the Company’s revolving credit facility and senior notes, have covenant restrictions requiring the Company to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on the Company’s actual interest coverage ratios. As of January 28, 2012, the Company was in compliance with these covenants.

The Company leases three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2013 and 2014. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2013. The leases for all three of these warehouses contain renewal provisions. The Company also owns a 423,000 square foot warehouse in Fort Mill, South Carolina and a 449,000 square foot warehouse in Riverside, California. All five of these warehouses are used to store the Company’s packaway inventory. The Company also leases a 10-acre parcel that has been developed for trailer parking adjacent to its Perris, California distribution center.

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

The aggregate future minimum annual lease payments under leases in effect at January 28, 2012 are as follows:

			Residual
	Operating	Synthetic	value
($000)	leases	leases	guarantees	Total leases
2012	$364,788	$5,223	$989	$371,000
2013	380,695	1,714	56,183	438,592
2014	330,310	-	-	330,310
2015	275,470	-	-	275,470
2016	217,011	-	-	217,011
Thereafter	444,571	-	-	444,571
Total minimum lease payments	$2,012,845	$6,937	$57,172	$2,076,954

Total rent expense for all leases was $380.0 million in 2011, $360.4 million in 2010, and $336.5 million in 2009.

Note F: Taxes on Earnings

The provision for income taxes consisted of the following:

($000)	2011	2010	2009
Current
Federal	$343,550	$329,723	$242,111
State	30,702	30,478	17,548
	374,252	360,201	259,659
Deferred
Federal	25,383	(11,139)	13,417
State	(3,661)	(6,838)	2,696
	21,722	(17,977)	16,113
Total	$395,974	$342,224	$275,772

In fiscal 2011, 2010, and 2009, the Company realized tax benefits of $19.0 million, $15.4 million and $8.6 million, respectively, related to employee equity programs that were credited to additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. Differences are as follows:

	2011	2010	2009
Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit) and other, net	3%	3%	3%
Total	38%	38%	38%

The components of deferred income taxes at January 28, 2012 and January 29, 2011 are as follows:

($000)	2011	2010
Deferred Tax Assets
Accrued liabilities	$43,215	$27,309
Deferred compensation	34,736	32,131
Stock-based compensation	16,969	13,772
Deferred rent	13,115	11,003
California franchise taxes	11,286	8,493
Employee benefits	10,074	2,754
Other	3,260	9,406
	132,655	104,868
Deferred Tax Liabilities
Depreciation	(199,119)	(150,042)
Merchandise inventory	(20,129)	(21,046)
Supplies	(9,024)	(8,266)
Prepaid expenses	(7,305)	(6,714)
	(235,577)	(186,068)
Net Deferred Tax Liabilities	$(102,922)	$(81,200)

Classified as:
Current net deferred tax asset	$5,598	$10,003
Long-term net deferred tax liability	(108,520)	(91,203)
Net Deferred Tax Liabilities	$(102,922)	$(81,200)

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest) at fiscal 2011, 2010, and 2009 are as follows:

($000)	2011	2010	2009
Unrecognized tax benefits - beginning of year	$43,990	$33,349	$26,338
Gross increases:
Tax positions in current period	9,245	8,957	7,314
Tax positions in prior period	12,193	4,343	2,308
Gross decreases:
Tax positions in prior periods	(4,491)	-	-
Lapse of statute limitations	(682)	(1,348)	(1,731)
Settlements	(3,731)	(1,311)	(880)
Unrecognized tax benefits - end of year	$56,524	$43,990	$33,349

At the end of fiscal 2011, 2010, and 2009, the reserves for unrecognized tax benefits (net of federal tax benefits) were $53.5 million, $41.8 million, and $33.6 million inclusive of $12.0 million, $12.0 million, and $10.0 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $36.0 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $1.2 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2008 through 2011. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2007 through 2011. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $8.7 million, $8.2 million, and $7.6 million in fiscal 2011, 2010, and 2009, respectively.

The Company also has an Incentive Compensation Plan which provides cash awards to key management and employees based on Company and individual performance.

The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $67.5 million and $63.6 million at January 28, 2012 and January 29, 2011, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $67.5 million and $63.6 million at January 28, 2012 and January 29, 2011, respectively, included in other long-term liabilities in the consolidated balance sheets.

In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $5.7 million and $4.9 million is included in accrued liabilities and other in the accompanying consolidated balance sheets as of January 28, 2012 and January 29, 2011, respectively.

Note H: Stockholders' Equity

Common stock. The Company repurchased 11.3 million, 13.4 million, and 14.8 million shares of common stock for aggregate purchase prices of approximately $450 million, $375 million, and $300 million in fiscal 2011, 2010, and 2009, respectively. In January 2011, the Company’s Board of Directors approved a two-year $900 million stock repurchase program for fiscal 2011 and 2012.

The following table summarizes the Company’s stock repurchase activity in fiscal 2011, 2010, and 2009:

	Shares repurchased	Average repurchase	Repurchased
Fiscal Year	(in millions)	price	(in millions)
2011	11.3	$39.95	$450
2010	13.4	$27.86	$375
2009	14.8	$20.34	$300

Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Dividends. In January 2012, the Company’s Board of Directors declared a quarterly cash dividend of $.14 per common share, payable on March 30, 2012. The Company’s Board of Directors declared quarterly cash dividends of $.11 per common share in January, May, August, and November 2011, cash dividends of $.08 per common share in January, May, August, and November 2010, and cash dividends of $.055 per common share in January, May, August, and November 2009.

2008 Equity Incentive Plan. In 2008, the Company’s stockholders approved the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 16.5 million shares of the Company’s common stock, of which 12.0 million shares can be issued as full value awards. The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of January 28, 2012, there were 7.8 million shares that remained available for grant under the 2008 Plan.

A summary of the stock option activity for fiscal 2011 is presented below.

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 29, 2011	3,218	$12.76
Granted	-	-
Exercised	(793)	11.33
Forfeited	(7)	10.98
Outstanding at January 28, 2012, all vested	2,418	$13.24	2.77	$91,536

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 28, 2012 (number of shares in thousands):

			Options outstanding and exercisable
			Number of	Remaining	Exercise
Exercise price range			shares	life	price
$8.19	to	$12.23	681	1.48	$10.89
12.27	to	13.91	730	3.44	13.53
13.92	to	14.57	613	3.15	14.31
14.59	to	16.43	394	3.18	15.09
$8.19	to	$16.43	2,418	2.77	$13.24

A summary of the restricted stock activity for fiscal 2011 is presented below:

		Weighted
		average
	Number of	grant date
(000, except per share data)	shares	fair value
Unvested at January 29, 2011	5,671	$18.50
Awarded	1,603	32.91
Released	(1,725)	17.00
Forfeited	(196)	20.16
Unvested at January 28, 2012	5,353	$23.23

The market value of restricted shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years. The unamortized compensation expense at January 28, 2012 and January 29, 2011 was $67.5 million and $56.8 million, respectively, which is expected to be recognized over a weighted average remaining period of 2.0 years. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2011 (or $51.09), was $273.5 million. A total of 7,811,000, 8,770,000, and 9,886,000 shares were available for new restricted stock awards at the end of fiscal 2011, 2010, and 2009, respectively. During fiscal 2011, 2010, and 2009, shares purchased by the Company for tax withholding totaled 442,000, 350,000, and 326,000 shares, respectively, and are considered treasury shares which are available for reissuance. As of January 28, 2012 and January 29, 2011, the Company held 3,354,000 and 2,932,000 shares of treasury stock, respectively.

Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of common stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period, which is the Company’s fiscal year. If attained, the common stock then issued vests over the service period, generally three years from the date the performance award was granted. The Company issued approximately 467,000, 656,000, and 792,000 shares in settlement of the fiscal 2011, 2010, and 2009 awards.

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

During fiscal 2011, 2010, and 2009, employees purchased approximately 243,000, 292,000, and 332,000 shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $34.24, $23.74, and $17.38, respectively. Through January 28, 2012, approximately 18,723,000 shares had been issued under this plan and 1,277,000 shares remained available for future issuance.

Note I: Related Party Transactions

The Company has a consulting agreement with Norman Ferber, its Chairman of the Board of Directors, under which the Company pays him an annual consulting fee of $1.3 million through May 2016. In addition, the agreement provides for administrative support and health and other benefits for the individual and his dependents, which totaled approximately $0.2 million in fiscal 2011, 2010, and 2009, along with amounts to cover premiums through May 2016 on a life insurance policy with a death benefit of $2.0 million. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.

Note J: Litigation, Claims, and Assessments

Like many California retailers, the Company has been named in class action lawsuits regarding wage and hour claims. Class action litigation involving allegations that hourly associates have missed meal and/or rest break periods, as well as allegations of unpaid overtime wages to store managers and assistant store managers at Company stores under state law remains pending as of January 28, 2012.

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

Note K: Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2011 and 2010 is presented in the tables below.

Year ended January 28, 2012:

	Quarter Ended
($000, except per share data)	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Sales	$2,074,576	$2,089,410	$2,046,427	$2,397,878

Cost of goods sold	1,481,206	1,524,307	1,490,213	1,745,034
Selling, general and administrative	309,160	320,885	332,226	341,794
Interest expense, net	2,495	2,569	2,565	2,693
Total costs and expenses	1,792,861	1,847,761	1,825,004	2,089,521
Earnings before taxes	281,715	241,649	221,423	308,357
Provision for taxes on earnings	108,742	93,373	77,454	116,405
Net earnings	$172,973	$148,276	$143,969	$191,952

Earnings per share – basic[1,2]	$0.75	$0.65	$0.64	$0.86
Earnings per share – diluted[1,2]	$0.74	$0.64	$0.63	$0.85

Cash dividends declared per share
on common stock¹	$-	$0.11	$0.11	$0.25	³

Stock price¹
High	$37.01	$41.32	$44.20	$52.38
Low	$32.43	$36.68	$34.25	$42.67

[1] All per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.
[2] Quarterly EPS results may not equal full year amounts due to rounding.
[3] Includes $.11 per share dividend declared in November 2011 and $.14 per share dividend declared in January 2012.

Year ended January 29, 2011:

	Quarter Ended
($000, except per share data)	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
Sales	$1,934,778	$1,911,760	$1,874,320	$2,145,242

Cost of goods sold	1,406,082	1,395,785	1,365,513	1,562,355
Selling, general and administrative	294,472	303,402	312,277	319,624
Interest expense, net	2,388	2,436	2,232	2,513
Total costs and expenses	1,702,942	1,701,623	1,680,022	1,884,492
Earnings before taxes	231,836	210,137	194,298	260,750
Provision for taxes on earnings	89,489	80,861	72,920	98,954
Net earnings	$142,347	$129,276	$121,378	$161,796

Earnings per share – basic[1,2]	$0.59	$0.54	$0.52	$0.70
Earnings per share – diluted[1,2]	$0.58	$0.53	$0.51	$0.69

Cash dividends declared per share
on common stock¹	$-	$0.08	$0.08	$0.19	³

Stock price¹
High	$29.26	$28.85	$29.50	$33.50
Low	$22.60	$25.75	$24.52	$29.80

[1] All per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.
[2] Quarterly EPS results may not equal full year amounts due to rounding.
[3] Includes $.08 per share dividend declared in November 2010 and $.11 per share dividend declared in January 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ross Stores, Inc.

Pleasanton, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. We also have audited the Company’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
March 27, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures,” (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at that reasonable assurance level as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2012.

Our internal control over financial reporting as of January 28, 2012 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 27, 2012, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 16, 2012 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” We have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Merchandising Officer, Chief Development Officer, Chief Operating Officer, Chief Financial Officer, Deputy CFO, Controller, Assistant Controller, Treasurer, Assistant Treasurer, Investor and Media Relations personnel, and other positions that may be designated by the Company. This Code of Ethics is posted on our corporate website (www.rossstores.com) under Corporate Governance in the Investors Section. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation of Directors” and “Executive Compensation” under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “All Other Compensation,” “Perquisites,” “Discussion of Summary Compensation,” “Grants of Plan-Based Awards During Fiscal Year,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” and “Potential Payments Upon Termination or Change in Control.”

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K are incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 28, 2012 (all share and per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011):

	(a)		(c)
	Number of securities	(b)	Number of securities
	to be issued upon	Weighted average	remaining available for
	exercise of	exercise price per	future issuance
	outstanding options	share of outstanding	(excluding securities
Shares in (000s)	and rights	options and rights	reflected in column (a))[1]
Equity compensation
plans approved by
security holders	1,802[2]	$13.67	9,088[3]

Equity compensation
plans not approved by
security holders[4]	616	$11.99	-

Total	2,418	$13.24	9,088

1After approval by stockholders of the 2008 Equity Incentive Plan in May 2008, any shares remaining available for grant in the share reserves of the 2004 Equity Incentive Plan, 1992 Stock Option Plan, the 2000 Equity Plan, the 1991 Outside Directors Stock Option Plan, and the 1988 Restricted Stock Plan were automatically canceled.
2Represents shares reserved for options granted under the prior 1992 Stock Option Plan, the prior 1991 Outside Directors Stock Option Plan, and the 2004 Equity Incentive Plan.
3Includes 1,277,000 shares reserved for issuance under the Employee Stock Purchase Plan and 7,811,000 shares reserved for issuance under the 2008 Equity Incentive Plan.
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

The following consolidated financial statements are included herein under Item 8:

Consolidated Statements of Earnings for the years ended January 28, 2012, January 29, 2011, and January 30, 2010.

Consolidated Balance Sheets at January 28, 2012 and January 29, 2011.

Consolidated Statements of Stockholders' Equity for the years ended January 28, 2012, January 29, 2011, and January 30, 2010.

Consolidated Statements of Cash Flows for the years ended January 28, 2012, January 29, 2011, and January 30, 2010.

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

ROSS STORES, INC.
(Registrant)

Date: March 27, 2012	By:	/s/Michael Balmuth
Michael Balmuth
Vice Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael Balmuth	Vice Chairman and	March 27, 2012
Michael Balmuth	Chief Executive Officer, Director

/s/J. Call	Group Senior Vice President,	March 27, 2012
John G. Call	Chief Financial Officer and
Principal Accounting Officer

/s/Norman A. Ferber	Chairman of the Board, Director	March 27, 2012
Norman A. Ferber

/s/K. Gunnar Bjorklund	Director	March 27, 2012
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 27, 2012
Michael J. Bush

/s/Sharon D. Garrett	Director	March 27, 2012
Sharon D. Garrett

/s/G. Orban	Director	March 27, 2012
George P. Orban

/s/G. L. Quesnel	Director	March 27, 2012
Gregory L. Quesnel

/s/Donald H. Seiler	Director	March 27, 2012
Donald H. Seiler

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1

Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

3.2	Amended and Restated By-laws, as last amended November 16, 2011, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 29, 2011.

3.3	Amendment of Certificate of Incorporation dated July 18, 2011 incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

4.1	Note Purchase Agreement dated October 17, 2006 incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2006.

10.1	Lease dated July 23, 2003 of Certain Property located in Perris, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2003.

10.2	Amended and Restated Revolving Credit Agreement dated March 31, 2004, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.3

Amendment No. 1 to Amended and Restated Revolving Credit Agreement dated July 28, 2006, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.4	Revolving Credit Agreement dated March 3, 2011, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.5 - 10.65)

10.5	Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.6

Amendment to Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.7	Ross Stores, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.8	Fourth Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2000.

10.9	Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan dated November 20, 2007 incorporated by reference to Exhibit 10.6 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2008.

10.10	Fourth Amended and Restated Ross Stores, Inc. 1988 Restricted Stock Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.11	Amended and Restated Ross Stores, Inc. 1991 Outside Directors Stock Option Plan, as amended through January 30, 2003, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2003.

10.12	Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.13	Ross Stores Executive Dental Plan, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.14	Ross Stores Second Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.

10.15	Third Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan effective December 31, 2008 incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.16	Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 29, 2000.

10.17	Ross Stores, Inc. Second Amended and Restated Incentive Compensation Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 12, 2006.

10.18	Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 15, 2004.

10.19	First Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan, effective May 17, 2005, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.20	Second Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan effective March 22, 2007 incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.21	Form of Stock Option Agreement for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.22	Form of Restricted Stock Agreement for stock awards granted pursuant to the Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

10.23	Form of Stock Option Agreement for Non-Employee Directors for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.24	Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 14, 2008.

10.25	Form of Nonemployee Director Equity Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.26	Form of Nonemployee Director Equity Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.27	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.4 to the Form 8- K filed by Ross Stores, Inc. on May 23, 2008.

10.28	Form of Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.5 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.29	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.6 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.30	Form of Notice of Grant of Stock Option and Stock Option Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.7 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.31	Ross Stores, Inc. 2008 Equity Incentive Plan, as Amended Through March 18, 2009 incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.32	Ross Stores, Inc. Restricted Stock Agreement incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.33	Ross Stores, Inc. Restricted Stock Agreement for Nonemployee Director incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.34	Form of Performance Share Award Agreement incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.35	Ross Stores, Inc. Form of Notice of Grant and Performance Share Agreement incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.36	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. on May 1, 2010.

10.37	Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.38	Form of Indemnity Agreement between Ross Stores, Inc. for Directors and Executive Officers, incorporated by reference to Exhibit 10.27 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.39	Forms of Executive Employment Agreement between Ross Stores, Inc. and Executives, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.40	Independent Contractor Consultancy Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.41 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.41	Retirement Benefit Package Agreement effective February 1, 2000 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.42 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2000.

10.42	Amendment to Independent Contractor Consultancy Agreement dated January 10, 2001 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 3, 2001.

10.43	Amendment #2 to the Independent Contractor Consultancy Agreement dated January 7, 2002 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.16 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2002.

10.44	Third Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2003 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 of the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2003.

10.45	Fourth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2004 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.19 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.46	Fifth Amendment to the Independent Contractor Consultancy Agreement effective February 1, 2005 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.20 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2005.

10.47	Sixth Amendment to the Independent Contractor Consultancy Agreement between Norman A. Ferber and Ross Stores, Inc. effective February 1, 2006, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2006.

10.48	Revised and Restated Sixth Amendment to the Independent Contractor Consultancy Agreement executed June 2007 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2007.

10.49	Seventh Amendment to the Independent Contractor Consultancy Agreement executed March 2008 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2008.

10.50	Amended and Restated Independent Contractor Consultancy Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2011.

10.51	Amended and Restated Retirement Benefit Package Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.48 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.52	Amended Independent Contractor Consultancy Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc.

10.53	Amended Retirement Benefits Package Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc.

10.54	Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.55	First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2003.

10.56	Second Amendment to the Employment Agreement effective May 18, 2005 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.57	Third Amendment to the Employment Agreement executed April 2007 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.8 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.58	Restated Third Amendment to the Employment Agreement executed December 29, 2008 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.42 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 30, 2010.

10.59	Fourth Amendment to the Employment Agreement effective June 9, 2009 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.10 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2009, and to Exhibit A-1 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.60	Fifth Amendment to the Employment Agreement effective April 23, 2010 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.61	Sixth Amendment to the Employment Agreement effective June 1, 2011 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.62	Executive Employment Agreement effective March 16, 2011 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.63	Executive Employment Agreement effective March 16, 2011 between John Call and Ross Stores, Inc., incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.64	Executive Employment Agreement effective March 16, 2011 between Michael O’Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.65	Executive Employment Agreement effective March 16, 2011 between James Fassio and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase