Form 10-Q
period 2012-04-28
ROSS STORES INC
filed 2012-06-06
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of Common Stock, with $.01 par value, outstanding on May 17, 2012 was 225,578,030.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
	April 28,	April 30,
($000, except stores and per share data, unaudited)	2012	2011
Sales	$2,356,841	$2,074,576

Costs and Expenses
Costs of goods sold	1,679,127	1,481,206
Selling, general and administrative	337,811	309,160
Interest expense, net	2,232	2,495
Total costs and expenses	2,019,170	1,792,861

Earnings before taxes	337,671	281,715
Provision for taxes on earnings	129,058	108,742
Net earnings	$208,613	$172,973

Earnings per share
Basic	$0.94	$0.75
Diluted	$0.93	$0.74

Weighted average shares outstanding (000)
Basic	221,104	229,528
Diluted	224,929	233,547

Dividends
Cash dividends declared per share	$-	$-

Stores open at end of period	1,146	1,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	April 28,	April 30,
($000, unaudited)	2012	2011
Net earnings	$208,613	$172,973

Other comprehensive income:
Change in unrealized loss on investments, net of tax	(9)	(3)
Comprehensive income	$208,604	$172,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	April 28,	January 28,	April 30,
($000, unaudited)	2012	2012	2011
Assets
Current Assets
Cash and cash equivalents	$741,117	$649,835	$671,005
Short-term investments	463	658	3,275
Accounts receivable	66,632	50,848	61,683
Merchandise inventory	1,134,703	1,130,070	1,172,716
Prepaid expenses and other	104,216	87,362	72,900
Deferred income taxes	11,854	5,598	15,662
Total current assets	2,058,985	1,924,371	1,997,241

Property and Equipment
Land and buildings	342,356	338,027	241,184
Fixtures and equipment	1,471,471	1,408,647	1,281,902
Leasehold improvements	675,796	657,312	595,050
Construction-in-progress	83,291	131,881	85,609
	2,572,914	2,535,867	2,203,745
Less accumulated depreciation and amortization	1,326,313	1,294,145	1,198,071
Property and equipment, net	1,246,601	1,241,722	1,005,674

Long-term investments	5,614	5,602	12,191
Other long-term assets	146,286	129,514	86,888
Total assets	$3,457,486	$3,301,209	$3,101,994

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$830,044	$761,717	$742,600
Accrued expenses and other	284,108	304,654	265,586
Accrued payroll and benefits	148,770	248,552	141,268
Income taxes payable	107,715	31,129	89,340
Total current liabilities	1,370,637	1,346,052	1,238,794

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	211,777	203,625	200,575
Deferred income taxes	114,437	108,520	106,519

Commitments and contingencies

Stockholders’ Equity
Common stock	2,258	2,269	1,171
Additional paid-in capital	826,388	788,895	759,048
Treasury stock	(85,385)	(62,262)	(59,245)
Accumulated other comprehensive income	626	635	485
Retained earnings	866,748	763,475	704,647
Total stockholders’ equity	1,610,635	1,493,012	1,406,106
Total liabilities and stockholders’ equity	$3,457,486	$3,301,209	$3,101,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 28,	April 30,
($000, unaudited)	2012	2011
Cash Flows From Operating Activities
Net earnings	$208,613	$172,973
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	43,136	39,934
Stock-based compensation	11,587	9,894
Deferred income taxes	(339)	9,657
Tax benefit from equity issuance	23,123	10,021
Excess tax benefit from stock-based compensation	(22,662)	(9,727)
Change in assets and liabilities:
Merchandise inventory	(4,633)	(85,799)
Other current assets	(28,890)	(25,392)
Accounts payable	100,177	1,120
Other current liabilities	(33,792)	(80,429)
Other long-term, net	1,010	(1,201)
Net cash provided by operating activities	297,330	41,051

Cash Flows From Investing Activities
Additions to property and equipment	(57,993)	(70,096)
Increase in restricted cash and investments	(13,410)	-
Purchases of investments	(424)	-
Proceeds from investments	618	1,814
Net cash used in investing activities	(71,209)	(68,282)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	22,662	9,727
Issuance of common stock related to stock plans	7,955	5,827
Treasury stock purchased	(23,123)	(12,837)
Repurchase of common stock	(110,614)	(112,500)
Dividends paid	(31,719)	(25,905)
Net cash used in financing activities	(134,839)	(135,688)

Net increase (decrease) in cash and cash equivalents	91,282	(162,919)

Cash and cash equivalents:
Beginning of period	649,835	833,924
End of period	$741,117	$671,005

Supplemental Cash Flow Disclosures
Interest paid	$-	$-
Income taxes paid	$30,258	$54,705

Non-Cash Investing Activities
Decrease in fair value of investment securities	$(13)	$(4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three months ended April 28, 2012 and April 30, 2011
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of April 28, 2012 and April 30, 2011, and the results of operations, comprehensive income, and cash flows for the three month periods then ended. The Condensed Consolidated Balance Sheet as of January 28, 2012, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 28, 2012. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.

The results of operations for the three month periods ended April 28, 2012 and April 30, 2011 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Stock dividend. On December 15, 2011 the Company issued a two-for-one stock split in the form of a 100 percent stock dividend. All share and per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments to serve as collateral for certain of the Company’s insurance obligations. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. As of April 28, 2012, the Company had total restricted cash, cash equivalents, and investments of $80.1 million of which $22.4 million and $57.7 million were included in prepaid expenses and other and other long-term assets, respectively, in the Condensed Consolidated Balance Sheet. The classification between current and long-term is based on the timing of expected payments of the secured insurance obligations.

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. Cash and cash equivalents were $741.1 million, $649.8 million, and $671.0 million at April 28, 2012, January 28, 2012, and April 30, 2011, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Sales Mix. The Company’s sales mix is shown below for the three month periods ended April 28, 2012 and April 30, 2011:

	Three Months Ended
	April 28, 2012	April 30, 2011
Ladies	31%	31%
Home accents and bed and bath	23%	24%
Shoes	14%	14%
Accessories, lingerie, fine jewelry, and fragrances	12%	12%
Men's	12%	11%
Children's	8%	8%
Total	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January 2012, the Company’s Board of Directors declared a quarterly cash dividend of $.14 per common share that was paid in March 2012. In January 2011, the Company’s Board of Directors declared a quarterly cash dividend of $.11 per common share that was paid in March 2011.

In May 2012, the Company’s Board of Directors declared a cash dividend of $.14 per common share, payable on June 29, 2012.

Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of gift cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s gift cards do not have expiration dates. Based upon historical redemption rates, a small percentage of gift cards will never be redeemed, which represents breakage. The Company recognizes income from gift card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant for the three month periods ended April 28, 2012 and April 30, 2011. Sales tax collected is not recognized as revenue and is included in accrued expenses and other.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour matters and other employment laws. Class action litigation remains pending as of April 28, 2012.

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

Note B: Investments and Restricted Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of April 28, 2012 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,105	$484	$(51)	$5,538	$397	$5,141
Mortgage-backed securities	510	29	-	539	66	473
Total investments	5,615	513	(51)	6,077	463	5,614

Restricted Investments
Corporate securities	1,358	81	-	1,439	258	1,181
U.S. government and agency
securities	3,763	421	-	4,184	-	4,184
Total restricted investments	5,121	502	-	5,623	258	5,365

Total	$10,736	$1,015	$(51)	$11,700	$721	$10,979

The amortized cost and fair value of the Company’s available-for-sale securities as of January 28, 2012 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,080	$501	$(78)	$5,503	$401	$5,102
Mortgage-backed securities	728	29	-	757	257	500
Total investments	5,808	530	(78)	6,260	658	5,602

Restricted Investments
Corporate securities	1,357	94	-	1,451	-	1,451
U.S. government and agency
securities	3,769	431	-	4,200	-	4,200
Total restricted investments	5,126	525	-	5,651	-	5,651

Total	$10,934	$1,055	$(78)	$11,911	$658	$11,253

The amortized cost and fair value of the Company’s available-for-sale securities as of April 30, 2011 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Corporate securities	$7,170	$608	$(33)	$7,745	$-	$7,745
U.S. Government and agency
securities	6,589	80	-	6,669	2,809	3,860
Mortgage-backed securities	961	91	-	1,052	466	586
Total	$14,720	$779	$(33)	$15,466	$3,275	$12,191

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

Investments and restricted investments measured at fair value at April 28, 2012 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	April 28,	assets	inputs	inputs
($000)	2012	(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$5,538	$-	$5,538	$-
Mortgage-backed securities	539		539	-
Total investments	6,077	-	6,077	-

Restricted Investments
Corporate securities	1,439	-	1,439	-
U.S. government and agency securities	4,184	4,184	-	-
Total restricted investments	5,623	4,184	1,439	-

Total assets measured at fair value	$11,700	$4,184	$7,516	$-

Investments and restricted investments measured at fair value at January 28, 2012 are summarized below:

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

Investments measured at fair value at April 30, 2011 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	April 30,	assets	inputs	inputs
($000)	2011	(Level 1)	(Level 2)	(Level 3)
Corporate securities	$7,745	$-	$7,745	$-
U.S. Government and agency securities	6,669	6,669	-	-
Mortgage-backed securities	1,052	-	1,052	-
Total assets measured at fair value	$15,466	$6,669	$8,797	$-

The future maturities of investment securities at April 28, 2012 were:

	Investments		Restricted Investments
		Estimated		Estimated
($000)	Cost basis	fair value	Cost basis	fair value
Maturing in one year or less	$450	$463	$248	$258
Maturing after one year through five years	4,066	4,274	1,954	2,138
Maturing after five years through ten years	1,099	1,340	2,919	3,227
	$5,615	$6,077	$5,121	$5,623

The underlying assets in the Company’s non-qualified deferred compensation program totaling $75.3 million and $72.7 million as of April 28, 2012 and April 30, 2011, respectively (included in other long-term assets and in other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $63.8 million and $62.9 million as of April 28, 2012 and April 30, 2011, respectively. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $11.5 million and $9.8 million as of April 28, 2012 and April 30, 2011, respectively. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

Stock-based compensation. For the three month periods ended April 28, 2012 and April 30, 2011, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
	April 28,	April 30,
($000)	2012	2011
Restricted stock	$6,748	$5,478
Performance awards	4,396	4,074
ESPP	443	342
Total	$11,587	$9,894

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the three month periods ended April 28, 2012 and April 30, 2011 is as follows:

	Three Months Ended
	April 28,	April 30,
Statements of Earnings Classification ($000)	2012	2011
Cost of goods sold	$4,991	$4,529
Selling, general and administrative	6,596	5,365
Total	$11,587	$9,894

Restricted stock. The Company grants restricted shares to directors, officers, and key employees. The market value of restricted shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years.

During the quarter ended April 28, 2012, shares purchased by the Company for tax withholding totaled approximately 406,000 shares and are considered treasury shares which are available for reissuance. As of April 28, 2012, shares subject to repurchase related to unvested restricted stock totaled 4.9 million shares.

		Weighted
		average
	Number of	grant date
(000, except per share data)	shares	fair value
Unvested at January 28, 2012	5,353	$23.23
Awarded	771	47.02
Released	(1,216)	18.69
Forfeited	(7)	20.38
Unvested at April 28, 2012	4,901	$28.13

The unamortized compensation expense for all plans at April 28, 2012 was $93.4 million which is expected to be recognized over a weighted-average remaining period of 2.3 years. The unamortized compensation expense for all plans at April 30, 2011 was $80.0 million which is expected to be recognized over a weighted-average remaining period of 2.4 years.

Performance shares. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock or restricted stock units on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock or units then issued vest over a service period, generally two to three years from the date the performance award was granted. Shares related to restricted stock units earned are deferred for release generally one year from the date earned. During the quarter ended April 28, 2012, the Company issued approximately 467,000 restricted shares and 151,000 restricted stock units in settlement of the fiscal 2011 awards. The Company issued approximately 656,000 restricted shares during the quarter ended April 30, 2011 in settlement of the fiscal 2010 awards.

Employee stock purchase plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible employees participating in the quarterly offering period can choose to have up to the lesser of 10% or $21,250 of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the closing market price on the date of purchase. In addition, purchases occur on a quarterly basis (on the last trading day of each calendar quarter). The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Stock option activity. The following table summarizes stock option activity for the three month period ended April 28, 2012:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 28, 2012	2,418	$13.24
Granted	-	-
Exercised	(459)	11.86
Forfeited	-	-

Outstanding at April 28, 2012, all vested	1,959	$13.56	2.74	$95,322

No stock options were granted during the three month periods ended April 28, 2012 and April 30, 2011.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of April 28, 2012 (number of shares in thousands):

			Options outstanding and exercisable
			Number of	Remaining	Exercise
Exercise price range			shares	life	price
$8.19	to	$13.36	499	1.72	$11.29
13.37	to	13.91	493	3.55	13.84
13.92	to	14.35	513	2.78	14.29
14.36	to	16.43	454	2.95	14.94
$8.19	to	$16.43	1,959	2.74	$13.56

Note D: Earnings Per Share

Basic Earnings Per Share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options, and unvested shares of both performance and non-performance based awards of restricted stock and restricted stock units.

For the three month period ended April 28, 2012, 4,000 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented. For the three month period ended April 30, 2011 no shares were excluded.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
		Effect of
		dilutive
		common stock	Diluted
Shares in (000s)	Basic EPS	equivalents	EPS
April 28, 2012
Shares	221,104	3,825	224,929
Amount	$0.94	$(0.01)	$0.93

April 30, 2011
Shares	229,528	4,019	233,547
Amount	$0.75	$(0.01)	$0.74

Note E: Debt

The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of April 28, 2012 of approximately $186 million is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The senior notes are subject to prepayment penalties for early payment of principal.

The Company has a $600 million unsecured, revolving credit facility with an expiration date of March 2016. This credit facility contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. The Company had no borrowings outstanding or letters of credit issued under this facility as of April 28, 2012. As of April 28, 2012, the Company’s $600 million credit facility remains in place and available.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of April 28, 2012, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of April 28, 2012 and April 30, 2011, the reserves for unrecognized tax benefits (net of federal tax benefits) were $53.0 million and $44.5 million inclusive of $10.8 million and $12.5 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $35.9 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $1.1 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2008 through 2011. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2007 through 2011. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of April 28, 2012 and April 30, 2011, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods then ended. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ross Stores, Inc. and subsidiaries as of January 28, 2012, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 6, 2012

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2011. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,051 locations in 30 states, the District of Columbia, and Guam as of April 28, 2012. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. We also operate 95 dd’s DISCOUNTS stores in eight states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices as of April 28, 2012.

Results of Operations

The following table summarizes the financial results for the three month periods ended April 28, 2012 and April 30, 2011:

	Three Months Ended
	April 28, 2012	April 30, 2011
Sales
Sales (millions)	$2,357	$2,075
Sales growth	13.6%	7.2%
Comparable store sales growth	9%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.3%	71.4%
Selling, general and administrative	14.3%	14.9%
Interest expense, net	0.1%	0.1%

Earnings before taxes (as a percent of sales)	14.3%	13.6%

Net earnings (as a percent of sales)	8.9%	8.3%

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

	Three Months Ended
	April 28,	April 30,
	2012	2011
Stores at the beginning of the period	1,125	1,055
Stores opened in the period	23	16
Stores closed in the period	(2)	(3)
Stores at the end of the period	1,146	1,068

Sales. Sales for the three month period ended April 28, 2012 increased $282.3 million, or 14%, compared to the three month period ended April 30, 2011, due to the opening of 78 net new stores between April 30, 2011 and April 28, 2012 and a 9% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Our sales mix for the three month periods ended April 28, 2012 and April 30, 2011 is shown below:

	Three Months Ended
	April 28, 2012	April 30, 2011
Ladies	31%	31%
Home accents and bed and bath	23%	24%
Shoes	14%	14%
Accessories, lingerie, fine jewelry, and fragrances	12%	12%
Men's	12%	11%
Children's	8%	8%
Total	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, to diversify our merchandise mix, and to more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three month period ended April 28, 2012, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended April 28, 2012 increased $197.9 million compared to the same period in the prior year mainly due to increased sales from the opening of 78 net new stores between April 30, 2011 and April 28, 2012 and a 9% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended April 28, 2012 decreased approximately 15 basis points from the same period in the prior year. This improvement was driven primarily by a 35 basis point increase in merchandise gross margin, which included a 10 basis point benefit from a lower shrink accrual. In addition, occupancy expense improved by approximately 20 basis points. These favorable trends more than offset higher distribution costs of 20 basis points related to packaway timing and 10 basis point increases each in freight and buying costs.

We cannot be sure that the gross profit margins realized for the three month period ended April 28, 2012 will continue in the future.

Selling, general and administrative expenses. For the three month period ended April 28, 2012, selling, general and administrative expenses increased $28.7 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 78 net new stores between April 30, 2011 and April 28, 2012.

Selling, general and administrative expenses as a percentage of sales for the three month period ended April 28, 2012 decreased by approximately 55 basis points over the same period in the prior year primarily due to leverage on both store operating costs and general and administrative expenses from the 9% increase in comparable store sales.

Interest expense, net. Net interest expense remained flat for the three month period ended April 28, 2012 compared to the same period in the prior year.

Taxes on earnings. Our effective tax rate for the three month periods ended April 28, 2012 and April 30, 2011 was approximately 38% and 39%, respectively, and represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2012 will be approximately 38%.

Earnings per share. Diluted earnings per share for the three month period ended April 28, 2012 was $0.93 compared to $0.74 in the prior year period. The 26% increase in diluted earnings per share is attributable to a 21% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

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

	Three Months Ended
($000)	April 28, 2012	April 30, 2011
Cash provided by operating activities	$297,330	$41,051
Cash used in investing activities	(71,209)	(68,282)
Cash used in financing activities	(134,839)	(135,688)
Net increase (decrease) in cash and cash equivalents	$91,282	$(162,919)

Operating Activities

Net cash provided by operating activities was $297.3 million and $41.1 million for the three month periods ended April 28, 2012 and April 30, 2011, respectively. The primary sources of cash provided by operating activities for the three month periods ended April 28, 2012 and April 30, 2011 were net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the three month period ended April 28, 2012, compared to the prior year was primarily due to higher accounts payable leverage. The change in total merchandise inventory, net of the related change in accounts payable, resulted in a source of cash of approximately $96 million for the three months ended April 28, 2012 compared to a use of cash of approximately $85 million for the three months ended April 30, 2011. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) increased to 73% as of April 28, 2012 from 67% as of January 28, 2012 as a result of lower packaway inventory.

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

Changes in packaway inventory levels impact our operating cash flow. As of April 28, 2012, packaway inventory had decreased to 45% of total inventory from 49% at the end of fiscal 2011. At the end of the first quarter for fiscal 2011, packaway inventory was 48% of inventory compared to 47% at the end of fiscal 2010.

Investing Activities

Net cash used in investing activities was $71.2 million and $68.3 million for the three month periods ended April 28, 2012 and April 30, 2011, respectively. The increase in cash used for investing activities for the three month period ended April 28, 2012, compared to the three month period ended April 30, 2011 was primarily due to an increase in restricted accounts to serve as collateral for our insurance obligations, partially offset by a decrease in capital expenditures.

Our capital expenditures were approximately $58.0 million and $70.1 million, for the three month periods ended April 28, 2012 and April 30, 2011, respectively. Our capital expenditures include costs for fixtures and leasehold improvements to open new stores, costs to implement information technology systems, build, or expand distribution centers, and various other expenditures related to our stores, buying, and corporate offices. We opened 23 and 16 new stores during the three month periods ended April 28, 2012 and April 30, 2011, respectively. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but three of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments.

We are forecasting between $480 million to $490 million in capital expenditures in fiscal year 2012 to fund expenditures for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings and equipment, for building distribution centers and implementing material handling equipment and related systems, and for various buying and corporate office expenditures. Our planned capital expenditures, as compared to our prior forecast, increased for the year primarily due to additional investments in our distribution network capacity. We expect to fund these expenditures with available cash and cash flows from operations.

We had purchases of investments of $0.4 million for the three month period ended April 28, 2012. We had no purchases of investments for the three month period ended April 30, 2011. We had proceeds from investments of $0.6 million and $1.8 million for the three month periods ended April 28, 2012 and April 30, 2011, respectively.

Financing Activities

Net cash used in financing activities was $134.8 million and $135.7 million for the three month periods ended April 28, 2012 and April 30, 2011. For the three month periods ended April 28, 2012 and April 30, 2011, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We repurchased 2.0 million and 3.2 million shares of common stock for aggregate purchase prices of approximately $110.6 million and $112.5 million during the three month periods ended April 28, 2012, and April 30, 2011, respectively. In January 2011, our Board of Directors approved a two-year $900 million stock repurchase program for fiscal 2011 and 2012.

For the three month periods ended April 28, 2012 and April 30, 2011, we paid dividends of $31.7 million and $25.9 million, respectively.

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

At April 28, 2012, we had a $600 million unsecured, revolving credit facility which expires in March 2016. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. We had no borrowings outstanding on this facility as of April 28, 2012 and April 30, 2011, respectively. As of April 28, 2012, our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of April 28, 2012:

	Less than	1 - 3	3 - 5	After 5
($000)	one year	years	years	years	Total¹
Senior notes	$-	$-	$-	$150,000	$150,000
Interest payment obligations	9,668	19,335	19,335	30,860	79,198
Operating leases:
Rent obligations	368,234	711,784	492,238	458,378	2,030,634
Synthetic leases	4,861	682	-	-	5,543
Other synthetic lease obligations	1,172	56,000	-	-	57,172
Purchase obligations	1,690,982	30,561	141	-	1,721,684
Total contractual obligations	$2,074,917	$818,362	$511,714	$639,238	$4,044,231

1We have a $53.0 million liability for unrecognized tax benefits that is included in other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of April 28, 2012, we were in compliance with these covenants.

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

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. As of April 28, 2012, we have accrued approximately $4.6 million related to an estimated shortfall in the residual value guarantee recorded in accrued expenses and other in the accompanying condensed consolidated balance sheets. The synthetic lease agreement includes a prepayment penalty for early payoff of the lease. Our contractual obligation of $56 million is included in Other synthetic lease obligations in the above table.

We have also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of April 28, 2012, we have approximately $1.2 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

We lease three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2013 and 2014. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2016. The leases for all three of these warehouses contain renewal provisions. We also own a 423,000 square foot warehouse in Fort Mill, South Carolina and a 449,000 square foot warehouse in Riverside, California. All five of these warehouses are used to store our packaway inventory. We also lease a 10-acre parcel that has been developed for trailer parking adjacent to our Perris, California distribution center.

We lease approximately 188,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2014 and 2015 and contain renewal provisions.

We lease approximately 230,000 and 26,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2021 and 2014, respectively, and contain renewal provisions.

Purchase obligations. As of April 28, 2012 we had purchase obligations of approximately $1,722 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,532 million represent purchase obligations of less than one year as of April 28, 2012.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at April 28, 2012:

	Amount of Commitment Expiration Per Period
($000)	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total amount committed
Revolving credit facility	$ -	$ -	$600,000	$ -	$600,000
Total commercial commitments	$ -	$ -	$600,000	$ -	$600,000

For additional information relating to this credit facility, refer to note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. At April 28, 2012, we had available a $600 million unsecured, revolving credit facility with our banks. This credit facility expires in March 2016 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 150 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of April 28, 2012 we had no borrowings outstanding or letters of credits issued under this facility and were in compliance with the covenants.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of April 28, 2012 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility and a trust to collateralize our insurance obligations. As of April 28, 2012, we had $45.3 million in standby letters of credit outstanding which are collateralized by restricted cash and cash equivalents and $34.8 million in a collateral trust consisting of restricted cash, cash equivalents, and investments.

At April 30, 2011, we had $80.6 million in standby letters of credit outstanding issued under our revolving credit facility.

Trade letters of credit. We had $43.1 million and $41.3 million in trade letters of credit outstanding at April 28, 2012 and April 30, 2011, respectively.

Dividends. In May 2012, our Board of Directors declared a cash dividend of $.14 per common share, payable on June 29, 2012.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2012, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 28, 2012.

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

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of April 28, 2012.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of April 28, 2012, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we have two outstanding series of unsecured notes held by institutional investors: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of April 28, 2012 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended April 28, 2012. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2012 first fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our first fiscal quarter of 2012, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2012 is as follows:

			Total number of	Maximum number
			shares	(or approximate
			(or units)	dollar value) of
			purchased as	shares (or units)
	Total number of		part of publicly	that may yet be
	shares	Average price	announced	purchased under
	(or units)	paid per share	plans or	the plans or
Period	purchased[1,2]	(or unit)	programs	programs ($000)[3]
February
(1/29/2012-2/25/2012)	687,522	$ 51.95	677,443	$ 414,800
March
(2/26/2012-3/31/2012)	954,386	$ 56.64	663,943	$ 377,100
April
(4/01/2012-4/28/2012)	738,080	$ 59.57	632,298	$ 339,400

Total	2,379,988	$ 56.19	1,973,684	$ 339,400

1All share and per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.

2We purchased 406,304 of these shares during the quarter ended April 28, 2012 from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

3In January 2011 our Board of Directors approved a two-year $900 million stock repurchase program for fiscal 2011 and 2012.

ITEM 6. EXHIBITS

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 6, 2012	By:	/s/ J. Call
John G. Call
Group Senior Vice President, Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1

Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amended and Restated By-laws, as last amended November 16, 2011, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 29, 2011.

3.3	Amendment of Certificate of Incorporation dated July 18, 2011 incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.1	Executive Employment Agreement effective February 6, 2012 between John G. Call and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 6, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase