Form 10-Q
period 2012-07-28
ROSS STORES INC
filed 2012-09-05
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

or

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

The number of shares of Common Stock, with $.01 par value, outstanding on August 16, 2012 was 223,927,978.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
($000, except stores and per share data, unaudited)	2012	2011	2012	2011
Sales	$2,340,855	$2,089,410	$4,697,696	$4,163,986

Costs and Expenses
Costs of goods sold	1,689,643	1,524,307	3,368,770	3,005,513
Selling, general and administrative	352,089	320,885	689,900	630,045
Interest expense, net	2,086	2,569	4,318	5,064
Total costs and expenses	2,043,818	1,847,761	4,062,988	3,640,622

Earnings before taxes	297,037	241,649	634,708	523,364
Provision for taxes on earnings	115,013	93,373	244,071	202,115
Net earnings	$182,024	$148,276	$390,637	$321,249

Earnings per share
Basic	$0.83	$0.65	$1.77	$1.41
Diluted	$0.81	$0.64	$1.74	$1.38

Weighted average shares outstanding (000)
Basic	220,065	227,305	220,585	228,417
Diluted	223,605	231,176	224,289	232,407

Dividends
Cash dividends declared per share	$0.14	$0.11	$0.14	$0.11

Stores open at end of period	1,174	1,091	1,174	1,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
($000, unaudited)	2012	2011	2012	2011
Net earnings	$182,024	$148,276	$390,637	$321,249

Other comprehensive income:
Change in unrealized gain on investments, net of tax	25	86	16	83
Comprehensive income	$182,049	$148,362	$390,653	$321,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	July 28,	January 28,	July 30,
($000, unaudited)	2012	2012	2011
Assets
Current Assets
Cash and cash equivalents	$721,046	$649,835	$512,716
Short-term investments	1,456	658	959
Accounts receivable	65,731	50,848	57,943
Merchandise inventory	1,219,092	1,130,070	1,189,523
Prepaid expenses and other	98,718	87,362	93,358
Deferred income taxes	11,949	5,598	15,363
Total current assets	2,117,992	1,924,371	1,869,862

Property and Equipment
Land and buildings	343,638	338,027	261,937
Fixtures and equipment	1,495,980	1,408,647	1,299,867
Leasehold improvements	690,608	657,312	608,895
Construction-in-progress	126,748	131,881	102,051
	2,656,974	2,535,867	2,272,750
Less accumulated depreciation and amortization	1,361,877	1,294,145	1,230,071
Property and equipment, net	1,295,097	1,241,722	1,042,679

Long-term investments	4,540	5,602	6,243
Other long-term assets	142,534	129,514	136,491
Total assets	$3,560,163	$3,301,209	$3,055,275

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$885,892	$761,717	$709,143
Accrued expenses and other	315,748	304,654	270,636
Accrued payroll and benefits	199,937	248,552	184,952
Income taxes payable	13,559	31,129	-
Total current liabilities	1,415,136	1,346,052	1,164,731

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	215,910	203,625	198,234
Deferred income taxes	114,964	108,520	116,381

Commitments and contingencies

Stockholders’ Equity
Common stock	2,241	2,269	1,158
Additional paid-in capital	839,259	788,895	767,907
Treasury stock	(86,865)	(62,262)	(60,565)
Accumulated other comprehensive income	652	635	571
Retained earnings	908,866	763,475	716,858
Total stockholders’ equity	1,664,153	1,493,012	1,425,929
Total liabilities and stockholders’ equity	$3,560,163	$3,301,209	$3,055,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	July 28,	July 30,
($000, unaudited)	2012	2011
Cash Flows From Operating Activities
Net earnings	$390,637	$321,249
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	87,684	77,416
Stock-based compensation	24,241	19,280
Deferred income taxes	93	19,818
Tax benefit from equity issuance	24,577	12,336
Excess tax benefit from stock-based compensation	(23,984)	(11,829)
Change in assets and liabilities:
Merchandise inventory	(89,022)	(102,606)
Other current assets	(24,845)	(22,264)
Accounts payable	156,026	(32,338)
Other current liabilities	(44,081)	(119,906)
Other long-term, net	2,837	509
Net cash provided by operating activities	504,163	161,665

Cash Flows From Investing Activities
Additions to property and equipment	(152,105)	(145,720)
Increase in restricted cash and investments	(4,970)	(73,465)
Purchases of investments	(424)	-
Proceeds from investments	704	10,168
Net cash used in investing activities	(156,795)	(209,017)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	23,984	11,829
Issuance of common stock related to stock plans	11,467	10,322
Treasury stock purchased	(24,603)	(14,157)
Repurchase of common stock	(223,743)	(230,227)
Dividends paid	(63,262)	(51,623)
Net cash used in financing activities	(276,157)	(273,856)

Net increase (decrease) in cash and cash equivalents	71,211	(321,208)

Cash and cash equivalents:
Beginning of period	649,835	833,924
End of period	$721,046	$512,716

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$235,260	$225,265

Non-Cash Investing Activities
Increase in fair value of investment securities	$25	$128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended July 28, 2012 and July 30, 2011
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of July 28, 2012 and July 30, 2011, the results of operations and comprehensive income for the three and six month periods ended July 28, 2012 and July 30, 2011, and cash flows for the six month periods ended July 28, 2012 and July 30, 2011. The Condensed Consolidated Balance Sheet as of January 28, 2012, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and six month periods ended July 28, 2012 and July 30, 2011 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Stock dividend. On December 15, 2011 the Company issued a two-for-one stock split in the form of a 100 percent stock dividend. All share and per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments to serve as collateral for certain of the Company’s insurance obligations. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. As of July 28, 2012, the Company had total restricted cash, cash equivalents, and investments of $71.7 million of which $20.1 million and $51.6 million were included in prepaid expenses and other and other long-term assets, respectively, in the Condensed Consolidated Balance Sheet. As of July 30, 2011, the Company had total restricted cash, cash equivalents, and investments of $73.5 million of which $19.8 million and $53.7 million were included in prepaid expenses and other and other long-term assets, respectively, in the Condensed Consolidated Balance Sheet. The classification between current and long-term is based on the timing of expected payments of the secured insurance obligations.

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. Cash and cash equivalents were $721.0 million, $649.8 million, and $512.7 million at July 28, 2012, January 28, 2012, and July 30, 2011, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Sales Mix. The Company’s sales mix is shown below for the three and six month periods ended July 28, 2012 and July 30, 2011:

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Ladies	31%	31%	31%	31%
Home accents and bed and bath	22%	24%	23%	24%
Shoes	13%	13%	14%	13%
Men's	13%	13%	12%	12%
Accessories, lingerie, fine jewelry, and fragrances	13%	12%	12%	12%
Children's	8%	7%	8%	8%
Total	100%	100%	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January and May 2012, the Company’s Board of Directors declared a quarterly cash dividend of $.14 per common share that was paid in March and June 2012, respectively. In January, May, August, and November 2011, the Company’s Board of Directors declared a quarterly cash dividend of $.11 per common share that was paid in March, June, September, and December 2011, respectively.

In August 2012, the Company’s Board of Directors declared a cash dividend of $.14 per common share, payable on September 28, 2012.

Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of gift cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s gift cards do not have expiration dates. Based upon historical redemption rates, a small percentage of gift cards will never be redeemed, which represents breakage. The Company recognizes income from gift card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant for the three and six month periods ended July 28, 2012 and July 30, 2011. Sales tax collected is not recognized as revenue and is included in accrued expenses and other until paid.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of July 28, 2012.

The Company is also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against the Company include commercial, product and product safety, customer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that the Company violated state or federal laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

In the opinion of management, the resolution of pending class action litigation and other currently pending legal proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note B: Investments and Restricted Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of July 28, 2012 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,104	$490	$(45)	$5,549	$1,424	$4,125
Mortgage-backed securities	425	22	-	447	32	415
Total investments	5,529	512	(45)	5,996	1,456	4,540

Restricted Investments
Corporate securities	1,358	67	-	1,425	255	1,170
U.S. government and agency
securities	3,759	468	-	4,227	-	4,227
Total restricted investments	5,117	535	-	5,652	255	5,397

Total	$10,646	$1,047	$(45)	$11,648	$1,711	$9,937

The amortized cost and fair value of the Company’s available-for-sale securities as of January 28, 2012 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,080	$501	$(78)	$5,503	$401	$5,102
Mortgage-backed securities	728	29	-	757	257	500
Total investments	5,808	530	(78)	6,260	658	5,602

Restricted Investments
Corporate securities	1,357	94	-	1,451	-	1,451
U.S. government and agency
securities	3,769	431	-	4,200	-	4,200
Total restricted investments	5,126	525	-	5,651	-	5,651

Total	$10,934	$1,055	$(78)	$11,911	$658	$11,253

The amortized cost and fair value of the Company’s available-for-sale securities as of July 30, 2011 were:

	Amortized	Unrealized	Unrealized
($000)	cost	gains	losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,818	$532	$(52)	$6,298	$622	$5,676
Mortgage-backed securities	858	46	-	904	337	567
Total investments	6,676	578	(52)	7,202	959	6,243

Restricted Investments
Corporate securities	1,355	117	-	1,472	-	1,472
U.S. government and agency
securities	4,782	237	-	5,019	1,004	4,015
Total restricted investments	6,137	354	-	6,491	1,004	5,487

Total	$12,813	$932	$(52)	$13,693	$1,963	$11,730

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

Investments and restricted investments measured at fair value at July 28, 2012 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	July 28,	assets	inputs	inputs
($000)	2012	(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$5,549	$-	$5,549	$-
Mortgage-backed securities	447	-	447	-
Total investments	5,996	-	5,996	-

Restricted Investments
Corporate securities	1,425	-	1,425	-
U.S. government and agency securities	4,227	4,227	-	-
Total restricted investments	5,652	4,227	1,425	-

Total	$11,648	$4,227	$7,421	$-

Investments and restricted investments measured at fair value at January 28, 2012 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	January 28,	assets	inputs	inputs
($000)	2012	(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$5,503	$-	$5,503	$-
Mortgage-backed securities	757	-	757	-
Total investments	6,260	-	6,260	-

Restricted Investments
Corporate securities	1,451	-	1,451	-
U.S. government and agency securities	4,200	4,200	-	-
Total restricted investments	5,651	4,200	1,451	-

Total	$11,911	$4,200	$7,711	$-

Investments and restricted investments measured at fair value at July 30, 2011 are summarized below:

		Fair Value Measurements at Reporting Date
		Quoted
		prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	July 30,	assets	inputs	inputs
($000)	2011	(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$6,298	$-	$6,298	$-
Mortgage-backed securities	904	-	904	-
Total investments	7,202	-	7,202	-

Restricted Investments
Corporate securities	1,472	-	1,472	-
U.S. government and agency securities	5,019	5,019	-	-
Total restricted investments	6,491	5,019	1,472	-

Total	$13,693	$5,019	$8,674	$-

The future maturities of investment and restricted investment securities at July 28, 2012 were:

	Investments		Restricted Investments
		Estimated		Estimated
($000)	Cost basis	fair value	Cost basis	fair value
Maturing in one year or less	$1,416	$1,456	$249	$255
Maturing after one year through five years	3,013	3,188	1,253	1,318
Maturing after five years through ten years	1,100	1,352	3,615	4,079
	$5,529	$5,996	$5,117	$5,652

The underlying assets in the Company’s non-qualified deferred compensation program totaling $74.2 million and $69.0 million as of July 28, 2012 and July 30, 2011, respectively (included in other long-term assets and in other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $63.5 million and $59.3 million as of July 28, 2012 and July 30, 2011, respectively. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $10.7 million and $9.7 million as of July 28, 2012 and July 30, 2011, respectively. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

Stock-based compensation. For the three and six month periods ended July 28, 2012 and July 30, 2011, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
($000)	2012	2011	2012	2011
Restricted stock	$7,349	$4,957	$14,097	$10,434
Performance awards	4,836	4,068	9,232	8,142
ESPP	469	361	912	704
Total	$12,654	$9,386	$24,241	$19,280

Total stock-based compensation recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and six month periods ended July 28, 2012 and July 30, 2011 is as follows:

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
Statements of Earnings Classification ($000)	2012	2011	2012	2011
Cost of goods sold	$5,984	$3,628	$10,975	$8,156
Selling, general and administrative	6,670	5,758	13,266	11,124
Total	$12,654	$9,386	$24,241	$19,280

Restricted stock. The Company grants restricted shares to directors, officers, and key employees. The market value of restricted shares at the date of grant is amortized to expense ratably over the vesting period of generally three to five years.

During the six month period ended July 28, 2012, shares purchased by the Company for tax withholding totaled approximately 430,000 shares and are considered treasury shares which are available for reissuance. As of July 28, 2012, shares subject to repurchase related to unvested restricted stock totaled 4.8 million shares.

		Weighted
		average
	Number of	grant date
(000, except per share data)	shares	fair value
Unvested at January 28, 2012	5,353	$23.23
Awarded	794	47.51
Released	(1,300)	18.97
Forfeited	(12)	30.91
Unvested at July 28, 2012	4,835	$28.37

The unamortized compensation expense for all plans at July 28, 2012 was $84.3 million which is expected to be recognized over a weighted-average remaining period of 2.1 years. The unamortized compensation expense for all plans at July 30, 2011 was $80.3 million which is expected to be recognized over a weighted-average remaining period of 2.3 years.

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

Stock option activity. The following table summarizes stock option activity for the six month period ended July 28, 2012:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
(000, except per share data)	shares	price	term	value
Outstanding at January 28, 2012	2,418	$13.24
Granted	-	-
Exercised	(536)	11.82
Forfeited	-	-
Outstanding at July 28, 2012, all vested	1,882	$13.64	2.55	$100,930

No stock options were granted during the six month periods ended July 28, 2012 and July 30, 2011.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of July 28, 2012 (number of shares in thousands):

			Options outstanding and exercisable
			Number of	Remaining	Exercise
Exercise price range			shares	life	price
$8.45	to	$13.56	472	1.60	$11.50
13.57	to	13.98	486	3.25	13.87
13.99	to	14.35	472	2.62	14.31
14.36	to	16.43	452	2.71	14.94
$8.45	to	$16.43	1,882	2.55	$13.64

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

For the three and six month periods ended July 28, 2012, 2,800 and 2,100 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented. For the three and six month periods ended July 30, 2011, 800 and 82,000 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
					Effect of
		Effect of			dilutive
		dilutive			common
		common stock	Diluted		stock	Diluted
Shares in (000s)	Basic EPS	equivalents	EPS	Basic EPS	equivalents	EPS
July 28, 2012
Shares	220,065	3,540	223,605	220,585	3,704	224,289
Amount	$0.83	$(0.02)	$0.81	$1.77	$(0.03)	$1.74

July 30, 2011
Shares	227,305	3,871	231,176	228,417	3,990	232,407
Amount	$0.65	$(0.01)	$0.64	$1.41	$(0.03)	$1.38

Note E: Debt

The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of July 28, 2012 of approximately $175 million is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The senior notes are subject to prepayment penalties for early payment of principal.

In June 2012, the Company amended its existing $600 million unsecured revolving credit facility. The amended credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable upon maturity but not less than quarterly. The Company had no borrowings outstanding or letters of credit issued under this facility as of July 28, 2012. As of July 28, 2012, the Company’s $600 million credit facility remains in place and available.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of July 28, 2012, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of July 28, 2012 and July 30, 2011, the reserves for unrecognized tax benefits (net of federal tax benefits) were $55.2 million and $46.6 million inclusive of $11.4 million and $13.3 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $38.0 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of July 28, 2012 and July 30, 2011, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended July 28, 2012 and July 30, 2011, and of cash flows for the six-month periods ended July 28, 2012 and July 30, 2011. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
September 5, 2012

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,072 locations in 33 states, the District of Columbia, and Guam as of July 28, 2012. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. We also operate 102 dd’s DISCOUNTS stores in eight states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices as of July 28, 2012.

Results of Operations

The following table summarizes the financial results for the three and six month periods ended July 28, 2012 and July 30, 2011:

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Sales
Sales (millions)	$2,341	$2,089	$4,698	$4,164
Sales growth	12.0%	9.3%	12.8%	8.3%
Comparable store sales growth	7%	5%	8%	4%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.1%	72.9%	71.7%	72.2%
Selling, general and administrative	15.1%	15.4%	14.7%	15.1%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Earnings before taxes (as a percent of sales)	12.7%	11.6%	13.5%	12.6%

Net earnings (as a percent of sales)	7.8%	7.1%	8.3%	7.7%

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

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
Store Count	2012	2011	2012	2011
Beginning of the period	1,146	1,068	1,125	1,055
Opened in the period	28	25	51	41
Closed in the period	-	(2)	(2)	(5)
End of the period	1,174	1,091	1,174	1,091

Sales. Sales for the three month period ended July 28, 2012 increased $251.4 million, or 12%, compared to the three month period ended July 30, 2011, due to the opening of 83 net new stores between July 30, 2011 and July 28, 2012 and a 7% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months) on top of a 5% gain in the prior year.

Sales for the six month period ended July 28, 2012 increased $533.7 million, or 13%, compared to the six month period ended July 30, 2011, due to the opening of 83 net new stores between July 30, 2011 and July 28, 2012 and an increase in comparable store sales of 8% on top of a 4% gain in the prior year.

Our sales mix for the three and six month periods ended July 28, 2012 and July 30, 2011 is shown below:

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Ladies	31%	31%	31%	31%
Home accents and bed and bath	22%	24%	23%	24%
Shoes	13%	13%	14%	13%
Men's	13%	13%	12%	12%
Accessories, lingerie, fine jewelry, and fragrances	13%	12%	12%	12%
Children's	8%	7%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and six month periods ended July 28, 2012, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and six month periods ended July 28, 2012 increased $165.3 million and $363.3 million compared to the same period in the prior year mainly due to increased sales from the opening of 83 net new stores between July 30, 2011 and July 28, 2012 and a 7% and 8% increase in comparable store sales, respectively.

Cost of goods sold as a percentage of sales for the three month period ended July 28, 2012 decreased approximately 80 basis points from the same period in the prior year. This improvement was driven primarily by a 65 basis point improvement in merchandise gross margin, which included a 10 basis point benefit from a lower inventory shortage accrual. In addition, distribution and occupancy costs were reduced by approximately 50 and 25 basis points, respectively. These favorable trends were partially offset by a 55 basis point increase in buying costs and a five basis point increase in freight.

Cost of goods sold as a percentage of sales for the six month period ended July 28, 2012 decreased approximately 45 basis points from the same period in the prior year. This improvement was driven primarily by a 50 basis point increase in merchandise gross margin, which included a 10 basis point benefit from a lower inventory shortage accrual. In addition, occupancy expense leveraged by approximately 20 basis points, and distribution costs declined by about 15 basis points compared to the prior year period. These favorable trends were partially offset by increases in buying and freight costs of 30 and 10 basis points, respectively.

We cannot be sure that the gross profit margins realized for the three and six month periods ended July 28, 2012 will continue in the future.

Selling, general and administrative expenses. For the three and six month periods ended July 28, 2012, selling, general and administrative expenses increased $31.2 million and $59.9 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 83 net new stores between July 30, 2011 and July 28, 2012.

Selling, general and administrative expenses as a percentage of sales for the three and six month periods ended July 28, 2012 decreased by approximately 30 and 45 basis points, respectively, over the same periods in the prior year primarily due to leverage on store operating costs from the strong gains in comparable store sales.

Interest expense, net. Net interest expense as a percentage of sales remained flat for the three and six month periods ended July 28, 2012 compared to the same period in the prior year.

Taxes on earnings. Our effective tax rate for the three month periods ended July 28, 2012 and July 30, 2011 was approximately 39%, and our effective tax rate for the six month periods ended July 28, 2012 and July 30, 2011 was approximately 38% and 39%, respectively, and represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2012 will be approximately 38%.

Earnings per share. Diluted earnings per share for the three month period ended July 28, 2012 was $0.81 compared to $0.64 in the prior year period. The 27% increase in diluted earnings per share is attributable to a 23% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share for the six month period ended July 28, 2012 was $1.74 compared to $1.38 in the prior year period. The 26% increase in diluted earnings per share is attributable to a 22% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding largely due to the stock buyback program.

All share and per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, rent, taxes, capital expenditures in connection with new and existing stores, and investments in distribution centers and information systems. We also use cash to repurchase stock under our stock repurchase program and to pay dividends.

	Six Months Ended
($000)	July 28, 2012	July 30, 2011
Cash flows provided by operating activities	$504,163	$161,665
Cash flows used in investing activities	(156,795)	(209,017)
Cash flows used in financing activities	(276,157)	(273,856)
Net increase (decrease) in cash and cash equivalents	$71,211	$(321,208)

Operating Activities

Net cash provided by operating activities was $504.2 million and $161.7 million for the six month periods ended July 28, 2012 and July 30, 2011, respectively. The primary sources of cash provided by operating activities for the six month periods ended July 28, 2012 and July 30, 2011 were net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the six month period ended July 28, 2012, compared to the prior year was primarily due to higher accounts payable leverage. The change in total merchandise inventory, net of the related change in accounts payable, resulted in a source of cash of approximately $67 million for the six months ended July 28, 2012 compared to a use of cash of approximately $135 million for the six months ended July 30, 2011. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) increased to 73% as of July 28, 2012 from 67% as of January 28, 2012 as a result of the timing of packaway receipts versus the prior year.

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

Changes in packaway inventory levels impact our operating cash flow. As of July 28, 2012, packaway inventory had decreased to 48% of total inventory from 49% at the end of fiscal 2011. At the end of the second quarter for fiscal 2011, packaway inventory was 49% of inventory compared to 47% at the end of fiscal 2010.

Investing Activities

Net cash used in investing activities was $156.8 million and $209.0 million for the six month periods ended July 28, 2012 and July 30, 2011, respectively. The decrease in cash used for investing activities for the six month period ended July 28, 2012, compared to the six month period ended July 30, 2011 was primarily due to a transfer of funds in the second quarter of 2011 into restricted accounts to serve as collateral for our insurance obligations, partially offset by higher capital expenditures during the six month period ended July 28, 2012.

Our capital expenditures were approximately $152.1 million and $145.7 million, for the six month periods ended July 28, 2012 and July 30, 2011, respectively. Our capital expenditures include costs for fixtures and leasehold improvements to open new stores, costs to implement information technology systems, build or expand distribution centers, and various other expenditures related to our stores, buying, and corporate offices. We opened 51 and 41 new stores on a gross basis during the six month periods ended July 28, 2012 and July 30, 2011, respectively. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but three of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments.

We are forecasting between $465 million to $475 million of capital expenditures in fiscal year 2012 to fund fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the relocation or upgrade of existing stores, for investments in store and merchandising systems, buildings and equipment, to build distribution centers and implement material handling equipment and related systems, and for various buying and corporate office expenditures. We expect to fund these expenditures with available cash and cash flows from operations.

We had purchases of investments of $0.4 million for the six month period ended July 28, 2012. We had no purchases of investments for the six month period ended July 30, 2011. We had proceeds from investments of $0.7 million and $10.2 million for the six month periods ended July 28, 2012 and July 30, 2011, respectively.

Financing Activities

Net cash used in financing activities was $276.2 million and $273.9 million for the six month periods ended July 28, 2012 and July 30, 2011. For the six month periods ended July 28, 2012 and July 30, 2011, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We repurchased 3.7 million and 6.2 million shares of common stock for aggregate purchase prices of approximately $223.7 million and $230.2 million during the six month periods ended July 28, 2012, and July 30, 2011, respectively. In January 2011, our Board of Directors approved a two-year $900 million stock repurchase program for fiscal 2011 and 2012.

For the six month periods ended July 28, 2012 and July 30, 2011, we paid dividends of $63.3 million and $51.6 million, respectively.

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

In June 2012, we amended our existing $600 million unsecured revolving credit facility. The amended credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable upon maturity but not less than quarterly. We had no borrowings outstanding on this facility as of July 28, 2012 and July 30, 2011, respectively. As of July 28, 2012, our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of July 28, 2012:

	Less than	1 - 3	3 - 5	After 5
($000)	one year	years	years	years	Total¹
Senior notes	$-	$-	$-	$150,000	$150,000
Interest payment obligations	9,668	19,335	19,335	26,026	74,364
Operating leases:
Rent obligations	376,656	726,116	505,557	468,862	2,077,191
Synthetic leases	4,525	54	-	-	4,579
Other synthetic lease obligations	56,504	520	-	-	57,024
Purchase obligations	1,687,711	27,184	123	-	1,715,018
Total contractual obligations	$2,135,064	$773,209	$525,015	$644,888	$4,078,176

1We have a $55.2 million liability for unrecognized tax benefits that is included in other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of July 28, 2012, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We lease our buying offices, corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but three of our store locations. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $1.0 million at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million, ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. The synthetic lease agreement includes a prepayment penalty for early payoff of the lease. Our contractual obligation of $56 million is included in Other synthetic lease obligations in the above table.

We have also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of July 28, 2012, we have approximately $0.9 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

We lease three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2013 and 2014. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2016. The leases for all three of these warehouses contain renewal provisions. We also own a 423,000 square foot warehouse in Fort Mill, South Carolina and a 449,000 square foot warehouse in Riverside, California. All five of these warehouses are used to store our packaway inventory. We also lease a 10-acre parcel that has been developed for trailer parking adjacent to our Perris, California distribution center expiring in 2017.

We lease approximately 192,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2014 and 2015 and contain renewal provisions.

We lease approximately 265,000 and 26,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2021 and 2014, respectively, and contain renewal provisions.

Purchase obligations. As of July 28, 2012 we had purchase obligations of approximately $1,715.0 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,508.9 million represent purchase obligations of less than one year as of July 28, 2012.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at July 28, 2012:

	Amount of Commitment Expiration Per Period
	Less than 1				Total amount
($000)	year	1 - 3 years	3 - 5 years	After 5 years	committed
Revolving credit facility	$ -	$ -	$600,000	$ -	$600,000
Total commercial commitments	$ -	$ -	$600,000	$ -	$600,000

For additional information relating to this credit facility, refer to Note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. In June 2012, we amended our existing $600 million unsecured revolving credit facility. The amended credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of July 28, 2012 we had no borrowings outstanding or letters of credits issued under this facility and were in compliance with the covenants.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of July 28, 2012 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of July 28, 2012 and July 30, 2011, we had $36.8 million and $52.5 million, respectively, in standby letters of credit outstanding which are collateralized by restricted cash and cash equivalents and $34.9 million and $21.0 million, respectively, in a collateral trust consisting of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $53.7 million and $49.6 million in trade letters of credit outstanding at July 28, 2012 and July 30, 2011, respectively.

Dividends. In August 2012, our Board of Directors declared a cash dividend of $.14 per common share, payable on September 28, 2012.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2012, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 28, 2012.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of July 28, 2012.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of July 28, 2012, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we have two outstanding series of unsecured notes held by institutional investors: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of July 28, 2012 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended July 28, 2012. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2012 second fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our second fiscal quarter of 2012, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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
  Our ability to achieve planned gross margins, by effectively managing inventories, markdowns, and inventory shortage.
  Our ability to effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2012 is as follows:

			Total number of	Maximum number
			shares	(or approximate
			(or units)	dollar value) of
			purchased as	shares (or units)
	Total number of		part of publicly	that may yet be
	shares	Average price	announced	purchased under
	(or units)	paid per share	plans or	the plans or
Period	purchased[1]	(or unit)	programs	programs ($000)[2]
May
(5/29/2012-5/26/2012)	408,476	$ 61.59	408,167	$ 314,200
June
(5/27/2012-6/30/2012)	799,255	$ 64.71	776,177	$ 264,000
July
(7/01/2012-7/28/2012)	558,707	$ 67.53	558,418	$ 226,300
Total	1,766,438	$ 64.88	1,742,762	$ 226,300

1We purchased 23,676 of these shares during the quarter ended July 28, 2012 from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date: September 5, 2012	By:	/s/J. Call
John G. Call
Group Senior Vice President, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS
Exhibit
Number	Exhibit
3.1	Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amended and Restated By-laws, as last amended November 16, 2011, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 29, 2011.

3.3	Amendment of Certificate of Incorporation dated July 18, 2011 incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.1	Amendment No. 1 to Revolving Credit Agreement dated June 27, 2012.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 5, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase