Form 10-Q
period 2012-10-27
ROSS STORES INC
filed 2012-12-05
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 15, 2012 was 222,380,667.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Sales	$2,262,723	$2,046,427	$6,960,419	$6,210,413

Costs and Expenses
Costs of goods sold	1,648,997	1,490,213	5,017,767	4,495,726
Selling, general and administrative	357,983	332,226	1,047,883	962,271
Interest expense, net	1,643	2,565	5,961	7,629
Total costs and expenses	2,008,623	1,825,004	6,071,611	5,465,626

Earnings before taxes	254,100	221,423	888,808	744,787
Provision for taxes on earnings	94,576	77,454	338,647	279,569
Net earnings	$159,524	$143,969	$550,161	$465,218

Earnings per share
Basic	$0.73	$0.64	$2.50	$2.05
Diluted	$0.72	$0.63	$2.46	$2.01

Weighted average shares outstanding (000)
Basic	218,583	224,540	219,917	227,125
Diluted	222,185	228,460	223,596	231,105

Dividends
Cash dividends declared per share	$0.14	$0.11	$0.28	$0.22

Stores open at end of period	1,205	1,126	1,205	1,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net earnings	$159,524	$143,969	$550,161	$465,218

Other comprehensive income:
Change in unrealized (loss) gain on investments, net of tax	(7)	(36)	9	47
Comprehensive income	$159,517	$143,933	$550,170	$465,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	October 27, 2012	January 28, 2012	October 29, 2011
Assets
Current Assets
Cash and cash equivalents	$623,822	$649,835	$552,924
Short-term investments	1,533	658	298
Accounts receivable	68,493	50,848	62,384
Merchandise inventory	1,342,904	1,130,070	1,233,616
Prepaid expenses and other	102,609	87,362	88,964
Deferred income taxes	11,509	5,598	19,914
Total current assets	2,150,870	1,924,371	1,958,100

Property and Equipment
Land and buildings	345,892	338,027	265,829
Fixtures and equipment	1,543,117	1,408,647	1,375,623
Leasehold improvements	712,672	657,312	628,202
Construction-in-progress	156,187	131,881	79,191
	2,757,868	2,535,867	2,348,845
Less accumulated depreciation and amortization	1,405,702	1,294,145	1,260,601
Property and equipment, net	1,352,166	1,241,722	1,088,244

Long-term investments	4,397	5,602	5,984
Other long-term assets	140,504	129,514	129,616
Total assets	$3,647,937	$3,301,209	$3,181,944

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$886,629	$761,717	$759,708
Accrued expenses and other	352,484	304,654	290,498
Accrued payroll and benefits	227,475	248,552	217,238
Income taxes payable	—	31,129	1,628
Total current liabilities	1,466,588	1,346,052	1,269,072

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	223,477	203,625	204,105
Deferred income taxes	110,137	108,520	111,516

Commitments and contingencies

Stockholders’ Equity
Common stock	2,226	2,269	1,145
Additional paid-in capital	854,703	788,895	777,425
Treasury stock	(90,989)	(62,262)	(61,910)
Accumulated other comprehensive income	644	635	535
Retained earnings	931,151	763,475	730,056
Total stockholders’ equity	1,697,735	1,493,012	1,447,251
Total liabilities and stockholders’ equity	$3,647,937	$3,301,209	$3,181,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	October 27, 2012	October 29, 2011
Cash Flows From Operating Activities
Net earnings	$550,161	$465,218
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	133,824	117,337
Stock-based compensation	37,380	30,411
Deferred income taxes	(4,294)	10,402
Tax benefit from equity issuance	27,714	14,073
Excess tax benefit from stock-based compensation	(26,997)	(13,362)
Change in assets and liabilities:
Merchandise inventory	(212,834)	(146,699)
Other current assets	(32,340)	(24,145)
Accounts payable	156,763	18,227
Other current liabilities	6,628	(65,961)
Other long-term, net	10,265	8,190
Net cash provided by operating activities	646,270	413,691

Cash Flows From Investing Activities
Additions to property and equipment	(255,332)	(231,349)
Increase in restricted cash and investments	(2,012)	(66,505)
Purchases of investments	(424)	—
Proceeds from investments	809	10,965
Net cash used in investing activities	(256,959)	(286,889)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	26,997	13,362
Issuance of common stock related to stock plans	15,317	14,060
Treasury stock purchased	(28,727)	(15,502)
Repurchase of common stock	(334,357)	(342,733)
Dividends paid	(94,554)	(76,989)
Net cash used in financing activities	(415,324)	(407,802)

Net decrease in cash and cash equivalents	(26,013)	(281,000)

Cash and cash equivalents:
Beginning of period	649,835	833,924
End of period	$623,822	$552,924

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$344,686	$300,824

Non-Cash Investing Activities
Increase in fair value of investment securities	$14	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended October 27, 2012 and October 29, 2011
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 27, 2012 and October 29, 2011, the results of operations and comprehensive income for the three and nine month periods ended October 27, 2012 and October 29, 2011, and cash flows for the nine month periods ended October 27, 2012 and October 29, 2011. The Condensed Consolidated Balance Sheet as of January 28, 2012, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and nine month periods ended October 27, 2012 and October 29, 2011 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Stock dividend. On December 15, 2011 the Company issued a two-for-one stock split in the form of a 100 percent stock dividend. All share and per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. As of October 27, 2012, the Company had total restricted cash, cash equivalents, and investments of $68.7 million of which $19.2 million and $49.5 million were included in prepaid expenses and other and other long-term assets, respectively, in the Condensed Consolidated Balance Sheet. As of January 28, 2012, the Company had total restricted cash, cash equivalents, and investments of $66.8 million of which $18.7 million and $48.1 million were included in prepaid expenses and other and other long-term assets, respectively, in the Condensed Consolidated Balance Sheet. As of October 29, 2011, the Company had total restricted cash, cash equivalents, and investments of $66.6 million of which $18.0 million and $48.6 million were included in prepaid expenses and other and other long-term assets, respectively, in the Condensed Consolidated Balance Sheet. The classification between current and long-term is based on the timing of expected payments of the secured insurance obligations.

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. Cash and cash equivalents were $623.8 million, $649.8 million, and $552.9 million at October 27, 2012, January 28, 2012, and October 29, 2011, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Sales Mix. The Company’s sales mix is shown below for the three and nine month periods ended October 27, 2012 and October 29, 2011:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Ladies	29%	29%	30%	31%
Home accents and bed and bath	23%	24%	23%	24%
Accessories, lingerie, fine jewelry, and fragrances	14%	13%	13%	12%
Shoes	13%	13%	13%	13%
Men's	12%	12%	13%	12%
Children's	9%	9%	8%	8%
Total	100%	100%	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown. In January, May, and August 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per common share that was paid in March, June, and September 2012, respectively. In January, May, August, and November 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per common share that was paid in March, June, September, and December 2011, respectively.

In November 2012, the Company’s Board of Directors declared a cash dividend of $0.14 per common share, payable on December 28, 2012.

Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of gift cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s gift cards do not have expiration dates. Based upon historical redemption rates, a small percentage of gift cards will never be redeemed, which represents breakage. The Company recognizes income from gift card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant for the three and nine month periods ended October 27, 2012 and October 29, 2011. Sales tax collected is not recognized as revenue and is included in accrued expenses and other until paid.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of October 27, 2012.

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

Note B: Investments and Restricted Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of October 27, 2012 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,102	$507	$(18)	$5,591	$1,413	$4,178
Mortgage-backed securities	321	18	—	339	120	219
Total investments	5,423	525	(18)	5,930	1,533	4,397

Restricted Investments
Corporate securities	1,358	52	—	1,410	1,290	120
U.S. government and agency securities	3,754	432	—	4,186	—	4,186
Total restricted investments	5,112	484	—	5,596	1,290	4,306
Total	$10,535	$1,009	$(18)	$11,526	$2,823	$8,703

The amortized cost and fair value of the Company's available-for-sale securities as of January 28, 2012 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,080	$501	$(78)	$5,503	$401	$5,102
Mortgage-backed securities	728	29	—	757	257	500
Total investments	5,808	530	(78)	6,260	658	5,602

Restricted Investments
Corporate securities	1,357	94	—	1,451	—	1,451
U.S. government and agency securities	3,769	431	—	4,200	—	4,200
Total restricted investments	$5,126	$525	$—	$5,651	$—	$5,651
Total	10,934	1,055	(78)	11,911	658	11,253

The amortized cost and fair value of the Company’s available-for-sale securities as of October 29, 2011 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,079	$443	$(72)	$5,450	$—	$5,450
Mortgage-backed securities	800	32	—	832	298	534
Total investments	5,879	475	(72)	6,282	298	5,984

Restricted Investments
Corporate securities	1,357	95	—	1,452	—	1,452
U.S. government and agency securities	3,774	325	—	4,099	—	4,099
Total restricted investments	5,131	420	—	5,551	—	5,551
Total	$11,010	$895	$(72)	$11,833	$298	$11,535

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

Investments and restricted investments measured at fair value at October 27, 2012 are summarized below:

		Fair Value Measurements at Reporting Date
	October 27, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
($000)		(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$5,591	$—	$5,591	$—
Mortgage-backed securities	339	—	339	—
Total investments	5,930	—	5,930	—

Restricted Investments
Corporate securities	1,410	—	1,410	—
U.S. government and agency securities	4,186	4,186	—	—
Total restricted investments	5,596	4,186	1,410	—
Total	$11,526	$4,186	$7,340	$—

Investments and restricted investments measured at fair value at January 28, 2012 are summarized below:

		Fair Value Measurements at Reporting Date
	January 28, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
($000)		(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$5,503	$—	$5,503	$—
Mortgage-backed securities	757	—	757	—
Total investments	6,260	—	6,260	—
Restricted Investments
Corporate securities	1,451	—	1,451	—
U.S. government and agency securities	4,200	4,200	—	—
Total restricted investments	5,651	4,200	1,451	—
Total	$11,911	$4,200	$7,711	$—

Investments and restricted investments measured at fair value at October 29, 2011 are summarized below:

		Fair Value Measurements at Reporting Date
	October 29, 2011	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
($000)		(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$5,450	$—	$5,450	$—
Mortgage-backed securities	832	—	832	—
Total investments	6,282	—	6,282	—
Restricted Investments
Corporate securities	1,452	—	1,452	—
U.S. government and agency securities	4,099	4,099	—	—
Total restricted investments	5,551	4,099	1,452	—
Total	$11,833	$4,099	$7,734	$—

The future maturities of investment and restricted investment securities at October 27, 2012 were:

	Investments		Restricted Investments
($000)	Cost basis	Estimated fair value	Cost basis	Estimated fair value
Maturing in one year or less	$1,503	$1,533	$1,249	$1,290
Maturing after one year through five years	2,821	3,040	253	268
Maturing after five years through ten years	1,099	1,357	3,610	4,038
	$5,423	$5,930	$5,112	$5,596

The underlying assets in the Company’s non-qualified deferred compensation program totaling $74.9 million, $67.5 million and $67.6 million as of October 27, 2012, January 28, 2012, and October 29, 2011, respectively (included in other long-term assets and in other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $63.2 million, $57.8 million, and $57.7 million as of October 27, 2012, January 28, 2012, and October 29, 2011, respectively. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $11.7 million, $9.7 million, and $9.9 million as of October 27, 2012, January 28, 2012, and October 29, 2011, respectively. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

Stock-based compensation. For the three and nine month periods ended October 27, 2012 and October 29, 2011, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Restricted stock	$7,547	$6,362	$21,643	$16,797
Performance awards	5,091	4,377	14,323	12,519
ESPP	502	392	1,414	1,095
Total	$13,140	$11,131	$37,380	$30,411

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three and nine month periods ended October 27, 2012 and October 29, 2011 is as follows:

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification ($000)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Cost of goods sold	$6,457	$4,954	$17,434	$13,110
Selling, general and administrative	6,683	6,177	19,946	17,301
Total	$13,140	$11,131	$37,380	$30,411

Restricted stock. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock or of the stock underlying restricted stock units at the date of grant is amortized to expense ratably over the vesting period of generally three to five years.

During the nine month period ended October 27, 2012, shares purchased by the Company for tax withholding totaled approximately 492,000 shares and are considered treasury shares which are available for reissuance. As of October 27, 2012, shares subject to repurchase related to unvested restricted stock totaled 4.8 million shares.

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 28, 2012	5,353	$23.23
Awarded	900	49.81
Released	(1,448)	19.14
Forfeited	(37)	28.99
Unvested at October 27, 2012	4,768	$29.46

The unamortized compensation expense for all plans at October 27, 2012 was $83.5 million, which is expected to be recognized over a weighted-average remaining period of 2.0 years. The unamortized compensation expense for all plans at October 29, 2011 was $74.3 million, which was expected to be recognized over a weighted-average remaining period of 2.1 years.

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

Stock option activity. The following table summarizes stock option activity for the nine month period ended October 27, 2012:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 28, 2012	2,418	$13.24
Granted	—	—
Exercised	(613)	11.97
Forfeited	—	—
Outstanding at October 27, 2012, all vested	1,805	$13.67	2.31	$85,305

No stock options were granted during the nine month periods ended October 27, 2012 and October 29, 2011.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of October 27, 2012 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$8.45	to	$13.76	464	1.40	$11.61
13.77	to	14.12	469	3.01	13.89
14.13	to	14.44	452	2.42	14.33
14.45	to	16.43	420	2.40	14.98
$8.45	to	$16.43	1,805	2.31	$13.67

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

For the three and nine month periods ended October 27, 2012, approximately 7,700 and 35,200 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented. For the three and nine month periods ended October 29, 2011, approximately 800 and 2,600 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
October 27, 2012
Shares	218,583	3,602	222,185	219,917	3,679	223,596
Amount	$0.73	$(0.01)	$0.72	$2.50	$(0.04)	$2.46

October 29, 2011
Shares	224,540	3,920	228,460	227,125	3,980	231,105
Amount	$0.64	$(0.01)	$0.63	$2.05	$(0.04)	$2.01

Note E: Debt

The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of October 27, 2012 of approximately $182 million is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The senior notes are subject to prepayment penalties for early payment of principal.

In June 2012, the Company amended its existing $600 million unsecured revolving credit facility. The amended credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable upon maturity but not less than quarterly. The Company had no borrowings outstanding or letters of credit issued under this facility as of October 27, 2012. As of October 27, 2012, the Company’s $600 million credit facility remains in place and available.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of October 27, 2012, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of October 27, 2012 and October 29, 2011, the reserves for unrecognized tax benefits (net of federal tax benefits) were $60.3 million and $52.1 million inclusive of $12.2 million and $12.8 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $40.3 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $1.4 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2009 through 2011. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2007 through 2011. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 27, 2012 and October 29, 2011, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended October 27, 2012 and October 29, 2011, and of cash flows for the nine-month periods ended October 27, 2012 and October 29, 2011. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 28, 2012, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of January 28, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
December 5, 2012

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,097 locations in 33 states, the District of Columbia and Guam, as of October 27, 2012. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. As of October 27, 2012, we also operate 108 dd’s DISCOUNTS stores in eight states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended October 27, 2012 and October 29, 2011:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Sales
Sales (millions)	$2,263	$2,046	$6,960	$6,210
Sales growth	10.6%	9.2%	12.1%	8.6%
Comparable store sales growth	6%	5%	7%	5%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.9%	72.8%	72.1%	72.4%
Selling, general and administrative	15.8%	16.2%	15.1%	15.5%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Earnings before taxes (as a percent of sales)	11.2%	10.8%	12.8%	12.0%

Net earnings (as a percent of sales)	7.1%	7.0%	7.9%	7.5%

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

	Three Months Ended		Nine Months Ended
Store Count	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Beginning of the period	1,174	1,091	1,125	1,055
Opened in the period	31	39	82	80
Closed in the period	—	(4)	(2)	(9)
End of the period	1,205	1,126	1,205	1,126

Sales. Sales for the three month period ended October 27, 2012 increased $216.3 million, or 11%, compared to the three month period ended October 29, 2011, due to the opening of 79 net new stores between October 29, 2011 and October 27, 2012 and a 6% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months) on top of a 5% gain in the prior year.

Sales for the nine month period ended October 27, 2012 increased $750.0 million, or 12%, compared to the nine month period ended October 29, 2011, due to the opening of 79 net new stores between October 29, 2011 and October 27, 2012 and an increase in comparable store sales of 7% on top of a 5% gain in the prior year.

Our sales mix for the three and nine month periods ended October 27, 2012 and October 29, 2011 is shown below:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Ladies	29%	29%	30%	31%
Home accents and bed and bath	23%	24%	23%	24%
Accessories, lingerie, fine jewelry, and fragrances	14%	13%	13%	12%
Shoes	13%	13%	13%	13%
Men's	12%	12%	13%	12%
Children's	9%	9%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended October 27, 2012, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and nine month periods ended October 27, 2012 increased $158.8 million and $522.0 million compared to the same periods in the prior year mainly due to increased sales from the opening of 79 net new stores between October 29, 2011 and October 27, 2012 and a 6% and 7% increase in comparable store sales, respectively.

Cost of goods sold as a percentage of sales for the three month period ended October 27, 2012 increased about five basis points over the prior year.  The slight increase in cost of goods sold consisted of 30 basis points of higher merchandise margin, 15 basis points of leverage on occupancy costs, and distribution expenses that declined approximately 45 basis points. The latter was mainly due to favorable timing of packaway-related processing costs.
These improvements were offset by 45 basis points from a lower shortage benefit than the prior year and buying and freight expenses that increased 25 basis points each.

Cost of goods sold as a percentage of sales for the nine month period ended October 27, 2012 decreased approximately 30 basis points from the same period in the prior year. This improvement was due primarily to a 30 basis point increase in merchandise gross margin inclusive of inventory shortage and 20 basis points of leverage on occupancy costs. Distribution expenses as a percent of sales also declined approximately 25 basis points compared to the prior year period, due in part to the timing of packaway-related processing costs. These favorable items were partially offset by increases in buying and freight costs of 30 and 15 basis points, respectively.

We cannot be sure that the gross profit margins realized for the three and nine month periods ended October 27, 2012 will continue in the future.

Selling, general and administrative expenses. For the three and nine month periods ended October 27, 2012, selling, general and administrative expenses increased $25.8 million and $85.6 million compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 79 net new stores between October 29, 2011 and October 27, 2012.

Selling, general and administrative expenses as a percentage of sales for the three and nine month periods ended October 27, 2012 decreased by approximately 40 and 45 basis points, respectively, over the same periods in the prior year primarily due to leverage on store operating costs from the strong gains in comparable store sales.

Interest expense, net. Net interest expense as a percentage of sales remained flat for the three and nine month periods ended October 27, 2012 compared to the same periods in the prior year.

Taxes on earnings. Our effective tax rate for the three month periods ended October 27, 2012 and October 29, 2011 was approximately 37% and 35%, respectively. The effective tax rate for the three months ended October 29, 2011 was impacted by favorable resolution of certain tax positions. Our effective tax rate for the nine month periods ended October 27, 2012 and October 29, 2011 was approximately 38%, and represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2012 will be approximately 38%.

Earnings per share. Diluted earnings per share for the three month period ended October 27, 2012 was $0.72 compared to $0.63 in the prior year period. The 14% increase in diluted earnings per share is attributable to an 11% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share for the nine month period ended October 27, 2012 was $2.46 compared to $2.01 in the prior year period. The 22% increase in diluted earnings per share is attributable to an 18% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding largely due to the stock buyback program.

All share and per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, rent, taxes, and capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under our stock repurchase program and to pay dividends.

	Nine Months Ended
($000)	October 27, 2012	October 29, 2011
Cash provided by operating activities	$646,270	$413,691
Cash used in investing activities	(256,959)	(286,889)
Cash used in financing activities	(415,324)	(407,802)
Net decrease in cash and cash equivalents	$(26,013)	$(281,000)

Operating Activities

Net cash provided by operating activities was $646.3 million and $413.7 million for the nine month periods ended October 27, 2012 and October 29, 2011, respectively. Cash provided by operating activities for the nine month periods ended October 27, 2012 and October 29, 2011 were primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The change in total merchandise inventory, net of the change in accounts payable, resulted in a use of cash of approximately $56 million for the nine months ended October 27, 2012, compared to a use of cash of approximately $128 million for the nine months ended October 29, 2011. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 66%, 67%, and 62% as of October 27, 2012, January 28, 2012, and October 29, 2011, respectively. Changes in accounts payable leverage are primarily driven by timing of packaway receipts.

We expect to continue to take advantage of packaway inventory opportunities to deliver bargains to our customers. As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling opportunities in the marketplace. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months.

Changes in packaway inventory levels impact our operating cash flow. As of October 27, 2012, packaway inventory was 46% of total inventory compared to 49% at the end of fiscal 2011. At the end of the third quarter for fiscal 2011, packaway inventory was 43% of total inventory compared to 47% at the end of fiscal 2010.

Investing Activities

Net cash used in investing activities was approximately $257.0 million and $286.9 million for the nine month periods ended October 27, 2012 and October 29, 2011, respectively. The decrease in cash used for investing activities for the nine month period ended October 27, 2012, compared to the nine month period ended October 29, 2011 was primarily due to a transfer of funds in the second quarter of 2011 into restricted accounts to serve as collateral for our insurance obligations, partially offset by higher capital expenditures during the nine month period ended October 27, 2012.

Our capital expenditures were approximately $255.3 million and $231.3 million, for the nine month periods ended October 27, 2012 and October 29, 2011, respectively. Our capital expenditures include costs for fixtures and leasehold improvements to open new stores and improve existing stores, costs to implement information technology systems, build or expand distribution centers, and various other expenditures related to our stores, distribution centers, buying, and corporate offices. We opened 82 and 80 new stores on a gross basis during the nine month periods ended October 27, 2012 and October 29, 2011, respectively. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but three of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments.

We are forecasting approximately $430 million to $440 million of capital expenditures in fiscal year 2012 to fund fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, for the upgrade or relocation of existing stores, for investments in information technology systems, to build or expand distribution centers, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to fund these expenditures with available cash and cash flows from operations.

We purchased $0.4 million of investments for the nine month period ended October 27, 2012. We had no purchases of investments for the nine month period ended October 29, 2011. We had proceeds from investments of $0.8 million and $11.0 million for the nine month periods ended October 27, 2012 and October 29, 2011, respectively.

Financing Activities

Net cash used in financing activities was $415.3 million and $407.8 million for the nine month periods ended October 27, 2012 and October 29, 2011. For the nine month periods ended October 27, 2012 and October 29, 2011, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We repurchased 5.4 million and 9.0 million shares of common stock for aggregate purchase prices of approximately $334.4 million and $342.7 million during the nine month periods ended October 27, 2012, and October 29, 2011, respectively. In January 2011, our Board of Directors approved a two-year $900 million stock repurchase program for fiscal 2011 and 2012.

For the nine month periods ended October 27, 2012 and October 29, 2011, we paid dividends of $94.6 million and $77.0 million, respectively.

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

In June 2012, we amended our existing $600 million unsecured revolving credit facility. The amended credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable upon maturity but not less than quarterly. We had no borrowings or letters of credit outstanding on this facility as of October 27, 2012 and October 29, 2011, respectively. As of October 27, 2012, our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of October 27, 2012:

	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹
($000)
Senior notes	$—	$—	$—	$150,000	$150,000
Interest payment obligations	9,668	19,335	19,335	26,026	74,364
Operating leases:
Rent obligations	386,428	726,310	504,576	487,612	2,104,926
Synthetic leases	3,253	—	—	—	3,253
Other synthetic lease obligations	56,791	—	—	—	56,791
Purchase obligations	1,603,862	3,017	82	—	1,606,961
Total contractual obligations	$2,060,002	$748,662	$523,993	$663,638	$3,996,295

1We have a $60.3 million liability for unrecognized tax benefits that is included in other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of October 27, 2012, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We lease our buying offices, corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but three of our store locations. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $0.8 million at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million, ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. The synthetic lease agreement includes a prepayment penalty for early payoff of the lease. Our contractual obligation of $56 million is included in Other synthetic lease obligations in the above table. We intend to purchase this distribution center at the expiration of the lease in 2013.

We have also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of October 27, 2012, we have approximately $0.7 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

We lease three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2014 and 2016. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2016. We also own a 423,000 square foot warehouse in Fort Mill, South Carolina and a 449,000 square foot warehouse in Riverside, California. All five of these warehouses are used to store our packaway inventory. We also lease a 10-acre parcel that has been developed for trailer parking adjacent to our Perris, California distribution center expiring in 2017.

We lease approximately 192,000 square feet of office space for our corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2014 and 2015 and contain renewal provisions.

We lease approximately 265,000 and 52,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2022 and 2017, respectively, and contain renewal provisions.

Purchase obligations. As of October 27, 2012 we had purchase obligations of approximately $1,607 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,440 million represent purchase obligations of less than one year as of October 27, 2012.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at October 27, 2012:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$—	$600,000	$—	$600,000
Total commercial commitments	$—	$—	$600,000	$—	$600,000

For additional information relating to this credit facility, refer to Note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. In June 2012, we amended our existing $600 million unsecured revolving credit facility. The amended credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of October 27, 2012 we had no borrowings outstanding or letters of credit issued under this facility and were in compliance with the covenants.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of October 27, 2012 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of October 27, 2012 and October 29, 2011, we had $33.8 million and $45.5 million, respectively, in standby letters of credit outstanding which are collateralized by restricted cash and cash equivalents and $34.9 million and $21.1 million, respectively, in a collateral trust consisting of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $53.6 million and $38.7 million in trade letters of credit outstanding at October 27, 2012 and October 29, 2011, respectively.

Dividends. In November 2012, our Board of Directors declared a cash dividend of $.14 per common share, payable on December 28, 2012.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2012, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 28, 2012.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of October 27, 2012.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of October 27, 2012, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we have two outstanding series of unsecured notes held by institutional investors: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of October 27, 2012 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended October 27, 2012. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2012 third fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our third fiscal quarter of 2012, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

Our business is exposed to the risks of a large, multi-store retailer, which must continually and efficiently obtain and distribute a supply of fresh merchandise throughout a large and growing network of stores. These risk factors include:

•	An increase in the level of competitive pressures in the apparel or home-related merchandise industry.

•	Changes in the level of consumer spending on or preferences for apparel or home-related merchandise.

•
The impact from the macro-economic environment and financial and credit markets including but not limited to interest rates, recession, inflation, deflation, energy costs, tax rates and policy, unemployment trends, and fluctuating commodity costs.

•	Changes in geopolitical and geoeconomic conditions.

•	Unseasonable weather trends that could affect consumer demand for seasonal apparel and apparel-related products.

•
A change in the availability, quantity, or quality of attractive brand name merchandise at desirable discounts that could impact our ability to purchase product and continue to offer customers a wide assortment of merchandise at competitive prices.

•	Potential disruptions in the supply chain that could impact our ability to deliver product to our stores in a timely and cost-effective manner.

•	A change in the availability, quality, or cost of new store real estate locations.

•
A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores or a distribution center. Our corporate headquarters, Los Angeles buying office, two distribution centers, one warehouse, and 25% of our stores are located in California.

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

The continued success of our business depends, in part, upon our ability to increase sales at our existing store locations, to open new stores, and to operate stores on a profitable basis. Our existing strategies and store expansion programs may not result in a continuation of our anticipated revenue or profit growth. In executing our off-price retail strategies and working to improve efficiencies, expand our store network, and reduce our costs, we face a number of operational risks, including:

•	Our ability to attract and retain personnel with the retail talent necessary to execute our strategies.

•	Our ability to effectively operate our various supply chain, core merchandising, and other information systems.

•	Our ability to improve our merchandising capabilities through implementation of new processes and systems enhancements.

•	Our ability to improve new store sales and profitability, especially in newer regions and markets.

•	Our ability to achieve and maintain targeted levels of productivity and efficiency in our distribution centers.

•	Our ability to lease or acquire acceptable new store sites with favorable demographics and long-term financial returns.

•	Our ability to identify and to successfully enter new geographic markets.

•	Our ability to achieve planned gross margins, by effectively managing inventories, markdowns, and inventory shortage.

•	Our ability to effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2012 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
August
(7/29/2012 - 8/25/2012)	401,830	$68.57	365,575	$201,100
September
(8/26/2012 - 9/29/2012	720,747	$66.82	715,015	$153,400
October
(9/30/2012 - 10/27/2012)	628,046	$62.14	607,789	$115,600
Total	1,750,623	$65.54	1,688,379	$115,600

1We purchased 62,244 of these shares during the quarter ended October 27, 2012 from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date:	December 5, 2012	By:	/s/J. Call
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

3.2	Amended and Restated By-laws, as last amended November 16, 2011, incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 29, 2011.

3.3	Amendment of Certificate of Incorporation dated July 18, 2011 incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.1	Employment Agreement dated August 15, 2012 and effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc.

10.2	Notice of Grant of Restricted Stock Units pursuant to the Ross Stores, Inc. 2008 Equity Incentive Plan to Michael Balmuth on August 15, 2012.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 5, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase