Form 10-K
period 2013-02-02
ROSS STORES INC
filed 2013-04-02
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer    X    Accelerated filer         Non-accelerated filer         Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    X
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 28, 2012 was $14,631,276,037, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, with $.01 par value, outstanding on March 14, 2013 was 220,018,890.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant's 2013 Annual Meeting of Stockholders, which will be filed on or before June 3, 2013, are incorporated herein by reference into Part III.

PART I
ITEM 1. BUSINESS
Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores--Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.
Ross is the largest off-price apparel and home fashion chain in the United States, with 1,091 locations in 33 states, the District of Columbia and Guam, as of February 2, 2013. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. Ross target customers are primarily from middle income households.
We also operate 108 dd’s DISCOUNTS® stores in eight states as of February 2, 2013. dd's DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood and its target customers typically come from households with more moderate incomes than Ross customers.
The merchant, store, and distribution organizations for Ross and dd’s DISCOUNTS are separate and distinct. The two chains share certain other corporate and support services.
Both our Ross and dd's DISCOUNTS brands target value-conscious women and men between the ages of 18 and 54. The decisions we make, from merchandising, purchasing, and pricing, to the locations of our stores, are based on these customer profiles. We believe that both brands derive a competitive advantage by offering a wide assortment of product within each of our merchandise categories in organized and easy-to-shop store environments.
Our mission is to offer competitive values to our target customers by focusing on the following key strategic objectives:
• Maintain an appropriate level of recognizable brands, labels, and fashions at strong discounts throughout the store.
• Meet customer needs on a local basis.
• Deliver an in-store shopping experience that reflects the expectations of the off-price customer.
• Manage real estate growth to compete effectively across all our markets.
We refer to our fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 as fiscal 2012, fiscal 2011, and fiscal 2010, respectively. Fiscal 2012 was a 53-week year. Fiscal 2011 and 2010 were each 52-week years.

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
We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection within each classification with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. The mix of comparable store sales by department in fiscal 2012 was approximately as follows: Ladies 29%,

Home Accents and Bed and Bath 24%, Accessories, Lingerie, Fine Jewelry, and Fragrances 13%, Shoes 13%, Men's 13%, and Children's 8%. Our merchandise offerings also include, but are not limited to, small furniture and furniture accents, educational toys and games, luggage, gourmet food and cookware, watches, and sporting goods.
Purchasing. We have a combined network of approximately 7,900 merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced any difficulty in obtaining sufficient merchandise inventory.
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
In fiscal 2012, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 47% and 49% of total inventories as of February 2, 2013 and January 28, 2012 and reflects our merchants’ continued ability to take advantage of a large amount of close-out opportunities in the marketplace. We believe the strong discounts we are able to offer on packaway merchandise are one of the key drivers of our business results.
Our primary buying offices are located in New York City and Los Angeles, the nation's two largest apparel markets. These strategic locations allow our buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers. These locations also enable our buyers to strengthen vendor relationships–-a key element to the success of our off-price buying strategies.
Over the past year, we continued to make strategic investments in our merchandising organization to further enhance our ability to deliver name brand bargains to our customers. At the end of fiscal 2012, we had approximately 600 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average 9 years of experience, including merchandising positions with other retailers such as Bloomingdale's, Burlington Coat Factory, Foot Locker, Kohl’s, Loehmann’s, Lord & Taylor, Macy's, Marshalls, Nordstrom, Saks, and T.J. Maxx. We expect to continue to make additional targeted investments in new merchants to further develop our relationships with an expanding number of manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.
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
Our pricing strategy at Ross differs from that of a department or specialty store. We purchase our merchandise at lower prices and mark it up less than a department or specialty store. This strategy enables us to offer customers consistently low prices and compelling value. On a weekly basis our buyers review specified departments in our stores for possible markdowns based on the rate of sale as well as at the end of fashion seasons to promote faster turnover of merchandise inventory and to accelerate the flow of fresh product. A similar pricing strategy is in place at dd’s DISCOUNTS where prices are compared to those in moderate department and discount stores.

Stores
As of February 2, 2013, we operated a total of 1,199 stores comprised of 1,091 Ross stores and 108 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, we cluster Ross stores to benefit from economies of scale in advertising, distribution, and field management. We do the same for dd’s DISCOUNTS stores.
We believe a key element of our success is our organized, attractive, easy-to-shop, in-store environments at both Ross and dd’s DISCOUNTS, which allow customers to shop at their own pace. While our stores promote a self-service, treasure hunt shopping experience, the layouts are designed to enhance customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Our store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and prices through prominent category and sizing markers. At most stores, shopping carts and / or baskets are available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing.
We use point-of-sale (“POS”) hardware and software systems in all stores, which minimizes transaction time for the customer at the checkout counter by electronically scanning each ticket at the point of sale and authorizing personal checks, debit, credit, and stored-value cards in a matter of seconds. For Ross and dd’s DISCOUNTS combined, approximately 61% and 60% of payments in fiscal 2012 and fiscal 2011, respectively, were made with credit cards and debit cards. We provide cash, credit card, and debit card refunds on all merchandise (not used, worn, or altered) returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or refunded with store credit.

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

Information Systems
We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Recent initiatives include enhancements to our Merchandise Planning, Core Merchandising, and Allocation Management systems. These initiatives support our expansion in new markets and our assortment execution and plan achievement, while also supporting future growth. In addition, we made improvements to our networks and our point-of-sale systems to increase reliability and speed, upgraded our store wireless network, and commenced development of our new data center.

Distribution
We have four distribution processing facilities–-two in California, one in Pennsylvania, and one in South Carolina. We ship all of our merchandise to our stores through these distribution centers, which are large, highly automated, and built to suit our specific off-price business model. Over the next two years, we plan to invest in two new distribution centers and purchase one of our existing distribution facilities at the expiration of its lease in 2013.
In addition, we own two and lease three other warehouse facilities for packaway storage. We use other third-party facilities as needed for storage of packaway inventory.
We also utilize third-party cross docks to distribute merchandise to stores on a regional basis. Shipments are made by contract carriers to the stores from three to six times per week depending on location.
We believe that our distribution centers with their current expansion capabilities will provide adequate processing capacity to support our current store growth. Information on the size and locations of our distribution centers and warehouse facilities is found under “Properties” in Item 2.

Advertising
Advertising for Ross Dress for Less relies primarily on television to communicate the Ross value proposition–-everyday savings off the same brands carried at leading department stores. This strategy reflects our belief that television is the most efficient and cost effective medium for communicating our brand position. We continue to utilize additional channels to build awareness. Advertising for dd’s DISCOUNTS is primarily focused on new store grand openings and local grass roots initiatives.

Trademarks
The trademarks for Ross Dress For Less® and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees
As of February 2, 2013, we had approximately 57,500 total employees, including an estimated 41,500 part-time employees. Additionally, we hire temporary employees especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2012, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”
Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd's DISCOUNTS include, without limitation, the following:
We are subject to the economic and industry risks that affect large retailers operating in the United States.
Our business is exposed to the risks of a large, multi-store retailer, which must continually and efficiently obtain and distribute a supply of fresh merchandise throughout a large and growing network of stores and distribution centers. These risk factors include:

•	An increase in the level of competitive pressures in the apparel or home-related merchandise retailing industry.

•	Changes in the level of consumer spending on or preferences for apparel or home-related merchandise.

•
The impacts from the macro-economic environment and financial and credit markets that affect consumer disposable income and consumer confidence, including but not limited to interest rates, recession, inflation, deflation, energy costs, tax rates and policy, unemployment trends, and fluctuating commodity costs.

•	Changes in geopolitical and geoeconomic conditions.

•	Unseasonable weather trends that could affect consumer demand for seasonal apparel and apparel-related products.

•
Changes in the availability, quantity, or quality of attractive brand name merchandise at desirable discounts that could impact our ability to purchase product and continue to offer customers a wide assortment of merchandise at competitive prices.

•	Potential disruptions in the supply chain or in information systems that could impact our ability to deliver product to our stores in a timely and cost-effective manner.

•	A change in the availability, quality, or cost of new store real estate locations.

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
The continued success of our business depends in part upon our ability to increase sales at our existing store locations, to open new stores, and to operate stores on a profitable basis. Our existing strategies and store and distribution center expansion programs may not result in a continuation of our anticipated revenue or profit growth. In executing our off-price retail strategies and working to improve efficiencies, expand our store network, and reduce our costs, we face a number of operational risks, including our ability to:

•	Attract and retain personnel with the retail talent necessary to execute our strategies.

•	Effectively operate and continually upgrade our various supply chain, store, core merchandising, and other information systems.

•	Improve our merchandising and transaction processing capabilities through implementation of new processes and systems enhancements.

•	Manage our planned data center and headquarters moves without disruption or unanticipated cost.

•	Improve new store sales and profitability, especially in newer regions and markets.

•	Add capacity to our existing distribution centers, find new distribution center sites, and build out planned additional distribution centers timely and cost effectively.

•	Achieve and maintain targeted levels of productivity and efficiency in our existing and future new distribution centers.

•	Lease or acquire acceptable new store sites with favorable demographics and long-term financial returns.

•	Identify and successfully enter new geographic markets.

•	Achieve planned gross margins by effectively managing inventories, markdowns, and inventory shortage.

•	Effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
At February 2, 2013, we operated a total of 1,199 stores, of which 1,091 were Ross locations in 33 states, the District of Columbia and Guam, and 108 were dd’s DISCOUNTS stores in eight states. All stores are leased, with the exception of three locations which we own.
During fiscal 2012, we opened 62 new Ross stores and closed eight existing stores. The average approximate Ross store size is 29,300 square feet.
During fiscal 2012, we opened 20 new dd’s DISCOUNTS stores. The average approximate dd’s DISCOUNTS store size is 23,800 square feet.
During fiscal 2012, no one store accounted for more than 1% of our sales.
We carry earthquake insurance to help mitigate the risk of financial loss due to an earthquake.
Our real estate strategy in 2013 is to open stores in states where we currently operate to increase our market penetration and to reduce overhead and advertising expenses as a percentage of sales in each market. We also expect to continue our new store expansion in new markets in 2013. Important considerations in evaluating a new store location in both new and existing markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state/territory as of February 2, 2013 and January 28, 2012.

State/Territory	February 2, 2013	January 28, 2012
Alabama	20	18
Arizona	64	59
Arkansas	4	2
California	304	290
Colorado	29	29
Delaware	1	1
District of Columbia	1	1
Florida	145	138
Georgia	48	46
Guam	1	1
Hawaii	13	13
Idaho	10	9
Illinois	23	12
Indiana	1	—
Kansas	2	—
Kentucky	2	—
Louisiana	12	12
Maryland	20	19
Mississippi	5	5
Missouri	8	—
Montana	6	6
Nevada	28	26
New Jersey	11	10
New Mexico	8	8
North Carolina	34	33
Oklahoma	19	19
Oregon	26	26
Pennsylvania	40	37
South Carolina	20	20
Tennessee	26	25
Texas	180	173
Utah	15	15
Virginia	33	33
Washington	38	37
Wyoming	2	2
Total	1,199	1,125

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At February 2, 2013, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is five years or 21 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.
See additional discussion under “Stores” in Item 1.

The following table summarizes the location and approximate sizes of our occupied distribution centers, warehouses, and office locations as of February 2, 2013. Square footage information for the distribution centers and warehouses represents total ground floor area of the facility. Square footage information for office space represents total space occupied. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own / Lease
Distribution centers
Carlisle, Pennsylvania	425,000	Own
Fort Mill, South Carolina	1,300,000	Own
Moreno Valley, California	1,300,000	Own
Perris, California	1,300,000	Lease

Warehouses
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina	255,000	Lease
Riverside, California	449,000	Own

Office space
Los Angeles, California	52,000	Lease
New York City, New York	265,000	Lease
Pleasanton, California	192,000	Lease

In 2011, we purchased land and buildings in Dublin, California. We are currently in the process of preparing this property for our new corporate headquarters with an estimated occupancy of late 2013 and early 2014.
In 2008, we purchased land in Rock Hill, South Carolina. We are currently in the process of preparing this property for a data center and distribution center site with an estimated occupancy of 2013 and 2014, respectively.
See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS
Like many California retailers, we have been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of February 2, 2013.
We are also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against us include commercial, product and product safety, customer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that we violated state or federal laws. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.
We believe that the resolution of our pending class action litigation and other currently pending legal proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of the Registrant
The following sets forth the names and ages of our executive officers, indicating each person's principal occupation or employment during at least the past five years. The term of office is at the discretion of our Board of Directors.

Name	Age	Position
Michael Balmuth	62	Vice Chairman and Chief Executive Officer
Douglas Baker	54	President and Chief Merchandising Officer, dd’s DISCOUNTS
James S. Fassio	58	President and Chief Development Officer
Michael O’Sullivan	49	President and Chief Operating Officer
Barbara Rentler	55	President and Chief Merchandising Officer, Ross Dress for Less
Lisa Panattoni	50	Group Executive Vice President, Merchandising
John G. Call	54	Group Senior Vice President, Chief Financial Officer and Corporate Secretary

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
Ms. Panattoni was named Group Executive Vice President, Merchandising for Ross Home and Men’s in December 2009. She joined the Company in January 2005 as Senior Vice President and General Merchandise Manager of Ross Home and was promoted to Executive Vice President in October 2005. Prior to joining Ross, Ms. Panattoni was with The TJX Companies, where she served as Senior Vice President of Merchandising and Marketing for HomeGoods from 1998 to 2004 and as Divisional Merchandise Manager of the Marmaxx Home Store from 1994 to 1998.
Mr. Call became Group Senior Vice President and Chief Financial Officer in February 2012 and Corporate Secretary in November 2012. From June 1997 to January 2012, he was Senior Vice President and Chief Financial Officer. He also served as Corporate Secretary from June 1997 to February 2009. Mr. Call was Senior Vice President, Chief

Financial Officer, Secretary and Treasurer of Friedman’s from June 1993 until February 1997. For five years prior to joining Friedman’s, Mr. Call held various positions with Ernst & Young LLP.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 832 stockholders of record as of March 14, 2013 and the closing stock price on that date was $55.87 per share.
Cash dividends. In January 2013, our Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on March 29, 2013. Our Board of Directors declared cash dividends of $0.14 per common share in January, May, August, and November 2012, cash dividends of $0.11 per common share in January, May, August, and November 2011, and cash dividends of $0.08 per common share in January, May, August, and November 2010.
Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2012 is as follows:

Period	Total number of shares (or units) purchased¹	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(10/28/2012 - 11/24/2012)	358,186	$56.15	358,186	$95,500
December
(11/25/2012 - 12/29/2012)	879,292	$54.39	878,289	$47,800
January
(12/30/2012 - 02/02/2013)	827,671	$58.51	816,163	—
Total	2,065,149	$56.35	2,052,638	$1,100,000	²

1
We acquired 12,511 shares of treasury stock during the quarter ended February 2, 2013. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2	In January 2013, our Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.

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
Total stockholder returns for our common stock outperformed the Standard & Poor’s (“S&P”) 500 Index and the S&P Retailing Group over the last five years as set forth in the graph below. The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal year end and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and may vary slightly from our actual fiscal year-end date for each period. Data with respect to returns for the S&P indexes is not readily available for periods shorter than one month. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and S&P Retailing Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
Index Value
1/08
1/09
1/10
1/11
1/12
1/13
Period Ending
Ross Stores, Inc.
S&P 500 Index
S&P Retailing Group

		Indexed Returns for Years Ended
	Base Period
Company / Index	2008	2009	2010	2011	2012	2013
Ross Stores, Inc.	100	100	157	227	358	420
S&P 500 Index	100	61	82	100	104	122
S&P Retailing Group	100	65	103	134	155	197

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

($000, except per share data)	2012¹	2011	2010	2009	2008

Operations
Sales	$9,721,065	$8,608,291	$7,866,100	$7,184,213	$6,486,139
Cost of goods sold	7,011,428	6,240,760	5,729,735	5,327,278	4,956,576
Percent of sales	72.1%	72.5%	72.8%	74.2%	76.4%
Selling, general and administrative	1,437,886	1,304,065	1,229,775	1,130,813	1,034,357
Percent of sales	14.8%	15.2%	15.6%	15.7%	16.0%
Interest expense (income), net	6,907	10,322	9,569	7,593	(157)
Earnings before taxes	1,264,844	1,053,144	897,021	718,529	495,363
Percent of sales	13.0%	12.2%	11.4%	10.0%	7.6%
Provision for taxes on earnings	478,081	395,974	342,224	275,772	189,922
Net earnings	786,763	657,170	554,797	442,757	305,441
Percent of sales	8.1%	7.6%	7.1%	6.2%	4.7%
Basic earnings per share²	$3.59	$2.91	$2.35	$1.80	$1.18
Diluted earnings per share²	$3.53	$2.86	$2.31	$1.77	$1.16

Cash dividends declared
per common share²	$0.590	$0.470	$0.350	$0.245	$0.198

¹ Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.
² All per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.

Selected Financial Data

($000, except per share data)	2012¹	2011	2010	2009	2008

Financial Position
Cash and cash equivalents	$646,761	$649,835	$833,924	$768,343	$321,355
Merchandise inventory	1,209,237	1,130,070	1,086,917	872,498	881,058
Property and equipment, net	1,493,284	1,241,722	983,776	942,999	951,656
Total assets	3,670,561	3,301,209	3,116,204	2,768,633	2,355,511
Return on average assets	23%	20%	19%	17%	13%
Working capital	608,845	578,319	690,919	554,933	358,456
Current ratio	1.4:1	1.4:1	1.5:1	1.5:1	1.4:1
Long-term debt	150,000	150,000	150,000	150,000	150,000
Long-term debt as a percent
of total capitalization	8%	9%	10%	11%	13%
Stockholders' equity	1,766,863	1,493,012	1,332,692	1,157,293	996,369
Return on average
stockholders' equity	48%	47%	45%	41%	31%
Book value per common share
outstanding at year-end²	$8.00	$6.58	$5.64	$4.71	$3.91

Operating Statistics
Number of stores opened	82	80	56	56	77
Number of stores closed	8	10	6	7	11
Number of stores at year-end	1,199	1,125	1,055	1,005	956
Comparable store sales increase³
(52-week basis)	6%	5%	5%	6%	2%
Sales per average square foot of
selling space (52-week basis)	$355	$338	$324	$311	$298
Square feet of selling space
at year-end (000)	27,800	26,100	24,800	23,700	22,500
Number of employees at year-end	57,500	53,900	49,500	45,600	40,000
Number of common stockholders
of record at year-end	831	817	804	767	754

¹ Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.
² All per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.
³ Comparable stores are stores open for more than 14 complete months.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores–-Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,091 locations in 33 states, the District of Columbia and Guam as of February 2, 2013. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. As of February 2, 2013, we also operate 108 dd’s DISCOUNTS stores in eight states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices.
Our primary objective is to pursue and refine our existing off-price strategies to maintain or improve both profitability and financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry. Total aggregate sales for the five largest off-price retailers in the United States increased 11% during 2012 on top of a 6% increase in 2011. This compares to total national apparel sales which increased 4% during 2012 compared to a 3% increase in 2011, according to data published by the NPD Group, Inc., a leading provider of global information and advisory services company.
We believe that the stronger relative sales gains of the off-price retailers during 2012 and 2011 were driven mainly by continued focus on value by consumers over the past few years. Our sales and earnings gains in 2012 continued to benefit from efficient execution of our off-price model throughout all areas of our business. Our merchandise and operational strategies are designed to take advantage of the expanding market share of the off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling everyday discounts.
Looking ahead to 2013, we are planning further reductions in average store inventory levels while continuing to maintain strict controls on operating expenses as part of our strategy to maximize our profitability.
We refer to our fiscal years ended February 2, 2013, January 28, 2012, and January 29, 2011 as fiscal 2012, fiscal 2011, and fiscal 2010, respectively. Fiscal 2012 was a 53-week year. Fiscal 2011 and 2010 were each 52 weeks.

Results of Operations

The following table summarizes the financial results for fiscal 2012, 2011, and 2010:

	2012	2011	2010
Sales
Sales (millions)	$9,721	$8,608	$7,866
Sales growth	12.9%	9.4%	9.5%
Comparable store sales growth (52-week basis)	6%	5%	5%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.1%	72.5%	72.8%
Selling, general and administrative	14.8%	15.2%	15.6%
Interest expense, net	0.1%	0.1%	0.1%

Earnings before taxes (as a percent of sales)	13.0%	12.2%	11.4%

Net earnings (as a percent of sales)	8.1%	7.6%	7.1%

Stores. Total stores open at the end of fiscal 2012, 2011, and 2010 were 1,199, 1,125, and 1,055, respectively. The number of stores at the end of fiscal 2012, 2011, and 2010 increased by 7%, 7%, and 5% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

Store Count	2012	2011	2010
Beginning of the period	1,125	1,055	1,005
Opened in the period	82	80	56
Closed in the period	(8)	(10)	(6)
End of the period	1,199	1,125	1,055

Selling square footage at the end of the period (000)	27,800	26,100	24,800

Sales. Sales for fiscal 2012 increased $1.1 billion, or 12.9%, compared to the prior year due to the opening of 74 net new stores during 2012 and a 6% increase in comparable store sales (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2011 increased $742.2 million, or 9.4%, compared to the prior year due to the opening of 70 net new stores during 2011 and a 5% increase in sales from comparable stores.
Our sales mix is shown below for fiscal 2012, 2011, and 2010:

	2012	2011	2010
Ladies	29%	29%	29%
Home Accents and Bed and Bath	24%	25%	25%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	12%
Shoes	13%	12%	12%
Men's	13%	13%	13%
Children's	8%	8%	9%
Total	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2012, 2011, and 2010, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2012 increased $770.7 million compared to the prior year mainly due to increased sales from the opening of 74 net new stores during the year and a 6% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2012 decreased approximately 40 basis points from the prior year. This improvement was due primarily to a 40 basis point increase in merchandise gross margin. In addition, occupancy leveraged 25 basis points and distribution expenses as a percent of sales also declined approximately 15 basis points. These favorable items were partially offset by increases in buying and freight costs of 25 and 10 basis points, respectively, and 5 basis points related to the year over year true-up in our shortage reserve.
Cost of goods sold in fiscal 2011 increased $511.0 million compared to the prior year mainly due to increased sales from the opening of 70 net new stores during the year and a 5% increase in sales from comparable stores.
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
We cannot be sure that the gross profit margins realized in fiscal 2012, 2011, and 2010 will continue in future years.
Selling, general and administrative expenses. For fiscal 2012, selling, general and administrative expenses (“SG&A”) increased $133.8 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 74 net new stores during the year. SG&A as a percentage of sales for fiscal 2012 decreased by approximately 35 basis points compared to the prior year primarily due to leverage on store operating expenses.
For fiscal 2011, SG&A increased $74.3 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 70 net new stores during the year. SG&A as a percentage of sales for fiscal 2011 decreased by approximately 50 basis points compared to the prior year due equally to a combination of leverage on both general and administrative and store operating expenses.
The largest component of SG&A is payroll. The total number of employees, including both full and part-time, as of fiscal year end 2012, 2011, and 2010 was approximately 57,500, 53,900, and 49,500, respectively.
Interest expense (income), net. In fiscal 2012, interest expense decreased by $3.5 million primarily due to higher capitalization of construction interest. Interest income decreased by $0.1 million primarily due to lower investment yields as compared to the prior year. As a percentage of sales, net interest expense in fiscal 2012 decreased by approximately five basis points compared to the same period in the prior year. The table below shows interest expense and income for fiscal 2012, 2011, and 2010:

($ millions)	2012	2011	2010
Interest expense	$7.5	$11.0	$10.7
Interest income	(0.6)	(0.7)	(1.1)
Total interest expense, net	$6.9	$10.3	$9.6

Taxes on earnings. Our effective tax rate for fiscal 2012, 2011 and 2010 was approximately 38% in each year, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in laws, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2013 will be about 38%.

Net earnings. Net earnings as a percentage of sales for fiscal 2012 were higher compared to fiscal 2011 primarily due to both lower cost of goods sold and lower SG&A expenses as a percentage of sales. Net earnings as a percentage of sales for fiscal 2011 were higher compared to fiscal 2010 primarily due to both lower cost of goods sold and lower SG&A expenses as a percentage of sales.

Earnings per share. Diluted earnings per share in fiscal 2012 was $3.53 compared to $2.86 in the prior year period. The 23% increase in diluted earnings per share is attributable to an approximate 20% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2011 was $2.86 compared to $2.31 in fiscal 2010. The 24% increase in diluted earnings per share is attributable to an 18% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the stock repurchase program.

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

($ millions)	2012	2011	2010
Cash provided by operating activities	$979.6	$820.1	$673.0
Cash used in investing activities	(425.7)	(471.8)	(196.8)
Cash used in financing activities	(557.0)	(532.4)	(410.6)
Net (decrease) increase in cash and cash equivalents	$(3.1)	$(184.1)	$65.6

Operating Activities

Net cash provided by operating activities was $979.6 million, $820.1 million, and $673.0 million in fiscal 2012, 2011, and 2010 respectively. Cash provided by operating activities in fiscal 2012, 2011, and 2010 was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Net cash from operations increased in 2012 compared to 2011 primarily due to higher net earnings. Net cash from operations increased in 2011 compared to 2010 primarily due to higher net earnings and lower working capital used to purchase additional packaway inventory.

The change in total merchandise inventory, net of the change in accounts payable, resulted in a use of cash of approximately $39 million, $55 million, and $112 million for fiscal 2012 , 2011, and 2010 respectively. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 67%, 67%, and 71% as of February 2, 2013, January 28, 2012, and January 29, 2011, respectively. Changes in accounts payable leverage are primarily driven by timing of packaway receipts.

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

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2012, packaway inventory was 47% of total inventory compared to 49% and 47% at the end of fiscal 2011 and 2010, respectively.

Investing Activities

Net cash used in investing activities was $425.7 million, $471.8 million, and $196.8 million in fiscal 2012, 2011, and 2010, respectively. The decrease in cash used for investing activities in fiscal 2012 compared to fiscal 2011 was primarily due to a transfer of funds in fiscal 2011 into restricted accounts to serve as collateral for our insurance obligations. The increase in cash used for investing activities for fiscal 2011 compared to fiscal 2010 was primarily due to an increase in capital expenditures and a transfer of funds into restricted accounts to serve as collateral for our insurance obligations. In fiscal 2012, 2011, and 2010, our capital expenditures were $424.4 million, $416.3 million, and $198.7 million, respectively. Our capital expenditures include costs to build or expand distribution centers and our new data center, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. We opened 82, 80, and 56 new stores in fiscal 2012, 2011, and 2010, respectively. Our buying offices, our corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but three of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2012	2011	2010
Distribution	$157.9	$86.1	$32.0
New stores	118.7	114.2	75.5
Existing stores	86.9	126.8	60.3
Information systems, corporate, and other	60.9	89.2	30.9
Total capital expenditures	$424.4	$416.3	$198.7

We are forecasting approximately $670 million in capital expenditures for fiscal year 2013. In addition to funding costs for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices, the expected growth in capital expenditures in 2013 is mainly due to our investment over the next two years in two new distribution centers, the purchase of one of our existing, leased distribution centers, the relocation of our corporate headquarters and the development of our new data center. We expect to fund these expenditures with available cash and cash flows from operations.

We purchased $5.4 million of investments in fiscal 2012, no investments in fiscal 2011, and $6.8 million in fiscal 2010. We had proceeds from investments of $6.2 million, $4.6 million, and $8.6 million in fiscal 2012, 2011, and 2010, respectively.

Financing Activities

Net cash used in financing activities was $557.0 million, $532.4 million, and $410.6 million in fiscal 2012, 2011, and 2010, respectively. During fiscal 2012, 2011, and 2010, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We repurchased 7.5 million, 11.3 million, and 13.5 million shares of common stock for aggregate purchase prices of approximately $450 million, $450 million, and $375 million in fiscal 2012, 2011, and 2010, respectively. In January 2013, our Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.
In January 2013, our Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on March 29, 2013. Our Board of Directors declared cash dividends of $0.14 per common share in January, May, August, and November 2012, cash dividends of $0.11 per common share in January, May, August, and November 2011, and cash dividends of $0.08 per common share in January, May, August, and November 2010.
During fiscal 2012, 2011, and 2010, we paid dividends of $125.7 million, $102.0 million, and $77.3 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank, and other credit lines to meet our capital and liquidity requirements, including lease payment obligations in 2013.

In June 2012, we amended our existing $600 million unsecured revolving credit facility. The amended credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable upon maturity but not less than quarterly. As of February 2, 2013, we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of February 2, 2013:

	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹
($000)
Senior notes	$—	$—	$—	$150,000	$150,000
Interest payment obligations	9,668	19,335	19,335	21,192	69,530
Operating leases:
Rent obligations	387,536	753,800	526,601	470,520	2,138,457
Synthetic leases	2,661	10	—	—	2,671
Other synthetic lease obligations	70,451	183	—	—	70,634
Purchase obligations	1,598,599	6,459	55	—	1,605,113
Total contractual obligations	$2,068,915	$779,787	$545,991	$641,712	$4,036,405

1We have an $82.5 million liability for unrecognized tax benefits that is included in other long-term liabilities on our consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of February 2, 2013, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We lease our buying offices, corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but three of our store locations. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

We have lease arrangements for certain equipment in our stores for our point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years, and we typically have options to renew the leases for two to three one-year periods. Alternatively, we may purchase or return the equipment at the end of the initial or each renewal term. We have guaranteed the value of the equipment of $0.6 million at the end of the respective initial lease terms, which is included in Other synthetic lease obligations in the table above.

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million, ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. If the distribution center is sold to a third party for less than $70 million, we have agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. The synthetic lease agreement includes a prepayment penalty for early payoff of the lease. We intend to purchase this distribution center at the expiration of the lease in 2013. Our $70 million obligation is included in Other synthetic lease obligations in the above table.

We have also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of February 2, 2013, we have approximately $0.5 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

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

Purchase obligations. As of February 2, 2013 we had purchase obligations of approximately $1,605 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,460 million represent purchase obligations of less than one year as of February 2, 2013.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at February 2, 2013:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$—	$600,000	$—	$600,000
Total commercial commitments	$—	$—	$600,000	$—	$600,000

For additional information relating to this credit facility, refer to Note D of Notes to Consolidated Financial Statements.

Revolving credit facility. In June 2012, we amended our existing $600 million unsecured revolving credit facility. The amended credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of February 2, 2013 we had no borrowings outstanding or standby letters of credit issued under this facility and were in compliance with the covenants.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of February 2, 2013 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of February 2, 2013 and January 28, 2012, we had $33.8 million and $45.5 million, respectively, in standby letters of credit outstanding and $34.9 million and $21.3 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and cash equivalents, and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $38.0 million and $39.9 million in trade letters of credit outstanding at February 2, 2013 and January 28, 2012, respectively.

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
Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. We purchase manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 47%, 49%, and 47% of total inventories as of February 2, 2013, January 28, 2012, and January 29, 2011. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.
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
Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2012, 2011, or 2010.
Depreciation and amortization expense. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to 12 years for equipment and 20 to 40 years for land improvements and buildings. The cost of leasehold improvements is amortized over the lesser of the useful life of the asset or the applicable lease term.
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

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2012, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

Future economic and industry trends that could potentially impact revenue, profitability, and growth remain difficult to predict. As a result, our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations and projections. Refer to Item 1A in this Annual Report on Form 10-K for a more complete discussion of risk factors for Ross and dd's DISCOUNTS. The factors underlying our forecasts are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time. We disclaim any obligation to update or revise these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.
We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of February 2, 2013.
Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of February 2, 2013, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.
In addition, we have two outstanding series of unsecured notes held by institutional investors: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of February 2, 2013 was $150 million.
Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.
A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended February 2, 2013. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Year Ended	Year Ended	Year Ended
($000, except per share data)	February 2, 2013	January 28, 2012	January 29, 2011
Sales	$9,721,065	$8,608,291	$7,866,100

Costs and Expenses
Costs of goods sold	7,011,428	6,240,760	5,729,735
Selling, general and administrative	1,437,886	1,304,065	1,229,775
Interest expense, net	6,907	10,322	9,569
Total costs and expenses	8,456,221	7,555,147	6,969,079

Earnings before taxes	1,264,844	1,053,144	897,021
Provision for taxes on earnings	478,081	395,974	342,224
Net earnings	$786,763	$657,170	$554,797

Earnings per share
Basic	$3.59	$2.91	$2.35
Diluted	$3.53	$2.86	$2.31

Weighted average shares outstanding (000)
Basic	219,130	225,915	235,641
Diluted	222,784	229,982	239,805

Dividends
Cash dividends declared per share	$0.59	$0.47	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year ended	Year ended	Year ended
($000)	February 2, 2013	January 28, 2012	January 29, 2011
Net earnings	$786,763	$657,170	$554,797

Other comprehensive income:
Change in unrealized (loss) gain on investments, net of tax	(50)	147	318
Comprehensive income	$786,713	$657,317	$555,115
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	February 2, 2013	January 28, 2012
Assets
Current Assets
Cash and cash equivalents	$646,761	$649,835
Short-term investments	1,087	658
Accounts receivable	59,617	50,848
Merchandise inventory	1,209,237	1,130,070
Prepaid expenses and other	94,318	87,362
Deferred income taxes	20,407	5,598
Total current assets	2,031,427	1,924,371

Property and Equipment
Land and buildings	372,659	338,027
Fixtures and equipment	1,551,590	1,408,647
Leasehold improvements	732,671	657,312
Construction-in-progress	258,691	131,881
	2,915,611	2,535,867
Less accumulated depreciation and amortization	1,422,327	1,294,145
Property and equipment, net	1,493,284	1,241,722

Long-term investments	4,374	5,602
Other long-term assets	141,476	129,514
Total assets	$3,670,561	$3,301,209

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$807,534	$761,717
Accrued expenses and other	320,415	304,654
Accrued payroll and benefits	241,129	248,552
Income taxes payable	53,504	31,129
Total current liabilities	1,422,582	1,346,052

Long-term debt	150,000	150,000
Other long-term liabilities	246,815	203,625
Deferred income taxes	84,301	108,520

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share	2,207	2,269
Authorized 600,000,000 shares
Issued and outstanding 220,721,000 and
226,864,000 shares, respectively
Additional paid-in capital	866,519	788,895
Treasury stock	(91,708)	(62,262)
Accumulated other comprehensive income	585	635
Retained earnings	989,260	763,475
Total stockholders’ equity	1,766,863	1,493,012
Total liabilities and stockholders’ equity	$3,670,561	$3,301,209
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at January 30, 2010	245,858	$2,458	$680,679	$(36,864)	$170	$510,850	$1,157,293
Net earnings	—	—	—	—	—	554,797	554,797
Unrealized investment gain, net	—	—	—	—	318	—	318
Common stock issued under stock
plans, net of shares
used for tax withholding	3,728	38	36,442	(9,544)	—	—	26,936
Tax benefit from equity issuance	—	—	15,412	—	—	—	15,412
Stock-based compensation	—	—	36,551	—	—	—	36,551
Common stock repurchased	(13,460)	(134)	(29,539)	—	—	(345,327)	(375,000)
Dividends declared	—	—	—	—	—	(83,615)	(83,615)
Balance at January 29, 2011	236,126	$2,362	$739,545	$(46,408)	$488	$636,705	$1,332,692
Net earnings	—	—	—	—	—	657,170	657,170
Unrealized investment gain, net	—	—	—	—	147	—	147
Common stock issued under stock
plans, net of shares
used for tax withholding	2,002	20	17,270	(15,854)	—	—	1,436
Tax benefit from equity issuance	—	—	19,040	—	—	—	19,040
Stock-based compensation	—	—	40,404	—	—	—	40,404
Common stock repurchased	(11,264)	(113)	(27,364)	—	—	(422,523)	(450,000)
Dividends declared	—	—	—	—	—	(107,877)	(107,877)
Balance at January 28, 2012	226,864	$2,269	$788,895	$(62,262)	$635	$763,475	$1,493,012
Net earnings	—	—	—	—	—	786,763	786,763
Unrealized investment loss, net	—	—	—	—	(50)	—	(50)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,315	13	19,030	(29,446)	—	—	(10,403)
Tax benefit from equity issuance	—	—	29,989	—	—	—	29,989
Stock-based compensation	—	—	48,952	—	—	—	48,952
Common stock repurchased	(7,458)	(75)	(20,347)	—	—	(429,578)	(450,000)
Dividends declared	—	—	—	—	—	(131,400)	(131,400)
Balance at February 2, 2013	220,721	$2,207	$866,519	$(91,708)	$585	$989,260	$1,766,863
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
($000)	February 2, 2013	January 28, 2012	January 29, 2011
Cash Flows From Operating Activities
Net earnings	$786,763	$657,170	$554,797
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	185,491	159,892	160,693
Stock-based compensation	48,952	40,404	36,551
Deferred income taxes	(39,028)	21,722	(17,977)
Tax benefit from equity issuance	29,989	19,040	15,412
Excess tax benefit from stock-based compensation	(29,103)	(18,180)	(14,746)
Change in assets and liabilities:
Merchandise inventory	(79,167)	(43,153)	(214,419)
Other current assets	(14,474)	(10,329)	(6,339)
Accounts payable	40,109	(11,614)	102,851
Other current liabilities	18,146	(2,109)	52,594
Other long-term, net	31,966	7,262	3,649
Net cash provided by operating activities	979,644	820,105	673,066

Cash Flows From Investing Activities
Additions to property and equipment	(424,434)	(416,271)	(198,651)
Increase in restricted cash and investments	(2,107)	(60,086)	—
Purchases of investments	(5,430)	—	(6,842)
Proceeds from investments	6,247	4,589	8,648
Net cash used in investing activities	(425,724)	(471,768)	(196,845)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	29,103	18,180	14,746
Issuance of common stock related to stock plans	19,043	17,290	36,479
Treasury stock purchased	(29,446)	(15,854)	(9,544)
Repurchase of common stock	(450,000)	(450,000)	(375,000)
Dividends paid	(125,694)	(102,042)	(77,321)
Net cash used in financing activities	(556,994)	(532,426)	(410,640)

Net (decrease) increase in cash and cash equivalents	(3,074)	(184,089)	65,581

Cash and cash equivalents:
Beginning of year	649,835	833,924	768,343
End of year	$646,761	$649,835	$833,924

Supplemental Cash Flow Disclosures
Interest paid	$9,668	$9,668	$9,668
Income taxes paid	$435,808	$370,074	$330,589

Non-Cash Investing Activities
(Decrease) increase in fair value of investment
securities	$(76)	$226	$490

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2012, the Company operated 1,091 Ross Dress for Less® (“Ross”) locations in 33 states, the District of Columbia and Guam, and 108 dd’s DISCOUNTS® stores in eight states. The Ross and dd's DISCOUNTS stores are supported by four distribution centers. The Company’s headquarters, one buying office, two distribution centers, one warehouse, and 25% of its stores are located in California.
Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.
Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 are referred to as fiscal 2012, fiscal 2011, and fiscal 2010, respectively. Fiscal 2012 was 53 weeks. Fiscal 2011 and 2010 were each 52 weeks.
Stock dividend. On December 15, 2011 the Company issued a two-for-one stock split in the form of a 100 percent stock dividend. All share and per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.
Use of accounting estimates. The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting estimates include valuation reserves for inventory shortage, packaway inventory costs, useful lives of fixed assets, insurance reserves, and reserves for uncertain tax positions.
Purchase obligations. As of February 2, 2013, the Company had purchase obligations of approximately $1,605 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,460 million represent purchase obligations of less than one year as of February 2, 2013.
Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less.
Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. As of February 2, 2013, the Company had total restricted cash, cash equivalents, and investments of $68.7 million of which $19.9 million and $48.8 million were included in prepaid expenses and other and other long-term assets, respectively, in the Consolidated Balance Sheet. As of January 28, 2012, the Company had total restricted cash, cash equivalents, and investments of $66.8 million of which $18.7 million and $48.1 million were included in prepaid expenses and other and other long-term assets, respectively, in the Consolidated Balance Sheet. The classification between current and long-term is based on the timing of expected payments of the secured insurance obligations.

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. See Note B and Note D for additional fair value information.

Cash and cash equivalents were $646.8 million and $649.8 million, at February 2, 2013 and January 28, 2012, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.
Investments. The Company’s investments are comprised of various debt securities. At February 2, 2013 and January 28, 2012, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their original maturities and the Company’s intent. Investments with an original maturity of less than one year are classified as short-term. See Note B for additional information.
Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in the Company's warehouses until a later date. The timing of the release of packaway inventory to the stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 47% and 49%, of total inventories as of February 2, 2013 and January 28, 2012. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory. The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts.
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
Prepaid expenses and other. Prepaid expenses and other as of February 2, 2013 and January 28, 2012 consisted of the following:

($000)	2012	2011
Restricted cash and investments	$19,941	$18,689
Prepaid expenses	74,377	68,673
Total	$94,318	$87,362
Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to 12 years for equipment and 20 to 40 years for land improvements and buildings. Depreciation and amortization expense on property and equipment was $185.5 million, $159.9 million, and $160.7 million for fiscal 2012, 2011, and 2010, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs, net of amortization, of $166.2 million and $137.1 million at February 2, 2013 and January 28, 2012, respectively, are included in fixtures and equipment and are amortized over their estimated useful life, generally ranging from three to seven years. The Company capitalizes interest during the construction period. Interest capitalized was $3.9 million, $0.5 million, and $0.1 million in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.
Other long-term assets. Other long-term assets as of February 2, 2013 and January 28, 2012 consisted of the following:

($000)	2012	2011
Deferred compensation (Note B)	$76,911	$67,459
Restricted cash and investments	48,821	48,059
Goodwill	2,889	2,889
Deposits	3,185	4,115
Other	9,670	6,992
Total	$141,476	$129,514
Other assets are principally comprised of prepaid rent and other long-term prepayments.

Property, other long-term assets, and certain identifiable intangibles that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2012, 2011, and 2010, no impairment charges were recorded.
Store closures. The Company continually reviews the operating performance of individual stores. For stores that are closed, the Company records a liability for future minimum lease payments net of estimated sublease recoveries and related ancillary costs at the time the liability is incurred. In 2012, the Company closed eight Ross stores. In 2011, the Company closed ten Ross stores. The lease loss liability was $3.4 million and $3.0 million, as of February 2, 2013 and January 28, 2012, respectively. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.
Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $82.6 million and $78.9 million at February 2, 2013 and January 28, 2012, respectively. The Company includes the change in book cash overdrafts in operating cash flows.
Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of February 2, 2013 and January 28, 2012 consisted of the following:

($000)	2012	2011
Workers’ compensation	$80,079	$74,773
General liability	30,670	27,375
Medical plans	3,451	3,220
Total	$114,200	$105,368
Workers’ compensation and self-insured medical plan liabilities are included in accrued payroll and benefits, and accruals for general liability are included in accrued expenses and other in the accompanying consolidated balance sheets.
Other long-term liabilities. Other long-term liabilities as of February 2, 2013 and January 28, 2012 consisted of the following:

($000)	2012	2011
Deferred compensation	$76,911	$67,459
Deferred rent	62,250	59,444
Income taxes (Note F)	82,483	53,534
Tenant improvement allowances	23,944	21,287
Other	1,227	1,901
Total	$246,815	$203,625
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
Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. The Company recognizes income from stored value card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant in fiscal 2012, 2011, and 2010.
Sales tax collected is not recognized as revenue and is included in accrued expenses and other.
Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in accrued expenses and other in the consolidated balance sheets. The allowance for sales returns consists of the following:

($000)	Beginning balance	Additions	Returns	Ending balance
Year ended:
February 2, 2013	$6,426	$680,058	$(679,319)	$7,165
January 28, 2012	$5,869	$606,293	$(605,736)	$6,426
January 29, 2011	$5,344	$558,361	$(557,836)	$5,869
Store pre-opening. Store pre-opening costs are expensed in the period incurred.
Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2012, 2011, and 2010 were $67.7 million, $59.9 million, and $54.3 million, respectively.
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
In fiscal 2012, 2011, and 2010 there were 53,900, 5,900, and 6,400 weighted average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2012
Shares	219,130	3,654	222,784
Amount	$3.59	$(0.06)	$3.53
2011
Shares	225,915	4,067	229,982
Amount	$2.91	$(0.05)	$2.86
2010
Shares	235,641	4,164	239,805
Amount	$2.35	$(0.04)	$2.31

Sales mix. The Company’s sales mix is shown below for fiscal 2012, 2011, and 2010:

	2012	2011	2010
Ladies	29%	29%	29%
Home Accents and Bed and Bath	24%	25%	25%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	12%
Shoes	13%	12%	12%
Men's	13%	13%	13%
Children's	8%	8%	9%
Total	100%	100%	100%

Comprehensive income. Comprehensive income includes net earnings and components of other comprehensive income (loss), net of tax, consisting principally of unrealized investment gains or losses.

Note B: Investments and Restricted Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of February 2, 2013 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$4,715	$468	$(14)	$5,169	$1,013	$4,156
Mortgage-backed securities	276	16	—	292	74	218
Total investments	4,991	484	(14)	5,461	1,087	4,374

Restricted Investments
Corporate securities	1,360	34	—	1,394	1,275	119
U.S. government and agency securities	3,748	397	—	4,145	—	4,145
Total restricted investments	5,108	431	—	5,539	1,275	4,264
Total	$10,099	$915	$(14)	$11,000	$2,362	$8,638

The amortized cost and fair value of the Company's available-for-sale securities as of January 28, 2012 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,080	$501	$(78)	$5,503	$401	$5,102
Mortgage-backed securities	728	29	—	757	257	500
Total investments	5,808	530	(78)	6,260	658	5,602

Restricted Investments
Corporate securities	1,357	94	—	1,451	—	1,451
U.S. government and agency securities	3,769	431	—	4,200	—	4,200
Total restricted investments	5,126	525	—	5,651	—	5,651
Total	$10,934	$1,055	$(78)	$11,911	$658	$11,253

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

Investments and restricted investments measured at fair value at February 2, 2013 are summarized below:

	Fair Value Measurements at Reporting Date
	February 2, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
($000)		(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$5,169	$—	$5,169	$—
Mortgage-backed securities	292	—	292	—
Total investments	5,461	—	5,461	—

Restricted Investments
Corporate securities	1,394	—	1,394	—
U.S. government and agency securities	4,145	4,145	—	—
Total restricted investments	5,539	4,145	1,394	—
Total	$11,000	$4,145	$6,855	$—

Investments and restricted investments measured at fair value at January 28, 2012 are summarized below:

	Fair Value Measurements at Reporting Date
	January 28, 2012	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
($000)		(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$5,503	$—	$5,503	$—
Mortgage-backed securities	757	—	757	—
Total investments	6,260	—	6,260	—
Restricted Investments
Corporate securities	1,451	—	1,451	—
U.S. government and agency securities	4,200	4,200	—	—
Total restricted investments	5,651	4,200	1,451	—
Total	$11,911	$4,200	$7,711	$—

The future maturities of investment and restricted investment securities at February 2, 2013 were:

	Investments		Restricted Investments
($000)	Cost basis	Estimated fair value	Cost basis	Estimated fair value
Maturing in one year or less	$1,073	$1,087	$1,250	$1,275
Maturing after one year through five years	2,818	3,036	953	1,063
Maturing after five years through ten years	1,100	1,338	2,905	3,201
Total	$4,991	$5,461	$5,108	$5,539

The underlying assets in the Company’s non-qualified deferred compensation program totaling $76.9 million and $67.5 million as of February 2, 2013 and January 28, 2012, respectively (included in other long-term assets and in other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $65.9 million and $57.8 million, as of February 2, 2013 and January 28, 2012, respectively. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $11.0 million and $9.7 million, as of February 2, 2013 and January 28, 2012, respectively. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

For fiscal 2012, 2011, and 2010, the Company recognized stock-based compensation expense as follows:

($000)	2012	2011	2010
Restricted stock	$29,191	$22,994	$22,387
Performance awards	17,872	15,944	11,641
ESPP	1,889	1,466	2,523
Total	$48,952	$40,404	$36,551
Capitalized stock-based compensation cost was not significant in any year.

No stock options were granted during fiscal 2012, 2011, and 2010. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date. At February 2, 2013 , the Company had one stock-based compensation plan, which is further described in Note H.

Total stock-based compensation recognized in the Company's Consolidated Statements of Earnings for fiscal 2012, 2011, and 2010 is as follows:

Statements of Earnings Classification ($000)	2012	2011	2010
Cost of goods sold	$22,915	$17,670	$15,665
Selling, general and administrative	26,037	22,734	20,886
Total	$48,952	$40,404	$36,551

Note D: Debt

Senior notes. The Company has two series of unsecured senior notes with various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of February 2, 2013 of approximately $175 million is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The senior notes are subject to prepayment penalties for early payment of principal.

Revolving credit facility. In June 2012, the Company amended its existing $600 million unsecured revolving credit facility. The amended credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable upon maturity but not less than quarterly. The Company had no borrowings outstanding or standby letters of credit issued under this facility as of February 2, 2013. As of February 2, 2013, the Company’s $600 million credit facility remains in place and available.

At January 28, 2012, the Company had a $600 million unsecured, revolving credit facility. Interest pricing on this facility was LIBOR plus 150 basis points and contained a $300 million sublimit for issuance of standby letters of credit. At January 28, 2012, the Company had no borrowings outstanding or standby letters of credit issued under this facility.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of February 2, 2013, the Company was in compliance with these covenants.
Standby letters of credit and collateral trust. The Company uses both standby letters of credit outside of its revolving credit facility and a trust to collateralize its insurance obligations. As of February 2, 2013 and January 28, 2012, the Company had $33.8 million and $45.5 million, respectively in standby letters of credit and $34.9 million and $21.3 million, respectively in a collateral trust. The standby letters of credit are collateralized by restricted cash and cash equivalents, and the collateral trust consists of restricted cash, cash equivalents, and investments.
Trade letters of credit. The Company had $38.0 million and $39.9 million in trade letters of credit outstanding at February 2, 2013 and January 28, 2012, respectively.

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
The Company has lease arrangements for certain equipment in its stores for its point-of-sale (“POS”) hardware and software systems. These leases are accounted for as operating leases for financial reporting purposes. The initial terms of these leases are either two or three years and the Company typically has options to renew the leases for two to three one-year periods. Alternatively, the Company may purchase or return the equipment at the end of the initial or each renewal term. The Company’s obligation under the residual value guarantee at the end of the respective lease terms is $0.6 million.
The Company also leases a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million, 10-year synthetic lease facility that expires in July 2013. Rent expense on this distribution center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, the Company must refinance the distribution facility, purchase it at the amount of the then-outstanding lease balance, or sell it to a third party. If the distribution center is sold to a third party for less than $70 million, the Company has agreed under a residual value guarantee to pay the lessor any shortfall amount up to $56 million. The Company's synthetic lease agreement includes a prepayment penalty for early payoff of the lease. The Company intends to purchase this distribution center at the expiration of the lease in 2013. The $70 million obligation is included in Residual value guarantees in the table below.
The Company has also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of February 2, 2013 the Company had approximately $0.5 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and other, and accrued expenses and other, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
The synthetic lease facilities described above, as well as the Company’s revolving credit facility and senior notes, have covenant restrictions requiring the Company to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on the Company’s actual interest coverage ratios. As of February 2, 2013, the Company was in compliance with these covenants.
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
The Company leases approximately 192,000 square feet of office space for its corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2014 and 2015 and contain renewal provisions.
The Company leases approximately 265,000 and 52,000 square feet of office space for its New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2022 and 2017, respectively, and contain renewal provisions.
The aggregate future minimum annual lease payments under leases in effect at February 2, 2013 are as follows:

($000)	Operating leases	Synthetic leases	Residual value guarantees	Total leases
2013	$387,536	$2,661	$70,451	$460,648
2014	404,164	10	183	404,357
2015	349,636	—	—	349,636
2016	290,266	—	—	290,266
2017	236,335	—	—	236,335
Thereafter	470,520	—	—	470,520
Total minimum lease payments	$2,138,457	$2,671	$70,634	$2,211,762

Total rent expense for all leases was $406.6 million, $380.0 million, and $360.4 million in fiscal 2012, 2011, and 2010, respectively.

Note F: Taxes on Earnings
The provision for income taxes consisted of the following:

($000)	2012	2011	2010
Current
Federal	$485,882	$343,550	$329,723
State	31,227	30,702	30,478
	517,109	374,252	360,201
Deferred
Federal	(37,178)	25,383	(11,139)
State	(1,850)	(3,661)	(6,838)
	(39,028)	21,722	(17,977)
Total	$478,081	$395,974	$342,224
In fiscal 2012, 2011, and 2010, the Company realized tax benefits of $30.0 million, $19.0 million and $15.4 million, respectively, related to employee equity programs that were credited to additional paid-in capital.
The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. Differences are as follows:

	2012	2011	2010
Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit) and other, net	3%	3%	3%
Total	38%	38%	38%

The components of deferred income taxes at February 2, 2013 and January 28, 2012 are as follows:

($000)	2012	2011
Deferred Tax Assets
Accrued liabilities	$72,266	$43,215
Deferred compensation	28,040	34,736
Stock-based compensation	28,781	16,969
Deferred rent	16,984	13,115
California franchise taxes	13,376	11,286
Employee benefits	18,315	10,074
Other	3,686	3,260
	181,448	132,655
Deferred Tax Liabilities
Depreciation	(210,343)	(199,119)
Merchandise inventory	(18,802)	(20,129)
Supplies	(9,766)	(9,024)
Prepaid expenses	(6,431)	(7,305)
	(245,342)	(235,577)
Net Deferred Tax Liabilities	$(63,894)	$(102,922)

Classified as:
Current net deferred tax asset	$20,407	$5,598
Long-term net deferred tax liability	(84,301)	(108,520)
Net Deferred Tax Liabilities	$(63,894)	$(102,922)
The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest) at fiscal 2012, 2011, and 2010 are as follows:

($000)	2012	2011	2010
Unrecognized tax benefits - beginning of year	$56,524	$43,990	$33,349
Gross increases:
Tax positions in current period	11,009	9,245	8,957
Tax positions in prior period	4,167	12,193	4,343
Gross decreases:
Tax positions in prior periods	(1,476)	(4,491)	—
Lapse of statute limitations	(1,312)	(682)	(1,348)
Settlements	(3,245)	(3,731)	(1,311)
Unrecognized tax benefits - end of year	$65,667	$56,524	$43,990
At the end of fiscal 2012 and 2011, the reserves for unrecognized tax benefits were $82.5 million and $72.4 million inclusive of $16.8 million and $15.9 million of related interest, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $42.1 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.
During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $1.5 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2009 through 2012. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2008 through 2012. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans
The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $9.4 million, $8.7 million, and $8.2 million in fiscal 2012, 2011, and 2010, respectively.
The Company also has an Incentive Compensation Plan which provides cash awards to key management and employees based on Company and individual performance.
The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $76.9 million and $67.5 million at February 2, 2013 and January 28, 2012, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $76.9 million and $67.5 million at February 2, 2013 and January 28, 2012, respectively, included in other long-term liabilities in the consolidated balance sheets.
In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $6.6 million and $5.7 million is included in accrued liabilities and other in the accompanying consolidated balance sheets as of February 2, 2013 and January 28, 2012, respectively.
Note H: Stockholders' Equity
Common stock. The Company repurchased 7.5 million, 11.3 million, and 13.5 million shares of common stock for aggregate purchase prices of approximately $450 million, $450 million, and $375 million in fiscal 2012, 2011, and 2010, respectively. In January 2013, the Company’s Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.
The following table summarizes the Company’s stock repurchase activity in fiscal 2012, 2011, and 2010:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)
2012	7.5	$60.34	$450.0
2011	11.3	$39.95	$450.0
2010	13.5	$27.86	$375.0
Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.
Dividends. In January 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on March 29, 2013. The Company’s Board of Directors declared cash dividends of $0.14 per common share in January, May, August, and November 2012, cash dividends of $0.11 per common share in January, May, August, and November 2011, and cash dividends of $0.08 per common share in January, May, August, and November 2010.
2008 Equity Incentive Plan. In 2008, the Company’s stockholders approved the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 16.5 million shares of the Company’s common stock, of which 12.0 million shares can be issued as full value awards. The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of February 2, 2013, there were 7.2 million shares that remained available for grant under the 2008 Plan.
A summary of the stock option activity for fiscal 2012 is presented below.

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 28, 2012	2,418	$13.24
Granted	—	—
Exercised	(703)	11.90
Forfeited	—	—
Outstanding at February 2, 2013, all vested	1,715	$13.79	2.11	$78,277
The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of February 2, 2013 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$8.45	to	$13.77	471	1.57	$12.12
13.81	to	14.31	570	2.52	14.04
14.33	to	14.71	529	1.80	14.51
14.80	to	16.43	145	3.33	15.57
$8.45	to	$16.43	1,715	2.11	$13.79
A summary of the restricted stock activity for fiscal 2012 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 28, 2012	5,353	$23.23
Awarded	954	50.24
Released	(1,700)	20.19
Forfeited	(47)	29.93
Unvested at February 2, 2013	4,560	$29.96
The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense ratably over the vesting period of generally three to five years. The unamortized compensation expense at February 2, 2013 and January 28, 2012 was $75.8 million and $67.5 million, respectively, which is expected to be recognized over a weighted average remaining period of 1.8 years. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2012 (or $59.43), was $271.0 million. A total of 7,202,000, 7,811,000, and 8,770,000 shares were available for new restricted stock awards at the end of fiscal 2012, 2011, and 2010, respectively. During fiscal 2012, 2011, and 2010, shares purchased by the Company for tax withholding totaled 505,000, 442,000, and 350,000 shares, respectively, and are considered treasury shares which are available for reissuance. As of February 2, 2013 and January 28, 2012, the Company held 3,858,000 and 3,354,000 shares of treasury stock, respectively.
Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock or restricted stock units on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock or units then vest over a service period, generally two to three years from the date the performance award was granted. The release of shares related to restricted stock units earned are deferred generally for one year from the date earned. The Company issued approximately 280,000, 467,000, and 656,000 shares in settlement of the fiscal 2012, 2011, and 2010 awards.
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
During fiscal 2012, 2011, and 2010, employees purchased approximately 211,000, 243,000, and 292,000 shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $50.67, $34.24, and $23.74, respectively. Through February 2, 2013, approximately 18,934,000 shares had been issued under this plan and 1,066,000 shares remained available for future issuance.
Note I: Related Party Transactions
The Company has a consulting agreement with Norman Ferber, its Chairman of the Board of Directors, under which the Company pays him an annual consulting fee of $1.3 million through May 2016. In addition, the agreement provides for administrative support and health and other benefits for the individual and his dependents, which totaled approximately $0.3 million in fiscal 2012 and $0.2 million in 2011 and 2010, along with amounts to cover premiums through May 2016 on a life insurance policy with a death benefit of $2.0 million. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.
Note J: Litigation, Claims, and Assessments
Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of February 2, 2013.
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

Note K: Quarterly Financial Data (Unaudited)
Summarized quarterly financial information for fiscal 2012 and 2011 is presented in the tables below.
Year ended February 2, 2013:

	Quarter Ended
($000, except per share data)	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013	³
Sales	$2,356,841	$2,340,855	$2,262,723	$2,760,646

Cost of goods sold	1,679,127	1,689,643	1,648,997	1,993,661
Selling, general and administrative	337,811	352,089	357,983	390,003
Interest expense, net	2,232	2,086	1,643	946
Total costs and expenses	2,019,170	2,043,818	2,008,623	2,384,610
Earnings before taxes	337,671	297,037	254,100	376,036
Provision for taxes on earnings	129,058	115,013	94,576	139,434
Net earnings	$208,613	$182,024	$159,524	$236,602

Earnings per share – basic[1]	$0.94	$0.83	$0.73	$1.09
Earnings per share – diluted[1]	$0.93	$0.81	$0.72	$1.07
Cash dividends declared per share
on common stock	$—	$0.14	$0.14	$0.31	[2]
Stock price
High	$62.22	$69.23	$69.98	$61.15
Low	$50.70	$60.35	$60.32	$52.39

[1] Quarterly EPS results may not equal full year amounts due to rounding.
[2] Includes $.14 per share dividend declared in November 2012 and $.17 per share dividend declared in January 2013.
³ The quarter ended February 2, 2013 was a 14-week quarter; all other quarters presented were 13 weeks.

Year ended January 28, 2012:

	Quarter Ended
($000, except per share data)	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Sales	$2,074,576	$2,089,410	$2,046,427	$2,397,878

Cost of goods sold	1,481,206	1,524,307	1,490,213	1,745,034
Selling, general and administrative	309,160	320,885	332,226	341,794
Interest expense, net	2,495	2,569	2,565	2,693
Total costs and expenses	1,792,861	1,847,761	1,825,004	2,089,521
Earnings before taxes	281,715	241,649	221,423	308,357
Provision for taxes on earnings	108,742	93,373	77,454	116,405
Net earnings	$172,973	$148,276	$143,969	$191,952

Earnings per share – basic[1,2]	$0.75	$0.65	$0.64	$0.86
Earnings per share – diluted[1,2]	$0.74	$0.64	$0.63	$0.85
Cash dividends declared per share
on common stock[1]	$—	$0.11	$0.11	$0.25	³
Stock price[1]
High	$37.01	$41.32	$44.20	$52.38
Low	$32.43	$36.68	$34.25	$42.67

[1] All per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.
[2] Quarterly EPS results may not equal full year amounts due to rounding.
[3] Includes $.11 per share dividend declared in November 2011 and $.14 per share dividend declared in January 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ross Stores, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2013. We also have audited the Company's internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 /s/DELOITTE & TOUCHE LLP

San Francisco, California
April 2, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2013.
Our internal control over financial reporting as of February 2, 2013 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated April 2, 2013, which is included in Item 8 in this Annual Report on Form 10-K.
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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 22, 2013 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” We have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”
Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Merchandising Officer, Chief Development Officer, Chief Operating Officer, Chief Financial Officer, Deputy Chief Financial Officer, Controller, Assistant Controller, Vice President Finance, Assistant Treasurer, Investor and Media Relations personnel, and other positions that may be designated by the Company. This Code of Ethics is posted on our corporate website (www.rossstores.com) under Corporate Governance in the Investors Section. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.
ITEM 11. EXECUTIVE COMPENSATION
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of February 2, 2013:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))[1]
Equity compensation plans
approved by security holders	1,660	[2]	$14.00	8,268	[3]
Equity compensation plans not
approved by security holders[4]	264		$12.60	—
Total	1,924		$13.79	8,268

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

3 Includes 1,066,000 shares reserved for issuance under the Employee Stock Purchase Plan and 7,202,000 shares reserved for issuance under the 2008 Equity Incentive Plan.

4 Represents shares reserved for options granted under the prior 2000 Equity Incentive Plan, which was approved by the Company’s Board of Directors in March 2000.
The information required by Item 403 of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following consolidated financial statements, schedules, and exhibits are filed as part of this report or are incorporated herein as indicated:

1.	List of Consolidated Financial Statements.
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended February 2, 2013, January 28, 2012, and January 29, 2011.
Consolidated Statements of Comprehensive Income for the years ended February 2, 2013, January 28, 2012, and January 29, 2011.
Consolidated Balance Sheets at February 2, 2013 and January 28, 2012.
Consolidated Statements of Stockholders' Equity for the years ended February 2, 2013, January 28, 2012, and January 29, 2011.
Consolidated Statements of Cash Flows for the years ended February 2, 2013, January 28, 2012, and January 29, 2011.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Michael Balmuth
Date:	April 2, 2013		Michael Balmuth
Vice Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael Balmuth	Vice Chairman and	April 2, 2013
Michael Balmuth	Chief Executive Officer, Director

/s/J. Call	Group Senior Vice President, Chief Financial Officer,	April 2, 2013
John G. Call	Principal Accounting Officer and Corporate Secretary

/s/Norman A. Ferber	Chairman of the Board, Director	April 2, 2013
Norman A. Ferber

/s/K. Gunnar Bjorklund	Director	April 2, 2013
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	April 2, 2013
Michael J. Bush

/s/Sharon D. Garrett	Director	April 2, 2013
Sharon D. Garrett

/s/G. Orban	Director	April 2, 2013
George P. Orban

/s/Larry S. Peiros	Director	April 2, 2013
Lawrence S. Peiros

/s/G. L. Quesnel	Director	April 2, 2013
Gregory L. Quesnel

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1
Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2004.

3.2	Amendment of Certificate of Incorporation dated July 18, 2011 incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

3.3	Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013.

4.1	Note Purchase Agreement dated October 17, 2006 incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2006.

10.1	Lease dated July 23, 2003 of Certain Property located in Perris, California, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2003.

10.2	Revolving Credit Agreement dated March 3, 2011, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.3	Amendment No. 1 to Revolving Credit Agreement dated June 27, 2012, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 28, 2012.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.4 - 10.42)

10.4	Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

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

10.12
Ross Stores, Inc. Second Amended and Restated Incentive Compensation Plan, incorporated by reference to the appendix to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 12, 2006.

10.13	Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Definitive Proxy Statement on Schedule 14A filed by Ross Stores, Inc. on April 15, 2004.

10.14
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

10.17	Ross Stores, Inc. 2008 Equity Incentive Plan, as Amended Through March 18, 2009 incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.18
Form of Nonemployee Director Equity Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.19
Form of Nonemployee Director Equity Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.20
Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.4 to the Form 8- K filed by Ross Stores, Inc. on May 23, 2008.

10.21
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

10.23	Ross Stores, Inc. Restricted Stock Agreement incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.24	Ross Stores, Inc. Restricted Stock Agreement for Nonemployee Director incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.25
Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.26	Form of Indemnity Agreement between Ross Stores, Inc. for Directors and Executive Officers.

10.27
Forms of Executive Employment Agreement between Ross Stores, Inc. and Executives, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.28
Amended Independent Contractor Consultancy Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.52 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.29
Amended Retirement Benefits Package Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.53 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

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

10.34
Fourth Amendment to the Employment Agreement effective June 9, 2009 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.10 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2009, and to Exhibit A-1 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.35
Fifth Amendment to the Employment Agreement effective April 23, 2010 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.36
Sixth Amendment to the Employment Agreement effective June 1, 2011 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.37
Employment Agreement dated August 15, 2012 and effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.38
Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement pursuant to the Ross Stores, Inc. 2008 Equity Incentive Plan to Michael Balmuth on August 15, 2012, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.39
Executive Employment Agreement effective March 16, 2011 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.40
Executive Employment Agreement effective February 6, 2012 between John G. Call and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 28, 2012.

10.41
Executive Employment Agreement effective March 16, 2011 between Michael O’Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.42
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