Form 10-Q
period 2013-05-04
ROSS STORES INC
filed 2013-06-12
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013
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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 23, 2013 was 218,677,597.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except stores and per share data, unaudited)	May 4, 2013	April 28, 2012
Sales	$2,539,914	$2,356,841

Costs and Expenses
Costs of goods sold	1,798,811	1,679,127
Selling, general and administrative	361,968	337,811
Interest expense, net	209	2,232
Total costs and expenses	2,160,988	2,019,170

Earnings before taxes	378,926	337,671
Provision for taxes on earnings	144,314	129,058
Net earnings	$234,612	$208,613

Earnings per share
Basic	$1.09	$0.94
Diluted	$1.07	$0.93

Weighted average shares outstanding (000)
Basic	215,408	221,104
Diluted	218,496	224,929

Dividends
Cash dividends declared per share	$—	$—

Stores open at end of period	1,227	1,146
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	May 4, 2013	April 28, 2012
Net earnings	$234,612	$208,613

Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	1	(9)
Comprehensive income	$234,613	$208,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	May 4, 2013	February 2, 2013	April 28, 2012
Assets
Current Assets
Cash and cash equivalents	$714,174	$646,761	$741,117
Short-term investments	1,038	1,087	463
Accounts receivable	77,284	59,617	66,632
Merchandise inventory	1,226,449	1,209,237	1,134,703
Prepaid expenses and other	111,405	94,318	104,216
Deferred income taxes	22,846	20,407	11,854
Total current assets	2,153,196	2,031,427	2,058,985

Property and Equipment
Land and buildings	373,073	372,659	342,356
Fixtures and equipment	1,575,927	1,551,590	1,471,471
Leasehold improvements	759,232	732,671	675,796
Construction-in-progress	280,062	258,691	83,291
	2,988,294	2,915,611	2,572,914
Less accumulated depreciation and amortization	1,461,730	1,422,327	1,326,313
Property and equipment, net	1,526,564	1,493,284	1,246,601

Long-term investments	4,302	4,374	5,614
Other long-term assets	158,699	141,476	146,286
Total assets	$3,842,761	$3,670,561	$3,457,486

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$859,595	$807,534	$830,044
Accrued expenses and other	328,690	320,415	284,108
Accrued payroll and benefits	168,088	241,129	148,770
Income taxes payable	110,829	53,504	107,715
Total current liabilities	1,467,202	1,422,582	1,370,637

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	261,301	246,815	211,777
Deferred income taxes	88,997	84,301	114,437

Commitments and contingencies

Stockholders’ Equity
Common stock	2,189	2,207	2,258
Additional paid-in capital	897,789	866,519	826,388
Treasury stock	(117,556)	(91,708)	(85,385)
Accumulated other comprehensive income	586	585	626
Retained earnings	1,092,253	989,260	866,748
Total stockholders’ equity	1,875,261	1,766,863	1,610,635
Total liabilities and stockholders’ equity	$3,842,761	$3,670,561	$3,457,486
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	May 4, 2013	April 28, 2012
Cash Flows From Operating Activities
Net earnings	$234,612	$208,613
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	48,726	43,136
Stock-based compensation	11,788	11,587
Deferred income taxes	2,257	(339)
Tax benefit from equity issuance	20,341	23,123
Excess tax benefit from stock-based compensation	(20,114)	(22,662)
Change in assets and liabilities:
Merchandise inventory	(17,212)	(4,633)
Other current assets	(31,197)	(28,890)
Accounts payable	89,620	100,177
Other current liabilities	8,077	(33,792)
Other long-term, net	5,961	1,010
Net cash provided by operating activities	352,859	297,330

Cash Flows From Investing Activities
Additions to property and equipment	(97,552)	(57,993)
Increase in restricted cash and investments	(12,254)	(13,410)
Purchases of investments	—	(424)
Proceeds from investments	107	618
Net cash used in investing activities	(109,699)	(71,209)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	20,114	22,662
Issuance of common stock related to stock plans	5,766	7,955
Treasury stock purchased	(25,848)	(23,123)
Repurchase of common stock	(138,304)	(110,614)
Dividends paid	(37,475)	(31,719)
Net cash used in financing activities	(175,747)	(134,839)

Net increase in cash and cash equivalents	67,413	91,282

Cash and cash equivalents:
Beginning of period	646,761	649,835
End of period	$714,174	$741,117

Supplemental Cash Flow Disclosures
Interest paid	$—	$—
Income taxes paid	$59,232	$30,258

Non-Cash Investing Activities
Increase (decrease) in fair value of investment securities	$2	$(13)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 4, 2013 and April 28, 2012
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 4, 2013 and April 28, 2012, the results of operations, comprehensive income, and cash flows for the three month periods then ended. The Condensed Consolidated Balance Sheet as of February 2, 2013, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 2, 2013. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.

The results of operations and comprehensive income for the three month periods ended May 4, 2013 and April 28, 2012 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in prepaid expenses and other and other long-term assets in the Condensed Consolidated Balance Sheet as of May 4, 2013, February 2, 2013, and April 28, 2012:

Restricted Assets ($000)	May 4, 2013	February 2, 2013	April 28, 2012
Prepaid expenses and other	$23,499	$19,941	$22,438
Other long-term assets	57,533	48,821	57,698
Total	$81,032	$68,762	$80,136

The classification between current and long-term is based on the timing of expected payments of the secured insurance obligations.

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, and other long-term liabilities approximates their estimated fair value.

Cash and cash equivalents were $714.2 million, $646.8 million, and $741.1 million at May 4, 2013, February 2, 2013, and April 28, 2012, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Sales mix. The Company’s sales mix is shown below for the three month periods ended May 4, 2013 and April 28, 2012:

	Three Months Ended
	May 4, 2013	April 28, 2012
Ladies	31%	31%
Home accents and bed and bath	22%	23%
Shoes	14%	14%
Accessories, lingerie, fine jewelry, and fragrances	13%	12%
Men's	12%	12%
Children's	8%	8%
Total	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown.

In January 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share, that was paid in March 2013. The Company’s Board of Directors declared cash dividends of $0.14 per common share in January, May, August, and November 2012, respectively.

In May 2013, the Company's Board of Directors declared a cash dividend of $0.17 per common share, payable on June 28, 2013.

Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. The Company recognizes income from stored value card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant for the three month periods ended May 4, 2013 and April 28, 2012.

Sales tax collected is not recognized as revenue and is included in accrued expenses and other.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of May 4, 2013.

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

In the opinion of management, the resolution of pending class action litigation and other currently pending legal and regulatory proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note B: Investments and Restricted Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of May 4, 2013 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$4,713	$455	$(10)	$5,158	$1,002	$4,156
Mortgage-backed securities	171	11	—	182	36	146
Total investments	4,884	466	(10)	5,340	1,038	4,302

Restricted Investments
Corporate securities	1,110	20	—	1,130	1,012	118
U.S. government and agency securities	3,743	427	—	4,170	146	4,024
Total restricted investments	4,853	447	—	5,300	1,158	4,142
Total	$9,737	$913	$(10)	$10,640	$2,196	$8,444

The amortized cost and fair value of the Company's available-for-sale securities as of February 2, 2013 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$4,715	$468	$(14)	$5,169	$1,013	$4,156
Mortgage-backed securities	276	16	—	292	74	218
Total investments	4,991	484	(14)	5,461	1,087	4,374

Restricted Investments
Corporate securities	1,360	34	—	1,394	1,275	119
U.S. government and agency securities	3,748	397	—	4,145	—	4,145
Total restricted investments	5,108	431	—	5,539	1,275	4,264
Total	$10,099	$915	$(14)	$11,000	$2,362	$8,638

The amortized cost and fair value of the Company’s available-for-sale securities as of April 28, 2012 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,105	$484	$(51)	$5,538	$397	$5,141
Mortgage-backed securities	510	29	—	539	66	473
Total investments	5,615	513	(51)	6,077	463	5,614

Restricted Investments
Corporate securities	1,358	81	—	1,439	258	1,181
U.S. government and agency securities	3,763	421	—	4,184	—	4,184
Total restricted investments	5,121	502	—	5,623	258	5,365
Total	$10,736	$1,015	$(51)	$11,700	$721	$10,979

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

Investments and restricted investments measured at fair value at May 4, 2013 are summarized below:

	Fair Value Measurements at Reporting Date
($000)	May 4, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments
Corporate securities	$5,158	$—	$5,158	$—
Mortgage-backed securities	182	—	182	—
Total investments	5,340	—	5,340	—

Restricted Investments
Corporate securities	1,130	—	1,130	—
U.S. government and agency securities	4,170	4,170	—	—
Total restricted investments	5,300	4,170	1,130	—
Total	$10,640	$4,170	$6,470	$—

Investments and restricted investments measured at fair value at February 2, 2013 are summarized below:

	Fair Value Measurements at Reporting Date
($000)	February 2, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments
Corporate securities	$5,169	$—	$5,169	$—
Mortgage-backed securities	292	—	292	—
Total investments	5,461	—	5,461	—

Restricted Investments
Corporate securities	1,394	—	1,394	—
U.S. government and agency securities	4,145	4,145	—	—
Total restricted investments	5,539	4,145	1,394	—
Total	$11,000	$4,145	$6,855	$—

Investments and restricted investments measured at fair value at April 28, 2012 are summarized below:

	Fair Value Measurements at Reporting Date
($000)	April 28, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments
Corporate securities	$5,538	$—	$5,538	$—
Mortgage-backed securities	539	—	539	—
Total investments	6,077	—	6,077	—

Restricted Investments
Corporate securities	1,439	—	1,439	—
U.S. government and agency securities	4,184	4,184	—	—
Total restricted investments	5,623	4,184	1,439	—
Total	$11,700	$4,184	$7,516	$—

The future maturities of investment and restricted investment securities at May 4, 2013 were:

	Investments		Restricted Investments
($000)	Cost basis	Estimated fair value	Cost basis	Estimated fair value
Maturing in one year or less	$1,036	$1,038	$1,144	$1,158
Maturing after one year through five years	2,749	2,965	809	917
Maturing after five years through ten years	1,099	1,337	2,900	3,225
Total	$4,884	$5,340	$4,853	$5,300

The underlying assets in the Company’s non-qualified deferred compensation program totaling $85.1 million, $76.9 million and $75.3 million as of May 4, 2013, February 2, 2013, and April 28, 2012, respectively (included in other long-term assets and in other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $73.1 million, $65.9 million, and $63.8 million as of May 4, 2013, February 2, 2013, and April 28, 2012, respectively. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $12.0 million, $11.0 million, and $11.5 million as of May 4, 2013, February 2, 2013, and April 28, 2012, respectively. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

Stock-based compensation. For the three month periods ended May 4, 2013 and April 28, 2012, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 4, 2013	April 28, 2012
Restricted stock	$7,728	$6,748
Performance awards	3,529	4,396
ESPP	531	443
Total	$11,788	$11,587

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three month periods ended May 4, 2013 and April 28, 2012 is as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	May 4, 2013	April 28, 2012
Cost of goods sold	$6,298	$4,991
Selling, general and administrative	5,490	6,596
Total	$11,788	$11,587

Restricted stock. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense ratably over the vesting period of generally three to five years.

During the three month period ended May 4, 2013, shares acquired by the Company for tax withholding totaled 438,098 shares and are considered treasury shares which are available for reissuance. As of May 4, 2013, shares subject to repurchase related to unvested restricted stock totaled 4.1 million shares.

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2013	4,560	$29.96
Awarded	661	56.69
Released	(1,110)	23.36
Forfeited	(20)	30.39
Unvested at May 4, 2013	4,091	$36.10

The unamortized compensation expense at May 4, 2013 was $101.9 million, which is expected to be recognized over a weighted-average remaining period of 2.3 years. The unamortized compensation expense at April 28, 2012 was $93.4 million, which was expected to be recognized over a weighted-average remaining period of 2.3 years.

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

Stock option activity. The following table summarizes stock option activity for the three month period ended May 4, 2013:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at February 2, 2013	1,715	$13.79
Granted	—	—
Exercised	(225)	12.36
Forfeited	—	—
Outstanding at May 4, 2013, all vested	1,490	$14.00	1.99	$77,060

No stock options were granted during the three month periods ended May 4, 2013 and April 28, 2012.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of May 4, 2013 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$10.42	to	$13.85	408	1.71	$12.88
13.89	to	14.31	471	2.36	14.07
14.32	to	14.71	483	1.61	14.49
14.80	to	16.39	128	2.97	15.46
$10.42	to	$16.39	1,490	1.99	$14.00

Note D: Earnings Per Share

The Company computes and reports both basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options, and unvested shares of both performance and non-performance based awards of restricted stock and restricted stock units.

For the three month periods ended May 4, 2013 and April 28, 2012 approximately 1,800 and 4,000 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
May 4, 2013
Shares	215,408	3,088	218,496
Amount	$1.09	$(0.02)	$1.07

April 28, 2012
Shares	221,104	3,825	224,929
Amount	$0.94	$(0.01)	$0.93

Note E: Debt

Senior notes. The Company has two series of unsecured senior notes held by various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of May 4, 2013 of approximately $190 million is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The senior notes are subject to prepayment penalties for early payment of principal.

Revolving credit facility. The Company's $600 million unsecured revolving credit facility, as amended in June 2012, expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable quarterly and upon maturity. The Company had no borrowings outstanding or letters of credit issued under this facility as of May 4, 2013. As of May 4, 2013, the Company’s $600 million credit facility remains in place and available.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of May 4, 2013, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of May 4, 2013 and April 28, 2012, the reserves for unrecognized tax benefits were $87.6 million and $68.0 million inclusive of $18.4 million and $16.7 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $44.2 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $2.1 million.

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
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 4, 2013 and April 28, 2012, and the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended May 4, 2013 and April 28, 2012. These interim consolidated financial statements are the responsibility of the Company's management.
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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ross Stores, Inc. and subsidiaries as of February 2, 2013, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 2, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 12, 2013

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2012. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,112 locations in 33 states, the District of Columbia and Guam as of May 4, 2013. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. We also operate 115 dd’s DISCOUNTS stores in nine states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices as of May 4, 2013.

Results of Operations

The following table summarizes the financial results for the three month periods ended May 4, 2013 and April 28, 2012:

	Three Months Ended
	May 4, 2013	April 28, 2012
Sales
Sales (millions)	$2,540	$2,357
Sales growth	7.8%	13.6%
Comparable store sales growth	3%	9%

Costs and expenses (as a percent of sales)
Cost of goods sold	70.8%	71.3%
Selling, general and administrative	14.3%	14.3%
Interest expense, net	0.0%	0.1%

Earnings before taxes (as a percent of sales)	14.9%	14.3%

Net earnings (as a percent of sales)	9.2%	8.9%

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

	Three Months Ended
Store Count	May 4, 2013	April 28, 2012
Beginning of the period	1,199	1,125
Opened in the period	28	23
Closed in the period	—	(2)
End of the period	1,227	1,146

Sales. Sales for the three month period ended May 4, 2013 increased $183.1 million, or 8%, compared to the three month period ended April 28, 2012, due to the opening of 81 net new stores between April 28, 2012 and May 4, 2013 and a 3% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Our sales mix for the three month periods ended May 4, 2013 and April 28, 2012 is shown below:

	Three Months Ended
	May 4, 2013	April 28, 2012
Ladies	31%	31%
Home accents and bed and bath	22%	23%
Shoes	14%	14%
Accessories, lingerie, fine jewelry, and fragrances	13%	12%
Men's	12%	12%
Children's	8%	8%
Total	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three month period ended May 4, 2013, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended May 4, 2013 increased $120 million compared to the same period in the prior year mainly due to increased sales from the opening of 81 net new stores between April 28, 2012 and May 4, 2013 and a 3% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended May 4, 2013 decreased about 45 basis points from the same period in the prior year.  This improvement was driven primarily by a 50 basis point increase in merchandise margin, which included a five basis point benefit from a lower inventory shortage accrual. In addition, freight and distribution expenses improved by approximately 10 basis points each. These favorable trends were partially offset by 15 basis points in higher buying costs and an increase in occupancy expense of 10 basis points.

We cannot be sure that the gross profit margins realized for the three month period ended May 4, 2013 will continue in the future.

Selling, general and administrative expenses. For the three month period ended May 4, 2013, selling, general and administrative expenses ("SG&A") increased $24 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 81 net new stores between April 28, 2012 and May 4, 2013.

Selling, general and administrative expenses as a percentage of sales for the three month period ended May 4, 2013 decreased by approximately 5 basis points compared to the same period in the prior year, primarily due to leverage on store operating costs from the 3% increase in comparable store sales.

Interest expense, net. Net interest expense as a percentage of sales decreased by approximately 10 basis points for the three month period ended May 4, 2013 compared to the same period in the prior year, primarily due to higher capitalization of construction interest.

Taxes on earnings. Our effective tax rate for the three month periods ended May 4, 2013 and April 28, 2012 was approximately 38%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2013 will be about 38%.

Net earnings. Net earnings as a percentage of sales for the three month period ended May 4, 2013 was higher compared to the same period in the prior year, primarily due to lower cost of goods sold, lower interest expense, and lower SG&A expenses as a percentage of sales.

Earnings per share. Diluted earnings per share for the three month period ended May 4, 2013 was $1.07 compared to $0.93 in the prior year period. The 15% increase in diluted earnings per share is attributable to a 12% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding, due to the stock repurchase program.

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

	Three Months Ended
($000)	May 4, 2013	April 28, 2012
Cash provided by operating activities	$352,859	$297,330
Cash used in investing activities	(109,699)	(71,209)
Cash used in financing activities	(175,747)	(134,839)
Net increase in cash and cash equivalents	$67,413	$91,282

Operating Activities

Net cash provided by operating activities was $352.9 million and $297.3 million for the three month periods ended May 4, 2013 and April 28, 2012, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the three month periods ended May 4, 2013, compared to the prior year was primarily due to higher net earnings and the timing of payments of certain expenses. The change in total merchandise inventory, net of the change in accounts payable, resulted in a source of cash of approximately $72 million for the three months ended May 4, 2013, compared to a source of cash of approximately $96 million for the three months ended April 28, 2012. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 70%, 67%, and 73% as of May 4, 2013, February 2, 2013, and April 28, 2012, respectively. Changes in accounts payable leverage are primarily driven by timing of packaway receipts.

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

Changes in packaway inventory levels impact our operating cash flow. As of May 4, 2013, packaway inventory was 45% of total inventory compared to 47% at the end of fiscal 2012. At the end of the first quarter for fiscal 2012, packaway inventory was 45% of total inventory compared to 49% at the end of fiscal 2011.

Investing Activities

Net cash used in investing activities was $109.7 million and $71.2 million for the three month periods ended May 4, 2013 and April 28, 2012, respectively. The increase in cash used for investing activities for the three month period ended May 4, 2013, compared to the three month period ended April 28, 2012 was primarily due to an increase in our capital expenditures.

Our capital expenditures were $97.6 million and $58.0 million for the three month periods ended May 4, 2013 and April 28, 2012, respectively. Our capital expenditures include costs to build or expand distribution centers, development of our new data center, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. We opened 28 and 23 new stores during the three month periods ended May 4, 2013 and April 28, 2012, respectively. Our buying offices, our current corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but three of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments.

We forecast approximately $670 million in capital expenditures for fiscal year 2013. In addition to funding costs for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices, the expected growth in capital expenditures in 2013 is mainly due to our investment over the next two years in two new distribution centers, the purchase of one of our existing leased distribution centers, the relocation of our corporate headquarters and the development of our new data center. We expect to fund these expenditures with available cash and cash flows from operations.

We had no purchases of investments for the three month period ended May 4, 2013. We had purchases of investments of $0.4 million for the three month period ended April 28, 2012. We had proceeds from investments of $0.1 million and $0.6 million for the three month periods ended May 4, 2013 and April 28, 2012, respectively.

Financing Activities

Net cash used in financing activities was $175.7 million and $134.8 million for the three month periods ended May 4, 2013 and April 28, 2012, respectively. For the three month periods ended May 4, 2013 and April 28, 2012, our liquidity and capital requirements were provided by available cash and cash flows from operations.

In January 2013, our Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.

We repurchased 2.3 million and 2.0 million shares of common stock for aggregate purchase prices of approximately $138.3 million and $110.6 million during the three month periods ended May 4, 2013, and April 28, 2012, respectively. We also acquired 438,098 and 406,304 shares of treasury stock from our employee stock equity compensation programs for aggregate purchase prices of approximately $25.8 million and $23.1 million during the three month periods ended May 4, 2013, and April 28, 2012, respectively.

For the three month periods ended May 4, 2013 and April 28, 2012, we paid dividends of $37.5 million and $31.7 million, respectively.

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

Our existing $600 million unsecured revolving credit facility, as amended in June 2012, expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable quarterly and upon maturity. As of May 4, 2013 we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of May 4, 2013:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$—	$—	$150,000	$150,000
Interest payment obligations	9,668	19,335	19,335	21,192	69,530
Operating leases:
Rent obligations	395,727	760,195	531,186	496,135	2,183,243
Synthetic leases	1,449	—	—	—	1,449
Other synthetic lease obligations	70,619	—	—	—	70,619
Purchase obligations	1,915,140	66,038	14	—	1,981,192
Total contractual obligations	$2,392,603	$845,568	$550,535	$667,327	$4,456,033

1We have an $87.6 million liability for unrecognized tax benefits that is included in other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

Senior notes. We have two series of unsecured senior notes held by various institutional investors for $150 million. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Interest on these notes is included in Interest payment obligations in the table above. These notes are subject to prepayment penalties for early payment of principal.

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of May 4, 2013, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We lease our buying offices, our current corporate headquarters, one distribution center, one trailer parking lot, three warehouse facilities, and all but three of our store locations. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

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

We lease a 1.3 million square foot distribution center in Perris, California. The land and building for this distribution center are financed by the lessor under a $70 million, ten-year synthetic lease that expires in July 2013. Rent expense on this center is payable monthly at a fixed annual rate of 5.8% on the lease balance of $70 million. At the end of the lease term, we have the option to either refinance the $70 million synthetic lease facility, purchase the distribution center at the amount of the then-outstanding lease obligation, or arrange a sale of the distribution center to a third party. We have exercised our option to purchase this distribution center at the expiration of the lease in July 2013. Our $70 million obligation is included in Other synthetic lease obligations in the above table.

We have also recognized a liability and corresponding asset for the inception date estimated fair values of the distribution center and POS synthetic lease residual value guarantees. As of May 4, 2013, we have approximately $0.3 million of residual value guarantee asset and liability. These residual value guarantees are amortized on a straight-line basis over the original terms of the leases. The current portion of the related asset and liability is recorded in prepaid expenses and accrued expenses, respectively, and the long-term portion of the related assets and liabilities is recorded in other long-term assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

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

We lease approximately 311,000 and 52,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2022 and 2017, respectively, and contain renewal provisions.

Purchase obligations. As of May 4, 2013 we had purchase obligations of approximately $1,981 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,688 million represent purchase obligations of less than one year as of May 4, 2013.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at May 4, 2013:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$—	$600,000	$—	$600,000
Total commercial commitments	$—	$—	$600,000	$—	$600,000
For additional information relating to this credit facility, refer to Note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. Our existing $600 million unsecured revolving credit facility, as amended in June 2012, expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 112.5 basis points) and is payable upon maturity but not less than quarterly. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of May 4, 2013 we had no borrowings outstanding or standby letters of credit issued under this facility and were in compliance with the covenants.

The synthetic lease facilities described above, as well as our revolving credit facility and senior notes, have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of May 4, 2013 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of May 4, 2013 and April 28, 2012, we had $33.8 million and $45.3 million, respectively, in standby letters of credit outstanding and $47.2 million and $34.8 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and cash equivalents, and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $41.7 million and $43.1 million in trade letters of credit outstanding at May 4, 2013 and April 28, 2012, respectively.

Dividends. In May 2013, our Board of Directors declared a cash dividend of $.17 per common share, payable on June 28, 2013.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2013, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 2, 2013.

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

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of May 4, 2013.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of May 4, 2013, we had no borrowings outstanding under our revolving credit facility. In addition, lease payments under certain of our synthetic lease agreements are determined based on variable interest rates and are, therefore, affected by changes in market interest rates.

In addition, we have two outstanding series of unsecured notes held by institutional investors: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of May 4, 2013 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended May 4, 2013. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2013 first fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our first fiscal quarter of 2013, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

The continued success of our business depends, in part, upon our ability to increase sales at our existing store locations, to open new stores, and to operate stores on a profitable basis. Our existing strategies and store and distribution center expansion programs may not result in a continuation of our anticipated revenue or profit growth. In executing our off-price retail strategies and working to improve efficiencies, expand our store network, and reduce our costs, we face a number of operational risks, including our ability to:

•	Attract and retain personnel with the retail talent necessary to execute our strategies.

•	Effectively operate and continually upgrade our various supply chain, store, core merchandising, and other information systems.

•	Improve our merchandising and transaction processing capabilities through implementation of new processes and systems enhancements.

•	Manage our planned data center and headquarters moves without disruption or unanticipated cost.

•	Improve new store sales and profitability, especially in newer regions and markets.

•	Add capacity to our existing distribution centers, find new distribution center sites, and build out planned additional distribution centers timely and cost effectively.

•	Achieve and maintain targeted levels of productivity and efficiency in our existing and future new distribution centers.

•	Lease or acquire acceptable new store sites with favorable demographics and long-term financial returns.

•	Identify and successfully enter new geographic markets.

•	Achieve planned gross margins, by effectively managing inventories, markdowns, and inventory shortage.

•	Effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2013 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(2/03/2013 - 3/02/2013)	765,084	$58.94	764,065	$1,055,000
March
(3/03/2013 - 4/06/2013)	1,204,134	$58.55	771,981	$1,010,000
April
(4/07/2013 - 5/04/2013)	755,872	$64.24	750,946	$961,700
Total	2,725,090	$60.24	2,286,992	$961,700

1We acquired 438,098 shares of treasury stock during the quarter ended May 4, 2013. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2In January 2013 our Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.

ITEM 6. EXHIBITS

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 12, 2013	By:	/s/J. Call
John G. Call
Group Senior Vice President, Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1
Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amendment of Certificate of Incorporation dated July 18, 2011, incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

3.3	Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013, incorporated by reference to Exhibit 3.3 to the Form 10-K filed by Ross Stores, Inc. for the year ended February 2, 2013.

10.1	Form of Executive Employment Agreement

10.2	Executive Employment Agreement effective March 16, 2013 between James S. Fassio and Ross Stores, Inc.

10.3	Executive Employment Agreement effective March 16, 2013 between Michael O'Sullivan and Ross Stores, Inc.

10.4	Executive Employment Agreement effective March 16, 2013 between Barbara Rentler and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 12, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase