Form 10-Q
period 2013-11-02
ROSS STORES INC
filed 2013-12-11
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 21, 2013 was 214,915,331.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Sales	$2,398,122	$2,262,723	$7,489,313	$6,960,419

Costs and Expenses
Costs of goods sold	1,746,235	1,648,997	5,368,823	5,017,767
Selling, general and administrative	381,860	357,983	1,125,021	1,047,883
Interest (income) expense, net	(152)	1,643	(118)	5,961
Total costs and expenses	2,127,943	2,008,623	6,493,726	6,071,611

Earnings before taxes	270,179	254,100	995,587	888,808
Provision for taxes on earnings	98,561	94,576	376,236	338,647
Net earnings	$171,618	$159,524	$619,351	$550,161

Earnings per share
Basic	$0.81	$0.73	$2.90	$2.50
Diluted	$0.80	$0.72	$2.86	$2.46

Weighted average shares outstanding (000)
Basic	211,986	218,583	213,743	219,917
Diluted	214,803	222,185	216,662	223,596

Dividends
Cash dividends declared per share	$0.17	$0.14	$0.34	$0.28

Stores open at end of period	1,285	1,205	1,285	1,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net earnings	$171,618	$159,524	$619,351	$550,161

Other comprehensive income:
Change in unrealized (loss) gain on investments, net of tax	(3)	(7)	(149)	9
Comprehensive income	$171,615	$159,517	$619,202	$550,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	November 2, 2013	February 2, 2013	October 27, 2012
Assets
Current Assets
Cash and cash equivalents	$372,270	$646,761	$623,822
Short-term investments	12,016	1,087	1,533
Accounts receivable	72,819	59,617	68,493
Merchandise inventory	1,430,467	1,209,237	1,342,904
Prepaid expenses and other	145,646	94,318	102,609
Deferred income taxes	16,871	20,407	11,509
Total current assets	2,050,089	2,031,427	2,150,870

Property and Equipment
Land and buildings	478,330	372,659	345,892
Fixtures and equipment	1,644,815	1,551,590	1,543,117
Leasehold improvements	798,626	732,671	712,672
Construction-in-progress	376,497	258,691	156,187
	3,298,268	2,915,611	2,757,868
Less accumulated depreciation and amortization	1,557,389	1,422,327	1,405,702
Property and equipment, net	1,740,879	1,493,284	1,352,166

Long-term investments	4,212	4,374	4,397
Other long-term assets	151,543	141,476	140,504
Total assets	$3,946,723	$3,670,561	$3,647,937

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$908,797	$807,534	$886,629
Accrued expenses and other	349,894	320,415	352,484
Accrued payroll and benefits	238,006	241,129	227,475
Income taxes payable	—	53,504	—
Total current liabilities	1,496,697	1,422,582	1,466,588

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	279,654	246,815	223,477
Deferred income taxes	79,245	84,301	110,137

Commitments and contingencies

Stockholders’ Equity
Common stock	2,152	2,207	2,226
Additional paid-in capital	926,823	866,519	854,703
Treasury stock	(120,822)	(91,708)	(90,989)
Accumulated other comprehensive income	436	585	644
Retained earnings	1,132,538	989,260	931,151
Total stockholders’ equity	1,941,127	1,766,863	1,697,735
Total liabilities and stockholders’ equity	$3,946,723	$3,670,561	$3,647,937
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	November 2, 2013	October 27, 2012
Cash Flows From Operating Activities
Net earnings	$619,351	$550,161
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	149,411	133,824
Stock-based compensation	35,672	37,380
Deferred income taxes	(1,520)	(4,294)
Tax benefit from equity issuance	27,678	27,714
Excess tax benefit from stock-based compensation	(26,998)	(26,997)
Change in assets and liabilities:
Merchandise inventory	(221,230)	(212,834)
Other current assets	(63,749)	(32,340)
Accounts payable	138,821	156,763
Other current liabilities	(876)	6,628
Other long-term, net	24,661	10,265
Net cash provided by operating activities	681,221	646,270

Cash Flows From Investing Activities
Additions to property and equipment	(423,211)	(255,332)
Increase in restricted cash and investments	(2,832)	(2,012)
Purchases of investments	(12,012)	(424)
Proceeds from investments	1,150	809
Net cash used in investing activities	(436,905)	(256,959)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	26,998	26,997
Issuance of common stock related to stock plans	16,069	15,317
Treasury stock purchased	(29,114)	(28,727)
Repurchase of common stock	(421,345)	(334,357)
Dividends paid	(111,415)	(94,554)
Net cash used in financing activities	(518,807)	(415,324)

Net decrease in cash and cash equivalents	(274,491)	(26,013)

Cash and cash equivalents:
Beginning of period	646,761	649,835
End of period	$372,270	$623,822

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$424,260	$344,686

Non-Cash Investing Activities
(Decrease) increase in fair value of investment securities	$(231)	$14
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 2, 2013 and October 27, 2012
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of November 2, 2013 and October 27, 2012, the results of operations and comprehensive income for the three and nine month periods ended November 2, 2013 and October 27, 2012, and cash flows for the nine month periods ended November 2, 2013 and October 27, 2012. The Condensed Consolidated Balance Sheet as of February 2, 2013, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and nine month periods ended November 2, 2013 and October 27, 2012 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in prepaid expenses and other and other long-term assets in the Condensed Consolidated Balance Sheet as of November 2, 2013, February 2, 2013, and October 27, 2012:

Restricted Assets ($000)	November 2, 2013	February 2, 2013	October 27, 2012
Prepaid expenses and other	$20,723	$19,941	$19,241
Other long-term assets	50,735	48,821	49,479
Total	$71,458	$68,762	$68,720

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, and other long-term liabilities approximates their estimated fair value.

Cash and cash equivalents were $372.3 million, $646.8 million, and $623.8 million at November 2, 2013, February 2, 2013, and October 27, 2012, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Sales mix. The Company’s sales mix is shown below for the three and nine month periods ended November 2, 2013 and October 27, 2012:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Ladies	30%	29%	31%	30%
Home accents and bed and bath	24%	23%	23%	23%
Shoes	13%	13%	13%	13%
Accessories, lingerie, fine jewelry, and fragrances	13%	14%	13%	13%
Men's	12%	12%	12%	13%
Children's	8%	9%	8%	8%
Total	100%	100%	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown.

The Company's Board of Directors declared quarterly cash dividends of $0.17 per common share, in January, May, and August 2013. The Company’s Board of Directors declared cash dividends of $0.14 per common share in January, May, August, and November 2012, respectively.

In November 2013, the Company's Board of Directors declared a cash dividend of $0.17 per common share, payable on December 31, 2013.

Sale-Purchase Agreement. In October 2013, the Company entered into a Sale-Purchase Agreement under which it has the right to purchase the office building where its New York buying office is located for $222 million. The building is subject to a 99 year ground lease through June 2111. The Sale-Purchase Agreement contemplates completion of the sale and purchase of the building on or before September 20, 2014, subject to satisfaction of various closing conditions. Under the Sale-Purchase Agreement, the Company provided a deposit of 10% of the purchase price. In the event the Company is unable or chooses not to complete the purchase of the building, the Company would forfeit the deposit but have no further liability to the seller or obligation to complete the purchase.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of November 2, 2013.

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

Note B: Investments and Restricted Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of November 2, 2013 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$3,710	$372	$(7)	$4,075	$—	$4,075
U.S. government and agency securities	12,012	1	—	12,013	12,013	—
Mortgage-backed securities	131	9	—	140	3	137
Total investments	15,853	382	(7)	16,228	12,016	4,212

Restricted Investments
Corporate securities	110	6	—	116	—	116
U.S. government and agency securities	3,733	289	—	4,022	145	3,877
Total restricted investments	3,843	295	—	4,138	145	3,993
Total	$19,696	$677	$(7)	$20,366	$12,161	$8,205

The amortized cost and fair value of the Company's available-for-sale securities as of February 2, 2013 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$4,715	$468	$(14)	$5,169	$1,013	$4,156
Mortgage-backed securities	276	16	—	292	74	218
Total investments	4,991	484	(14)	5,461	1,087	4,374

Restricted Investments
Corporate securities	1,360	34	—	1,394	1,275	119
U.S. government and agency securities	3,748	397	—	4,145	—	4,145
Total restricted investments	5,108	431	—	5,539	1,275	4,264
Total	$10,099	$915	$(14)	$11,000	$2,362	$8,638

The amortized cost and fair value of the Company’s available-for-sale securities as of October 27, 2012 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$5,102	$507	$(18)	$5,591	$1,413	$4,178
Mortgage-backed securities	321	18	—	339	120	219
Total investments	5,423	525	(18)	5,930	1,533	4,397

Restricted Investments
Corporate securities	1,358	52	—	1,410	1,290	120
U.S. government and agency securities	3,754	432	—	4,186	—	4,186
Total restricted investments	5,112	484	—	5,596	1,290	4,306
Total	$10,535	$1,009	$(18)	$11,526	$2,823	$8,703

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

Investments and restricted investments measured at fair value at November 2, 2013 are summarized below:

	Fair Value Measurements at Reporting Date
($000)	November 2, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments
Corporate securities	$4,075	$—	$4,075	$—
U.S. government and agency securities	12,013	12,013	—	—
Mortgage-backed securities	140	—	140	—
Total investments	16,228	12,013	4,215	—

Restricted Investments
Corporate securities	116	—	116	—
U.S. government and agency securities	4,022	4,022	—	—
Total restricted investments	4,138	4,022	116	—
Total	$20,366	$16,035	$4,331	$—

Investments and restricted investments measured at fair value at February 2, 2013 are summarized below:

	Fair Value Measurements at Reporting Date
($000)	February 2, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments
Corporate securities	$5,169	$—	$5,169	$—
Mortgage-backed securities	292	—	292	—
Total investments	5,461	—	5,461	—

Restricted Investments
Corporate securities	1,394	—	1,394	—
U.S. government and agency securities	4,145	4,145	—	—
Total restricted investments	5,539	4,145	1,394	—
Total	$11,000	$4,145	$6,855	$—

Investments and restricted investments measured at fair value at October 27, 2012 are summarized below:

	Fair Value Measurements at Reporting Date
($000)	October 27, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments
Corporate securities	$5,591	$—	$5,591	$—
Mortgage-backed securities	339	—	339	—
Total investments	5,930	—	5,930	—

Restricted Investments
Corporate securities	1,410	—	1,410	—
U.S. government and agency securities	4,186	4,186	—	—
Total restricted investments	5,596	4,186	1,410	—
Total	$11,526	$4,186	$7,340	$—

The future maturities of investment and restricted investment securities at November 2, 2013 were:

	Investments		Restricted Investments
($000)	Cost basis	Estimated fair value	Cost basis	Estimated fair value
Maturing in one year or less	$12,015	$12,016	$144	$145
Maturing after one year through five years	3,838	4,212	807	890
Maturing after five years through ten years	—	—	2,892	3,103
Total	$15,853	$16,228	$3,843	$4,138

The underlying assets in the Company’s non-qualified deferred compensation program totaling $87.8 million, $76.9 million and $74.9 million as of November 2, 2013, February 2, 2013, and October 27, 2012, respectively (included in other long-term assets and in other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) totaled $76.4 million, $65.9 million, and $63.2 million as of November 2, 2013, February 2, 2013, and October 27, 2012, respectively. The fair value measurement for funds without quoted market prices in active markets (Level 2) totaled $11.4 million, $11.0 million, and $11.7 million as of November 2, 2013, February 2, 2013, and October 27, 2012, respectively. Fair market value for these Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

Stock-based compensation. For the three and nine month periods ended November 2, 2013 and October 27, 2012, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Restricted stock	$7,320	$7,547	$23,011	$21,643
Performance awards	3,599	5,091	11,052	14,323
ESPP	542	502	1,609	1,414
Total	$11,461	$13,140	$35,672	$37,380

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three and nine month periods ended November 2, 2013 and October 27, 2012 is as follows:

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification ($000)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Cost of goods sold	$5,582	$6,457	$18,218	$17,434
Selling, general and administrative	5,879	6,683	17,454	19,946
Total	$11,461	$13,140	$35,672	$37,380

Restricted stock. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense ratably over the vesting period of generally three to five years.

During the three and nine month periods ended November 2, 2013, shares acquired by the Company for tax withholding totaled 33,731 and 485,795 shares and are considered treasury shares which are available for reissuance. As of November 2, 2013, shares subject to repurchase related to unvested restricted stock totaled 4.0 million shares.

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2013	4,560	$29.96
Awarded	758	58.10
Released	(1,248)	23.92
Forfeited	(98)	29.44
Unvested at November 2, 2013	3,972	$37.26

The unamortized compensation expense at November 2, 2013 was $86.3 million, which is expected to be recognized over a weighted-average remaining period of 1.9 years. The unamortized compensation expense at October 27, 2012 was $83.5 million, which was expected to be recognized over a weighted-average remaining period of 2.0 years.

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

Stock option activity. The following table summarizes stock option activity for the nine month period ended November 2, 2013:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at February 2, 2013	1,715	$13.79
Granted	—	—
Exercised	(532)	13.16
Forfeited	—	—
Outstanding at November 2, 2013, all vested	1,183	$14.07	1.71	$75,181

No stock options were granted during the nine month periods ended November 2, 2013 and October 27, 2012.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of November 2, 2013 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$11.39	to	$13.81	244	1.58	$12.90
13.83	to	13.91	290	2.17	13.89
13.92	to	14.35	419	1.37	14.31
14.36	to	15.38	182	1.47	14.73
16.39	to	16.39	48	3.56	16.39
$11.39	to	$16.39	1,183	1.71	$14.07

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

For the three and nine month periods ended November 2, 2013, 1,100 shares and 2,300 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the period presented. For the three and nine month periods ended October 27, 2012, 7,700 and 35,200 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive in the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
November 2, 2013
Shares	211,986	2,817	214,803	213,743	2,919	216,662
Amount	$0.81	$(0.01)	$0.80	$2.90	$(0.04)	$2.86

October 27, 2012
Shares	218,583	3,602	222,185	219,917	3,679	223,596
Amount	$0.73	$(0.01)	$0.72	$2.50	$(0.04)	$2.46

Note E: Debt

Senior notes. The Company has issued two series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of November 2, 2013 of approximately 185 is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The senior notes are subject to prepayment penalties for early payment of principal.

Revolving credit facility. The Company's $600 million unsecured revolving credit facility, as amended in June 2012, expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of November 2, 2013 the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of November 2, 2013, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of November 2, 2013, February 2, 2013, and October 27, 2012, the reserves for unrecognized tax benefits were $100.3 million, $82.5 million, and $76.8 million inclusive of $21.4 million, $16.8 million, and $18.6 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $48.7 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $4.9 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2010 through 2012. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2008 through 2012. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Pleasanton, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of November 2, 2013 and October 27, 2012, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended November 2, 2013 and October 27, 2012, and of cash flows for the nine-month periods ended November 2, 2013 and October 27, 2012. These interim financial statements are the responsibility of the Company's management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ross Stores, Inc. and subsidiaries as of February 2, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 2, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
December 11, 2013

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,154 locations in 33 states, the District of Columbia and Guam as of November 2, 2013. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. We also operate 131 dd’s DISCOUNTS stores in 10 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices as of November 2, 2013.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended November 2, 2013 and October 27, 2012:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Sales
Sales (millions)	$2,398	$2,263	$7,489	$6,960
Sales growth	6.0%	10.6%	7.6%	12.1%
Comparable store sales growth	2%	6%	3%	7%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.8%	72.9%	71.7%	72.1%
Selling, general and administrative	15.9%	15.8%	15.0%	15.1%
Interest (income) expense, net	0.0%	0.1%	0.0%	0.1%

Earnings before taxes (as a percent of sales)	11.3%	11.2%	13.3%	12.8%

Net earnings (as a percent of sales)	7.2%	7.1%	8.3%	7.9%

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

	Three Months Ended		Nine Months Ended
Store Count	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Beginning of the period	1,253	1,174	1,199	1,125
Opened in the period	33	31	88	82
Closed in the period	(1)	—	(2)	(2)
End of the period	1,285	1,205	1,285	1,205

Sales. Sales for the three month period ended November 2, 2013 increased $135.4 million, or 6%, compared to the three month period ended October 27, 2012, due to the opening of 80 net new stores between October 27, 2012 and November 2, 2013 and a 2% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the nine month period ended November 2, 2013 increased $528.9 million, or 8%, compared to the nine month period ended October 27, 2012, due to the opening of 80 net new stores between October 27, 2012 and November 2, 2013 and a 3% increase in “comparable” store sales.

Our sales mix for the three and nine month periods ended November 2, 2013 and October 27, 2012 is shown below:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Ladies	30%	29%	31%	30%
Home accents and bed and bath	24%	23%	23%	23%
Shoes	13%	13%	13%	13%
Accessories, lingerie, fine jewelry, and fragrances	13%	14%	13%	13%
Men's	12%	12%	12%	13%
Children's	8%	9%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our organization and systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended November 2, 2013, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and nine month periods ended November 2, 2013 increased $97 million and $351 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 80 net new stores between October 27, 2012 and November 2, 2013 and a 2% and 3% increase in comparable store sales, respectively.

Cost of goods sold as a percentage of sales for the three month period ended November 2, 2013 decreased approximately 5 basis points from the same period in the prior year. This improvement was primarily due to a 55 basis point increase in merchandise margin, which was partially offset by a lower shortage benefit of approximately 35 basis points and higher occupancy cost of approximately 15 basis points.

Cost of goods sold as a percentage of sales for the nine month period ended November 2, 2013 decreased approximately 40 basis points from the same period in the prior year. This improvement was primarily due to a 60 basis point increase in merchandise margin which was partially offset by a lower shortage benefit of approximately 10 basis points and 5 basis points each of higher occupancy and buying and incentive costs.

We cannot be sure that the gross profit margins realized for the three and nine month periods ended November 2, 2013 will continue in the future.

Selling, general and administrative expenses. For the three and nine month periods ended November 2, 2013, selling, general and administrative expenses ("SG&A") increased $24 million and $77 million compared to the same periods in the prior year mainly due to increased store operating costs reflecting the opening of 80 net new stores between October 27, 2012 and November 2, 2013.

Selling, general and administrative expenses as a percentage of sales for the three month period ended November 2, 2013 increased 10 basis points mainly due to deleveraging on expenses from the 2% increase in comparable store sales. Selling, general and administrative expenses as a percentage of sales for the nine month period ended November 2, 2013 declined 5 basis points compared to the prior year due to leverage on store operating costs from the 3% increase in comparable store sales.

Interest (income) expense, net. Net interest income as a percentage of sales improved by approximately 10 basis points for the three and nine month periods ended November 2, 2013 compared to the same periods in the prior year primarily due to higher capitalization of construction interest.

Taxes on earnings. Our effective tax rates for the three month periods ended November 2, 2013 and October 27, 2012 were approximately 36% and 37%, respectively, and our effective tax rate for both the nine month periods ended November 2, 2013 and October 27, 2012 was approximately 38%. Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2013 will be approximately 38%.

Net earnings. Net earnings as a percentage of sales for the three month period ended November 2, 2013 was higher compared to the same period in the prior year primarily due to lower cost of goods sold and partially offset by higher SG&A expenses. Net earnings as a percentage of sales for the nine month period ended November 2, 2013 was higher compared to the same period in the prior year primarily due to lower cost of goods sold and lower SG&A.

Earnings per share. Diluted earnings per share for the three month period ended November 2, 2013 was $0.80 compared to $0.72 in the prior year period. The 11% increase in diluted earnings per share is attributable to a 8% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to the stock repurchase program. Diluted earnings per share for the nine month period ended November 2, 2013 was $2.86 compared to $2.46 in the prior year period. The 16% increase in diluted earnings per share is attributable to a 13% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to the stock repurchase program.

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

	Nine Months Ended
($000)	November 2, 2013	October 27, 2012
Cash provided by operating activities	$681,221	$646,270
Cash used in investing activities	(436,905)	(256,959)
Cash used in financing activities	(518,807)	(415,324)
Net decrease in cash and cash equivalents	$(274,491)	$(26,013)

Operating Activities

Net cash provided by operating activities was $681.2 million and $646.3 million for the nine month periods ended November 2, 2013 and October 27, 2012, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the nine month period ended November 2, 2013, compared to the same period in the prior year was primarily due to higher net earnings, partially offset by a decrease in accounts payable leverage (defined as accounts payable divided by merchandise inventory) and the timing of payments of certain expenses. The change in total merchandise inventory, net of the change in accounts payable, resulted in a use of cash of approximately $82 million for the nine months ended November 2, 2013, compared to a use of cash of approximately $56 million for the nine months ended October 27, 2012. Accounts payable leverage was 64%, 67%, and 66% as of November 2, 2013, February 2, 2013, and October 27, 2012, respectively. Changes in accounts payable leverage are primarily driven by the timing of packaway receipts and payments.

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

Changes in packaway inventory levels impact our operating cash flow. As of November 2, 2013, packaway inventory was 45% of total inventory compared to 47% at the end of fiscal 2012. At the end of the third quarter for fiscal 2012, packaway inventory was 46% of total inventory compared to 49% at the end of fiscal 2011.

Investing Activities

Net cash used in investing activities was $436.9 million and $257.0 million for the nine month periods ended November 2, 2013 and October 27, 2012, respectively. The increase in cash used for investing activities for the nine month period ended November 2, 2013, compared to the nine month period ended October 27, 2012 was primarily due to an increase in our capital expenditures.

Our capital expenditures were $423.2 million and $255.3 million for the nine month periods ended November 2, 2013 and October 27, 2012, respectively. Our capital expenditures include costs to build or expand distribution centers, develop our new data center, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. In July 2013, we purchased the land and building of our previously leased 1.3 million square foot Perris, California distribution center for $70 million.

In October 2013, we entered into a Sale-Purchase Agreement under which we have the right to purchase the office building where our New York buying office is located for $222 million. The building is subject to a 99 year ground lease through June 2111. The Sale-Purchase Agreement contemplates completion of the sale and purchase of the building on or before September 20, 2014, subject to satisfaction of various closing conditions. Under the Sale-Purchase Agreement, we provided a deposit of 10% of the purchase price. In the event we are unable or choose not to complete the purchase of the building, we would forfeit the deposit but have no further liability to the seller or obligation to complete the purchase. We are reviewing financing alternatives for the potential purchase of the building in 2014.

We forecast approximately $585 million in capital expenditures for fiscal year 2013. This forecast includes funding costs for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. Our planned capital expenditures for the year have decreased from the amounts we forecast in prior quarters primarily due to a timing shift of certain distribution and store-related capital spend from 2013 to 2014. The growth in capital expenditures in 2013 compared to 2012 is mainly due to our investment in two new distribution centers expected to open in 2014 and 2015, the recently completed purchase of one of our existing leased distribution centers, the relocation of our corporate headquarters and the development of our new data center. We expect to fund these expenditures with available cash and cash flows from operations.

We had purchases of investments of $12.0 million for the nine month period ended November 2, 2013. We had purchases of investments of $0.4 million for the nine month period ended October 27, 2012. We had proceeds from investments of $1.2 million and $0.8 million for the nine month periods ended November 2, 2013 and October 27, 2012, respectively.

Financing Activities

Net cash used in financing activities was $518.8 million and $415.3 million for the nine month periods ended November 2, 2013 and October 27, 2012, respectively. For the nine month periods ended November 2, 2013 and October 27, 2012, our liquidity and capital requirements were provided by available cash and cash flows from operations.

In January 2013, our Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.

We repurchased 6.4 million and 5.4 million shares of common stock for aggregate purchase prices of approximately $421.3 million and $334.4 million during the nine month periods ended November 2, 2013, and October 27, 2012, respectively. We also acquired 485,795 and 492,224 shares of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $29.1 million and $28.7 million during the nine month periods ended November 2, 2013, and October 27, 2012, respectively.

For the nine month periods ended November 2, 2013 and October 27, 2012, we paid dividends of $111.4 million and $94.6 million, respectively.

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

Our existing $600 million unsecured revolving credit facility, as amended in June 2012, expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of November 2, 2013 we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of November 2, 2013:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$—	$—	$150,000	$150,000
Interest payment obligations	9,668	19,335	19,335	16,358	64,696
Operating leases (rent obligations)	414,724	797,571	573,390	531,120	2,316,805
Purchase obligations	2,054,182	46,565	—	—	2,100,747
Total contractual obligations	$2,478,574	$863,471	$592,725	$697,478	$4,632,248

1We have a $100.3 million liability for unrecognized tax benefits that is included in other long-term liabilities on our interim condensed consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of November 2, 2013, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We currently lease our buying offices, our current corporate headquarters, three warehouse facilities, all but three of our store locations, and two truck and trailer parking facilities. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

We lease three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2014 and 2016. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2016. The leases for two of the three warehouses contain renewal provisions. We also own a 423,000 square foot warehouse in Fort Mill, South Carolina and a 449,000 square foot warehouse in Riverside, California. All five of these warehouses are used to store our packaway inventory.

We lease a 10-acre parcel for trailer parking adjacent to our Perris, California distribution center that expires in 2017 and a facility located in Moreno Valley, California primarily for ancillary truck and trailer parking that expires in 2015. Both of these leases contain renewal provisions.

We lease approximately 192,000 square feet of office space for our current corporate headquarters in Pleasanton, California, under several facility leases. The terms for these leases expire between 2014 and 2015 and contain renewal provisions. In 2011, we purchased land and buildings in Dublin, California. We are currently in the process of preparing this property for our new corporate headquarters with an estimated occupancy of late 2013 and early 2014.

We currently lease approximately 311,000 and 52,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2022 and 2017, respectively, and contain renewal provisions.

Purchase obligations. As of November 2, 2013 we had purchase obligations of approximately $2,101 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service and maintenance contracts. Merchandise inventory purchase orders of $1,647 million represent purchase obligations of less than one year as of November 2, 2013.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at November 2, 2013:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$—	$600,000	$—	$600,000
Total commercial commitments	$—	$—	$600,000	$—	$600,000
For additional information relating to this credit facility, refer to Note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. Our existing $600 million unsecured revolving credit facility, as amended in June 2012, expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. Our borrowing ability under this credit facility is subject to our maintaining certain financial ratios. As of November 2, 2013 we had no borrowings outstanding or standby letters of credit issued under this facility and were in compliance with the covenants.

Our revolving credit facility and senior notes have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of November 2, 2013 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of November 2, 2013 and October 27, 2012, we had $24.3 million and $33.8 million, respectively, in standby letters of credit outstanding and $47.2 million and $34.9 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and cash equivalents, and the collateral trust consists of restricted cash, cash equivalents, and investments.

Additionally, in the quarter ended November 2, 2013, we issued an $11.1 million standby letter of credit in connection with the New York buying office Sale-Purchase Agreement.

Trade letters of credit. We had $37.7 million and $53.6 million in trade letters of credit outstanding at November 2, 2013 and October 27, 2012, respectively.

Dividends. In November 2013, the Company's Board of Directors declared a cash dividend of $0.17 per common share, payable on December 31, 2013.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2013, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 2, 2013.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of November 2, 2013.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of November 2, 2013, we had no borrowings outstanding under our revolving credit facility.

In addition, we have two outstanding series of unsecured notes held by institutional investors: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of November 2, 2013 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended November 2, 2013. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2013 third fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our third fiscal quarter of 2013, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

The continued success of our business depends, in part, upon our ability to increase sales at our existing store locations, to open new stores, and to operate stores on a profitable basis. Our existing strategies and store and distribution center expansion programs may not result in a continuation of our anticipated revenue or profit growth. In executing our off-price retail strategies and working to improve efficiencies, expand our store network, and reduce our costs, we face a number of operational risks, including our ability to:

•	Attract and retain personnel with the retail talent necessary to execute our strategies.

•	Effectively operate and continually upgrade our various supply chain, store, core merchandising, and other information systems.

•	Improve our merchandising and transaction processing capabilities through implementation of new processes and systems enhancements.

•	Manage our planned data center and headquarters moves without disruption or unanticipated cost.

•	Improve new store sales and profitability, especially in newer regions and markets.

•	Add capacity to our existing distribution centers, find new distribution center sites, and build out planned additional distribution centers timely and cost effectively.

•	Achieve and maintain targeted levels of productivity and efficiency in our existing and future new distribution centers.

•	Lease or acquire acceptable new store sites with favorable demographics and long-term financial returns.

•	Identify and successfully enter new geographic markets.

•	Achieve planned gross margins, by effectively managing inventories, markdowns, and inventory shortage.

•	Effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2013 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
August
(8/04/2013 - 8/31/2013)	486,547	$67.27	478,344	$791,200
September
(9/01/2013 - 10/05/2013)	927,956	$71.22	902,927	$726,900
October
(10/06/2013 - 11/02/2013)	649,404	$74.35	648,905	$678,700
Total	2,063,907	$71.27	2,030,176

1We acquired 33,731 shares of treasury stock during the quarter ended November 2, 2013. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date:	December 11, 2013	By:	/s/J. Call
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

3.2	Amendment of Certificate of Incorporation dated July 18, 2011, incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

3.3	Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013, incorporated by reference to Exhibit 3.3 to the Form 10-K filed by Ross Stores, Inc. for the year ended February 2, 2013.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 11, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase