Form 10-K
period 2014-02-01
ROSS STORES INC
filed 2014-04-01
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
or
TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 0-14678
Ross Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1390387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5130 Hacienda Drive, Dublin, California	94568-7579
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(925) 965-4400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01	Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer    X    Accelerated filer         Non-accelerated filer         Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    X
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 3, 2013 was $14,570,821,195, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock, with $.01 par value, outstanding on March 12, 2014 was 212,969,295.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant's 2014 Annual Meeting of Stockholders, which will be filed on or before June 2, 2014, are incorporated herein by reference into Part III.

PART I
ITEM 1. BUSINESS
Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.
Ross is the largest off-price apparel and home fashion chain in the United States, with 1,146 locations in 33 states, the District of Columbia and Guam, as of February 1, 2014. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. Ross target customers are primarily from middle income households.
We also operate 130 dd’s DISCOUNTS stores in 10 states as of February 1, 2014. dd's DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood and its target customers typically come from households with more moderate incomes than Ross customers.
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
We refer to our fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 as fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Fiscal 2012 was a 53-week year. Fiscal 2013 and 2011 were each 52-week years.

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
We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection within each classification with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. The mix of comparable store sales by department in fiscal 2013 was approximately as follows: Ladies 29%, Home Accents and Bed and Bath 24%, Accessories, Lingerie, Fine Jewelry, and Fragrances 13%, Shoes 13%, Men's

13%, and Children's 8%. Our merchandise offerings also include, but are not limited to, small furniture and furniture accents, educational toys and games, luggage, gourmet food and cookware, watches, and sporting goods.

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
In fiscal 2013, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 49% and 47% of total inventories as of February 1, 2014 and February 2, 2013, respectively, and reflects our merchants’ continued ability to take advantage of a large amount of close-out opportunities in the marketplace. We believe the strong discounts we are able to offer on packaway merchandise are one of the key drivers of our business results.
Our primary buying offices are located in New York City and Los Angeles, the nation's two largest apparel markets. These strategic locations allow our buyers to be in the market on a daily basis, sourcing opportunities and negotiating purchases with vendors and manufacturers. These locations also enable our buyers to strengthen vendor relationships—a key element to the success of our off-price buying strategies.
Over the past year, we continued to make strategic investments in our merchandising organization to further enhance our ability to deliver name brand bargains to our customers. At the end of fiscal 2013, we had approximately 660 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average eight years of experience, including merchandising positions with other retailers such as Bloomingdale's, Burlington Coat Factory, Foot Locker, Kohl’s, Loehmann’s, Lord & Taylor, Macy's, Marshalls, Nordstrom, Saks, and T.J. Maxx. We expect to continue to make additional targeted investments in new merchants to further develop our relationships with an expanding number of manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.
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

Stores
As of February 1, 2014, we operated a total of 1,276 stores comprised of 1,146 Ross stores and 130 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, we cluster Ross stores to benefit from economies of scale in advertising, distribution, and field management. We do the same for dd’s DISCOUNTS stores.
We believe a key element of our success at both Ross and dd’s DISCOUNTS, is our organized, attractive, easy-to-shop, in-store environments which allow customers to shop at their own pace. While our stores promote a self-service, treasure hunt shopping experience, the layouts are designed to enhance customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Our store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and prices through prominent category and sizing markers. At most stores, shopping carts and / or baskets are available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing.
We use point-of-sale (“POS”) hardware and software systems in all stores, which minimizes transaction time for the customer at the checkout counter by electronically scanning each ticket at the point of sale and authorizing personal checks, debit, credit, and stored-value cards in a matter of seconds. For Ross and dd’s DISCOUNTS combined, approximately 62% and 61% of payments in fiscal 2013 and fiscal 2012, respectively, were made with credit cards and debit cards. We provide cash, credit card, and debit card refunds on all merchandise (not used, worn, or altered) returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or refunded with store credit.

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

Information Systems
We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Recent initiatives include enhancements to our merchandise planning, core merchandising, allocation management, and store labor management systems. These initiatives support our expansion in both new and existing markets and our assortment execution and plan achievement, while also supporting future growth. In addition, we completed the build-out and relocation of our new data center in fiscal 2013.

Distribution
We have four distribution processing facilities – two in California, one in Pennsylvania, and one in South Carolina. We ship all of our merchandise to our stores through these distribution centers, which are large, highly automated, and built to suit our specific off-price business model. Two additional distribution centers in Rock Hill, South Carolina and Shafter, California are currently under construction and expected to open in 2014 and 2015, respectively.
Currently we own two and lease three other warehouse facilities for packaway storage. We are in the process of building two additional warehouses which we plan to open in 2014. We also use other third-party facilities as needed for storage of packaway inventory.
We also utilize third-party cross dock facilities to distribute merchandise to stores on a regional basis. Shipments are made by contract carriers to the stores three to six times per week depending on location.
We believe that our distribution centers with their current expansion capabilities will provide adequate processing capacity to support our current store growth. Information on the size and locations of our distribution centers and warehouse facilities is found under “Properties” in Item 2.

Advertising
Advertising for Ross Dress for Less relies primarily on television to communicate the Ross value proposition—everyday savings off the same brands carried at leading department stores. This strategy reflects our belief that television is the most efficient and cost effective medium for communicating our brand position. We continue to utilize additional channels to build awareness. Advertising for dd’s DISCOUNTS is primarily focused on new store grand openings and local grass roots initiatives.

Trademarks
The trademarks for Ross Dress For Less® and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees
As of February 1, 2014, we had approximately 66,300 total employees, including an estimated 48,900 part-time employees. Additionally, we hire temporary employees especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

Competition
We believe the principal competitive factors in the off-price retail apparel and home fashion industry are offering significant discounts on brand name merchandise, offering a well-balanced assortment that appeals to our target customers, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we continue to make strategic investments in our merchandising organization. We also continue to make improvements to our core merchandising system to strengthen our ability to plan, buy, and allocate product based on more local versus regional trends. We believe that we are well positioned to compete on the basis of each of these factors.
Nevertheless, the retail apparel market is highly fragmented and competitive. We face a challenging macro-economic and retail environment that creates intense competition for business from department stores, specialty stores, discount stores, warehouse stores, other off-price retailers, and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources. We also compete to some degree with retailers that sell apparel and home fashions through catalogs or online. The retail apparel and home-related businesses may become even more competitive in the future.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2013, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”
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
The continued success of our business depends in part upon our ability to increase sales at our existing store locations, to open new stores, and to operate stores on a profitable basis. Our existing strategies and store and distribution center expansion programs may not result in a continuation of our anticipated revenue or profit growth. In executing our off-price retail strategies and working to improve efficiencies, expand our store network, and reduce our costs, we face a number of operational risks, including our ability to:

•	Attract, train, and retain associates with the retail talent necessary to execute our strategies.

•	Effectively operate and continually upgrade our various supply chain, store, core merchandising, and other information systems.

•	Improve our merchandising and transaction processing capabilities, and the reliability and security of our data communication systems, through implementation of new processes and systems enhancements.

•
Protect against security breaches, including cyber-attacks on our transaction processing and computer information systems, that could result in the theft, transfer or unauthorized disclosure of customer, credit card, employee or other private and valuable information that we collect and process in the ordinary course of our business, and avoid resulting damage to our reputation, loss of customer confidence, exposure to litigation and regulatory action, unanticipated costs and disruption of our operations.

•	Improve new store sales and profitability, especially in newer regions and markets.

•	Add capacity to our existing distribution centers, find new distribution center sites, and build out planned additional distribution centers timely and cost effectively.

•	Achieve and maintain targeted levels of productivity and efficiency in our existing and future distribution centers.

•	Lease or acquire acceptable new store sites with favorable demographics and long-term financial returns.

•	Identify and successfully enter new geographic markets.

•	Achieve planned gross margins by effectively managing inventories, markdowns, and inventory shortage.

•	Effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
At February 1, 2014, we operated a total of 1,276 stores, of which 1,146 were Ross locations in 33 states, the District of Columbia and Guam, and 130 were dd’s DISCOUNTS stores in 10 states. All stores are leased, with the exception of three locations which we own.
During fiscal 2013, we opened 65 new Ross stores and closed 10 existing stores. The average approximate Ross store size is 29,100 square feet.
During fiscal 2013, we opened 23 new dd’s DISCOUNTS stores and closed one existing store. The average approximate dd’s DISCOUNTS store size is 23,600 square feet.
During fiscal 2013, no one store accounted for more than 1% of our sales.
We carry earthquake insurance to help mitigate the risk of financial loss due to an earthquake.
Our real estate strategy in 2014 is to open stores in states where we currently operate to increase our market penetration and to reduce overhead and advertising expenses as a percentage of sales in each market. We also expect to continue our store expansion in newer markets in 2014. Important considerations in evaluating a new store location in both newer and more established markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state/territory as of February 1, 2014 and February 2, 2013.

State/Territory	February 1, 2014	February 2, 2013
Alabama	20	20
Arizona	67	64
Arkansas	4	4
California	315	304
Colorado	27	29
Delaware	1	1
District of Columbia	1	1
Florida	156	145
Georgia	51	48
Guam	1	1
Hawaii	15	13
Idaho	10	10
Illinois	37	23
Indiana	2	1
Kansas	4	2
Kentucky	3	2
Louisiana	13	12
Maryland	22	20
Mississippi	6	5
Missouri	14	8
Montana	6	6
Nevada	29	28
New Jersey	11	11
New Mexico	9	8
North Carolina	36	34
Oklahoma	19	19
Oregon	28	26
Pennsylvania	39	40
South Carolina	22	20
Tennessee	29	26
Texas	189	180
Utah	15	15
Virginia	34	33
Washington	39	38
Wyoming	2	2
Total	1,276	1,199

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At February 1, 2014, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is five years or 21 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.
See additional discussion under “Stores” in Item 1.

The following table summarizes the location and approximate sizes of our distribution centers, warehouses, and office locations as of February 1, 2014. Square footage information for the distribution centers and warehouses represents total ground floor area of the facility. Square footage information for office space represents total space occupied. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own / Lease
Distribution centers
Carlisle, Pennsylvania	425,000	Own
Fort Mill, South Carolina	1,300,000	Own
Moreno Valley, California	1,300,000	Own
Perris, California	1,300,000	Own
Rock Hill, South Carolina¹	1,200,000	Own

Warehouses
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	255,000	Lease
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina²	428,000	Own
Perris, California²	699,000	Own
Riverside, California	449,000	Own

Office space
Dublin, California	414,000	Own
Los Angeles, California	52,000	Lease
New York City, New York³	411,000	Lease
Pleasanton, California[4]	192,000	Lease

Truck trailer parking lots
Perris, California	10 acres	Lease
Moreno Valley, California	20 acres	Lease
¹We are currently in the process of completing the infrastructure build-out of this distribution center site with an estimated occupancy of 2014.
²We are currently in the process of completing construction of these warehouses with an estimated occupancy of 2014.
³We plan to purchase our New York buying office in 2014.
4Our former corporate headquarters is leased under several facility leases the majority of which expire in June 2014. The lease term for the remaining space of approximately 11,000 square feet expires in March 2015. We do not plan to renew any of these leases. In January 2014, we moved to our current corporate headquarters in Dublin, California.

See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS

Like many California retailers, we have been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of February 1, 2014.

We are also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against us include commercial, product and product safety, customer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that we violated local, state or federal laws. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.
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

Name	Age	Position
Michael Balmuth	63	Vice Chairman and Chief Executive Officer
Douglas Baker	55	President and Chief Merchandising Officer, dd’s DISCOUNTS
James S. Fassio	59	President and Chief Development Officer
Michael O’Sullivan	50	President and Chief Operating Officer
Barbara Rentler	56	President and Chief Merchandising Officer, Ross Dress for Less
Lisa Panattoni	51	Group Executive Vice President, Merchandising
John G. Call	55	Executive Vice President, Finance and Legal, and Corporate Secretary
Michael J. Hartshorn	46	Senior Vice President, Chief Financial Officer and Principal Accounting Officer

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
Mr. Baker has served as President and Chief Merchandising Officer, dd’s DISCOUNTS, since March 2011. He was Executive Vice President, Merchandising dd’s DISCOUNTS from June 2009 to March 2011 and Senior Vice President and General Merchandise Manager of dd's DISCOUNTS from December 2006 to June 2009. Mr. Baker joined Ross in November 1995 as Vice President and Divisional Merchandise Manager. Prior to joining Ross, he worked for Value City Department Stores from 1984 to 1995. His previous retail experience also includes Marshalls and Hills Department Stores.
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
Mr. Call has served as Executive Vice President, Finance and Legal, and Corporate Secretary since March 2014. From February 2012 to February 2014, Mr. Call was Group Senior Vice President and Chief Financial Officer, with oversight for Legal and the Corporate Secretary function added in November 2012. From June 1997 to January 2012, he was Senior Vice President and Chief Financial Officer and also served as Corporate Secretary from June 1997 to February 2009. Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman’s from 1993 until 1997. For five years prior to joining Friedman’s, Mr. Call held various positions with Ernst & Young LLP.

Mr. Hartshorn has served as Senior Vice President, Chief Financial Officer since February 2014. He was Senior Vice President and Deputy Chief Financial Officer from January 2012 to February 2014. Prior to this, he was Group Vice President, Finance and Treasurer from March 2011 to January 2012 and Vice President, Finance and Treasurer from April 2006 to March 2011. From 2002 to 2006, he held a number of management roles in our information technology and supply chain organizations. He initially joined the Company in 2000 as Director and Assistant Controller. For seven years prior to joining Ross, Mr. Hartshorn held various financial roles at the May Department Stores Company.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 822 stockholders of record as of March 12, 2014 and the closing stock price on that date was $72.38 per share.
Cash dividends. In February 2014, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on March 31, 2014. Our Board of Directors declared cash dividends of $0.17 per common share in January, May, August, and November 2013, cash dividends of $0.14 per common share in January, May, August, and November 2012, and cash dividends of $0.11 per common share in January, May, August, and November 2011.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2013 is as follows:

Period	Total number of shares (or units) purchased¹	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(11/03/2013 - 11/30/2013)	331,931	$77.98	329,948	$652,900
December
(12/01/2013 - 01/04/2014)	799,775	$73.11	791,782	$595,000
January
(01/05/2014 - 02/01/2014)	633,334	$71.11	633,215	$550,000
Total	1,765,040	$73.31	1,754,945	$550,000	²

[1]
We acquired 10,095 shares of treasury stock during the quarter ended February 1, 2014. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

[2]	In January 2013, our Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and S&P Retailing Group

		Indexed Returns for Years Ended
	Base Period
Company / Index	2009	2010	2011	2012	2013	2014
Ross Stores, Inc.	100	158	228	360	422	487
S&P 500 Index	100	133	163	170	198	241
S&P Retailing Group	100	158	205	238	307	388

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

($000, except per share data)	2013		2012¹	2011	2010	2009

Operations
Sales	$10,230,353		$9,721,065	$8,608,291	$7,866,100	$7,184,213
Cost of goods sold	7,360,924		7,011,428	6,240,760	5,729,735	5,327,278
Percent of sales	72.0%		72.1%	72.5%	72.8%	74.2%
Selling, general and administrative	1,526,366		1,437,886	1,304,065	1,229,775	1,130,813
Percent of sales	14.9%		14.8%	15.2%	15.6%	15.7%
Interest (income) expense, net	(247)		6,907	10,322	9,569	7,593
Earnings before taxes	1,343,310		1,264,844	1,053,144	897,021	718,529
Percent of sales	13.1%		13.0%	12.2%	11.4%	10.0%
Provision for taxes on earnings	506,006		478,081	395,974	342,224	275,772
Net earnings	837,304		786,763	657,170	554,797	442,757
Percent of sales	8.2%		8.1%	7.6%	7.1%	6.2%
Basic earnings per share²	$3.93		$3.59	$2.91	$2.35	$1.80
Diluted earnings per share²	$3.88		$3.53	$2.86	$2.31	$1.77

Cash dividends declared
per common share²	$0.510	³	$0.590	$0.470	$0.350	$0.245

¹ Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.
² All per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.
³ Dividend declaration of $0.20 per share for the fourth quarter which historically had been declared in January was declared in February 2014.

Selected Financial Data

($000, except per share data)	2013	2012¹	2011	2010	2009

Financial Position
Cash and cash equivalents	$423,168	$646,761	$649,835	$833,924	$768,343
Merchandise inventory	1,257,155	1,209,237	1,130,070	1,086,917	872,498
Property and equipment, net	1,875,299	1,493,284	1,241,722	983,776	942,999
Total assets	3,896,797	3,670,561	3,301,209	3,116,204	2,768,633
Return on average assets	22%	23%	20%	19%	17%
Working capital	474,102	608,845	578,319	690,919	554,933
Current ratio	1.3:1	1.4:1	1.4:1	1.5:1	1.5:1
Long-term debt	150,000	150,000	150,000	150,000	150,000
Long-term debt as a percent
of total capitalization	7%	8%	9%	10%	11%
Stockholders' equity	2,007,302	1,766,863	1,493,012	1,332,692	1,157,293
Return on average
stockholders' equity	44%	48%	47%	45%	41%
Book value per common share
outstanding at year-end²	$9.41	$8.00	$6.58	$5.64	$4.71

Operating Statistics
Number of stores opened	88	82	80	56	56
Number of stores closed	11	8	10	6	7
Number of stores at year-end	1,276	1,199	1,125	1,055	1,005
Comparable store sales increase³
(52-week basis)	3%	6%	5%	5%	6%
Sales per average square foot of
selling space (52-week basis)	$362	$355	$338	$324	$311
Square feet of selling space
at year-end (000)	28,900	27,800	26,100	24,800	23,700
Number of employees at year-end	66,300	57,500	53,900	49,500	45,600
Number of common stockholders
of record at year-end	823	831	817	804	767

¹ Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.
² All per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.
³ Comparable stores are stores open for more than 14 complete months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,146 locations in 33 states, the District of Columbia and Guam as of February 1, 2014. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. We also operate 130 dd’s DISCOUNTS stores in 10 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices as of February 1, 2014.

Our primary objective is to pursue and refine our existing off-price strategies to maintain or improve both profitability and financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry and believe our share gains over the past few years were driven mainly by continued focus on value by consumers. Our sales and earnings gains in 2013 continued to benefit from efficient execution of our off-price model throughout all areas of our business. Our merchandise and operational strategies are designed to take advantage of the expanding market share of the off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling everyday discounts.

Looking ahead to 2014, we are planning additional incremental reductions in average store inventory levels while continuing to maintain strict controls on operating expenses as part of our strategy to maximize our profitability.

We refer to our fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 as fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Fiscal 2012 was 53 weeks. Fiscal 2013 and 2011 were 52 weeks.

Results of Operations

The following table summarizes the financial results for fiscal 2013, 2012, and 2011:

	2013	2012	¹	2011
Sales
Sales (millions)	$10,230	$9,721		$8,608
Sales growth	5.2%	12.9%		9.4%
Comparable store sales growth (52-week basis)	3%	6%		5%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.0%	72.1%		72.5%
Selling, general and administrative	14.9%	14.8%		15.2%
Interest (income) expense, net	—	0.1%		0.1%

Earnings before taxes (as a percent of sales)	13.1%	13.0%		12.2%

Net earnings (as a percent of sales)	8.2%	8.1%		7.6%
¹Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.

Stores. Total stores open at the end of fiscal 2013, 2012, and 2011 were 1,276, 1,199, and 1,125, respectively. The number of stores at the end of fiscal 2013, 2012, and 2011 increased by 6%, 7%, and 7% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

Store Count	2013	2012	2011
Beginning of the period	1,199	1,125	1,055
Opened in the period	88	82	80
Closed in the period	(11)	(8)	(10)
End of the period	1,276	1,199	1,125

Selling square footage at the end of the period (000)	28,900	27,800	26,100

Sales. Sales for fiscal 2013 increased $0.5 billion, or 5.2%, compared to the prior year due to the opening of 77 net new stores during 2013 and a 3% increase in comparable store sales (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2012 increased $1.1 billion, or 12.9%, compared to the prior year due to the opening of 74 net new stores during 2012, a 6% increase in sales from comparable stores, and approximately $149 million in sales from the 53rd week.
Our sales mix is shown below for fiscal 2013, 2012, and 2011:

	2013	2012	2011
Ladies	29%	29%	29%
Home Accents and Bed and Bath	24%	24%	25%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%
Shoes	13%	13%	12%
Men's	13%	13%	13%
Children's	8%	8%	8%
Total	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2013, 2012, and 2011, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2013 increased $349.5 million compared to the prior year mainly due to increased sales from the opening of 77 net new stores during the year and a 3% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2013 decreased approximately 15 basis points from the prior year. This improvement was due primarily to a 45 basis point increase in merchandise gross margin, which was partially offset by increases in occupancy of about 20 basis points and increases in distribution and buying expenses of about 5 basis points each.
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
We cannot be sure that the gross profit margins realized in fiscal 2013, 2012, and 2011 will continue in future years.
Selling, general and administrative expenses. For fiscal 2013, selling, general and administrative expenses (“SG&A”) increased $88.5 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 77 net new stores during the year. SG&A as a percentage of sales for fiscal 2013 increased by approximately 15 basis points compared to the prior year primarily due to higher costs related to the relocation of our data center.
For fiscal 2012, SG&A increased $133.8 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 74 net new stores during the year. SG&A as a percentage of sales for fiscal 2012 decreased by approximately 35 basis points compared to the prior year primarily due to leverage on store operating expenses.
The largest component of SG&A is payroll. The total number of employees, including both full and part-time, as of fiscal year end 2013, 2012, and 2011 was approximately 66,300, 57,500, and 53,900, respectively.
Interest (income) expense, net. In fiscal 2013, interest expense decreased by $7.2 million primarily due to higher capitalization of interest related to construction of our new distribution centers. Interest income decreased by $0.1 million primarily due to lower investment yields as compared to the prior year. As a percentage of sales, net interest expense in fiscal 2013 decreased by approximately five basis points compared to the same period in the prior year. The table below shows interest expense and income for fiscal 2013, 2012, and 2011:

($ millions)	2013	2012	2011
Interest expense	$0.3	$7.5	$11.0
Interest income	(0.5)	(0.6)	(0.7)
Total interest (income) expense, net	$(0.2)	$6.9	$10.3

Taxes on earnings. Our effective tax rate for fiscal 2013, 2012 and 2011 was approximately 38% in each year, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in laws, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2014 will be about 38%.

Net earnings. Net earnings as a percentage of sales for fiscal 2013 were higher than fiscal 2012 primarily due to lower cost of goods sold partially offset by higher SG&A. Net earnings as a percentage of sales for fiscal 2012 were higher compared to fiscal 2011 primarily due to both lower cost of goods sold and lower SG&A expenses.

Earnings per share. Diluted earnings per share in fiscal 2013 was $3.88 compared to $3.53 in the prior year period. The 10% increase in diluted earnings per share is attributable to an approximate 6% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2012 was $3.53 compared to $2.86 in fiscal 2011. The 23% increase in diluted earnings per share is attributable to a 20% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

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

($ millions)	2013	2012	2011
Cash provided by operating activities	$1,022.0	$979.6	$820.1
Cash used in investing activities	(563.8)	(425.7)	(471.8)
Cash used in financing activities	(681.8)	(557.0)	(532.4)
Net decrease in cash and cash equivalents	$(223.6)	$(3.1)	$(184.1)

Operating Activities

Net cash provided by operating activities was $1,022.0 million, $979.6 million, and $820.1 million in fiscal 2013, 2012, and 2011 respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Net cash from operations increased in 2013 compared to 2012 and in 2012 compared to 2011 primarily due to higher net earnings.

The change in total merchandise inventory, net of the change in accounts payable, resulted in a use of cash of approximately $52 million, $39 million, and $55 million for fiscal 2013, 2012, and 2011, respectively. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 62%, 67%, and 67% as of February 1, 2014, February 2, 2013, and January 28, 2012, respectively. Changes in accounts payable leverage are primarily driven by timing of packaway receipts and payments. Accounts payable leverage at the end of fiscal 2013 was also impacted due to the timing shift of the dividend declaration from January 2014 to February 2014.

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

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2013, packaway inventory was 49% of total inventory compared to 47% and 49% at the end of fiscal 2012 and 2011, respectively.

Investing Activities

Net cash used in investing activities was $563.8 million, $425.7 million, and $471.8 million in fiscal 2013, 2012, and 2011, respectively. The increase in cash used for investing activities in fiscal 2013 compared to fiscal 2012 was primarily due to an increase in our capital expenditures. The decrease in cash used for investing activities for fiscal 2012 compared to fiscal 2011 was primarily due to a transfer of funds in fiscal 2011 into restricted accounts to serve as collateral for our insurance obligations.

In fiscal 2013, 2012, and 2011, our capital expenditures were $550.5 million, $424.4 million, and $416.3 million, respectively. Our capital expenditures include costs to build or expand distribution centers, develop our new data center, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. We opened 88, 82, and 80 new stores in fiscal 2013, 2012, and 2011, respectively. In 2013 we purchased the land and building of our previously leased 1.3 million square foot Perris, California distribution center for $70 million; we also spent approximately $60 million building out our new corporate headquarters. Our buying offices, our former corporate headquarters, two truck and trailer parking facilities, three warehouse facilities, and all but three of our store locations are leased and, except for certain leasehold improvements and equipment, do not represent capital investments.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2013	2012	2011
Distribution	$248.4	$157.9	$86.1
New stores	121.3	118.7	114.2
Existing stores	59.1	86.9	126.8
Information systems, corporate, and other	121.7	60.9	89.2
Total capital expenditures	$550.5	$424.4	$416.3
In October 2013, we entered into a Sale-Purchase Agreement under which we have the right to purchase the office building where our New York buying office is located for $222 million. The building is subject to a 99 year ground lease through June 2111. The Sale-Purchase Agreement contemplates completion of the sale and purchase of the building on or before September 20, 2014, subject to satisfaction of various closing conditions. Under the Sale-Purchase Agreement, we provided a deposit of 10% of the purchase price. In the event we are unable or choose not to complete the purchase of the building, we would forfeit the deposit but have no further liability to the seller or obligation to complete the purchase. In September 2013, we deposited $11.1 million and provided an $11.1 million standby letter of credit to meet the 10% deposit obligation. In January 2014, we deposited an additional $2.2 million in escrow for the building bringing our total deposit to $13.3 million. We plan to finance the purchase of the building in 2014.

We are forecasting approximately $800 million in capital expenditures for fiscal year 2014, up from $550.5 million in fiscal 2013. In addition to funding costs for fixtures and leasehold improvements to open both new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices, this higher capital spending is primarily driven by the expected purchase of our New York buying office and continued construction of our two new distribution centers. We expect to primarily fund capital expenditures with available cash and cash flows from operations and with proceeds from our planned financing of the purchase of our New York buying office.

We purchased $12.0 million and $5.4 million of investments in fiscal 2013 and fiscal 2012, respectively. We purchased no investments in fiscal 2011. We had proceeds from investments of $1.6 million, $6.2 million, and $4.6 million in fiscal 2013, 2012, and 2011, respectively.

Financing Activities

Net cash used in financing activities was $681.8 million, $557.0 million, and $532.4 million in fiscal 2013, 2012, and 2011, respectively. During fiscal 2013, 2012, and 2011, our liquidity and capital requirements were provided by available cash and cash flows from operations.

In January 2013, our Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014. We repurchased 8.2 million, 7.5 million, and 11.3 million shares of common stock for aggregate purchase prices of approximately $550 million, $450 million, and $450 million in fiscal 2013, 2012, and 2011, respectively. We also acquired 496,000, 505,000, and 442,000 shares of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $29.9 million, $29.4 million, and $15.9 million during fiscal 2013, 2012, and 2011, respectively.
In February 2014, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on March 31, 2014. Our Board of Directors declared cash dividends of $0.17 per common share in January, May, August, and November 2013, cash dividends of $0.14 per common share in January, May, August, and November 2012, and cash dividends of $0.11 per common share in January, May, August, and November 2011.
During fiscal 2013, 2012, and 2011, we paid dividends of $147.9 million, $125.7 million, and $102.0 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank, and other credit lines to meet our capital and liquidity requirements, including lease payment obligations in 2014.

Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently

100 basis points) and is payable quarterly and upon maturity. As of February 1, 2014, we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of February 1, 2014:

	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total¹
($000)
Senior notes	$—	$—	$85,000	$65,000	$150,000
Interest payment obligations	9,668	19,335	18,657	12,203	59,863
Operating leases (rent obligations)	417,443	801,735	569,380	498,371	2,286,929
Purchase obligations	1,792,423	19,260	—	—	1,811,683
Total contractual obligations	$2,219,534	$840,330	$673,037	$575,574	$4,308,475

1We have a $104.9 million liability for unrecognized tax benefits that is included in other long-term liabilities on our consolidated balance sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of February 1, 2014, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We currently lease our buying offices, our former corporate headquarters, three warehouse facilities, all but three of our store locations, and two truck and trailer parking facilities. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

We lease three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2016 and 2017. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2016. The leases for all three warehouses contain renewal provisions.

We lease a 10-acre parcel for trailer parking adjacent to our Perris, California distribution center that expires in 2017 and a 20-acre facility located in Moreno Valley, California primarily for ancillary truck and trailer parking that expires in 2015. Both of these leases contain renewal provisions.

We lease approximately 192,000 square feet of office space for our former corporate headquarters in Pleasanton, California, under several facility leases. The term for the majority of these leases expires in June 2014. The lease term for the remaining space of approximately 11,000 square feet expires in March 2015. We do not plan to renew any of these leases.

We currently lease approximately 411,000 and 52,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2022 and 2017, respectively, and contain renewal provisions. We plan to purchase our New York buying office in 2014.

Purchase obligations. As of February 1, 2014 we had purchase obligations of approximately $1,812 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service and maintenance contracts.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at February 1, 2014:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$—	$600,000	$—	$600,000
Total commercial commitments	$—	$—	$600,000	$—	$600,000

For additional information relating to this credit facility, refer to Note D of Notes to Consolidated Financial Statements.

Revolving credit facility. Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of February 1, 2014 we had no borrowings outstanding or standby letters of credit issued under this facility.

Our revolving credit facility and senior notes have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of February 1, 2014 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of February 1, 2014 and February 2, 2013, we had $24.3 million and $33.8 million, respectively, in standby letters of credit outstanding and $47.2 million and $34.9 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

As of February 1, 2014, we also had an $11.1 million standby letter of credit in connection with our New York buying office Sale-Purchase Agreement.

Trade letters of credit. We had $31.6 million and $38.0 million in trade letters of credit outstanding at February 1, 2014 and February 2, 2013, respectively.

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
Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. We purchase manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 49%, 47%, and 49% of total inventories as of February 1, 2014, February 2, 2013, and January 28, 2012, respectively. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.
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
Long-lived assets. We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. An impairment loss would be recognized if analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2013, 2012, or 2011.
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

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2013, and information we provide in our Annual Report to Stockholders, press releases, telephonic reports, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

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
We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of February 1, 2014.
Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of February 1, 2014, we had no borrowings outstanding under our revolving credit facility.
In addition, we have two outstanding series of unsecured notes held by institutional investors: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of February 1, 2014 was $150 million.
Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.
A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended February 1, 2014. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Year Ended	Year Ended	Year Ended
($000, except per share data)	February 1, 2014	February 2, 2013	January 28, 2012
Sales	$10,230,353	$9,721,065	$8,608,291

Costs and Expenses
Costs of goods sold	7,360,924	7,011,428	6,240,760
Selling, general and administrative	1,526,366	1,437,886	1,304,065
Interest (income) expense, net	(247)	6,907	10,322
Total costs and expenses	8,887,043	8,456,221	7,555,147

Earnings before taxes	1,343,310	1,264,844	1,053,144
Provision for taxes on earnings	506,006	478,081	395,974
Net earnings	$837,304	$786,763	$657,170

Earnings per share
Basic	$3.93	$3.59	$2.91
Diluted	$3.88	$3.53	$2.86

Weighted average shares outstanding (000)
Basic	212,881	219,130	225,915
Diluted	215,805	222,784	229,982

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
($000)	February 1, 2014	February 2, 2013	January 28, 2012
Net earnings	$837,304	$786,763	$657,170

Other comprehensive income:
Change in unrealized (loss) gain on investments, net of tax	(196)	(50)	147
Comprehensive income	$837,108	$786,713	$657,317
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	February 1, 2014	February 2, 2013
Assets
Current Assets
Cash and cash equivalents	$423,168	$646,761
Short-term investments	12,006	1,087
Accounts receivable	62,612	59,617
Merchandise inventory	1,257,155	1,209,237
Prepaid expenses and other	101,991	94,318
Deferred income taxes	10,227	20,407
Total current assets	1,867,159	2,031,427

Property and Equipment
Land and buildings	478,973	372,659
Fixtures and equipment	1,678,397	1,551,590
Leasehold improvements	813,972	732,671
Construction-in-progress	510,221	258,691
	3,481,563	2,915,611
Less accumulated depreciation and amortization	1,606,264	1,422,327
Property and equipment, net	1,875,299	1,493,284

Long-term investments	3,710	4,374
Other long-term assets	150,629	141,476
Total assets	$3,896,797	$3,670,561

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$779,455	$807,534
Accrued expenses and other	359,929	320,415
Accrued payroll and benefits	235,324	241,129
Income taxes payable	18,349	53,504
Total current liabilities	1,393,057	1,422,582

Long-term debt	150,000	150,000
Other long-term liabilities	287,567	246,815
Deferred income taxes	58,871	84,301

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share	2,134	2,207
Authorized 600,000,000 shares
Issued and outstanding 213,420,000 and
220,721,000 shares, respectively
Additional paid-in capital	935,591	866,519
Treasury stock	(121,559)	(91,708)
Accumulated other comprehensive income	389	585
Retained earnings	1,190,747	989,260
Total stockholders’ equity	2,007,302	1,766,863
Total liabilities and stockholders’ equity	$3,896,797	$3,670,561
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at January 29, 2011	236,126	$2,362	$739,545	$(46,408)	$488	$636,705	$1,332,692
Net earnings	—	—	—	—	—	657,170	657,170
Unrealized investment gain, net	—	—	—	—	147	—	147
Common stock issued under stock
plans, net of shares
used for tax withholding	2,002	20	17,270	(15,854)	—	—	1,436
Tax benefit from equity issuance	—	—	19,040	—	—	—	19,040
Stock-based compensation	—	—	40,404	—	—	—	40,404
Common stock repurchased	(11,264)	(113)	(27,364)	—	—	(422,523)	(450,000)
Dividends declared ($0.47 per share)	—	—	—	—	—	(107,877)	(107,877)
Balance at January 28, 2012	226,864	$2,269	$788,895	$(62,262)	$635	$763,475	$1,493,012
Net earnings	—	—	—	—	—	786,763	786,763
Unrealized investment loss, net	—	—	—	—	(50)	—	(50)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,315	13	19,030	(29,446)	—	—	(10,403)
Tax benefit from equity issuance	—	—	29,989	—	—	—	29,989
Stock-based compensation	—	—	48,952	—	—	—	48,952
Common stock repurchased	(7,458)	(75)	(20,347)	—	—	(429,578)	(450,000)
Dividends declared ($0.59 per share)	—	—	—	—	—	(131,400)	(131,400)
Balance at February 2, 2013	220,721	$2,207	$866,519	$(91,708)	$585	$989,260	$1,766,863
Net earnings	—	—	—	—	—	837,304	837,304
Unrealized investment loss, net	—	—	—	—	(196)	—	(196)
Common stock issued under stock
plans, net of shares
used for tax withholding	878	9	19,065	(29,851)	—	—	(10,777)
Tax benefit from equity issuance	—	—	27,661	—	—	—	27,661
Stock-based compensation	—	—	46,847	—	—	—	46,847
Common stock repurchased	(8,179)	(82)	(24,501)	—	—	(525,417)	(550,000)
Dividends declared ($0.51 per share)	—	—	—	—	—	(110,400)	(110,400)
Balance at February 1, 2014	213,420	$2,134	$935,591	$(121,559)	$389	$1,190,747	$2,007,302
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
($000)	February 1, 2014	February 2, 2013	January 28, 2012
Cash Flows From Operating Activities
Net earnings	$837,304	$786,763	$657,170
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	206,111	185,491	159,892
Stock-based compensation	46,847	48,952	40,404
Deferred income taxes	(15,250)	(39,028)	21,722
Tax benefit from equity issuance	27,661	29,989	19,040
Excess tax benefit from stock-based compensation	(26,906)	(29,103)	(18,180)
Change in assets and liabilities:
Merchandise inventory	(47,918)	(79,167)	(43,153)
Other current assets	(9,875)	(14,474)	(10,329)
Accounts payable	(4,104)	40,109	(11,614)
Other current liabilities	(18,562)	18,146	(2,109)
Other long-term, net	26,695	31,966	7,262
Net cash provided by operating activities	1,022,003	979,644	820,105

Cash Flows From Investing Activities
Additions to property and equipment	(550,515)	(424,434)	(416,271)
Increase in restricted cash and investments	(2,895)	(2,107)	(60,086)
Purchases of investments	(12,012)	(5,430)	—
Proceeds from investments	1,614	6,247	4,589
Net cash used in investing activities	(563,808)	(425,724)	(471,768)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	26,906	29,103	18,180
Issuance of common stock related to stock plans	19,074	19,043	17,290
Treasury stock purchased	(29,851)	(29,446)	(15,854)
Repurchase of common stock	(550,000)	(450,000)	(450,000)
Dividends paid	(147,917)	(125,694)	(102,042)
Net cash used in financing activities	(681,788)	(556,994)	(532,426)

Net decrease in cash and cash equivalents	(223,593)	(3,074)	(184,089)

Cash and cash equivalents:
Beginning of year	646,761	649,835	833,924
End of year	$423,168	$646,761	$649,835

Supplemental Cash Flow Disclosures
Interest paid	$9,668	$9,668	$9,668
Income taxes paid	$506,182	$435,808	$370,074

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2013, the Company operated 1,146 Ross Dress for Less® (“Ross”) locations in 33 states, the District of Columbia and Guam, and 130 dd’s DISCOUNTS® stores in 10 states. The Ross and dd's DISCOUNTS stores are supported by four distribution centers. The Company’s headquarters, one buying office, two operating distribution centers, one warehouse, and 25% of its stores are located in California.
Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.
Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 are referred to as fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Fiscal 2012 was 53 weeks. Fiscal 2013 and 2011 were each 52 weeks.
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
Purchase obligations. As of February 1, 2014, the Company had purchase obligations of approximately $1,812 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to store fixtures and supplies, and information technology service and maintenance contracts.
Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less.
Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in prepaid expenses and other and other long-term assets in the Consolidated Balance Sheet as of February 1, 2014 and February 2, 2013:

Restricted Assets ($000)	2013	2012
Prepaid expenses and other	$20,734	$19,941
Other long-term assets	50,763	48,821
Total	$71,497	$68,762

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

Cash and cash equivalents were $423.2 million and $646.8 million, at February 1, 2014 and February 2, 2013, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.
Investments. The Company’s investments are comprised of various debt securities. At February 1, 2014 and February 2, 2013, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their original maturities and the Company’s intent. Investments with an original maturity of less than one year are classified as short-term. See Note B for additional information.
Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. The Company purchases manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in the Company's warehouses until a later date. The timing of the release of packaway inventory to the stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 49% and 47%, of total inventories as of February 1, 2014 and February 2, 2013. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory. The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts.
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
Prepaid expenses and other. Prepaid expenses and other as of February 1, 2014 and February 2, 2013 consisted of the following:

($000)	2013	2012
Restricted cash and investments	$20,734	$19,941
Prepaid expenses	81,257	74,377
Total	$101,991	$94,318
Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to 12 years for equipment and 20 to 40 years for land improvements and buildings. Depreciation and amortization expense on property and equipment was $206.1 million, $185.5 million, and $159.9 million for fiscal 2013, 2012, and 2011, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs, net of depreciation, of $209.4 million and $166.2 million at February 1, 2014 and February 2, 2013, respectively, are included in fixtures and equipment and are amortized over their estimated useful life, generally ranging from three to seven years. The Company capitalizes interest during the construction period. Interest capitalized was $10.8 million, $3.9 million, and $0.5 million in fiscal 2013, fiscal 2012, and fiscal 2011, respectively. As of February 1, 2014, February 2, 2013, and January 28, 2012 the Company had $61.3 million, $23.7 million, and $11.1 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and in Accounts payable and Accrued expenses and other in the accompanying consolidated balance sheets.
In July 2013, the Company purchased the land and building of its previously leased, 1.3 million square foot Perris, California distribution center for $70 million.
In October 2013, the Company entered into a Sale-Purchase Agreement under which it has the right to purchase the office building where its New York buying office is located for $222 million. The building is subject to a 99 year ground lease through June 2111. The Sale-Purchase Agreement contemplates completion of the sale and purchase of the building on or before September 20, 2014, subject to satisfaction of various closing conditions. Under the Sale-Purchase

Agreement, the Company provided a deposit of 10% of the purchase price. In the event the Company is unable or chooses not to complete the purchase of the building, the Company would forfeit the deposit but have no further liability to the seller or obligation to complete the purchase. In September 2013, the Company deposited $11.1 million and provided an $11.1 million standby letter of credit to meet the 10% deposit obligation. In January 2014, the Company deposited an additional $2.2 million in escrow for the building bringing the total deposit to $13.3 million. The Company plans to finance the purchase of the building in 2014.
Other long-term assets. Other long-term assets as of February 1, 2014 and February 2, 2013 consisted of the following:

($000)	2013	2012
Deferred compensation (Note B)	$88,269	$76,911
Restricted cash and investments	50,763	48,821
Goodwill	2,889	2,889
Deposits	3,285	3,185
Other	5,423	9,670
Total	$150,629	$141,476
Other assets are principally comprised of prepaid rent and other long-term prepayments.
Property and other long-term assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2013, 2012, and 2011, no impairment charges were recorded.
Store closures. The Company continually reviews the operating performance of individual stores. For stores that are closed, the Company records a liability for future minimum lease payments net of estimated sublease recoveries and related ancillary costs at the time the liability is incurred. In 2013, the Company closed 11 Ross stores. In 2012, the Company closed eight Ross stores. The lease loss liability was $6.3 million and $3.4 million, as of February 1, 2014 and February 2, 2013, respectively. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.
Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $75.7 million and $82.6 million at February 1, 2014 and February 2, 2013, respectively. The Company includes the change in book cash overdrafts in operating cash flows.
Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of February 1, 2014 and February 2, 2013 consisted of the following:

($000)	2013	2012
Workers’ compensation	$82,223	$80,079
General liability	34,524	30,670
Medical plans	3,537	3,451
Total	$120,284	$114,200
Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits, and accruals for general liability are included in Accrued expenses and other in the accompanying consolidated balance sheets.

Other long-term liabilities. Other long-term liabilities as of February 1, 2014 and February 2, 2013 consisted of the following:

($000)	2013	2012
Deferred compensation (Note G)	$88,269	$76,911
Deferred rent	64,671	62,250
Income taxes (Note F)	104,944	82,483
Tenant improvement allowances	19,744	23,944
Other	9,939	1,227
Total	$287,567	$246,815
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
Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. The Company recognizes income from stored value card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant in fiscal 2013, 2012, and 2011.
Sales tax collected is not recognized as revenue and is included in Accrued expenses and other.
Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in Accrued expenses and other in the consolidated balance sheets. The allowance for sales returns consists of the following:

($000)	Beginning Balance	Additions	Returns	Ending Balance
Year ended:
February 1, 2014	$7,165	$699,835	$(699,569)	$7,431
February 2, 2013	$6,426	$680,058	$(679,319)	$7,165
January 28, 2012	$5,869	$606,293	$(605,736)	$6,426
Store pre-opening. Store pre-opening costs are expensed in the period incurred.
Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2013, 2012, and 2011 were $70.2 million, $67.7 million, and $59.9 million, respectively.
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
In fiscal 2013, 2012, and 2011 there were 2,900, 53,900, and 5,900 weighted average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.
The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2013
Shares	212,881	2,924	215,805
Amount	$3.93	$(0.05)	$3.88
2012
Shares	219,130	3,654	222,784
Amount	$3.59	$(0.06)	$3.53
2011
Shares	225,915	4,067	229,982
Amount	$2.91	$(0.05)	$2.86

Sales mix. The Company’s sales mix is shown below for fiscal 2013, 2012, and 2011:

	2013	2012	2011
Ladies	29%	29%	29%
Home Accents and Bed and Bath	24%	24%	25%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%
Shoes	13%	13%	12%
Men's	13%	13%	13%
Children's	8%	8%	8%
Total	100%	100%	100%

Comprehensive income. Comprehensive income includes net earnings and components of other comprehensive income (loss), net of tax, consisting of unrealized investment gains or losses.

Note B: Investments and Restricted Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of February 1, 2014 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$3,298	$325	$(4)	$3,619	$—	$3,619
U.S. government and agency securities	12,005	1	—	12,006	12,006	—
Mortgage-backed securities	86	5	—	91	—	91
Total investments	15,389	331	(4)	15,716	12,006	3,710

Restricted Investments
Corporate securities	110	5	—	115	115	—
U.S. government and agency securities	3,728	266	—	3,994	145	3,849
Total restricted investments	3,838	271	—	4,109	260	3,849
Total	$19,227	$602	$(4)	$19,825	$12,266	$7,559

The amortized cost and fair value of the Company's available-for-sale securities as of February 2, 2013 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$4,715	$468	$(14)	$5,169	$1,013	$4,156
Mortgage-backed securities	276	16	—	292	74	218
Total investments	4,991	484	(14)	5,461	1,087	4,374

Restricted Investments
Corporate securities	1,360	34	—	1,394	1,275	119
U.S. government and agency securities	3,748	397	—	4,145	—	4,145
Total restricted investments	5,108	431	—	5,539	1,275	4,264
Total	$10,099	$915	$(14)	$11,000	$2,362	$8,638

The change in fair value of investment securities for fiscal years 2013, 2012, and 2011 was a decrease of $0.3 million and $0.1 million, and an increase of $0.2 million, respectively.

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

Investments and restricted investments measured at fair value at February 1, 2014 are summarized below:

	Fair Value Measurements at Reporting Date
	February 1, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
($000)		(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$3,619	$—	$3,619	$—
U.S. government and agency securities	12,006	12,006	—	—
Mortgage-backed securities	91	—	91	—
Total investments	15,716	12,006	3,710	—

Restricted Investments
Corporate securities	115	—	115	—
U.S. government and agency securities	3,994	3,994	—	—
Total restricted investments	4,109	3,994	115	—
Total	$19,825	$16,000	$3,825	$—

Investments and restricted investments measured at fair value at February 2, 2013 are summarized below:

	Fair Value Measurements at Reporting Date
	February 2, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
($000)		(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$5,169	$—	$5,169	$—
Mortgage-backed securities	292	—	292	—
Total investments	5,461	—	5,461	—
Restricted Investments
Corporate securities	1,394	—	1,394	—
U.S. government and agency securities	4,145	4,145	—	—
Total restricted investments	5,539	4,145	1,394	—
Total	$11,000	$4,145	$6,855	$—

The future maturities of investment and restricted investment securities at February 1, 2014 were:

	Investments		Restricted Investments
($000)	Cost basis	Estimated fair value	Cost basis	Estimated fair value
Maturing in one year or less	$12,005	$12,006	$254	$260
Maturing after one year through five years	3,384	3,710	3,186	3,425
Maturing after five years through ten years	—	—	398	424
Total	$15,389	$15,716	$3,838	$4,109

The underlying assets in the Company’s non-qualified deferred compensation program as of February 1, 2014 and February 2, 2013 (included in other long-term assets and in other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($ millions)	2013	2012
Level 1	$76.9	$65.9
Level 2	11.4	11.0
Total	$88.3	$76.9

Fair market value for Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

For fiscal 2013, 2012, and 2011, the Company recognized stock-based compensation expense as follows:

($000)	2013	2012	2011
Restricted stock	$30,921	$29,191	$22,994
Performance awards	13,812	17,872	15,944
ESPP	2,114	1,889	1,466
Total	$46,847	$48,952	$40,404
Capitalized stock-based compensation cost was not significant in any year.
No stock options were granted during fiscal 2013, 2012, and 2011. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date. At February 1, 2014, the Company had one stock-based compensation plan, which is further described in Note H.

Total stock-based compensation recognized in the Company's Consolidated Statements of Earnings for fiscal 2013, 2012, and 2011 is as follows:

Statements of Earnings Classification ($000)	2013	2012	2011
Cost of goods sold	$24,432	$22,915	$17,670
Selling, general and administrative	22,415	26,037	22,734
Total	$46,847	$48,952	$40,404

Note D: Debt

Senior notes. The Company has issued two series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of February 1, 2014 of approximately $182 million is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The senior notes are subject to prepayment penalties for early payment of principal.

Revolving credit facility. The Company's $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of February 1, 2014 the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of February 1, 2014, the Company was in compliance with these covenants.
Standby letters of credit and collateral trust. The Company uses standby letters of credit outside of its revolving credit facility in addition to a funded trust to collateralize its insurance obligations. As of February 1, 2014 and February 2, 2013, the Company had $24.3 million and $33.8 million, respectively, in standby letters of credit and $47.2 million and $34.9 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.
As of February 1, 2014, the Company also had an $11.1 million standby letter of credit in connection with the New York buying office Sale-Purchase Agreement.
Trade letters of credit. The Company had $31.6 million and $38.0 million in trade letters of credit outstanding at February 1, 2014 and February 2, 2013, respectively.

Note E: Leases
The Company leases all but three of its store locations with original, non-cancelable terms that in general range from three to ten years. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals and for payment of certain expenses. In addition, some store leases also have provisions for additional rent based on a percentage of sales.
The Company leases three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2016 and 2017. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2016. The leases for all three warehouses contain renewal provisions.
The Company leases a 10-acre parcel for trailer parking adjacent to its Perris, California distribution center, that expires in 2017 and a 20-acre facility located in Moreno Valley, California primarily for ancillary truck and trailer parking that expires in 2015. Both of these leases contain renewal provisions.
The Company leases approximately 192,000 square feet of office space for its former headquarters in Pleasanton, California, under several facility leases the majority of which expire in June 2014. The term for the remaining space of approximately 11,000 square feet expires in March 2015. The Company does not plan to renew any of these leases.
The Company leases approximately 411,000 and 52,000, square feet of office space for its New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2022 and 2017, respectively, and contain renewal provisions. The Company plans to purchase its New York buying office in 2014.
The aggregate future minimum annual lease payments under leases in effect at February 1, 2014 are as follows:

($000)	Total operating leases
2014	$417,443
2015	430,394
2016	371,341
2017	317,126
2018	252,254
Thereafter	498,371
Total minimum lease payments	$2,286,929

Total rent expense was $434.9 million, $406.6 million, and $380.0 million in fiscal 2013, 2012, and 2011, respectively.

Note F: Taxes on Earnings
The provision for income taxes consisted of the following:

($000)	2013	2012	2011
Current
Federal	$486,203	$485,882	$343,550
State	35,053	31,227	30,702
	521,256	517,109	374,252
Deferred
Federal	(11,055)	(37,178)	25,383
State	(4,195)	(1,850)	(3,661)
	(15,250)	(39,028)	21,722
Total	$506,006	$478,081	$395,974
In fiscal 2013, 2012, and 2011, the Company realized tax benefits of $27.7 million, $30.0 million and $19.0 million, respectively, related to employee equity programs that were credited to additional paid-in capital.
The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2013	2012	2011
Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit) and other, net	3%	3%	3%
Total	38%	38%	38%

The components of deferred income taxes at February 1, 2014 and February 2, 2013 are as follows:

($000)	2013	2012
Deferred Tax Assets
Accrued liabilities	$87,835	$72,266
Deferred compensation	31,034	28,040
Stock-based compensation	33,048	28,781
Deferred rent	17,888	16,984
California franchise taxes	16,479	13,376
Employee benefits	16,177	18,315
Other	4,992	3,686
	207,453	181,448
Deferred Tax Liabilities
Depreciation	(212,383)	(210,343)
Merchandise inventory	(28,558)	(18,802)
Supplies	(10,730)	(9,766)
Prepaid expenses	(4,426)	(6,431)
	(256,097)	(245,342)
Net Deferred Tax Liabilities	$(48,644)	$(63,894)

Classified as:
Current net deferred tax asset	$10,227	$20,407
Long-term net deferred tax liability	(58,871)	(84,301)
Net Deferred Tax Liabilities	$(48,644)	$(63,894)
The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2013, 2012, and 2011 are as follows:

($000)	2013	2012	2011
Unrecognized tax benefits - beginning of year	$65,667	$56,524	$43,990
Gross increases:
Tax positions in current period	15,591	11,009	9,245
Tax positions in prior period	2,418	4,167	12,193
Gross decreases:
Tax positions in prior periods	(519)	(1,476)	(4,491)
Lapse of statute limitations	(2,274)	(1,312)	(682)
Settlements	(560)	(3,245)	(3,731)
Unrecognized tax benefits - end of year	$80,323	$65,667	$56,524
At the end of fiscal 2013, 2012, and 2011, the reserves for unrecognized tax benefits were $104.9 million, $82.5 million, and $72.4 million inclusive of $24.6 million, $16.8 million, and $15.9 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $49.9 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.
During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $4.8 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2010 through 2013. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2009 through 2013. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans
The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $10.4 million, $9.4 million, and $8.7 million in fiscal 2013, 2012, and 2011, respectively.
The Company also has an Incentive Compensation Plan which provides cash awards to key management and employees based on Company and individual performance.
The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $88.3 million and $76.9 million at February 1, 2014 and February 2, 2013, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $88.3 million and $76.9 million at February 1, 2014 and February 2, 2013, respectively, included in Other long-term liabilities in the consolidated balance sheets.
In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $6.8 million and $6.6 million is included in Accrued expenses and other in the accompanying consolidated balance sheets as of February 1, 2014 and February 2, 2013, respectively.
Note H: Stockholders' Equity
Common stock. The Company repurchased 8.2 million, 7.5 million, and 11.3 million shares of common stock for aggregate purchase prices of approximately $550 million, $450 million, and $450 million in fiscal 2013, 2012, and 2011, respectively. In January 2013, the Company’s Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.
The following table summarizes the Company’s stock repurchase activity in fiscal 2013, 2012, and 2011:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)
2013	8.2	$67.24	$550
2012	7.5	$60.34	$450
2011	11.3	$39.95	$450
Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.
Dividends. In February 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on March 31, 2014. The Company’s Board of Directors declared cash dividends of $0.17 per common share in January, May, August, and November 2013, cash dividends of $0.14 per common share in January, May, August, and November 2012, and cash dividends of $0.11 per common share in January, May, August, and November 2011.
2008 Equity Incentive Plan. In 2008, the Company’s stockholders approved the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 16.5 million shares of the Company’s common stock, of which 12.0 million shares can be issued as full value awards. The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of February 1, 2014, there were 7.0 million shares that remained available for grant under the 2008 Plan.
A summary of the stock option activity for fiscal 2013 is presented below:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at February 2, 2013	1,715	$13.79
Granted	—	—
Exercised	(539)	13.17
Forfeited	(7)	13.63
Outstanding at February 1, 2014, all vested	1,169	$14.07	1.47	$62,957
The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of February 1, 2014 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$11.39	to	$13.81	240	1.34	$12.90
13.83	to	13.91	286	1.93	13.89
13.92	to	14.33	182	1.24	14.27
14.35	to	14.35	235	1.02	14.35
14.38	to	16.39	226	1.70	15.09
$11.39	to	$16.39	1,169	1.47	$14.07
A summary of the restricted stock activity for fiscal 2013 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2013	4,560	$29.96
Awarded	780	58.56
Released	(1,273)	24.68
Forfeited	(153)	36.46
Unvested at February 1, 2014	3,914	$37.14
The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense ratably over the vesting period of generally three to five years. The unamortized compensation expense at February 1, 2014 and February 2, 2013 was $74.9 million and $75.8 million, respectively, which is expected to be recognized over a weighted average remaining period of 1.7 years. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2013 (or $67.91), was $265.8 million. A total of 6,986,000, 7,202,000, and 7,811,000 shares were available for new restricted stock awards at the end of fiscal 2013, 2012, and 2011, respectively. During fiscal 2013, 2012, and 2011, shares purchased by the Company for tax withholding totaled 496,000, 505,000, and 442,000 shares, respectively, and are considered treasury shares which are available for reissuance. As of February 1, 2014 and February 2, 2013, the Company held 4,354,000 and 3,858,000 shares of treasury stock, respectively.
Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock or restricted stock units on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock or units then vest over a service period, generally two to three years from the date the performance award was granted. The release of shares related to restricted stock units earned is deferred generally for one year from the date earned. The Company issued approximately 240,000, 280,000, and 467,000 shares in settlement of the fiscal 2013, 2012, and 2011 awards.
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
During fiscal 2013, 2012, and 2011, employees purchased approximately 208,000, 211,000, and 243,000 shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $57.57, $50.67, and $34.24, respectively. Through February 1, 2014, approximately 19,142,000 shares had been issued under this plan and 858,000 shares remained available for future issuance.
Note I: Related Party Transactions
The Company has a consulting agreement with Norman Ferber, its Chairman of the Board of Directors, under which the Company pays him an annual consulting fee of $1.3 million through May 2016. In addition, the agreement provides for administrative support and health and other benefits for the individual and his dependents, which totaled approximately $0.3 million in fiscal 2013 and 2012 and $0.2 million in 2011, along with amounts to cover premiums through May 2016 on a life insurance policy with a death benefit of $2.0 million. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.
Robert Ferber, the son of Norman Ferber, is a buyer with the Company. For fiscal 2013, the Company paid Robert Ferber compensation including salary and bonus of approximately $134,000.
Note J: Litigation, Claims, and Assessments
Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of February 1, 2014.
The Company is also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against the Company include commercial, product and product safety, customer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that the Company violated local, state or federal laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.
In the opinion of management, the resolution of pending class action litigation and other currently pending legal proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note K: Quarterly Financial Data (Unaudited)
Summarized quarterly financial information for fiscal 2013 and 2012 is presented in the tables below.
Year ended February 1, 2014:

	Quarter Ended
($000, except per share data)	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Sales	$2,539,914	$2,551,277	$2,398,122	$2,741,040

Cost of goods sold	1,798,811	1,823,777	1,746,235	1,992,101
Selling, general and administrative	361,968	381,193	381,860	401,345
Interest expense (income), net	209	(175)	(152)	(129)
Total costs and expenses	2,160,988	2,204,795	2,127,943	2,393,317
Earnings before taxes	378,926	346,482	270,179	347,723
Provision for taxes on earnings	144,314	133,361	98,561	129,770
Net earnings	$234,612	$213,121	$171,618	$217,953

Earnings per share – basic[1]	$1.09	$1.00	$0.81	$1.04
Earnings per share – diluted[1]	$1.07	$0.98	$0.80	$1.02
Cash dividends declared per share
on common stock	$—	$0.17	$0.17	$0.17
Stock price
High	$66.07	$69.20	$77.63	$81.64
Low	$55.23	$63.29	$64.76	$67.66

[1] Quarterly EPS results may not equal full year amounts due to rounding.

Year ended February 2, 2013:

	Quarter Ended
($000, except per share data)	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013	[3]
Sales	$2,356,841	$2,340,855	$2,262,723	$2,760,646

Cost of goods sold	1,679,127	1,689,643	1,648,997	1,993,661
Selling, general and administrative	337,811	352,089	357,983	390,003
Interest expense, net	2,232	2,086	1,643	946
Total costs and expenses	2,019,170	2,043,818	2,008,623	2,384,610
Earnings before taxes	337,671	297,037	254,100	376,036
Provision for taxes on earnings	129,058	115,013	94,576	139,434
Net earnings	$208,613	$182,024	$159,524	$236,602

Earnings per share – basic[1]	$0.94	$0.83	$0.73	$1.09
Earnings per share – diluted[1]	$0.93	$0.81	$0.72	$1.07
Cash dividends declared per share
on common stock	$—	$0.14	$0.14	$0.31	[2]
Stock price
High	$62.22	$69.23	$69.98	$61.15
Low	$50.70	$60.35	$60.32	$52.39

[1] Quarterly EPS results may not equal full year amounts due to rounding.
[2] Includes $.14 per share dividend declared in November 2012 and $.17 per share dividend declared in January 2013.
[3] The quarter ended February 2, 2013 was a 14-week quarter; all other quarters presented were 13 weeks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ross Stores, Inc.
Dublin, California

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc., and subsidiaries (the "Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 2014. We also have audited the Company's internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 /s/DELOITTE & TOUCHE LLP

San Francisco, California
April 1, 2014

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework (1992). Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of February 1, 2014.
Our internal control over financial reporting as of February 1, 2014 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated April 1, 2014, which is included in Item 8 in this Annual Report on Form 10-K.
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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 21, 2014 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” We have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”
Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Merchandising Officer, Chief Development Officer, Chief Operating Officer, Executive Vice President, Finance and Legal, Chief Financial Officer, Group Vice President, Finance and Treasurer, Controller, Vice President, Accounting and Assistant Controller, Vice President Finance, Vice President Tax, Assistant Treasurer, Investor and Media Relations personnel, and other positions that may be designated by the Company. This Code of Ethics is posted on our corporate website (www.rossstores.com) under Corporate Governance in the Investors Section. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of February 1, 2014:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))[1]
Equity compensation plans
approved by security holders	1,421	[2]	$14.04	7,844	[3]
Equity compensation plans not
approved by security holders[4]	42		$14.81	—
Total	1,463		$14.07	7,844

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

3 Includes 858,000 shares reserved for issuance under the Employee Stock Purchase Plan and 6,986,000 shares reserved for issuance under the 2008 Equity Incentive Plan.

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
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended February 1, 2014, February 2, 2013, and January 28, 2012.
Consolidated Statements of Comprehensive Income for the years ended February 1, 2014, February 2, 2013, and January 28, 2012.
Consolidated Balance Sheets at February 1, 2014 and February 2, 2013.
Consolidated Statements of Stockholders' Equity for the years ended February 1, 2014, February 2, 2013, and January 28, 2012.
Consolidated Statements of Cash Flows for the years ended February 1, 2014, February 2, 2013, and January 28, 2012.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Michael Balmuth
Date:	April 1, 2014		Michael Balmuth
Vice Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael Balmuth	Vice Chairman and	April 1, 2014
Michael Balmuth	Chief Executive Officer, Director

/s/Michael J. Hartshorn	Senior Vice President, Chief Financial Officer, and	April 1, 2014
Michael J. Hartshorn	Principal Accounting Officer

/s/Norman A. Ferber	Chairman of the Board, Director	April 1, 2014
Norman A. Ferber

/s/K. Gunnar Bjorklund	Director	April 1, 2014
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	April 1, 2014
Michael J. Bush

/s/Sharon D. Garrett	Director	April 1, 2014
Sharon D. Garrett

/s/G. Orban	Director	April 1, 2014
George P. Orban

/s/Larry S. Peiros	Director	April 1, 2014
Lawrence S. Peiros

/s/G. L. Quesnel	Director	April 1, 2014
Gregory L. Quesnel

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

3.3
Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013, incorporated by reference to Exhibit 3.3 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2013.

4.1	Note Purchase Agreement dated October 17, 2006, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2006.

10.1	Revolving Credit Agreement dated March 3, 2011, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.2	Amendment No. 1 to Revolving Credit Agreement dated June 27, 2012, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 28, 2012.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.3 - 10.44)

10.3	Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.4
Amendment to Third Amended and Restated Ross Stores, Inc. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.5	Ross Stores, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 29, 2000.

10.6
Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan dated November 20, 2007, incorporated by reference to Exhibit 10.6 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2008.

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

10.10
Third Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan effective December 31, 2008, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.11
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

10.14
Second Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan effective March 22, 2007, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.15
Form of Stock Option Agreement for Non-Employee Directors for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.16
Ross Stores, Inc. 2008 Equity Incentive Plan, as amended through March 18, 2009, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.17
Form of Nonemployee Director Equity Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.18
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

10.22	Ross Stores, Inc. Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.23	Ross Stores, Inc. Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.24
Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.25
Form of Indemnity Agreement between Ross Stores, Inc. for Directors and Executive Officers, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2013.

10.26
Forms of Executive Employment Agreement between Ross Stores, Inc. and Executives, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.27
Forms of Executive Employment Agreement between Ross Stores, Inc. and Executives, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2013.

10.28
Amended and Restated Independent Contractor Consultancy Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2010.

10.29
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

10.31
Amended Retirement Benefits Package Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.53 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.32
Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.33
First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2003.

10.34
Second Amendment to the Employment Agreement effective May 18, 2005 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.35
Restated Third Amendment to the Employment Agreement effective April 6, 2007 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.42 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.36
Fourth Amendment to the Employment Agreement effective June 9, 2009 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.10 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2009, and to Exhibit A-1 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.37
Fifth Amendment to the Employment Agreement effective April 23, 2010 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.38
Sixth Amendment to the Employment Agreement effective June 1, 2011 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.39
Employment Agreement effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.40
Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement pursuant to the Ross Stores, Inc. 2008 Equity Incentive Plan to Michael Balmuth on August 15, 2012, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.41
Executive Employment Agreement effective March 16, 2013 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2013.

10.42
Executive Employment Agreement effective March 16, 2013 between Michael O’Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2013.

10.43
Executive Employment Agreement effective March 16, 2013 between James Fassio and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2013.

10.44
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