Form 10-Q
period 2014-05-03
ROSS STORES INC
filed 2014-06-11
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-14678

Ross Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1390387
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

5130 Hacienda Drive, Dublin, California	94568-7579
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(925) 965-4400

Former name, former address and former fiscal year, if	4440 Rosewood Drive, Pleasanton, California 94588-3050
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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 21, 2014 was 211,593,659.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except stores and per share data, unaudited)	May 3, 2014	May 4, 2013
Sales	$2,680,593	$2,539,914

Costs and Expenses
Cost of goods sold	1,908,184	1,798,811
Selling, general and administrative	379,802	361,968
Interest (income) expense, net	(104)	209
Total costs and expenses	2,287,882	2,160,988

Earnings before taxes	392,711	378,926
Provision for taxes on earnings	148,798	144,314
Net earnings	$243,913	$234,612

Earnings per share
Basic	$1.17	$1.09
Diluted	$1.15	$1.07

Weighted average shares outstanding (000)
Basic	208,949	215,408
Diluted	211,515	218,496

Dividends
Cash dividends declared per share	$0.20	$—

Stores open at end of period	1,309	1,227
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	May 3, 2014	May 4, 2013
Net earnings	$243,913	$234,612

Other comprehensive income:
Change in unrealized (loss) gain on investments, net of tax	(33)	1
Comprehensive income	$243,880	$234,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	May 3, 2014	February 1, 2014	May 4, 2013
Assets
Current Assets
Cash and cash equivalents	$595,950	$423,168	$714,174
Short-term investments	—	12,006	1,038
Accounts receivable	84,492	62,612	77,284
Merchandise inventory	1,250,759	1,257,155	1,226,449
Prepaid expenses and other	118,751	101,991	111,405
Deferred income taxes	13,070	10,227	22,846
Total current assets	2,063,022	1,867,159	2,153,196

Property and Equipment
Land and buildings	625,371	478,973	373,073
Fixtures and equipment	1,722,928	1,678,397	1,575,927
Leasehold improvements	819,524	813,972	759,232
Construction-in-progress	362,076	510,221	280,062
	3,529,899	3,481,563	2,988,294
Less accumulated depreciation and amortization	1,605,861	1,606,264	1,461,730
Property and equipment, net	1,924,038	1,875,299	1,526,564

Long-term investments	3,670	3,710	4,302
Other long-term assets	160,864	150,629	158,699
Total assets	$4,151,594	$3,896,797	$3,842,761

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$930,576	$779,455	$859,595
Accrued expenses and other	352,559	359,929	328,690
Accrued payroll and benefits	171,535	235,324	168,088
Income taxes payable	121,683	18,349	110,829
Total current liabilities	1,576,353	1,393,057	1,467,202

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	286,672	287,567	261,301
Deferred income taxes	63,291	58,871	88,997

Commitments and contingencies

Stockholders’ Equity
Common stock	2,119	2,134	2,189
Additional paid-in capital	970,187	935,591	897,789
Treasury stock	(157,030)	(121,559)	(117,556)
Accumulated other comprehensive income	356	389	586
Retained earnings	1,259,646	1,190,747	1,092,253
Total stockholders’ equity	2,075,278	2,007,302	1,875,261
Total liabilities and stockholders’ equity	$4,151,594	$3,896,797	$3,842,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	May 3, 2014	May 4, 2013
Cash Flows From Operating Activities
Net earnings	$243,913	$234,612
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	56,465	48,726
Stock-based compensation	12,035	11,788
Deferred income taxes	1,577	2,257
Tax benefit from equity issuance	23,141	20,341
Excess tax benefit from stock-based compensation	(22,943)	(20,114)
Change in assets and liabilities:
Merchandise inventory	6,396	(17,212)
Other current assets	(36,623)	(31,197)
Accounts payable	157,254	89,620
Other current liabilities	71,446	8,077
Other long-term, net	(8,084)	5,961
Net cash provided by operating activities	504,577	352,859

Cash Flows From Investing Activities
Additions to property and equipment	(148,700)	(97,552)
Increase in restricted cash and investments	(6,980)	(12,254)
Proceeds from investments	12,022	107
Net cash used in investing activities	(143,658)	(109,699)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	22,943	20,114
Issuance of common stock related to stock plans	5,668	5,766
Treasury stock purchased	(35,471)	(25,848)
Repurchase of common stock	(138,696)	(138,304)
Dividends paid	(42,581)	(37,475)
Net cash used in financing activities	(188,137)	(175,747)

Net increase in cash and cash equivalents	172,782	67,413

Cash and cash equivalents:
Beginning of period	423,168	646,761
End of period	$595,950	$714,174

Supplemental Cash Flow Disclosures
Interest paid	$—	$—
Income taxes paid	$28,936	$59,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 3, 2014 and May 4, 2013
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 3, 2014 and May 4, 2013, the results of operations and comprehensive income for the three month periods ended May 3, 2014 and May 4, 2013, and cash flows for the three month periods ended May 3, 2014 and May 4, 2013. The Condensed Consolidated Balance Sheet as of February 1, 2014, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended February 1, 2014. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.

The results of operations and comprehensive income for the three month periods ended May 3, 2014 and May 4, 2013 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheet as of May 3, 2014, February 1, 2014, and May 4, 2013:

Restricted Assets ($000)	May 3, 2014	February 1, 2014	May 4, 2013
Prepaid expenses and other	$22,751	$20,734	$23,499
Other long-term assets	55,699	50,763	57,533
Total	$78,450	$71,497	$81,032

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of May 3, 2014 and May 4, 2013, the Company had $17.8 million and $16.5 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other, and Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

In October 2013, the Company entered into a Sale-Purchase Agreement under which it has the right to purchase the office building where its New York buying office is located for $222 million. The building is subject to a 99 year ground lease through June 2111. The Sale-Purchase Agreement contemplates completion of the sale and purchase of the building on or before September 20, 2014, subject to satisfaction of various closing conditions. Under the Sale-Purchase Agreement, the Company provided a deposit of 10% of the purchase price. In the event the Company is unable or chooses not to complete the purchase of the building, the Company would forfeit the deposit but have no further liability to the seller or obligation to complete the purchase. In September 2013, the Company deposited $11.1 million and provided an $11.1 million standby letter of credit to meet the 10% deposit obligation. Subsequent to the initial deposit, the Company has made additional cash deposits in escrow totaling $8.9 million. In connection with these additional cash deposits the Company has reduced the standby letter of credit to $2.2 million. The Company plans to finance the purchase of the building in 2014.

Sales mix. The Company’s sales mix is shown below for the three month periods ended May 3, 2014 and May 4, 2013:

	Three Months Ended
	May 3, 2014	May 4, 2013
Ladies	31%	31%
Home Accents and Bed and Bath	23%	22%
Shoes	13%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%
Men's	12%	12%
Children's	8%	8%
Total	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown.

In February 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per common share, that was paid in March 2014. The Company’s Board of Directors declared cash dividends of $0.17 per common share in January, May, August, and November 2013, respectively.

In May 2014, the Company's Board of Directors declared a cash dividend of $0.20 per common share, payable on June 30, 2014.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of May 3, 2014.

The Company is also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against the Company include commercial, product and product safety, customer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that the Company violated federal, state, or local laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

In the opinion of management, the resolution of pending class action litigation and other currently pending legal and regulatory proceedings is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note B: Fair Value Measurements

The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value.

Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The inputs used to measure fair value include: Level 1, observable inputs such as quoted prices in active markets; Level 2, inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, unobservable inputs in which little or no market data exists. This fair value hierarchy requires the Company to develop its own assumptions and maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The fair value of the Company’s financial instruments were as follows:

($000)	May 3, 2014	February 1, 2014	May 4, 2013
Cash and cash equivalents
Level 1	$595,950	$423,168	$714,174

Investments
Level 1	$—	$12,006	$—
Level 2	3,670	3,710	5,340

Restricted investments
Level 1	$3,819	$3,994	$4,170
Level 2	113	115	1,130

The underlying assets in the Company’s non-qualified deferred compensation program as of May 3, 2014, February 1, 2014, and May 4, 2013 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets is considered Level 1. The fair value measurement for funds without quoted market prices in active markets, comprised of the sum of participant funds invested under a group annuity contract plus accrued interest, is considered Level 2.

The fair value of the Company's non-qualified deferred compensation program is as follows:

($000)	May 3, 2014	February 1, 2014	May 4, 2013
Level 1	$79,361	$76,913	$73,084
Level 2	13,517	11,356	12,032
Total	$92,878	$88,269	$85,116

Note C: Stock-Based Compensation

Stock-based compensation. For the three month periods ended May 3, 2014 and May 4, 2013, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 3, 2014	May 4, 2013
Restricted stock	$7,953	$7,728
Performance awards	3,524	3,529
ESPP	558	531
Total	$12,035	$11,788

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three month periods ended May 3, 2014 and May 4, 2013 is as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	May 3, 2014	May 4, 2013
Cost of goods sold	$6,178	$6,298
Selling, general and administrative	5,857	5,490
Total	$12,035	$11,788

Restricted stock. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense ratably over the vesting period of generally three to five years.

During the three month periods ended May 3, 2014 and May 4, 2013, shares purchased by the Company for tax withholding totaled 484,354 and 438,098, respectively, and are considered treasury shares which are available for reissuance. As of May 3, 2014, shares subject to repurchase related to unvested restricted stock totaled 3.4 million shares. A summary of restricted stock activity for the three month period ended May 3, 2014 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 1, 2014	3,914	$37.14
Awarded	621	65.68
Released	(1,056)	26.58
Forfeited	(44)	60.34
Unvested at May 3, 2014	3,435	$45.25

The unamortized compensation expense at May 3, 2014 was $98.1 million, which is expected to be recognized over a weighted-average remaining period of 2.1 years. The unamortized compensation expense at May 4, 2013 was $101.9 million, which was expected to be recognized over a weighted-average remaining period of 2.3 years.

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

Stock option activity. A summary of the stock option activity for the three month period ended May 3, 2014 is presented below:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at February 1, 2014	1,169	$14.07
Granted	—	—
Exercised	(180)	13.97
Forfeited	—	—
Outstanding at May 3, 2014, all vested	989	$14.09	1.33	$53,718

No stock options were granted during the three month periods ended May 3, 2014 and May 4, 2013.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of May 3, 2014 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$11.39	to	$13.81	202	1.26	$12.99
13.83	to	13.91	253	1.67	13.89
13.92	to	14.31	132	1.05	14.26
14.35	to	14.35	235	0.77	14.35
14.40	to	16.39	167	1.90	15.20
$11.39	to	$16.39	989	1.33	$14.09

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

For the three month periods ended May 3, 2014 and May 4, 2013 approximately 127,000 and 1,800 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
May 3, 2014
Shares	208,949	2,566	211,515
Amount	$1.17	$(0.02)	$1.15

May 4, 2013
Shares	215,408	3,088	218,496
Amount	$1.09	$(0.02)	$1.07

Note E: Debt

Senior notes. The Company has issued two series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of May 3, 2014 of approximately $182 million is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The senior notes are subject to prepayment penalties for early payment of principal.

Revolving credit facility. The Company's $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of May 3, 2014 the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of May 3, 2014, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of May 3, 2014, February 1, 2014, and May 4, 2013, the reserves for unrecognized tax benefits were $96.7 million, $104.9 million, and $87.6 million inclusive of $22.4 million, $24.6 million, and $18.4 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $48.7 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $6.3 million.

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
Dublin, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 3, 2014 and May 4, 2013, and the related condensed consolidated statements of earnings and comprehensive income and of cash flows for the three-month periods ended May 3, 2014 and May 4, 2013. These interim financial statements are the responsibility of the Company's management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ross Stores, Inc. and subsidiaries as of February 1, 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 1, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 11, 2014

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2013. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,172 locations in 33 states, the District of Columbia and Guam as of May 3, 2014. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. We also operate 137 dd’s DISCOUNTS stores in 10 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices as of May 3, 2014.

Results of Operations

The following table summarizes the financial results for the three month periods ended May 3, 2014 and May 4, 2013:

	Three Months Ended
	May 3, 2014	May 4, 2013
Sales
Sales (millions)	$2,681	$2,540
Sales growth	5.5%	7.8%
Comparable store sales growth	1%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.2%	70.8%
Selling, general and administrative	14.2%	14.3%
Interest (income) expense, net	0.0%	0.0%

Earnings before taxes (as a percent of sales)	14.6%	14.9%

Net earnings (as a percent of sales)	9.1%	9.2%

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

	Three Months Ended
Store Count	May 3, 2014	May 4, 2013
Beginning of the period	1,276	1,199
Opened in the period	37	28
Closed in the period	(4)	—
End of the period	1,309	1,227

Sales. Sales for the three month period ended May 3, 2014 increased $140.7 million, or 6%, compared to the three month period ended May 4, 2013, due to the opening of 82 net new stores between May 4, 2013 and May 3, 2014 and a 1% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Our sales mix for the three month periods ended May 3, 2014 and May 4, 2013 is shown below:

	Three Months Ended
	May 3, 2014	May 4, 2013
Ladies	31%	31%
Home Accents and Bed and Bath	23%	22%
Shoes	13%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%
Men's	12%	12%
Children's	8%	8%
Total	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three month period ended May 3, 2014, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended May 3, 2014 increased $109 million compared to the same period in the prior year, mainly due to increased sales from the opening of 82 net new stores between May 4, 2013 and May 3, 2014 and a 1% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended May 3, 2014 increased approximately 35 basis points from the same period in the prior year. This was primarily driven by deleverage from the 1% increase in comparable store sales on occupancy and buying costs, which increased 20 and 10 basis points, respectively, and from a decline of about 10 basis points in merchandise margin. These expenses were partially offset by distribution costs which improved by approximately 5 basis points versus the same period in 2013.

We cannot be sure that the gross profit margins realized for the three month period ended May 3, 2014 will continue in the future.

Selling, general and administrative expenses. For the three month period ended May 3, 2014, selling, general and administrative expenses ("SG&A") increased $18 million compared to the same period in the prior year mainly due to increased store operating costs reflecting the opening of 82 net new stores between May 4, 2013 and May 3, 2014.

Selling, general and administrative expenses as a percentage of sales for the three month period ended May 3, 2014 declined 10 basis points compared to the same period in the prior year.

Interest (income) expense, net. Net interest income as a percentage of sales remained relatively unchanged for the three month period ended May 3, 2014 compared to the same period in the prior year.

Taxes on earnings. Our effective tax rate for both of the three month periods ended May 3, 2014 and May 4, 2013 was approximately 38%, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2014 will be approximately 38%.

Net earnings. Net earnings as a percentage of sales for the three month period ended May 3, 2014 declined compared to the same period in the prior year primarily due to the increase in cost of goods sold.

Earnings per share. Diluted earnings per share for the three month period ended May 3, 2014 was $1.15 compared to $1.07 in the prior year period. The 7% increase in diluted earnings per share is attributable to a 4% increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to the stock repurchase program.

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

	Three Months Ended
($000)	May 3, 2014	May 4, 2013
Cash provided by operating activities	$504,577	$352,859
Cash used in investing activities	(143,658)	(109,699)
Cash used in financing activities	(188,137)	(175,747)
Net increase in cash and cash equivalents	$172,782	$67,413

Operating Activities

Net cash provided by operating activities was $504.6 million and $352.9 million for the three month periods ended May 3, 2014 and May 4, 2013, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the three month period ended May 3, 2014, compared to the same period in the prior year was primarily due to higher net earnings, an increase in accounts payable leverage (defined as accounts payable divided by merchandise inventory) and the timing of payments of certain expenses. The change in total merchandise inventory, net of the change in accounts payable, resulted in a source of cash of approximately $164 million for the three months ended May 3, 2014, compared to a source of cash of approximately $72 million for the three months ended May 4, 2013. Accounts payable leverage was 74%, 62%, and 70% as of May 3, 2014, February 1, 2014, and May 4, 2013, respectively. Changes in accounts payable leverage are primarily driven by the timing of receipts and payments.

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

Changes in packaway inventory levels impact our operating cash flow. As of May 3, 2014, packaway inventory was 45% of total inventory compared to 49% at the end of fiscal 2013. At the end of the first quarter for fiscal 2013, packaway inventory was 45% of total inventory compared to 47% at the end of fiscal 2012.

Investing Activities

Net cash used in investing activities was $143.7 million and $109.7 million for the three month periods ended May 3, 2014 and May 4, 2013, respectively. The increase in cash used for investing activities for the three month period ended May 3, 2014, compared to the three month period ended May 4, 2013 was primarily due to an increase in our capital expenditures.

Our capital expenditures were $148.7 million and $97.6 million for the three month periods ended May 3, 2014 and May 4, 2013, respectively. Our capital expenditures include costs to build or expand distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices.

In October 2013, we entered into a Sale-Purchase Agreement under which we have the right to purchase the office building where our New York buying office is located for $222 million. The building is subject to a 99 year ground lease through June 2111. The Sale-Purchase Agreement contemplates completion of the sale and purchase of the building on or before September 20, 2014, subject to satisfaction of various closing conditions. Under the Sale-Purchase Agreement, we provided a deposit of 10% of the purchase price. In the event we are unable or choose not to complete the purchase of the building, we would forfeit the deposit but have no further liability to the seller or obligation to complete the purchase. In September 2013, we deposited $11.1 million and provided an $11.1 million standby letter of credit to meet the 10% deposit obligation. Subsequent to the initial deposit, we made additional cash deposits in escrow totaling $8.9 million. In connection with these additional cash deposits we have reduced the standby letter of credit to $2.2 million. We plan to finance the purchase of the building in 2014.

We are forecasting approximately $800 million in capital expenditures for fiscal year 2014, up from $551 million in fiscal 2013. In addition to funding costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices, this increase in capital spending is primarily driven by the expected purchase of our New York buying office and continued construction of our two new distribution centers. We expect to fund the capital expenditures primarily with available cash and cash flows from operations and with proceeds from our planned financing of the purchase of our New York buying office.

We had no purchases of investments for the three month periods ended May 3, 2014 and May 4, 2013. We had proceeds from investments of $12.0 million and $0.1 million for the three month periods ended May 3, 2014 and May 4, 2013, respectively.

Financing Activities

Net cash used in financing activities was $188.1 million and $175.7 million for the three month periods ended May 3, 2014 and May 4, 2013, respectively. For the three month periods ended May 3, 2014 and May 4, 2013, our liquidity and capital requirements were provided by available cash and cash flows from operations.

In January 2013, our Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.

We repurchased 2.0 million and 2.3 million shares of common stock for aggregate purchase prices of approximately $138.7 million and $138.3 million during the three month periods ended May 3, 2014, and May 4, 2013, respectively. We also acquired $0.5 million and $0.4 million shares of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $35.5 million and $25.8 million during the three month periods ended May 3, 2014 and May 4, 2013, respectively.

For the three month periods ended May 3, 2014 and May 4, 2013, we paid dividends of $42.6 million and $37.5 million, respectively.

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

Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of May 3, 2014 we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of May 3, 2014:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$—	$85,000	$65,000	$150,000
Interest payment obligations	9,668	19,335	18,657	12,203	59,863
Operating leases (rent obligations)	419,674	807,430	568,096	519,453	2,314,653
Purchase obligations	2,032,673	67,983	—	—	2,100,656
Total contractual obligations	$2,462,015	$894,748	$671,753	$596,656	$4,625,172

1We have a $96.7 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of May 3, 2014, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We currently lease our buying offices, three warehouse facilities, our former corporate headquarters, all but three of our store locations, and two truck and trailer parking facilities. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

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

Purchase obligations. As of May 3, 2014 we had purchase obligations of approximately $2,101 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service and maintenance contracts.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at May 3, 2014:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$—	$600,000	$—	$600,000
Total commercial commitments	$—	$—	$600,000	$—	$600,000
For additional information relating to this credit facility, refer to Note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of May 3, 2014 we had no borrowings outstanding or standby letters of credit issued under this facility and were in compliance with the covenants.

Our revolving credit facility and senior notes have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of May 3, 2014 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of May 3, 2014 and May 4, 2013, we had $24.3 million and $33.8 million, respectively, in standby letters of credit outstanding and $54.2 million and $47.2 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

As of May 3, 2014, we also had a $2.2 million standby letter of credit in connection with our New York buying office Sale-Purchase Agreement.

Trade letters of credit. We had $31.6 million and $41.7 million in trade letters of credit outstanding at May 3, 2014 and May 4, 2013, respectively.

Dividends. In May 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on June 30, 2014.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2014, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2014.

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

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of May 3, 2014.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of May 3, 2014, we had no borrowings outstanding under our revolving credit facility.

In addition, we have two outstanding series of unsecured notes held by institutional investors: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of May 3, 2014 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended May 3, 2014. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2014 first fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our first fiscal quarter of 2014, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

•	Improve new store sales and profitability, especially in newer regions and markets.

•	Add capacity to our existing distribution centers, find new distribution center sites, and build out planned additional distribution centers timely and cost effectively.

•	Achieve and maintain targeted levels of productivity and efficiency in our existing and new distribution centers.

•	Lease or acquire acceptable new store sites with favorable demographics and long-term financial returns.

•	Identify and successfully enter new geographic markets.

•	Achieve planned gross margins, by effectively managing inventories, markdowns, and inventory shortage.

•	Effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2014 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(2/02/2014 - 3/01/2014)	490,271	$68.29	490,271	$516,500
March
(3/02/2014 - 4/05/2014)	1,305,984	$72.79	824,258	$456,700
April
(4/06/2014 - 5/03/2014)	658,131	$69.32	655,503	$411,300
Total	2,454,386	$70.96	1,970,032

1We acquired 484,354 shares of treasury stock during the quarter ended May 3, 2014. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date:	June 11, 2014	By:	/s/Michael J. Hartshorn
Michael J. Hartshorn
Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1
Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amendment of Certificate of Incorporation dated July 18, 2011, incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

3.3	Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013, incorporated by reference to Exhibit 3.3 to the Form 10-K filed by Ross Stores, Inc. for the year ended February 2, 2013.

10.1	Form of Performance Shares Grant Agreement

10.2	Form of Restricted Stock Agreement

10.3	Form of Executive Employment Agreement

10.4	Executive Employment Agreement effective March 16, 2014 between John G. Call and Ross Stores, Inc.

10.5	Executive Employment Agreement effective February 2, 2014 between Michael J. Hartshorn and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 11, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase