Form 10-Q
period 2014-08-02
ROSS STORES INC
filed 2014-09-10
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 21, 2014 was 209,831,704.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
($000, except stores and per share data, unaudited)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Sales	$2,729,566	$2,551,277	$5,410,159	$5,091,191

Costs and Expenses
Cost of goods sold	1,944,017	1,823,777	3,852,202	3,622,588
Selling, general and administrative	395,225	381,193	775,027	743,161
Interest (income) expense, net	(95)	(175)	(200)	34
Total costs and expenses	2,339,147	2,204,795	4,627,029	4,365,783

Earnings before taxes	390,419	346,482	783,130	725,408
Provision for taxes on earnings	150,858	133,361	299,656	277,675
Net earnings	$239,561	$213,121	$483,474	$447,733

Earnings per share
Basic	$1.15	$1.00	$2.32	$2.09
Diluted	$1.14	$0.98	$2.30	$2.06

Weighted average shares outstanding (000)
Basic	207,565	213,836	208,257	214,622
Diluted	209,653	216,613	210,607	217,570

Dividends
Cash dividends declared per share	$0.20	$0.17	$0.40	$0.17

Stores open at end of period	1,338	1,253	1,338	1,253
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
($000, unaudited)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net earnings	$239,561	$213,121	$483,474	$447,733

Other comprehensive income:
Unrealized loss on investments, net of tax	(14)	(147)	(47)	(146)
Comprehensive income	$239,547	$212,974	$483,427	$447,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	August 2, 2014	February 1, 2014	August 3, 2013
Assets
Current Assets
Cash and cash equivalents	$549,784	$423,168	$550,565
Short-term investments	—	12,006	13
Accounts receivable	85,218	62,612	79,202
Merchandise inventory	1,258,820	1,257,155	1,330,536
Prepaid expenses and other	115,953	101,991	115,025
Deferred income taxes	14,090	10,227	23,136
Total current assets	2,023,865	1,867,159	2,098,477

Property and Equipment
Land and buildings	626,708	478,973	449,604
Fixtures and equipment	1,760,417	1,678,397	1,593,123
Leasehold improvements	827,073	813,972	773,020
Construction-in-progress	416,810	510,221	339,714
	3,631,008	3,481,563	3,155,461
Less accumulated depreciation and amortization	1,651,720	1,606,264	1,509,004
Property and equipment, net	1,979,288	1,875,299	1,646,457

Long-term investments	3,660	3,710	4,215
Other long-term assets	161,019	150,629	159,336
Total assets	$4,167,832	$3,896,797	$3,908,485

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$967,915	$779,455	$938,059
Accrued expenses and other	367,451	359,929	342,851
Accrued payroll and benefits	189,585	235,324	190,904
Income taxes payable	7,170	18,349	—
Total current liabilities	1,532,121	1,393,057	1,471,814

Long-term debt	150,000	150,000	150,000
Other long-term liabilities	283,584	287,567	270,776
Deferred income taxes	52,800	58,871	84,925

Commitments and contingencies

Stockholders’ Equity
Common stock	2,102	2,134	2,170
Additional paid-in capital	980,850	935,591	910,522
Treasury stock	(159,164)	(121,559)	(118,460)
Accumulated other comprehensive income	342	389	439
Retained earnings	1,325,197	1,190,747	1,136,299
Total stockholders’ equity	2,149,327	2,007,302	1,930,970
Total liabilities and stockholders’ equity	$4,167,832	$3,896,797	$3,908,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	August 2, 2014	August 3, 2013
Cash Flows From Operating Activities
Net earnings	$483,474	$447,733
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	110,670	98,853
Stock-based compensation	25,095	24,211
Deferred income taxes	(9,934)	(2,105)
Tax benefit from equity issuance	24,061	22,544
Excess tax benefit from stock-based compensation	(23,755)	(22,123)
Change in assets and liabilities:
Merchandise inventory	(1,665)	(121,299)
Other current assets	(34,536)	(36,751)
Accounts payable	189,896	168,084
Other current liabilities	(12,101)	(61,570)
Other long-term, net	(9,414)	14,751
Net cash provided by operating activities	741,791	532,328

Cash Flows From Investing Activities
Additions to property and equipment	(253,350)	(271,690)
Increase in restricted cash and investments	(7,043)	(12,345)
Proceeds from investments	12,022	1,139
Net cash used in investing activities	(248,371)	(282,896)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	23,755	22,123
Issuance of common stock related to stock plans	9,318	10,213
Treasury stock purchased	(37,605)	(26,752)
Repurchase of common stock	(277,391)	(276,608)
Dividends paid	(84,881)	(74,604)
Net cash used in financing activities	(366,804)	(345,628)

Net increase (decrease) in cash and cash equivalents	126,616	(96,196)

Cash and cash equivalents:
Beginning of period	423,168	646,761
End of period	$549,784	$550,565

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$299,762	$305,040
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 2, 2014 and August 3, 2013
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of August 2, 2014 and August 3, 2013, the results of operations and comprehensive income for the three and six month periods ended August 2, 2014 and August 3, 2013, and cash flows for the six month periods ended August 2, 2014 and August 3, 2013. The Condensed Consolidated Balance Sheet as of February 1, 2014, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and six month periods ended August 2, 2014 and August 3, 2013 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheet as of August 2, 2014, February 1, 2014, and August 3, 2013:

Restricted Assets ($000)	August 2, 2014	February 1, 2014	August 3, 2013
Prepaid expenses and other	$22,766	$20,734	$23,483
Other long-term assets	55,737	50,763	57,492
Total	$78,503	$71,497	$80,975

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of August 2, 2014 and August 3, 2013, the Company had $22.6 million and $15.0 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

In October 2013, the Company entered into a Sale-Purchase Agreement under which it has the right to purchase the office building where its New York buying office is located for $222 million. The building is subject to a 99 year ground lease. The Sale-Purchase Agreement contemplates completion of the purchase of the building on or before September 22, 2014, subject to satisfaction of various closing conditions. Under the Sale-Purchase Agreement, the Company provided a deposit of 10% of the purchase price. In the event the Company does not complete the purchase of the building, the Company would forfeit the deposit but have no further liability to the seller or obligation to complete the purchase. The Company deposit of $22.2 million is currently in escrow pending completion of the purchase. The Company plans to finance the purchase of the building in 2014.

Sales mix. The Company’s sales mix is shown below for the three and six month periods ended August 2, 2014 and August 3, 2013:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Ladies	31%	31%	31%	31%
Home Accents and Bed and Bath	22%	22%	22%	22%
Men's	14%	13%	13%	13%
Shoes	13%	13%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	12%	13%	13%	13%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown.

The Company's Board of Directors declared cash dividends of $0.20 per common share in February and May 2014, respectively, and $0.17 per common share in January, May, August, and November 2013, respectively.

In August 2014, the Company's Board of Directors declared a cash dividend of $0.20 per common share, payable on September 30, 2014.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of August 2, 2014.

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

Recently issued accounting standards. In May 2014,  the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for the Company’s annual and interim reporting periods beginning in fiscal 2017. The Company is currently evaluating the effect that adoption of this new guidance will have on its consolidated financial statements.

Note B: Fair Value Measurements

The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value.

Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The inputs used to measure fair value include: Level 1, observable inputs such as quoted prices in active markets; Level 2, inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, unobservable inputs in which little or no market data exists. This fair value hierarchy requires the Company to develop its own assumptions and maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The fair value of the Company’s financial instruments were as follows:

($000)	August 2, 2014	February 1, 2014	August 3, 2013
Cash and cash equivalents
Level 1	$549,784	$423,168	$550,565

Investments
Level 1	$—	$12,006	$—
Level 2	3,660	3,710	4,228

Restricted investments
Level 1	$3,805	$3,994	$4,030
Level 2	112	115	117

The underlying assets in the Company’s non-qualified deferred compensation program as of August 2, 2014, February 1, 2014, and August 3, 2013 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets is considered Level 1. The fair value measurement for funds without quoted market prices in active markets, comprised of the sum of participant funds invested under a group annuity contract plus accrued interest, is considered Level 2.

The fair value of the Company's non-qualified deferred compensation program was as follows:

($000)	August 2, 2014	February 1, 2014	August 3, 2013
Level 1	$79,753	$76,913	$74,628
Level 2	13,638	11,356	11,652
Total	$93,391	$88,269	$86,280

Note C: Stock-Based Compensation

Stock-based compensation. For the three and six month periods ended August 2, 2014 and August 3, 2013, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Restricted stock	$8,550	$7,963	$16,502	$15,691
Performance awards	3,960	3,924	7,485	7,453
Employee stock purchase plan	550	536	1,108	1,067
Total	$13,060	$12,423	$25,095	$24,211

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three and six month periods ended August 2, 2014 and August 3, 2013 is as follows:

	Three Months Ended		Six Months Ended
Statements of Earnings Classification ($000)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Cost of goods sold	$7,085	$6,338	$13,263	$12,635
Selling, general and administrative	5,975	6,085	11,832	11,576
Total	$13,060	$12,423	$25,095	$24,211

Restricted stock. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense ratably over the vesting period of generally three to five years.

During the three and six month periods ended August 2, 2014 and August 3, 2013, shares purchased by the Company for tax withholding totaled 31,272 and 515,626 and 13,966 and 452,064, respectively, and are considered treasury shares which are available for reissuance.

As of August 2, 2014, shares subject to repurchase related to unvested restricted stock totaled 3.5 million shares. A summary of restricted stock activity for the six month period ended August 2, 2014 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 1, 2014	3,914	$37.14
Awarded	914	66.53
Released	(1,267)	28.69
Forfeited	(62)	55.94
Unvested at August 2, 2014	3,499	$47.54

The unamortized compensation expense at August 2, 2014 was $106.6 million which is expected to be recognized over a weighted-average remaining period of 2.2 years. The unamortized compensation expense at August 3, 2013 was $93.4 million, which was expected to be recognized over a weighted-average remaining period of 2.1 years.

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

Stock option activity. A summary of the stock option activity for the six month period ended August 2, 2014 is presented below:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at February 1, 2014	1,169	$14.07
Granted	—	—
Exercised	(220)	13.81
Forfeited	—	—
Outstanding at August 2, 2014, all vested	949	$14.13	1.11	$47,964

No stock options were granted during the six month periods ended August 2, 2014 and August 3, 2013.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of August 2, 2014 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$11.47	to	$13.91	418	1.33	$13.54
13.92	to	14.35	364	0.61	14.32
14.40	to	15.31	118	1.19	14.72
16.39	to	16.39	49	2.81	16.39
$11.47	to	$16.39	949	1.11	$14.13

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

For the three and six month periods ended August 2, 2014, approximately 11,200 and 6,200 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented. For the three and six month periods ended August 3, 2013, no shares and approximately 500 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
August 2, 2014
Shares	207,565	2,088	209,653	208,257	2,350	210,607
Amount	$1.15	$(0.01)	$1.14	$2.32	$(0.02)	$2.30

August 3, 2013
Shares	213,836	2,777	216,613	214,622	2,948	217,570
Amount	$1.00	$(0.02)	$0.98	$2.09	$(0.03)	$2.06

Note E: Debt

Senior notes. The Company has issued two series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. The fair value of these notes as of August 2, 2014 of approximately $181 million is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The senior notes are subject to prepayment penalties for early payment of principal.

Revolving credit facility. The Company's $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of August 2, 2014 the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

Borrowings under the credit facility and the senior notes are subject to certain covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of August 2, 2014, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of August 2, 2014, February 1, 2014, and August 3, 2013, the reserves for unrecognized tax benefits were $101.9 million, $104.9 million, and $93.9 million inclusive of $23.7 million, $24.6 million, and $20.6 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $51.3 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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
Dublin, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of August 2, 2014 and August 3, 2013, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended August 2, 2014 and August 3, 2013, and of cash flows for the six-month periods ended August 2, 2014 and August 3, 2013. These interim financial statements are the responsibility of the Company's management.

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
September 10, 2014

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,194 locations in 33 states, the District of Columbia and Guam as of August 2, 2014. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. We also operate 144 dd’s DISCOUNTS stores in 13 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices as of August 2, 2014.

Results of Operations

The following table summarizes the financial results for the three and six month periods ended August 2, 2014 and August 3, 2013:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Sales
Sales (millions)	$2,729	$2,551	$5,410	$5,091
Sales growth	7.0%	9.0%	6.3%	8.4%
Comparable store sales growth	2%	4%	2%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.2%	71.5%	71.2%	71.2%
Selling, general and administrative	14.5%	14.9%	14.3%	14.6%
Interest (income) expense, net	0.0%	0.0%	0.0%	0.0%

Earnings before taxes (as a percent of sales)	14.3%	13.6%	14.5%	14.2%

Net earnings (as a percent of sales)	8.8%	8.3%	8.9%	8.8%

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

	Three Months Ended		Six Months Ended
Store Count	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Beginning of the period	1,309	1,227	1,276	1,199
Opened in the period	30	27	67	55
Closed in the period	(1)	(1)	(5)	(1)
End of the period	1,338	1,253	1,338	1,253

Sales. Sales for the three month period ended August 2, 2014 increased $178.3 million, or 7%, compared to the three month period ended August 3, 2013, due to the opening of 85 net new stores between August 3, 2013 and August 2, 2014 and a 2% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the six month period ended August 2, 2014 increased $319.0 million, or 6%, compared to the six month period ended August 3, 2013, due to the opening of 85 net new stores between August 3, 2013 and August 2, 2014 and a 2% increase in “comparable” store sales.

Our sales mix for the three and six month periods ended August 2, 2014 and August 3, 2013 is shown below:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Ladies	31%	31%	31%	31%
Home Accents and Bed and Bath	22%	22%	22%	22%
Men's	14%	13%	13%	13%
Shoes	13%	13%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	12%	13%	13%	13%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies — continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve our regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and six month periods ended August 2, 2014, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and six month periods ended August 2, 2014 increased $120 million and $230 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 85 net new stores between August 3, 2013 and August 2, 2014 and a 2% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended August 2, 2014 decreased approximately 25 basis points from the same period in the prior year primarily due to a 35 basis point improvement in merchandise margin, and declines in freight and buying costs by approximately 10 and 5 basis points, respectively.  These improvements were partially offset by a 15 basis point increase in distribution expenses and 10 basis points of higher occupancy costs.

Cost of goods sold as a percentage of sales for the six month period ended August 2, 2014 increased about 5 basis points from the same period in the prior year.  These higher expenses were primarily a result of occupancy and distribution costs that rose 15 and 5 basis points, respectively, and that were partially offset by a 10 basis point improvement in merchandise margin and a 5 basis point decline in freight costs over the prior year.

We cannot be sure that the gross profit margins realized for the three and six month periods ended August 2, 2014 will continue in the future.

Selling, general and administrative expenses. For the three and six month periods ended August 2, 2014, selling, general and administrative expenses ("SG&A") increased $14 million and $32 million compared to the same periods in the prior year mainly due to increased store operating costs reflecting the opening of 85 net new stores between August 3, 2013 and August 2, 2014.

Selling, general and administrative expenses as a percentage of sales for both the three and six month periods ended August 2, 2014 declined 45 and 25 basis points, respectively, compared to the same period in the prior year. These declines were primarily due to lower store operating costs from tight expense controls, and the benefit from the favorable resolution of an outstanding legal matter representing approximately 20 and 10 basis points in reduced SG&A expense for the same three and six month periods, respectively.

Interest (income) expense, net. Net interest income as a percentage of sales remained relatively unchanged for the three and six month periods ended August 2, 2014 compared to the same period in the prior year.

Taxes on earnings. Our effective tax rate for the three month periods ended August 2, 2014 and August 3, 2013 was approximately 39% and 38%, respectively, and our effective tax rate for both of the six month periods ended August 2, 2014 and August 3, 2013 was approximately 38%. Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2014 will be approximately 38%.

Net earnings. Net earnings as a percentage of sales for the three and six month periods ended August 2, 2014 was higher compared to the same periods in the prior year primarily due to both lower cost of goods sold and SG&A expenses as a percentage of sales.

Earnings per share. Diluted earnings per share for the three and six month periods ended August 2, 2014 were $1.14 and $2.30, respectively, compared to $0.98 and $2.06, respectively, for the three and six month periods ended August 3, 2013 . The increases in diluted earnings per share for both of the three and six month periods ended August 2, 2014 are attributable to an increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to the stock repurchase program. Both the quarter and the six months ended August 2, 2014 include a one-time benefit to earnings of approximately $0.02 per share, from the favorable resolution of an outstanding legal matter.

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

	Six Months Ended
($000)	August 2, 2014	August 3, 2013
Cash provided by operating activities	$741,791	$532,328
Cash used in investing activities	(248,371)	(282,896)
Cash used in financing activities	(366,804)	(345,628)
Net increase (decrease) in cash and cash equivalents	$126,616	$(96,196)

Operating Activities

Net cash provided by operating activities was $741.8 million and $532.3 million for the six month periods ended August 2, 2014 and August 3, 2013, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the six month period ended August 2, 2014, compared to the same period in the prior year was primarily due to higher net earnings, lower packaway inventory, and an increase in accounts payable leverage (defined as accounts payable divided by merchandise inventory). The change in total merchandise inventory, net of the change in accounts payable, resulted in a source of cash of approximately $188 million for the six months ended August 2, 2014, compared to a source of cash of approximately $47 million for the six months ended August 3, 2013. Accounts payable leverage was 77%, 62%, and 71% as of August 2, 2014, February 1, 2014, and August 3, 2013, respectively. Changes in accounts payable leverage are primarily driven by the levels and timing of inventory receipts and payments.

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

Changes in packaway inventory levels impact our operating cash flow. As of August 2, 2014, packaway inventory was 43% of total inventory compared to 49% at the end of fiscal 2013. At the end of the second quarter for fiscal 2013, packaway inventory was 46% of total inventory compared to 47% at the end of fiscal 2012.

Investing Activities

Net cash used in investing activities was $248.4 million and $282.9 million for the six month periods ended August 2, 2014 and August 3, 2013, respectively. The decrease in cash used for investing activities for the six month period ended August 2, 2014, compared to the six month period ended August 3, 2013 was primarily due to timing of capital expenditures related to the construction of our distribution centers.

Our capital expenditures were $253.4 million and $271.7 million for the six month periods ended August 2, 2014 and August 3, 2013, respectively. Our capital expenditures include costs to build or expand distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices.

In October 2013, we entered into a Sale-Purchase Agreement under which we have the right to purchase the office building where our New York buying office is located for $222 million. The building is subject to a 99 year ground lease. The Sale-Purchase Agreement contemplates completion of the purchase of the building on or before September 22, 2014, subject to satisfaction of various closing conditions. Under the Sale-Purchase Agreement, we provided a deposit of 10% of the purchase price. In the event the we do not complete the purchase of the building, we would forfeit the deposit but have no further liability to the seller or obligation to complete the purchase. Our deposit of $22.2 million is currently in escrow pending completion of the purchase. We plan to finance the purchase of the building in 2014.

We are forecasting approximately $730 million in capital expenditures for fiscal year 2014, up from $551 million in fiscal 2013. This forecast includes funding costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. The growth in capital expenditures in 2014 compared to 2013 is primarily driven by the expected purchase of our New York buying office. Our planned capital expenditures of $730 million for fiscal year 2014 have decreased from the amount we forecasted previously of $800 million primarily due to a timing shift of distribution center related capital spending from 2014 to 2015. We expect to fund the capital expenditures primarily with available cash and cash flows from operations and with proceeds from our planned financing of the purchase of our New York buying office.

We had no purchases of investments for the six month periods ended August 2, 2014 and August 3, 2013. We had proceeds from the maturity of investments of $12.0 million and $1.1 million for the six month periods ended August 2, 2014 and August 3, 2013, respectively.

Financing Activities

Net cash used in financing activities was $366.8 million and $345.6 million for the six month periods ended August 2, 2014 and August 3, 2013, respectively. For the six month periods ended August 2, 2014 and August 3, 2013, our liquidity and capital requirements were provided by available cash and cash flows from operations.

In January 2013, our Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.

We repurchased 4.1 million and 4.4 million shares of common stock for aggregate purchase prices of approximately $277.4 million and $276.6 million during the six month periods ended August 2, 2014, and August 3, 2013, respectively. We also acquired 0.5 million and 0.5 million shares of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $37.6 million and $26.8 million during the six month periods ended August 2, 2014 and August 3, 2013, respectively.

For the six month periods ended August 2, 2014 and August 3, 2013, we paid dividends of $84.9 million and $74.6 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade, bank lines, and other credit sources to meet our capital and liquidity requirements, including lease payment obligations in 2014.

Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of August 2, 2014 we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of August 2, 2014:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$—	$85,000	$65,000	$150,000
Interest payment obligations	9,668	19,335	15,945	10,081	55,029
Operating leases (rent obligations)	428,710	818,351	568,558	516,530	2,332,149
Purchase obligations	2,140,512	49,679	—	—	2,190,191
Total contractual obligations	$2,578,890	$887,365	$669,503	$591,611	$4,727,369

1We have a $101.9 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Borrowings under these notes are subject to certain operating and financial covenants, including interest coverage and other financial ratios. As of August 2, 2014, we were in compliance with these covenants.

Off-Balance Sheet Arrangements

Operating leases. We currently lease our buying offices, three warehouse facilities, all but three of our store locations, and two truck and trailer parking facilities. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

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

We currently lease approximately 411,000 and 52,000 square feet of office space for our New York City and Los Angeles buying offices, respectively. The lease terms for these facilities expire in 2022 and 2017, respectively, and contain renewal provisions. We plan to purchase our New York buying office in September 2014.

Purchase obligations. As of August 2, 2014 we had purchase obligations of approximately $2,190 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service and maintenance contracts.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at August 2, 2014:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$600,000	$—	$—	$600,000
Total commercial commitments	$—	$600,000	$—	$—	$600,000
For additional information relating to this credit facility, refer to Note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of August 2, 2014 we had no borrowings outstanding or standby letters of credit issued under this facility and were in compliance with the covenants.

Our revolving credit facility and senior notes have covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of August 2, 2014 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of August 2, 2014 and August 3, 2013, we had $24.3 million and $33.8 million, respectively, in standby letters of credit outstanding and $54.2 million and $47.2 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $46.2 million and $41.3 million in trade letters of credit outstanding at August 2, 2014 and August 3, 2013, respectively.

Dividends. In August 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on September 30, 2014.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2014, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2014.

Recently issued accounting standards. In May 2014,  the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for our annual and interim reporting periods beginning in fiscal 2017. We are currently evaluating the effect adoption of this new guidance will have on our consolidated financial statements.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of August 2, 2014.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of August 2, 2014, we had no borrowings outstanding under our revolving credit facility.

In addition, we have two outstanding series of unsecured notes held by institutional investors: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of August 2, 2014 was $150 million.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended August 2, 2014. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2014 second fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our second fiscal quarter of 2014, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected growth, financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

•
Protect against security breaches, including cyber-attacks on our transaction processing and computer information systems, that could result in the theft, transfer or unauthorized disclosure of customer, credit card, employee or other private and valuable information that we collect and process in the ordinary course of our business, and avoid resulting damage to our reputation, loss of customer confidence, exposure to litigation and regulatory action, unanticipated costs, and disruption of our operations.

•	Improve new store sales and profitability, especially in newer regions and markets.

•	Add capacity to our existing distribution centers, find new distribution center sites, and build out planned additional distribution centers timely and cost effectively.

•	Achieve and maintain targeted levels of productivity and efficiency in our existing and new distribution centers.

•	Lease or acquire acceptable new store sites with favorable demographics and long-term financial returns.

•	Identify and successfully enter new geographic markets.

•	Achieve planned gross margins, by effectively managing inventories, markdowns, and inventory shortage.

•	Effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2014 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
May
(5/04/2014 - 5/31/2014)	508,851	$68.50	488,625	$377,800
June
(6/01/2014 - 7/05/2014)	861,050	$67.46	850,959	$320,400
July
(7/06/2014 - 8/02/2014)	742,496	$64.50	741,541	$272,600
Total	2,112,397	$66.67	2,081,125

1We acquired 31,272 shares of treasury stock during the quarter ended August 2, 2014. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2In January 2013 our Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.

ITEM 5. OTHER INFORMATION.

Effective August 18, 2014, we entered into Amendment No. 2 (the “Amendment”) to our Credit Agreement, dated as of March 3, 2011 and amended as of June 27, 2012 (as so amended, the “Credit Agreement”), with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and with the several lenders who are parties to the Credit Agreement. The Amendment terminates and releases the guaranty of obligations under the Credit Agreement made by our wholly-owned subsidiaries, Ross Dress For Less, Inc. and Ross Procurement, Inc., removes those subsidiaries as loan parties for purposes of the Credit Agreement, and removes the requirement for us to have our significant subsidiaries remain or become guarantors of the obligations under the Credit Agreement. The Amendment also makes other conforming changes to definitions and to the restrictions on our permitted investments in our subsidiaries and the permitted indebtedness and distributions between us and our subsidiaries.

This is not a complete summary of the terms of the Amendment, and is qualified by the complete text of the Amendment, a copy of which is filed as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 10, 2014	By:	/s/Michael J. Hartshorn
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

3.2	Amendment of Certificate of Incorporation dated July 18, 2011, incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

3.3	Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013, incorporated by reference to Exhibit 3.3 to the Form 10-K filed by Ross Stores, Inc. for the year ended February 2, 2013.

10.1	Executive Employment Agreement effective June 1, 2014 between Barbara Rentler and Ross Stores, Inc.

10.2	Executive Employment Agreement effective June 1, 2014 between Michael O'Sullivan and Ross Stores, Inc.

10.3	Amendment No. 2 to Credit Agreement, dated August 18, 2014.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 10, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase