Form 10-Q
period 2014-11-01
ROSS STORES INC
filed 2014-12-10
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 20, 2014 was 208,486,401.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Sales	$2,598,820	$2,398,122	$8,008,979	$7,489,313

Costs and Expenses
Cost of goods sold	1,882,185	1,746,235	5,734,387	5,368,823
Selling, general and administrative	410,002	381,860	1,185,029	1,125,021
Interest expense (income), net	777	(152)	577	(118)
Total costs and expenses	2,292,964	2,127,943	6,919,993	6,493,726

Earnings before taxes	305,856	270,179	1,088,986	995,587
Provision for taxes on earnings	113,136	98,561	412,792	376,236
Net earnings	$192,720	$171,618	$676,194	$619,351

Earnings per share
Basic	$0.94	$0.81	$3.26	$2.90
Diluted	$0.93	$0.80	$3.22	$2.86

Weighted average shares outstanding (000)
Basic	205,866	211,986	207,460	213,743
Diluted	207,965	214,803	209,741	216,662

Dividends
Cash dividends declared per share	$0.20	$0.17	$0.60	$0.34

Stores open at end of period	1,366	1,285	1,366	1,285
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net earnings	$192,720	$171,618	$676,194	$619,351

Other comprehensive (loss) income:
Unrealized loss on investments, net of tax	(18)	(3)	(65)	(149)
Comprehensive income	$192,702	$171,615	$676,129	$619,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	November 1, 2014	February 1, 2014	November 2, 2013
Assets
Current Assets
Cash and cash equivalents	$571,578	$423,168	$372,270
Short-term investments	—	12,006	12,016
Accounts receivable	75,895	62,612	72,819
Merchandise inventory	1,495,013	1,257,155	1,430,467
Prepaid expenses and other	143,665	101,991	145,646
Deferred income taxes	16,342	10,227	16,871
Total current assets	2,302,493	1,867,159	2,050,089

Property and Equipment
Land and buildings	951,774	478,973	478,330
Fixtures and equipment	1,892,552	1,678,397	1,644,815
Leasehold improvements	834,318	813,972	798,626
Construction-in-progress	228,476	510,221	376,497
	3,907,120	3,481,563	3,298,268
Less accumulated depreciation and amortization	1,705,500	1,606,264	1,557,389
Property and equipment, net	2,201,620	1,875,299	1,740,879

Long-term investments	3,634	3,710	4,212
Other long-term assets	161,495	150,629	151,543
Total assets	$4,669,242	$3,896,797	$3,946,723

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,131,717	$779,455	$908,797
Accrued expenses and other	395,126	359,929	349,894
Accrued payroll and benefits	240,081	235,324	238,006
Income taxes payable	—	18,349	—
Total current liabilities	1,766,924	1,393,057	1,496,697

Long-term debt	398,339	150,000	150,000
Other long-term liabilities	278,254	287,567	279,654
Deferred income taxes	38,429	58,871	79,245

Commitments and contingencies

Stockholders’ Equity
Common stock	2,088	2,134	2,152
Additional paid-in capital	1,003,776	935,591	926,823
Treasury stock	(160,237)	(121,559)	(120,822)
Accumulated other comprehensive income	324	389	436
Retained earnings	1,341,345	1,190,747	1,132,538
Total stockholders’ equity	2,187,296	2,007,302	1,941,127
Total liabilities and stockholders’ equity	$4,669,242	$3,896,797	$3,946,723
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	November 1, 2014	November 2, 2013
Cash Flows From Operating Activities
Net earnings	$676,194	$619,351
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	170,321	149,411
Stock-based compensation	38,776	35,672
Deferred income taxes	(26,557)	(1,520)
Tax benefit from equity issuance	30,648	27,678
Excess tax benefit from stock-based compensation	(30,073)	(26,998)
Change in assets and liabilities:
Merchandise inventory	(237,858)	(221,230)
Other current assets	(53,561)	(63,749)
Accounts payable	353,184	138,821
Other current liabilities	67,769	(876)
Other long-term, net	(6,861)	24,661
Net cash provided by operating activities	981,982	681,221

Cash Flows From Investing Activities
Additions to property and equipment	(551,545)	(423,211)
Increase in restricted cash and investments	(4,764)	(2,832)
Purchases of investments	—	(12,012)
Proceeds from investments	12,022	1,150
Net cash used in investing activities	(544,287)	(436,905)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	30,073	26,998
Net proceeds from issuance of long-term debt	246,200	—
Issuance of common stock related to stock plans	18,405	16,069
Treasury stock purchased	(38,678)	(29,114)
Repurchase of common stock	(418,478)	(421,345)
Dividends paid	(126,807)	(111,415)
Net cash used in financing activities	(289,285)	(518,807)

Net increase (decrease) in cash and cash equivalents	148,410	(274,491)

Cash and cash equivalents:
Beginning of period	423,168	646,761
End of period	$571,578	$372,270

Supplemental Cash Flow Disclosures
Interest paid	$4,834	$4,834
Income taxes paid	$461,108	$424,260
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 1, 2014 and November 2, 2013
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of November 1, 2014 and November 2, 2013, the results of operations and comprehensive income for the three and nine month periods ended November 1, 2014 and November 2, 2013, and cash flows for the nine month periods ended November 1, 2014 and November 2, 2013. The Condensed Consolidated Balance Sheet as of February 1, 2014, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and nine month periods ended November 1, 2014 and November 2, 2013 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheet as of November 1, 2014, February 1, 2014, and November 2, 2013:

Restricted Assets ($000)	November 1, 2014	February 1, 2014	November 2, 2013
Prepaid expenses and other	$22,104	$20,734	$20,723
Other long-term assets	54,117	50,763	50,735
Total	$76,221	$71,497	$71,458

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of November 1, 2014 and November 2, 2013, the Company had $18.9 million and $8.3 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

On September 22, 2014, the Company completed the purchase of the office building where the Company's New York buying office is located. The purchase price was $222 million. The building is subject to a 99 year ground lease.

Sales mix. The Company’s sales mix is shown below for the three and nine month periods ended November 1, 2014 and November 2, 2013:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Ladies	29%	30%	30%	31%
Home Accents and Bed and Bath	25%	24%	23%	23%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%	13%
Shoes	13%	13%	13%	13%
Men's	12%	12%	13%	12%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown.

The Company's Board of Directors declared cash dividends of $0.20 per common share in February, May, and August 2014, respectively, and $0.17 per common share in January, May, August, and November 2013, respectively.

In November 2014, the Company's Board of Directors declared a cash dividend of $0.20 per common share, payable on December 31, 2014.

Provision for litigation costs and other legal proceedings. Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of November 1, 2014.

The Company is also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against the Company include commercial, product and product safety, customer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that the Company violated federal, state, and / or local laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

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

The fair value of the Company’s financial instruments were as follows:

($000)	November 1, 2014	February 1, 2014	November 2, 2013
Cash and cash equivalents
Level 1	$571,578	$423,168	$372,270

Investments
Level 1	$—	$12,006	$12,013
Level 2	3,634	3,710	4,215

Restricted cash and cash equivalents
Level 1	$72,312	$67,388	$67,320

Restricted investments
Level 1	$3,798	$3,994	$4,022
Level 2	111	115	116

The underlying assets in the Company’s non-qualified deferred compensation program as of November 1, 2014, February 1, 2014, and November 2, 2013 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets is considered Level 1. The fair value measurement for funds without quoted market prices in active markets, comprised of the sum of participant funds invested under a group annuity contract plus accrued interest, is considered Level 2.

The fair value of the Company's non-qualified deferred compensation program was as follows:

($000)	November 1, 2014	February 1, 2014	November 2, 2013
Level 1	$81,455	$76,913	$76,394
Level 2	12,715	11,356	11,403
Total	$94,170	$88,269	$87,797

Note C: Stock-Based Compensation

Stock-based compensation. For the three and nine month periods ended November 1, 2014 and November 2, 2013, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Restricted stock	$9,202	$7,320	$25,704	$23,011
Performance awards	3,891	3,599	11,376	11,052
Employee stock purchase plan	588	542	1,696	1,609
Total	$13,681	$11,461	$38,776	$35,672

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three and nine month periods ended November 1, 2014 and November 2, 2013 is as follows:

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification ($000)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Cost of goods sold	$6,740	$5,582	$20,003	$18,218
Selling, general and administrative	6,941	5,879	18,773	17,454
Total	$13,681	$11,461	$38,776	$35,672

Restricted stock. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense ratably over the vesting period of generally three to five years.

During the three and nine month periods ended November 1, 2014 and November 2, 2013, shares purchased by the Company for tax withholding totaled 14,387 and 530,013 and 33,731 and 485,795, respectively, and are considered treasury shares which are available for reissuance.

As of November 1, 2014, shares subject to repurchase related to unvested restricted stock totaled 3.5 million shares. A summary of restricted stock activity for the nine month period ended November 1, 2014 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 1, 2014	3,914	$37.14
Awarded	952	66.86
Released	(1,305)	29.11
Forfeited	(62)	56.89
Unvested at November 1, 2014	3,499	$47.87

The unamortized compensation expense at November 1, 2014 was $98.3 million which is expected to be recognized over a weighted-average remaining period of 2.0 years. The unamortized compensation expense at November 2, 2013 was $86.3 million, which was expected to be recognized over a weighted-average remaining period of 1.9 years.

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

Stock option activity. A summary of the stock option activity for the nine month period ended November 1, 2014 is presented below:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at February 1, 2014	1,169	$14.07
Granted	—	—
Exercised	(627)	14.05
Forfeited	—	—
Outstanding at November 1, 2014, all vested	542	$14.09	1.22	$36,130

No stock options were granted during the nine month periods ended November 1, 2014 and November 2, 2013.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of November 1, 2014 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$11.47	to	$13.77	119	1.23	$13.27
13.84	to	13.89	57	0.54	13.85
13.91	to	13.91	190	1.36	13.91
13.92	to	14.44	112	0.67	14.30
14.45	to	16.39	64	2.31	16.01
$11.47	to	$16.39	542	1.22	$14.09

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

For the three and nine month periods ended November 1, 2014, approximately 1,900 and 5,700 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented. For the three and nine month periods ended November 2, 2013, 1,100 shares and approximately 2,300 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
November 1, 2014
Shares	205,866	2,099	207,965	207,460	2,281	209,741
Amount	$0.94	$(0.01)	$0.93	$3.26	$(0.04)	$3.22

November 2, 2013
Shares	211,986	2,817	214,803	213,743	2,919	216,662
Amount	$0.81	$(0.01)	$0.80	$2.90	$(0.04)	$2.86

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts, consists of the following:

($000)	November 1, 2014	February 1, 2014	November 2, 2013
6.38% Series A Senior Notes due 2018	$85,000	$85,000	$85,000
6.53% Series B Senior Notes due 2021	65,000	65,000	65,000
3.375% Senior Notes due 2024¹	248,339	—	—
Total	$398,339	$150,000	$150,000
¹Net of unamortized discount of $1.7 million at November 1, 2014.

In September 2014, the Company issued unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million at a price equal to 99.329% of the principal amount. Cash proceeds, net of discount and other issuance fees and expenses, were approximately $246 million and were used to purchase the Company’s New York buying office for $222 million and for other general corporate purposes. Interest on the 2024 Notes is payable semi-annually beginning March 2015. At November 1, 2014, the total unamortized discount related to the 2024 Notes was $1.7 million.

At November 1, 2014, the Company also had outstanding two series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of November 1, 2014, we were in compliance with these covenants.

The collective fair value of these senior notes is approximately $426 million as of November 1, 2014 and is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance. The senior notes are subject to prepayment penalties for early payment of principal.

Revolving credit facility. The Company's $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of November 1, 2014 the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to certain financial covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of November 1, 2014, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of November 1, 2014, February 1, 2014, and November 2, 2013, the reserves for unrecognized tax benefits were $101.1 million, $104.9 million, and $100.3 million inclusive of $23.4 million, $24.6 million, and $21.4 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $50.3 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $5.2 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2011 through 2013. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2009 through 2013. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Dublin, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of November 1, 2014 and November 2, 2013, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended November 1, 2014 and November 2, 2013, and of cash flows for the nine-month periods ended November 1, 2014 and November 2, 2013. These interim financial statements are the responsibility of the Company's management.

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
December 10, 2014

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,214 locations in 33 states, the District of Columbia and Guam as of November 1, 2014. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 60% off department and specialty store regular prices. We also operate 152 dd’s DISCOUNTS stores in 15 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at everyday savings of 20% to 70% off moderate department and discount store regular prices as of November 1, 2014.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended November 1, 2014 and November 2, 2013:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Sales
Sales (millions)	$2,599	$2,398	$8,009	$7,489
Sales growth	8.4%	6.0%	6.9%	7.6%
Comparable store sales growth	4%	2%	2%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.4%	72.8%	71.6%	71.7%
Selling, general and administrative	15.8%	15.9%	14.8%	15.0%
Interest expense (income), net	0.0%	0.0%	0.0%	0.0%

Earnings before taxes (as a percent of sales)	11.8%	11.3%	13.6%	13.3%

Net earnings (as a percent of sales)	7.4%	7.2%	8.4%	8.3%

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

	Three Months Ended		Nine Months Ended
Store Count	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Beginning of the period	1,338	1,253	1,276	1,199
Opened in the period	28	33	95	88
Closed in the period	—	(1)	(5)	(2)
End of the period	1,366	1,285	1,366	1,285

Sales. Sales for the three month period ended November 1, 2014 increased $200.7 million, or 8%, compared to the three month period ended November 2, 2013, due to the opening of 81 net new stores between November 2, 2013 and November 1, 2014 and a 4% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the nine month period ended November 1, 2014 increased $519.7 million, or 7%, compared to the nine month period ended November 2, 2013, due to the opening of 81 net new stores between November 2, 2013 and November 1, 2014 and a 2% increase in “comparable” store sales.

Our sales mix for the three and nine month periods ended November 1, 2014 and November 2, 2013 is shown below:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Ladies	29%	30%	30%	31%
Home Accents and Bed and Bath	25%	24%	23%	23%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%	13%
Shoes	13%	13%	13%	13%
Men's	12%	12%	13%	12%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies — continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve our regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended November 1, 2014, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and nine month periods ended November 1, 2014 increased $136 million and $366 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 81 net new stores between November 2, 2013 and November 1, 2014 and a 4% and 2% increase in comparable store sales, respectively.

Cost of goods sold as a percentage of sales for the three month period ended November 1, 2014 decreased approximately 40 basis points from the same period in the prior year, benefiting from a 55 basis point improvement in merchandise margin and a five basis point improvement in distribution costs due to the timing of packaway-related costs. This was partially offset by a 10 basis point increase each in freight and buying costs.

Cost of goods sold as a percentage of sales for the nine month period ended November 1, 2014 decreased approximately 10 basis points from the same period in the prior year primarily due to a 25 basis point improvement in merchandise margin. These improvements were partially offset by a 10 basis point increase in occupancy costs and a five basis point increase in buying costs.

We cannot be sure that the gross profit margins realized for the three and nine month periods ended November 1, 2014 will continue in the future.

Selling, general and administrative expenses. For the three and nine month periods ended November 1, 2014, selling, general and administrative expenses ("SG&A") increased $28 million and $60 million compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 81 net new stores between November 2, 2013 and November 1, 2014.

Selling, general and administrative expenses as a percentage of sales for both the three and nine month periods ended November 1, 2014 declined 15 and 25 basis points, respectively, compared to the same period in the prior year. The decline for the three months ended November 1, 2014 was due mainly to leverage on the 4% same store sales increase. For the nine month period ended November 1, 2014, the decline was primarily due to the benefit from the favorable resolution of an outstanding legal matter and tight expense control.

Interest expense (income), net. Net interest expense as a percentage of sales for both the three and nine month periods ended November 1, 2014 increased slightly as compared to the same periods in the prior year, primarily due to the issuance of our 2024 Notes during the quarter and lower capitalization of construction interest.

Taxes on earnings. Our effective tax rate for the three month periods ended November 1, 2014 and November 2, 2013 was approximately 37% and 36%, respectively, and our effective tax rate for both of the nine month periods ended November 1, 2014 and November 2, 2013 was approximately 38%. Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2014 will be approximately 38%.

Net earnings. Net earnings as a percentage of sales for the three and nine month periods ended November 1, 2014 was higher compared to the same periods in the prior year primarily due to both lower cost of goods sold and lower SG&A expenses as a percentage of sales.

Earnings per share. Diluted earnings per share for the three and nine month periods ended November 1, 2014 were $0.93 and $3.22, respectively, compared to $0.80 and $2.86, respectively, for the three and nine month periods ended November 2, 2013. The increases in diluted earnings per share for both the three and nine month periods ended November 1, 2014 are attributable to an increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to the stock repurchase program.

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

	Nine Months Ended
($000)	November 1, 2014	November 2, 2013
Cash provided by operating activities	$981,982	$681,221
Cash used in investing activities	(544,287)	(436,905)
Cash used in financing activities	(289,285)	(518,807)
Net increase (decrease) in cash and cash equivalents	$148,410	$(274,491)

Operating Activities

Net cash provided by operating activities was $982.0 million and $681.2 million for the nine month periods ended November 1, 2014 and November 2, 2013, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the nine month period ended November 1, 2014, compared to the same period in the prior year was primarily due to higher net earnings and an increase in accounts payable leverage (defined as accounts payable divided by merchandise inventory). The change in accounts payable net of the change in merchandise inventory, resulted in a source of cash of approximately $115 million for the nine months ended November 1, 2014, compared to a use of cash of approximately $82 million for the nine months ended November 2, 2013. Accounts payable leverage was 76%, 62%, and 64% as of November 1, 2014, February 1, 2014, and November 2, 2013, respectively. Changes in accounts payable leverage are primarily driven by the levels and timing of inventory receipts and payments.

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

Changes in packaway inventory levels impact our operating cash flow. As of November 1, 2014, packaway inventory was 42% of total inventory compared to 49% at the end of fiscal 2013. At the end of the third quarter for fiscal 2013, packaway inventory was 45% of total inventory compared to 47% at the end of fiscal 2012.

Investing Activities

Net cash used in investing activities was $544.3 million and $436.9 million for the nine month periods ended November 1, 2014 and November 2, 2013, respectively. The increase in cash used for investing activities for the nine month period ended November 1, 2014, compared to the nine month period ended November 2, 2013 was primarily due to an increase in our capital expenditures.

Our capital expenditures were $551.5 million and $423.2 million for the nine month periods ended November 1, 2014 and November 2, 2013, respectively. Our capital expenditures include costs to build or expand distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices.

On September 22, 2014, we completed the purchase of the office building where our New York buying office is located for $222 million.

We are currently forecasting approximately $700 million in capital expenditures for fiscal year 2014, up from $551 million in fiscal 2013. This forecast includes funding costs for fixtures and leasehold improvements to open new Ross and dd's DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. The increase in capital expenditures in 2014 compared to 2013 is primarily driven by the purchase of our New York buying office. Our currently planned capital expenditures of approximately $700 million for 2014 reflect a decrease from the amount we forecast previously of $730 million for 2014, primarily due to a timing shift of distribution center and buying office-related capital spending from 2014 to 2015, and revision of certain store-related construction estimates. We expect to fund the remaining $150 million of planned capital expenditures in the balance of 2014 primarily with available cash and cash flows from operations.

We had no purchases of investments for the nine month period ended November 1, 2014 and purchases of $12.0 million for the nine month period ended November 2, 2013. We had proceeds from the maturity of investments of $12.0 million and $1.2 million for the nine month periods ended November 1, 2014 and November 2, 2013, respectively.

Financing Activities

Net cash used in financing activities was $289.3 million and $518.8 million for the nine month periods ended November 1, 2014 and November 2, 2013, respectively. For the nine month periods ended November 1, 2014 and November 2, 2013, our liquidity and capital requirements were provided by available cash, cash flows from operations, and the issuance of our 2024 Notes.

In September 2014, we issued $250 million of unsecured 3.375% Senior Notes due September 2024 and used most of the net proceeds of approximately $246 million to purchase our New York buying office building for $222 million. We plan to use the remaining $24 million for other general corporate purposes.

In January 2013, our Board of Directors approved a two-year $1.1 billion stock repurchase program for fiscal 2013 and 2014.

We repurchased 5.9 million and 6.4 million shares of common stock for aggregate purchase prices of approximately $418.5 million and $421.3 million during the nine month periods ended November 1, 2014, and November 2, 2013, respectively. We also acquired 0.5 million and 0.5 million shares of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $38.7 million and $29.1 million during the nine month periods ended November 1, 2014 and November 2, 2013, respectively.

For the nine month periods ended November 1, 2014 and November 2, 2013, we paid dividends of $126.8 million and $111.4 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank lines, and other credit sources to meet our capital and liquidity requirements, including lease payment obligations in 2014.

Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of November 1, 2014 we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of November 1, 2014:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$—	$85,000	$315,000	$400,000
Interest payment obligations	18,105	36,210	32,821	52,268	139,404
Operating leases (rent obligations)	428,513	843,024	591,720	511,924	2,375,181
New York buying office ground lease²	6,418	12,835	12,835	960,590	992,678
Purchase obligations	2,020,466	40,021	—	—	2,060,487
Total contractual obligations	$2,473,502	$932,090	$722,376	$1,839,782	$5,967,750

1We have a $101.1 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a 99-year ground lease.

Senior notes. In September 2014, we issued unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. The 2024 Notes were issued at a price equal to 99.329% of the principal amount. Interest on the 2024 Notes is payable semi-annually beginning March 2015.

At November 1, 2014 we also had outstanding two series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of November 1, 2014, we were in compliance with these covenants.

Interest on these notes is included in Interest payment obligations in the table above. These notes are subject to prepayment penalties for early payment of principal.

Off-Balance Sheet Arrangements

Operating leases. We currently lease all but three of our store locations. We also lease three warehouse facilities, two truck and trailer parking facilities, and a buying office. In addition, we have a ground lease related to our New York buying office. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

We lease three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2016 and 2017. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2019. The leases for the two Carlisle, Pennsylvania warehouses contain renewal provisions.

We lease a 10-acre parcel for trailer parking adjacent to our Perris, California distribution center that expires in 2017 and a 20-acre facility located in Moreno Valley, California primarily for ancillary truck and trailer parking that expires in 2015. Both of these leases contain renewal provisions.

We currently lease approximately 68,000 square feet of office space for our Los Angeles buying office. The lease term for this facility expires in 2017 and contains renewal provisions.

Purchase obligations. As of November 1, 2014 we had purchase obligations of approximately $2,060 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service, transportation, and maintenance contracts.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at November 1, 2014:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$600,000	$—	$—	$600,000
Total commercial commitments	$—	$600,000	$—	$—	$600,000
For additional information relating to this credit facility, refer to Note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of November 1, 2014 we had no borrowings outstanding or standby letters of credit issued under this facility and were in compliance with the covenants.

Our revolving credit facility has covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of November 1, 2014 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of November 1, 2014 and November 2, 2013, we had $22.0 million and $24.3 million, respectively, in standby letters of credit outstanding and $54.2 million and $47.2 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $35.0 million and $37.7 million in trade letters of credit outstanding at November 1, 2014 and November 2, 2013, respectively.

Dividends. In November 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on December 31, 2014.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2014, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2014.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of November 1, 2014.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of November 1, 2014, we had no borrowings outstanding under our revolving credit facility.

In addition, we have two outstanding series of unsecured notes held by institutional investors: Series A for $85 million accrues interest at 6.38% and Series B for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of November 1, 2014 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates and is therefore, unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended November 1, 2014. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2014 third fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Provision for litigation costs and other legal proceedings” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our third fiscal quarter of 2014, and information we provide in our press releases, telephonic reports, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected growth, financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

•
A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores or a distribution center. Our corporate headquarters, Los Angeles buying office, two distribution centers, two warehouses, and 25% of our stores are located in California.

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

•	Improve new store sales and profitability, especially in newer regions and markets.

•	Add capacity to our existing distribution centers, find new distribution center sites, and build out planned additional distribution centers timely and cost effectively.

•	Achieve and maintain targeted levels of productivity and efficiency in our existing and new distribution centers.

•	Lease or acquire acceptable new store sites with favorable demographics and long-term financial returns.

•	Identify and successfully enter new geographic markets.

•	Achieve planned gross margins, by effectively managing inventories, markdowns, and inventory shortage.

•	Effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2014 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
August
(8/03/2014 - 8/30/2014)	528,675	$68.40	524,683	$236,700
September
(8/31/2014 - 10/04/2014)	769,734	$75.56	759,566	$179,300
October
(10/05/2014 - 11/01/2014)	611,273	$78.27	611,046	$131,500
Total	1,909,682	$74.44	1,895,295

1We acquired 14,387 shares of treasury stock during the quarter ended November 1, 2014. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date:	December 10, 2014	By:	/s/Michael J. Hartshorn
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

3.2	Amendment of Certificate of Incorporation dated July 18, 2011, incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

3.3	Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013, incorporated by reference to Exhibit 3.3 to the Form 10-K filed by Ross Stores, Inc. for the year ended February 2, 2013.

4.1	Indenture, dated as of September 18, 2014, between Ross Stores, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to the 8-K filed by Ross Stores on September 18, 2014.

4.2	Officers’ Certificate, dated as of September 18, 2014, establishing the terms and form of the Notes, incorporated by reference to Exhibit 4.2 to the 8-K filed by Ross Stores on September 18, 2014.

4.3	Form of the 3.375% Senior Notes Due 2024, included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the 8-K filed by Ross Stores on September 18, 2014.

10.1	Amendment No. 2 to Credit Agreement, dated August 18, 2014, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores for its quarter ended August 2, 2014.

10.2
Underwriting Agreement, dated as of September 15, 2014, by and among Ross Stores, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the 8-K filed by Ross Stores on September 18, 2014.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 10, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase