Form 10-K
period 2015-01-31
ROSS STORES INC
filed 2015-03-31
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer    X    Accelerated filer         Non-accelerated filer         Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    X
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 2, 2014 was $13,252,215,244, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock, with $.01 par value, outstanding on March 9, 2015 was 207,489,276.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant's 2015 Annual Meeting of Stockholders, which will be filed on or before June 1, 2015, are incorporated herein by reference into Part III.

PART I
ITEM 1. BUSINESS
Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.
Ross is the largest off-price apparel and home fashion chain in the United States, with 1,210 locations in 33 states, the District of Columbia and Guam, as of January 31, 2015. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross' target customers are primarily from middle income households.
We also operate 152 dd’s DISCOUNTS stores in 15 states as of January 31, 2015. dd's DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood and its target customers typically come from households with more moderate incomes than Ross customers.
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
We refer to our fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013 as fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Fiscal 2014 and 2013 were each 52-week years. Fiscal 2012 was a 53-week year.

Merchandising, Purchasing, and Pricing
We seek to provide our customers with a wide assortment of first-quality, in-season, brand name and designer apparel, accessories, footwear, and home merchandise for the entire family at savings of 20% to 60% below department and specialty store regular prices every day at Ross, and 20% to 70% below moderate department and discount store regular prices at dd’s DISCOUNTS. We sell recognizable brand name merchandise that is current and fashionable in each category. New merchandise typically is received from three to six times per week at both Ross and dd’s DISCOUNTS stores. Our buyers review their merchandise assortments on a weekly basis, enabling them to respond to selling trends and purchasing opportunities in the market. Our merchandising strategy is reflected in our advertising, which emphasizes a strong value message. Our stores offer a treasure-hunt shopping experience where customers can find great savings every day on a broad assortment of brand name bargains for the family and the home.

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
We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection within each classification with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. The mix of comparable store sales by department in fiscal 2014 was approximately as follows: Ladies 29%, Home Accents and Bed and Bath 24%, Accessories, Lingerie, Fine Jewelry, and Fragrances 13%, Men's 13%, Shoes

13%, and Children's 8%. These merchandise offerings include, but are not limited to, small furniture and furniture accents, educational toys and games, luggage, gourmet food and cookware, watches, and sporting goods.

Purchasing. We have a combined network of approximately 8,200 merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced any difficulty in obtaining sufficient merchandise inventory.
We believe that our ability to effectively execute certain off-price buying strategies is a key factor in our success. Our buyers use a number of methods that enable us to offer our customers brand name and designer merchandise at strong discounts every day relative to department and specialty stores for Ross and moderate department and discount stores for dd’s DISCOUNTS. By purchasing later in the merchandise buying cycle than department, specialty, and discount stores, we are able to take advantage of imbalances between retailers’ demand for products and manufacturers’ supply of those products.
Unlike most department and specialty stores, we typically do not require that manufacturers provide promotional allowances, co-op advertising allowances, return privileges, split shipments, drop shipments to stores, or delayed deliveries of merchandise. For most orders, only one delivery is made to one of our five distribution centers. These flexible requirements further enable our buyers to obtain significant discounts on in-season purchases.
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
In fiscal 2014, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 45% and 49% of total inventories as of January 31, 2015 and February 1, 2014, respectively, and reflects our merchants’ continued ability to take advantage of a large amount of close-out opportunities in the marketplace. We believe the strong discounts we are able to offer on packaway merchandise are one of the key drivers of our business results.
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
Over the past year, we continued to make strategic investments in our merchandising organization to further enhance our ability to deliver name brand bargains to our customers. At the end of fiscal 2014, we had approximately 700 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average eight years of experience, including merchandising positions with other retailers such as Bloomingdale's, Burlington Stores, Foot Locker, Kohl’s, Loehmann’s, Lord & Taylor, Macy's, Nordstrom, Saks, and TJX. We expect to continue to make additional targeted investments in new merchants to further develop our relationships with an expanding number of manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.
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

Stores
As of January 31, 2015, we operated a total of 1,362 stores comprised of 1,210 Ross stores and 152 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, we cluster Ross stores to benefit from economies of scale in advertising, distribution, and field management. We do the same for dd’s DISCOUNTS stores.
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
We accept a variety of payment methods. We provide refunds on all merchandise (not used, worn, or altered) returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or refunded with store credit.

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

Information Systems
We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Recent initiatives include enhancements to our merchandise planning, core merchandising, allocation management, and store point-of-sale and store labor management systems. These initiatives support our expansion in both new and existing markets and our assortment execution and plan achievement, while also supporting future growth.

Distribution
We own and operate five distribution processing facilities – two in California, one in Pennsylvania, and two in South Carolina. We ship all of our merchandise to our stores through these distribution centers, which are large, highly automated, and built to suit our specific off-price business model. An additional distribution center in Shafter, California is currently under construction and expected to open in 2015.

Currently we own four and lease three other warehouse facilities for packaway storage. We also use other third-party facilities as needed for storage of packaway inventory.
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

Advertising
Advertising for Ross Dress for Less relies primarily on television to communicate the Ross value proposition— savings off the same brands carried at leading department stores every day. This strategy reflects our belief that television is the most efficient and cost effective medium for communicating our brand position. While television is our primary advertising medium, we continue to utilize additional channels to communicate our brand position. Advertising for dd’s DISCOUNTS is primarily focused on new store grand openings and local media initiatives.

Trademarks
The trademarks for Ross Dress For Less® and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees
As of January 31, 2015, we had approximately 71,400 total employees, which includes both full and part-time employees. Additionally, we hire temporary employees especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

Competition
We believe the principal competitive factors in the off-price retail apparel and home fashion industry are offering significant discounts on brand name merchandise, offering a well-balanced assortment that appeals to our target customers, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we continue to make strategic investments in our merchandising organization. We also continue to make improvements to our core merchandising system to strengthen our ability to plan, buy, and allocate product based on more local versus regional trends. We believe that we are well-positioned to compete based on each of these factors.
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

Available Information
The internet address for our corporate website is www.rossstores.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and any amendments to those reports are made available free of charge on or through the Investors section of our corporate website promptly after being electronically filed with the Securities and Exchange Commission. The information found on our corporate website is not part of this, or any other report or regulatory filing we file with or furnish to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2014, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected growth, financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”
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

•
A downturn in the economy or a natural disaster in California or in another region where we have a concentration of stores or a distribution center. Our corporate headquarters, Los Angeles buying office, two operating distribution centers, two warehouses, and 25% of our stores are located in California.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
At January 31, 2015, we operated a total of 1,362 stores, of which 1,210 were Ross locations in 33 states, the District of Columbia and Guam, and 152 were dd’s DISCOUNTS stores in 15 states. All stores are leased, with the exception of three locations which we own.
During fiscal 2014, we opened 73 new Ross stores and closed nine existing stores. The average approximate Ross store size is 28,800 square feet.
During fiscal 2014, we opened 22 new dd’s DISCOUNTS stores and closed no existing stores. The average approximate dd’s DISCOUNTS store size is 23,400 square feet.
During fiscal 2014, no one store accounted for more than 1% of our sales.
We carry earthquake insurance to help mitigate the risk of financial loss due to an earthquake.
Our real estate strategy in 2015 is to open stores in states where we currently operate, to increase our market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. We also expect to continue our store expansion in newer markets in 2015. Important considerations in evaluating a new store location in both newer and more established markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state/territory as of January 31, 2015 and February 1, 2014.

State/Territory	January 31, 2015	February 1, 2014
Alabama	19	20
Arizona	68	67
Arkansas	6	4
California	335	315
Colorado	30	27
Delaware	1	1
District of Columbia	1	1
Florida	166	156
Georgia	51	51
Guam	1	1
Hawaii	17	15
Idaho	10	10
Illinois	49	37
Indiana	5	2
Kansas	6	4
Kentucky	5	3
Louisiana	14	13
Maryland	23	22
Mississippi	8	6
Missouri	16	14
Montana	6	6
Nevada	31	29
New Jersey	13	11
New Mexico	10	9
North Carolina	38	36
Oklahoma	20	19
Oregon	31	28
Pennsylvania	43	39
South Carolina	21	22
Tennessee	29	29
Texas	197	189
Utah	16	15
Virginia	34	34
Washington	40	39
Wyoming	2	2
Total	1,362	1,276

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At January 31, 2015, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is five years or 21 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.
See additional discussion under “Stores” in Item 1.

The following table summarizes the location and approximate sizes of our distribution centers, warehouses, and office locations as of January 31, 2015. Square footage information for the distribution centers and warehouses represents total ground floor area of the facility. Square footage information for office space represents total space owned and leased. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own / Lease
Distribution centers
Carlisle, Pennsylvania	425,000	Own
Fort Mill, South Carolina	1,200,000	Own
Moreno Valley, California	1,300,000	Own
Perris, California	1,300,000	Own
Rock Hill, South Carolina	1,200,000	Own
Shafter, California¹	1,700,000	Own

Warehouses
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	251,000	Lease
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina	428,000	Own
Perris, California	699,000	Own
Riverside, California	449,000	Own

Office space
Dublin, California	414,000	Own
Los Angeles, California	68,000	Lease
New York City, New York	572,000	Own
¹We are currently in the process of completing the infrastructure build-out of this distribution center site with an estimated occupancy of 2015.
See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS

Like many California retailers, we have been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of January 31, 2015.

We are also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against us include commercial, product and product safety, customer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that we violated federal, state, and / or local laws. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.
We believe that the resolution of our pending class action litigation and other currently pending legal and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of the Registrant
The following sets forth the names and ages of our executive officers, indicating each person's principal occupation or employment during at least the past five years. The term of office is at the discretion of our Board of Directors.

Name	Age	Position
Michael Balmuth	64	Executive Chairman of the Board
Barbara Rentler	57	Chief Executive Officer
James S. Fassio	60	President and Chief Development Officer
Michael O’Sullivan	51	President and Chief Operating Officer
Lisa Panattoni	52	President, Merchandising, Ross Dress for Less
Bernie Brautigan	50	Group Executive Vice President, Merchandising, Ross Dress for Less
John G. Call	56	Executive Vice President, Finance and Legal, and Corporate Secretary
Michael J. Hartshorn	47	Group Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Mr. Balmuth has served as Executive Chairman of the Board of Directors since June 2014. From 1996 to May 2014, he was Vice Chairman of the Board of Directors and Chief Executive Officer. He also served as President from 2005 to 2009. Previously, Mr. Balmuth was Executive Vice President, Merchandising from 1993 to 1996 and Senior Vice President and General Merchandise Manager from 1989 to 1993. Before joining Ross, he was Senior Vice President and General Merchandising Manager at Bon Marché in Seattle from 1988 to 1989 and Executive Vice President and General Merchandising Manager for Karen Austin Petites from 1986 to 1988.

Ms. Rentler has served as Chief Executive Officer and a member of the Board of Directors since June 2014. From 2009 to May 2014, she was President and Chief Merchandising Officer, Ross Dress for Less and Executive Vice President, Merchandising, from 2006 to 2009. She also served at dd’s DISCOUNTS as Executive Vice President and Chief Merchandising Officer from 2005 to 2006 and Senior Vice President and Chief Merchandising Officer from 2004 to 2005. Prior to that, she held various merchandising positions since joining the Company in 1986.

Mr. Fassio has served as President and Chief Development Officer since 2009. Prior to that, he was Executive Vice President, Property Development, Construction and Store Design from 2005 to 2009 and Senior Vice President, Property Development, Construction and Store Design from 1991 to 2005. He joined the Company in 1988 as Vice President of Real Estate. Prior to joining Ross, Mr. Fassio held various retail and real estate positions with Safeway Stores, Inc.

Mr. O’Sullivan has served as President and Chief Operating Officer since 2009 and a member of the Board of Directors since June 2014. From 2005 to 2009, he was Executive Vice President and Chief Administrative Officer and Senior Vice President, Strategic Planning and Marketing from 2003 to 2005. Before joining Ross, Mr. O’Sullivan was a partner with Bain & Company, providing consulting advice to retail, consumer goods, financial services and private equity clients since 1991.

Ms. Panattoni has served as President, Merchandising, Ross Dress for Less since June 2014 with responsibility for all of the Home businesses, Men’s, Junior Sportswear, Lingerie, and Cosmetics. Previously, she was Group Executive Vice President, Merchandising at Ross from 2009 to May 2014. She joined the Company in 2005 as Senior Vice President and General Merchandise Manager of Home and was promoted to Executive Vice President later that same year. Prior to joining Ross, Ms. Panattoni was with The TJX Companies, where she served as Senior Vice President of Merchandising and Marketing for HomeGoods from 1998 to 2004 and as Divisional Merchandise Manager of the Marmaxx Home Store from 1994 to 1998.

Mr. Brautigan has served as Group Executive Vice President, Merchandising, Ross Dress for Less since June 2014, with responsibility for Ladies and Children’s apparel, Shoes, Accessories, and Jewelry. Previously, he was Executive Vice President of Merchandising at Ross from 2009 to May 2014. From 2006 to 2009, Mr. Brautigan was Senior Vice President and General Merchandise Manager and Group Vice President of Shoes from 2003 to 2006. Prior to Ross, he spent 20 years in various merchandising positions at Macy’s East.

Mr. Call has served as Executive Vice President, Finance and Legal, and Corporate Secretary since March 2014. From 2012 to 2014, Mr. Call was Group Senior Vice President and Chief Financial Officer, with additional oversight for Legal and the Corporate Secretary function. From 1997 to 2012, he was Senior Vice President and Chief Financial Officer and also served as Corporate Secretary from 1997 to 2009. Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman’s from 1993 until 1997. For ten years prior to joining Friedman’s, Mr. Call held various positions with Ernst & Young LLP.

Mr. Hartshorn has served as Group Senior Vice President, Chief Financial Officer since March 2015. Previously, he was Senior Vice President and Chief Financial Officer from 2014 to March 2015, Senior Vice President and Deputy Chief Financial Officer from 2012 to 2014, Group Vice President, Finance and Treasurer from 2011 to 2012, and Vice President, Finance and Treasurer from 2006 to 2011. From 2002 to 2006, he held a number of management roles in the Ross IT and supply chain organizations. He initially joined the Company in 2000 as Director and Assistant Controller. For seven years prior to joining Ross, Mr. Hartshorn held various financial roles at The May Department Stores Company.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 817 stockholders of record as of March 9, 2015 and the closing stock price on that date was $105.45 per share.
Cash dividends. In February 2015, our Board of Directors declared a quarterly cash dividend of $0.235 per common share, payable on March 31, 2015. Our Board of Directors declared cash dividends of $0.20 per common share in February, May, August, and November 2014, cash dividends of $0.17 per common share in January, May, August, and November 2013, and cash dividends of $0.14 per common share in January, May, August, and November 2012.
Stock dividends. In March 2015, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend, to be paid on June 11, 2015 to stockholders of record as of April 22, 2015. The stock split will not have an impact on our consolidated financial position or results of operations. Share and per share amounts have not been restated to reflect the pending stock split.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2014 is as follows:

Period	Total number of shares (or units) purchased¹	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(11/02/2014 - 11/29/2014)	377,109	$83.30	373,384	$100,400
December
(11/30/2014 - 01/03/2015)	599,206	$91.83	598,944	$45,400
January
(01/04/2015 - 01/31/2015)	484,038	$93.89	483,915	—
Total	1,460,353	$90.31	1,456,243	$0

¹ We acquired 4,110 shares of treasury stock during the quarter ended January 31, 2015. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

In February 2015, our Board of Directors approved a new two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and S&P Retailing Group

		Indexed Returns for Years Ended
	Base Period
Company / Index	2010	2011	2012	2013	2014	2015
Ross Stores, Inc.	100	144	228	267	309	421
S&P 500 Index	100	122	127	149	181	206
S&P Retailing Group	100	130	151	196	248	297

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

($000, except per share data)	2014	2013		2012	¹	2011	2010

Operations
Sales	$11,041,677	$10,230,353		$9,721,065		$8,608,291	$7,866,100
Cost of goods sold	7,937,956	7,360,924		7,011,428		6,240,760	5,729,735
Percent of sales	71.9%	72.0%		72.1%		72.5%	72.8%
Selling, general and administrative	1,615,371	1,526,366		1,437,886		1,304,065	1,229,775
Percent of sales	14.6%	14.9%		14.8%		15.2%	15.6%
Interest expense (income), net	2,984	(247)		6,907		10,322	9,569
Earnings before taxes	1,485,366	1,343,310		1,264,844		1,053,144	897,021
Percent of sales	13.5%	13.1%		13.0%		12.2%	11.4%
Provision for taxes on earnings	560,642	506,006		478,081		395,974	342,224
Net earnings	924,724	837,304		786,763		657,170	554,797
Percent of sales	8.4%	8.2%		8.1%		7.6%	7.1%
Basic earnings per share²	$4.47	$3.93		$3.59		$2.91	$2.35
Diluted earnings per share²	$4.42	$3.88		$3.53		$2.86	$2.31

Cash dividends declared
per common share²	$0.80	$0.51	³	$0.59		$0.47	$0.35

¹ Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.
² All per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.
³ Dividend declaration of $0.20 per share for the fourth quarter which historically had been declared in January was declared in February 2014.

Selected Financial Data

($000, except per share data)	2014	2013	2012	¹	2011	2010

Financial Position
Cash and cash equivalents	$696,608	$423,168	$646,761		$649,835	$833,924
Merchandise inventory	1,372,675	1,257,155	1,209,237		1,130,070	1,086,917
Property and equipment, net	2,273,752	1,875,299	1,493,284		1,241,722	983,776
Total assets	4,703,134	3,896,797	3,670,561		3,301,209	3,116,204
Return on average assets	22%	22%	23%		20%	19%
Working capital	603,422	474,102	608,845		578,319	690,919
Current ratio	1.4:1	1.3:1	1.4:1		1.4:1	1.5:1
Long-term debt	398,375	150,000	150,000		150,000	150,000
Long-term debt as a percent
of total capitalization	15%	7%	8%		9%	10%
Stockholders' equity	2,279,210	2,007,302	1,766,863		1,493,012	1,332,692
Return on average
stockholders' equity	43%	44%	48%		47%	45%
Book value per common share
outstanding at year-end²	$10.99	$9.41	$8.00		$6.58	$5.64

Operating Statistics
Number of stores opened	95	88	82		80	56
Number of stores closed	9	11	8		10	6
Number of stores at year-end	1,362	1,276	1,199		1,125	1,055
Comparable store sales increase³
(52-week basis)	3%	3%	6%		5%	5%
Sales per average square foot of
selling space (52-week basis)	$372	$362	$355		$338	$324
Square feet of selling space
at year-end (000)	30,400	28,900	27,800		26,100	24,800
Number of employees at year-end	71,400	66,300	57,500		53,900	49,500
Number of common stockholders
of record at year-end	817	823	831		817	804
¹ Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.
² All per share amounts have been adjusted for the two-for-one stock split effective December 15, 2011.
³ Comparable stores are stores open for more than 14 complete months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,210 locations in 33 states, the District of Columbia and Guam as of January 31, 2015. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 152 dd’s DISCOUNTS stores in 15 states as of January 31, 2015 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our primary objective is to pursue and refine our existing off-price strategies to maintain and improve both profitability and financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry and believe our share gains over the past few years were driven mainly by continued focus on value by consumers. Our sales and earnings gains in 2014 continued to benefit from efficient execution of our off-price model throughout all areas of our business. Our merchandise and operational strategies are designed to take advantage of the expanding market share of the off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling discounts every day.

We refer to our fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013 as fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Fiscal 2014 and 2013 were 52-week years. Fiscal 2012 was a 53-week year.

Results of Operations

The following table summarizes the financial results for fiscal 2014, 2013, and 2012:

	2014	2013	2012	¹
Sales
Sales (millions)	$11,042	$10,230	$9,721
Sales growth	7.9%	5.2%	12.9%
Comparable store sales growth (52-week basis)	3%	3%	6%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.9%	72.0%	72.1%
Selling, general and administrative	14.6%	14.9%	14.8%
Interest expense (income), net	0.0%	0.0%	0.1%

Earnings before taxes (as a percent of sales)	13.5%	13.1%	13.0%

Net earnings (as a percent of sales)	8.4%	8.2%	8.1%
¹Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.

Stores. Total stores open at the end of fiscal 2014, 2013, and 2012 were 1,362, 1,276, and 1,199, respectively. The number of stores at the end of fiscal 2014, 2013, and 2012 increased by 7%, 6%, and 7% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

Store Count	2014	2013	2012
Beginning of the period	1,276	1,199	1,125
Opened in the period	95	88	82
Closed in the period	(9)	(11)	(8)
End of the period	1,362	1,276	1,199

Selling square footage at the end of the period (000)	30,400	28,900	27,800

Sales. Sales for fiscal 2014 increased $0.8 billion, or 7.9%, compared to the prior year due to the opening of 86 net new stores during 2014 and a 3% increase in comparable store sales (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2013 increased $0.5 billion, or 5.2%, compared to the prior year due to the opening of 77 net new stores during 2013 and a 3% increase in sales from comparable stores.
Our sales mix is shown below for fiscal 2014, 2013, and 2012:

	2014	2013	2012
Ladies	29%	29%	29%
Home Accents and Bed and Bath	24%	24%	24%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%
Men's	13%	13%	13%
Shoes	13%	13%	13%
Children's	8%	8%	8%
Total	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2014, 2013, and 2012, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2014 increased $577.0 million compared to the prior year mainly due to increased sales from the opening of 86 net new stores during the year and a 3% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2014 decreased approximately 5 basis points from the prior year primarily due to a 20 basis point increase in merchandise gross margin. This improvement was partially offset by a 15 basis point increase in buying costs.
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
We cannot be sure that the gross profit margins realized in fiscal 2014, 2013, and 2012 will continue in future years.

Selling, general and administrative expenses. For fiscal 2014, selling, general and administrative expenses (“SG&A”) increased $89.0 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 86 net new stores during the year. SG&A as a percentage of sales for fiscal 2014 decreased by approximately 30 basis points compared to the prior year primarily due to tight expense control.
For fiscal 2013, SG&A increased $88.5 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 77 net new stores during the year. SG&A as a percentage of sales for fiscal 2013 increased by approximately 15 basis points compared to the prior year primarily due to higher costs related to the relocation of our data center.
The largest component of SG&A is payroll. The total number of employees, including both full and part-time, as of fiscal year end 2014, 2013, and 2012 was approximately 71,400, 66,300, and 57,500, respectively.
Interest expense (income), net. In fiscal 2014, net interest expense increased by $3.2 million primarily due to the issuance of our unsecured 3.375% Senior Notes due September 2024. As a percentage of sales, net interest expense in fiscal 2014 increased by approximately five basis points compared to the same period in the prior year. The table below shows the components of interest expense and income for fiscal 2014, 2013, and 2012:

($ millions)	2014	2013	2012
Interest expense on long-term debt	$13.0	$9.7	$9.7
Other interest expense	1.2	1.4	1.7
Capitalized interest	(10.8)	(10.8)	(3.9)
Interest income	(0.4)	(0.5)	(0.6)
Total interest expense (income), net	$3.0	$(0.2)	$6.9

Taxes on earnings. Our effective tax rate for fiscal 2014, 2013 and 2012 was approximately 38% in each year, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in laws, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2015 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for fiscal 2014 were higher than fiscal 2013 primarily due to both lower cost of goods sold and lower SG&A expenses. Net earnings as a percentage of sales for fiscal 2013 were higher compared to fiscal 2012 primarily due to lower cost of goods sold partially offset by higher SG&A expenses.

Earnings per share. Diluted earnings per share in fiscal 2014 was $4.42 compared to $3.88 in the prior year period. The 14% increase in diluted earnings per share is attributable to an approximate 10% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2013 was $3.88 compared to $3.53 in fiscal 2012. The 10% increase in diluted earnings per share is attributable to an approximate 6% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

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

($ millions)	2014	2013	2012
Cash provided by operating activities	$1,372.8	$1,022.0	$979.6
Cash used in investing activities	(639.0)	(563.8)	(425.7)
Cash used in financing activities	(460.4)	(681.8)	(557.0)
Net increase (decrease) in cash and cash equivalents	$273.4	$(223.6)	$(3.1)

Operating Activities

Net cash provided by operating activities was $1,372.8 million, $1,022.0 million, and $979.6 million in fiscal 2014, 2013, and 2012 respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

Net cash from operations increased in 2014 compared to 2013 primarily due to higher net earnings and an increase in accounts payable leverage (defined as accounts payable divided by merchandise inventory). The change in accounts payable net of the change in merchandise inventory, resulted in a source of cash of approximately $89 million in fiscal 2014 compared to a use of cash of approximately $52 million and $39 million for fiscal 2013 and 2012, respectively.
Accounts payable leverage was 73%, 62%, and 67% as of January 31, 2015, February 1, 2014, and February 2, 2013, respectively. Changes in accounts payable leverage are primarily driven by the levels and timing of inventory receipts and payments. Accounts payable leverage at the end of fiscal 2013 was also impacted due to the timing shift of the dividend declaration from January 2014 to February 2014.

As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling opportunities in the marketplace. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. We expect to continue to take advantage of packaway inventory opportunities to maximize our ability to deliver bargains to our customers.

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2014, packaway inventory was 45% of total inventory compared to 49% and 47% at the end of fiscal 2013 and 2012, respectively.

Investing Activities

Net cash used in investing activities was $639.0 million, $563.8 million, and $425.7 million in fiscal 2014, 2013, and 2012, respectively. The increases in cash used for investing activities in fiscal 2014, 2013, and 2012 were primarily due to increases in our capital expenditures.

In fiscal 2014, 2013, and 2012, our capital expenditures were $646.7 million, $550.5 million, and $424.4 million, respectively. Our capital expenditures include costs to build or expand distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. We opened 95, 88, and 82 new stores in fiscal 2014, 2013, and 2012, respectively. In September 2014 we completed the purchase of the office building where our New York buying office is located for $222 million.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2014	2013	2012
New York buying office	$210.9	$11.1	$—
Distribution	193.2	248.4	157.9
New stores	119.8	121.3	118.7
Existing stores	79.5	59.1	86.9
Information systems, corporate, and other	43.3	110.6	60.9
Total capital expenditures	$646.7	$550.5	$424.4
We are forecasting approximately $450 million in capital expenditures for fiscal year 2015 to fund costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to primarily fund capital expenditures with available cash and cash flows from operations.

We had no purchases of investments in fiscal 2014 and purchases of $12.0 million and $5.4 million in fiscal 2013 and fiscal 2012, respectively. We had proceeds from investments of $12.0 million, $1.6 million, and $6.2 million in fiscal 2014, 2013, and 2012, respectively.

Financing Activities

Net cash used in financing activities was $460.4 million, $681.8 million, and $557.0 million in fiscal 2014, 2013, and 2012, respectively. During fiscal 2014, 2013, and 2012, our liquidity and capital requirements were provided by available cash and cash flows from operations and in fiscal 2014, the issuance of our unsecured 3.375% Senior Notes due September 2024 ("2024 Notes").

In September 2014, we issued $250 million of unsecured 2024 Notes and used most of the net proceeds of approximately $246 million to purchase our New York buying office building for $222 million and the remaining $24 million for other general corporate purposes.

We repurchased 7.4 million, 8.2 million, and 7.5 million shares of common stock for aggregate purchase prices of approximately $550 million, $550 million, and $450 million in fiscal 2014, 2013, and 2012, respectively. We also acquired 0.5 million shares in each of fiscal 2014, 2013, and 2012 of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $39.0 million, $29.9 million, and $29.4 million during fiscal 2014, 2013, and 2012, respectively. In February 2015, our Board of Directors approved a new two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.
In February 2015, our Board of Directors declared a quarterly cash dividend of $0.235 per common share, payable on March 31, 2015. Our Board of Directors declared cash dividends of $0.20 per common share in February, May, August, and November 2014, cash dividends of $0.17 per common share in January, May, August, and November 2013, and cash dividends of $0.14 per common share in January, May, August, and November 2012.
During fiscal 2014, 2013, and 2012, we paid dividends of $168.5 million, $147.9 million, and $125.7 million, respectively.

In March 2015, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend, to be paid on June 11, 2015 to stockholders of record as of April 22, 2015. The stock split will not have an impact on our consolidated financial position or results of operations. Share and per share amounts have not been restated to reflect the pending stock split.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank lines, and other credit sources to meet our capital and liquidity requirements, including lease payment obligations, in 2015.

Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently

100 basis points) and is payable quarterly and upon maturity. As of January 31, 2015, we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of January 31, 2015:

	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total¹
($000)
Senior notes	$—	$—	$85,000	$315,000	$400,000
Interest payment obligations	18,105	36,210	30,109	50,146	134,570
Operating leases (rent obligations)	432,005	855,580	589,540	475,499	2,352,624
New York buying office ground lease²	6,418	12,835	12,835	958,986	991,074
Purchase obligations	1,928,578	19,726	4,663	—	1,952,967
Total contractual obligations	$2,385,106	$924,351	$722,147	$1,799,631	$5,831,235

1We have a $101.7 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a 99-year ground lease.

Senior notes. In September 2014, we issued unsecured 2024 Notes with an aggregate principal amount of $250 million. The 2024 Notes were issued at a price equal to 99.329% of the principal amount. Interest on the 2024 Notes is payable semi-annually beginning March 2015.

As of January 31, 2015, we also had outstanding two series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of January 31, 2015, we were in compliance with those covenants.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

Off-Balance Sheet Arrangements

Operating leases. We currently lease all but three of our store locations, three warehouse facilities, and a buying office. In addition, we have a ground lease related to our New York buying office. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

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

Purchase obligations. As of January 31, 2015 we had purchase obligations of approximately $1,953 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service, transportation, and maintenance contracts.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at January 31, 2015:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$600,000	$—	$—	$600,000
Total commercial commitments	$—	$600,000	$—	$—	$600,000

For additional information relating to this credit facility, refer to Note D of Notes to Consolidated Financial Statements.

Revolving credit facility. Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of January 31, 2015 we had no borrowings outstanding or standby letters of credit issued under this facility.

Our revolving credit facility has covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of January 31, 2015 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of January 31, 2015 and February 1, 2014, we had $19.5 million and $24.3 million, respectively, in standby letters of credit outstanding and $56.3 million and $47.2 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $32.8 million and $31.6 million in trade letters of credit outstanding at January 31, 2015 and February 1, 2014, respectively.

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
Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. We purchase manufacturer overruns and canceled orders both during and at the end of a season which are referred to as "packaway" inventory. Packaway inventory is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 45%, 49%, and 47% of total inventories as of January 31, 2015, February 1, 2014, and February 2, 2013, respectively. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.
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
Long-lived assets. We review for a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. If analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group, an impairment loss would be recognized to write the asset group down to its fair value. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2014, 2013, or 2012.
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

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2014, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

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
We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of January 31, 2015.
Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of January 31, 2015, we had no borrowings outstanding under our revolving credit facility.
We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrues interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of January 31, 2015 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates and is therefore, unaffected by changes in market interest rates.
Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.
A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended January 31, 2015. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Year Ended	Year Ended	Year Ended
($000, except per share data)	January 31, 2015	February 1, 2014	February 2, 2013
Sales	$11,041,677	$10,230,353	$9,721,065

Costs and Expenses
Cost of goods sold	7,937,956	7,360,924	7,011,428
Selling, general and administrative	1,615,371	1,526,366	1,437,886
Interest expense (income), net	2,984	(247)	6,907
Total costs and expenses	9,556,311	8,887,043	8,456,221

Earnings before taxes	1,485,366	1,343,310	1,264,844
Provision for taxes on earnings	560,642	506,006	478,081
Net earnings	$924,724	$837,304	$786,763

Earnings per share
Basic	$4.47	$3.93	$3.59
Diluted	$4.42	$3.88	$3.53

Weighted average shares outstanding (000)
Basic	206,777	212,881	219,130
Diluted	209,039	215,805	222,784

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
($000)	January 31, 2015	February 1, 2014	February 2, 2013
Net earnings	$924,724	$837,304	$786,763

Other comprehensive income:
Change in unrealized loss on investments, net of tax	(59)	(196)	(50)
Comprehensive income	$924,665	$837,108	$786,713
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	January 31, 2015	February 1, 2014
Assets
Current Assets
Cash and cash equivalents	$696,608	$423,168
Short-term investments	500	12,006
Accounts receivable	73,278	62,612
Merchandise inventory	1,372,675	1,257,155
Prepaid expenses and other	106,778	101,991
Deferred income taxes	12,951	10,227
Total current assets	2,262,790	1,867,159

Property and Equipment
Land and buildings	952,428	478,973
Fixtures and equipment	1,933,383	1,678,397
Leasehold improvements	854,572	813,972
Construction-in-progress	293,715	510,221
	4,034,098	3,481,563
Less accumulated depreciation and amortization	1,760,346	1,606,264
Property and equipment, net	2,273,752	1,875,299

Long-term investments	3,110	3,710
Other long-term assets	163,482	150,629
Total assets	$4,703,134	$3,896,797

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,000,700	$779,455
Accrued expenses and other	385,325	359,929
Accrued payroll and benefits	256,141	235,324
Income taxes payable	17,202	18,349
Total current liabilities	1,659,368	1,393,057

Long-term debt	398,375	150,000
Other long-term liabilities	279,500	287,567
Deferred income taxes	86,681	58,871

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share	2,075	2,134
Authorized 600,000,000 shares
Issued and outstanding 207,470,000 and
213,420,000 shares,respectively
Additional paid-in capital	1,015,681	935,591
Treasury stock	(160,600)	(121,559)
Accumulated other comprehensive income	330	389
Retained earnings	1,421,724	1,190,747
Total stockholders’ equity	2,279,210	2,007,302
Total liabilities and stockholders’ equity	$4,703,134	$3,896,797
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at January 28, 2012	226,864	$2,269	$788,895	$(62,262)	$635	$763,475	$1,493,012
Net earnings	—	—	—	—	—	786,763	786,763
Unrealized investment loss, net	—	—	—	—	(50)	—	(50)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,315	13	19,030	(29,446)	—	—	(10,403)
Tax benefit from equity issuance	—	—	29,989	—	—	—	29,989
Stock-based compensation	—	—	48,952	—	—	—	48,952
Common stock repurchased	(7,458)	(75)	(20,347)	—	—	(429,578)	(450,000)
Dividends declared ($0.59 per share)	—	—	—	—	—	(131,400)	(131,400)
Balance at February 2, 2013	220,721	$2,207	$866,519	$(91,708)	$585	$989,260	$1,766,863
Net earnings	—	—	—	—	—	837,304	837,304
Unrealized investment loss, net	—	—	—	—	(196)	—	(196)
Common stock issued under stock
plans, net of shares
used for tax withholding	878	9	19,065	(29,851)	—	—	(10,777)
Tax benefit from equity issuance	—	—	27,661	—	—	—	27,661
Stock-based compensation	—	—	46,847	—	—	—	46,847
Common stock repurchased	(8,179)	(82)	(24,501)	—	—	(525,417)	(550,000)
Dividends declared ($0.51 per share)	—	—	—	—	—	(110,400)	(110,400)
Balance at February 1, 2014	213,420	$2,134	$935,591	$(121,559)	$389	$1,190,747	$2,007,302
Net earnings	—	—	—	—	—	924,724	924,724
Unrealized investment loss, net	—	—	—	—	(59)	—	(59)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,453	15	21,963	(39,041)	—	—	(17,063)
Tax benefit from equity issuance	—	—	29,759	—	—	—	29,759
Stock-based compensation	—	—	53,001	—	—	—	53,001
Common stock repurchased	(7,403)	(74)	(24,633)	—	—	(525,293)	(550,000)
Dividends declared ($0.80 per share)	—	—	—	—	—	(168,454)	(168,454)
Balance at January 31, 2015	207,470	$2,075	$1,015,681	$(160,600)	$330	$1,421,724	$2,279,210
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
($000)	January 31, 2015	February 1, 2014	February 2, 2013
Cash Flows From Operating Activities
Net earnings	$924,724	$837,304	$786,763
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	232,959	206,111	185,491
Stock-based compensation	53,001	46,847	48,952
Deferred income taxes	25,086	(15,250)	(39,028)
Tax benefit from equity issuance	29,759	27,661	29,989
Excess tax benefit from stock-based compensation	(29,415)	(26,906)	(29,103)
Change in assets and liabilities:
Merchandise inventory	(115,520)	(47,918)	(79,167)
Other current assets	(16,410)	(9,875)	(14,474)
Accounts payable	204,158	(4,104)	40,109
Other current liabilities	69,568	(18,562)	18,146
Other long-term, net	(5,045)	26,695	31,966
Net cash provided by operating activities	1,372,865	1,022,003	979,644

Cash Flows From Investing Activities
Additions to property and equipment	(646,691)	(550,515)	(424,434)
Increase in restricted cash and investments	(4,329)	(2,895)	(2,107)
Purchases of investments	—	(12,012)	(5,430)
Proceeds from investments	12,021	1,614	6,247
Net cash used in investing activities	(638,999)	(563,808)	(425,724)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	29,415	26,906	29,103
Net proceeds from issuance of long-term debt	245,676	—	—
Issuance of common stock related to stock plans	21,978	19,074	19,043
Treasury stock purchased	(39,041)	(29,851)	(29,446)
Repurchase of common stock	(550,000)	(550,000)	(450,000)
Dividends paid	(168,454)	(147,917)	(125,694)
Net cash used in financing activities	(460,426)	(681,788)	(556,994)

Net increase (decrease) in cash and cash equivalents	273,440	(223,593)	(3,074)

Cash and cash equivalents:
Beginning of year	423,168	646,761	649,835
End of year	$696,608	$423,168	$646,761

Supplemental Cash Flow Disclosures
Interest paid	$9,668	$9,668	$9,668
Income taxes paid	$510,145	$506,182	$435,808

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2014, the Company operated 1,210 Ross Dress for Less® (“Ross”) locations in 33 states, the District of Columbia and Guam, and 152 dd’s DISCOUNTS® stores in 15 states. The Ross and dd's DISCOUNTS stores are supported by five distribution centers. The Company’s headquarters, one buying office, two operating distribution centers, two warehouses, and 25% of its stores are located in California.
Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.
Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 are referred to as fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Fiscal 2014 and 2013 were each 52-week years. Fiscal 2012 was a 53-week year.
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
Purchase obligations. As of January 31, 2015, the Company had purchase obligations of approximately $1,953 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service, transportation, and maintenance contracts.
Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less.
Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014:

Restricted Assets ($000)	2014	2013
Prepaid expenses and other	$19,713	$20,734
Other long-term assets	56,107	50,763
Total	$75,820	$71,497

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

Cash and cash equivalents were $696.6 million and $423.2 million, at January 31, 2015 and February 1, 2014, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.
Investments. The Company’s investments are comprised of various debt securities. At January 31, 2015 and February 1, 2014, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their original maturities and the Company’s intent. Investments with an original maturity of less than one year are classified as short-term. See Note B for additional information.
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
Cost of goods sold. In addition to product costs, the Company includes in cost of goods sold its buying, distribution and freight expenses as well as occupancy costs, and depreciation and amortization related to the Company’s retail stores, buying, and distribution facilities. Buying expenses include costs to procure merchandise inventories. Distribution expenses include the cost of operating the Company’s distribution centers and warehouse facilities.
Prepaid expenses and other. Prepaid expenses and other as of January 31, 2015 and February 1, 2014 consisted of the following:

($000)	2014	2013
Restricted cash and investments	$19,713	$20,734
Prepaid expenses	87,065	81,257
Total	$106,778	$101,991
Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to 12 years for equipment and 20 to 40 years for land improvements and buildings. Depreciation and amortization expense on property and equipment was $233.0 million, $206.1 million, and $185.5 million for fiscal 2014, 2013, and 2012, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. The Company capitalizes interest during the construction period. Interest capitalized was $10.8 million, $10.8 million, and $3.9 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. As of January 31, 2015, February 1, 2014, and February 2, 2013 the Company had $58.6 million, $61.3 million, and $23.7 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.
In September 2014, the Company completed the purchase of its previously leased New York buying office for $222 million.

Other long-term assets. Other long-term assets as of January 31, 2015 and February 1, 2014 consisted of the following:

($000)	2014	2013
Deferred compensation (Note B)	$94,054	$88,269
Restricted cash and investments	56,107	50,763
Deposits	3,285	3,285
Goodwill	2,889	2,889
Other	7,147	5,423
Total	$163,482	$150,629
Property and other long-term assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2014, 2013, and 2012, no impairment charges were recorded.
Store closures. The Company continually reviews the operating performance of individual stores. For stores that are closed, the Company records a liability for future minimum lease payments net of estimated sublease recoveries and related ancillary costs at the time the liability is incurred. In 2014, the Company closed nine stores. In 2013, the Company closed 11 stores. The lease loss liability was $2.7 million and $6.3 million, as of January 31, 2015 and February 1, 2014, respectively. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.
Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $123.8 million and $75.7 million at January 31, 2015 and February 1, 2014, respectively. The Company includes the change in book cash overdrafts in operating cash flows.
Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of January 31, 2015 and February 1, 2014 consisted of the following:

($000)	2014	2013
Workers’ compensation	$87,388	$82,223
General liability	37,253	34,524
Medical plans	3,159	3,537
Total	$127,800	$120,284
Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits, and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term liabilities. Other long-term liabilities as of January 31, 2015 and February 1, 2014 consisted of the following:

($000)	2014	2013
Income taxes (Note F)	$101,696	$104,944
Deferred compensation (Note G)	94,054	88,269
Deferred rent	59,465	64,671
Tenant improvement allowances	19,562	19,744
Other	4,723	9,939
Total	$279,500	$287,567
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
Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. The Company recognizes income from stored value card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant in fiscal 2014, 2013, and 2012.
Sales tax collected is not recognized as revenue and is included in Accrued expenses and other.
Sales mix. The Company’s sales mix is shown below for fiscal 2014, 2013, and 2012:

	2014	2013	2012
Ladies	29%	29%	29%
Home Accents and Bed and Bath	24%	24%	24%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%
Men's	13%	13%	13%
Shoes	13%	13%	13%
Children's	8%	8%	8%
Total	100%	100%	100%
Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in Accrued expenses and other in the Consolidated Balance Sheets. The allowance for sales returns consists of the following:

($000)	Beginning Balance	Additions	Returns	Ending Balance
Year ended:
January 31, 2015	$7,431	$717,040	$(715,877)	$8,594
February 1, 2014	$7,165	$699,835	$(699,569)	$7,431
February 2, 2013	$6,426	$680,058	$(679,319)	$7,165
Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2014, 2013, and 2012 were $72.1 million, $70.2 million, and $67.7 million, respectively.
Stock-based compensation. The Company recognizes compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. See Note C for more information on the Company’s stock-based compensation plans.
Taxes on earnings. The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or tax rates. ASC 740 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements. ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement standard for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements. See Note F.
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
In fiscal 2014, 2013, and 2012 there were 2,500, 2,900, and 53,900 weighted average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.
The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2014
Shares	206,777	2,262	209,039
Amount	$4.47	$(0.05)	$4.42
2013
Shares	212,881	2,924	215,805
Amount	$3.93	$(0.05)	$3.88
2012
Shares	219,130	3,654	222,784
Amount	$3.59	$(0.06)	$3.53

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

Note B: Investments and Restricted Investments

The amortized cost and fair value of the Company’s available-for-sale securities as of January 31, 2015 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$3,298	$243	$(5)	$3,536	$500	$3,036
Mortgage-backed securities	69	5	—	74	—	74
Total investments	3,367	248	(5)	3,610	500	3,110

Restricted Investments
U.S. government and agency securities	3,563	265	—	3,828	—	3,828
Total restricted investments	3,563	265	—	3,828	—	3,828
Total	$6,930	$513	$(5)	$7,438	$500	$6,938

The amortized cost and fair value of the Company's available-for-sale securities as of February 1, 2014 were:

($000)	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Short-term	Long-term
Investments
Corporate securities	$3,298	$325	$(4)	$3,619	$—	$3,619
U.S. government and agency securities	12,005	1	—	12,006	12,006	—
Mortgage-backed securities	86	5	—	91	—	91
Total investments	15,389	331	(4)	15,716	12,006	3,710

Restricted Investments
Corporate securities	110	5	—	115	115	—
U.S. government and agency securities	3,728	266	—	3,994	145	3,849
Total restricted investments	3,838	271	—	4,109	260	3,849
Total	$19,227	$602	$(4)	$19,825	$12,266	$7,559

The change in fair value of investment securities for fiscal years 2014, 2013, and 2012 was a decrease of $0.1 million, $0.3 million, and $0.1 million, respectively.

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

Investments and restricted investments measured at fair value at January 31, 2015 are summarized below:

	Fair Value Measurements at Reporting Date
	January 31, 2015	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
($000)		(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$3,536	$—	$3,536	$—
Mortgage-backed securities	74	—	74	—
Total investments	3,610	—	3,610	—

Restricted Investments
U.S. government and agency securities	3,828	3,828	—	—
Total restricted investments	3,828	3,828	—	—
Total	$7,438	$3,828	$3,610	$—

Investments and restricted investments measured at fair value at February 1, 2014 are summarized below:

	Fair Value Measurements at Reporting Date
	February 1, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
($000)		(Level 1)	(Level 2)	(Level 3)
Investments
Corporate securities	$3,619	$—	$3,619	$—
U.S. government and agency securities	12,006	12,006	—	—
Mortgage-backed securities	91	—	91	—
Total investments	15,716	12,006	3,710	—
Restricted Investments
Corporate securities	115	—	115	—
U.S. government and agency securities	3,994	3,994	—	—
Total restricted investments	4,109	3,994	115	—
Total	$19,825	$16,000	$3,825	$—

The future maturities of investment and restricted investment securities at January 31, 2015 were:

	Investments		Restricted Investments
($000)	Cost basis	Estimated fair value	Cost basis	Estimated fair value
Maturing in one year or less	$500	$500	$—	$—
Maturing after one year through five years	2,867	3,110	3,563	3,828
Total	$3,367	$3,610	$3,563	$3,828

The underlying assets in the Company’s non-qualified deferred compensation program as of January 31, 2015 and February 1, 2014 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	2014	2013
Level 1	$81,926	$76,913
Level 2	12,128	11,356
Total	$94,054	$88,269

Fair market value for Level 2 funds is considered to be the sum of participant funds invested under a group annuity contract plus accrued interest.

Note C: Stock-Based Compensation

For fiscal 2014, 2013, and 2012, the Company recognized stock-based compensation expense as follows:

($000)	2014	2013	2012
Restricted stock	$34,729	$30,921	$29,191
Performance awards	16,003	13,812	17,872
ESPP	2,269	2,114	1,889
Total	$53,001	$46,847	$48,952
Capitalized stock-based compensation cost was not significant in any year.
No stock options were granted during fiscal 2014, 2013, and 2012. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date. At January 31, 2015, the Company had one active stock-based compensation plan, which is further described in Note H.

Total stock-based compensation recognized in the Company's Consolidated Statements of Earnings for fiscal 2014, 2013, and 2012 is as follows:

Statements of Earnings Classification ($000)	2014	2013	2012
Cost of goods sold	$27,088	$24,432	$22,915
Selling, general and administrative	25,913	22,415	26,037
Total	$53,001	$46,847	$48,952

Note D: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts, as of January 31, 2015 and February 1, 2014 consisted of the following:

($000)	2014	2013
6.38% Series A Senior Notes due 2018	$85,000	$85,000
6.53% Series B Senior Notes due 2021	65,000	65,000
3.375% Senior Notes due 2024¹	248,375	—
Total	$398,375	$150,000
¹Net of unamortized discount of $1.6 million at January 31, 2015.

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

At January 31, 2015, the Company also had outstanding two series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of January 31, 2015, the Company was in compliance with these covenants.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $442 million as of January 31, 2015 and the aggregate fair value of the Series A and Series B notes was $182 million as of February 1, 2014. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The following table shows scheduled annual principal payments on Long-term debt:

($000)
2015	2016	2017	2018	2019	Thereafter
$—	$—	$—	$85,000	$—	$315,000

The table below shows the components of interest expense and income for fiscal 2014, 2013, and 2012:

($000)	2014	2013	2012
Interest expense on long-term debt	$12,990	$9,721	$9,721
Other interest expense	1,230	1,350	1,665
Capitalized interest	(10,825)	(10,799)	(3,851)
Interest income	(411)	(519)	(628)
Total interest expense (income), net	$2,984	$(247)	$6,907

Revolving credit facility. The Company's $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of January 31, 2015 the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to certain financial covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of January 31, 2015, the Company was in compliance with these covenants.
Standby letters of credit and collateral trust. The Company uses standby letters of credit outside of its revolving credit facility in addition to a funded trust to collateralize its insurance obligations. As of January 31, 2015 and February 1, 2014, the Company had $19.5 million and $24.3 million, respectively, in standby letters of credit and $56.3 million and $47.2 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.
Trade letters of credit. The Company had $32.8 million and $31.6 million in trade letters of credit outstanding at January 31, 2015 and February 1, 2014, respectively.

Note E: Leases
The Company currently leases all but three of its store locations with original, non-cancelable terms that in general range from three to ten years. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals and for payment of certain expenses. In addition, some store leases also have provisions for additional rent based on a percentage of sales.
The Company leases three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2016 and 2017. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2019. The leases for the two Carlisle, Pennsylvania warehouses contain renewal provisions.
The Company leases approximately 68,000 square feet of office space for its Los Angeles buying office. The lease term for this facility expires in 2017 and contains renewal provisions. In addition, the Company has a ground lease related to its New York buying office.
The aggregate future minimum annual lease payments under leases in effect at January 31, 2015 are as follows:

($000)	Total operating leases
2015	$438,423
2016	462,606
2017	405,809
2018	340,607
2019	261,768
Thereafter	1,434,485
Total minimum lease payments	$3,343,698

Total rent expense was $457.0 million, $434.9 million, and $406.6 million in fiscal 2014, 2013, and 2012, respectively.

Note F: Taxes on Earnings
The provision for income taxes consisted of the following:

($000)	2014	2013	2012
Current
Federal	$499,009	$486,203	$485,882
State	36,547	35,053	31,227
	535,556	521,256	517,109
Deferred
Federal	23,452	(11,055)	(37,178)
State	1,634	(4,195)	(1,850)
	25,086	(15,250)	(39,028)
Total	$560,642	$506,006	$478,081
In fiscal 2014, 2013, and 2012, the Company realized tax benefits of $29.8 million, $27.7 million and $30.0 million, respectively, related to employee equity programs that were recorded in additional paid-in capital.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2014	2013	2012
Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit) and other, net	3%	3%	3%
Total	38%	38%	38%
The components of deferred income taxes at January 31, 2015 and February 1, 2014 are as follows:

($000)	2014	2013
Deferred Tax Assets
Accrued liabilities	$77,791	$87,835
Deferred compensation	33,456	31,034
Stock-based compensation	35,332	33,048
Deferred rent	26,370	17,888
California franchise taxes and credits	18,478	16,479
Employee benefits	23,136	16,177
Other	4,927	4,992
	219,490	207,453
Deferred Tax Liabilities
Depreciation	(252,013)	(212,383)
Merchandise inventory	(26,668)	(28,558)
Supplies	(11,616)	(10,730)
Prepaid expenses	(2,923)	(4,426)
	(293,220)	(256,097)
Net Deferred Tax Liabilities	$(73,730)	$(48,644)

Classified as:
Current net deferred tax asset	$12,951	$10,227
Long-term net deferred tax liability	(86,681)	(58,871)
Net Deferred Tax Liabilities	$(73,730)	$(48,644)
At the end of fiscal 2014 and 2013, the Company's state tax credit carryforwards for income tax purposes were approximately $12.1 million and $11.0 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2023.
The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2014, 2013, and 2012 are as follows:

($000)	2014	2013	2012
Unrecognized tax benefits - beginning of year	$80,323	$65,667	$56,524
Gross increases:
Tax positions in current period	15,441	15,591	11,009
Tax positions in prior period	—	2,418	4,167
Gross decreases:
Tax positions in prior periods	(9,432)	(519)	(1,476)
Lapse of statute limitations	(5,732)	(2,274)	(1,312)
Settlements	(2,484)	(560)	(3,245)
Unrecognized tax benefits - end of year	$78,116	$80,323	$65,667

At the end of fiscal 2014, 2013, and 2012, the reserves for unrecognized tax benefits were $101.7 million, $104.9 million, and $82.5 million inclusive of $23.6 million, $24.6 million, and $16.8 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $51.0 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.
During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $6.3 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2011 through 2014. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2010 through 2014. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans
The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $11.4 million, $10.4 million, and $9.4 million in fiscal 2014, 2013, and 2012, respectively.
The Company also has an Incentive Compensation Plan which provides cash awards to key management and employees based on Company and individual performance.
The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $94.1 million and $88.3 million at January 31, 2015 and February 1, 2014, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $94.1 million and $88.3 million at January 31, 2015 and February 1, 2014, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.
In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $9.7 million and $6.8 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014, respectively.
Note H: Stockholders' Equity
Common stock. In February 2015, the Company’s Board of Directors approved a two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.
The following table summarizes the Company’s stock repurchase activity in fiscal 2014, 2013, and 2012:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)
2014	7.4	$74.30	$550
2013	8.2	$67.24	$550
2012	7.5	$60.34	$450
Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.
Dividends. In February 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.235 per common share, payable on March 31, 2015. The Company’s Board of Directors declared cash dividends of $0.20 per common share in February, May, August, and November 2014, cash dividends of $0.17 per common share in January, May, August, and November 2013, and cash dividends of $0.14 per common share in January, May, August, and November 2012.
In March 2015, the Company’s Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend, to be paid on June 11, 2015 to stockholders of record as of April 22, 2015. The stock split will not have an impact on the Company’s consolidated financial position or results of operations. Share and per share amounts have not been restated to reflect the pending stock split.
2008 Equity Incentive Plan. In 2008, the Company’s stockholders approved the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 16.5 million shares of the Company’s common stock, of which 12.0 million shares can be issued as full value awards. The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of January 31, 2015, there were 6.6 million shares that remained available for grant under the 2008 Plan.
A summary of the stock option activity for fiscal 2014 is presented below:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at February 1, 2014	1,169	$14.07
Granted	—	—
Exercised	(650)	14.05
Forfeited	—	—
Outstanding at January 31, 2015, all vested	519	$14.09	0.99	$40,285
The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 31, 2015 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$11.47	to	$13.77	116	0.98	$13.28
13.84	to	13.89	56	0.29	13.85
13.91	to	13.91	185	1.11	13.91
13.92	to	14.65	106	0.52	14.32
14.70	to	16.39	56	2.19	16.22
$11.47	to	$16.39	519	0.99	$14.09
A summary of the restricted stock activity for fiscal 2014 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 1, 2014	3,914	$37.14
Awarded	967	67.15
Released	(1,316)	29.29
Forfeited	(74)	55.46
Unvested at January 31, 2015	3,491	$48.02

The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years. The unamortized compensation expense at January 31, 2015 and February 1, 2014 was $87.4 million and $74.9 million, respectively, which is expected to be recognized over a weighted average remaining period of 1.7 years. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2014 (or $91.71), was $320.2 million. A total of 6,628,000, 6,986,000, and 7,202,000 shares were available for new restricted stock awards at the end of fiscal 2014, 2013, and 2012, respectively. During fiscal 2014, 2013, and 2012, shares purchased by the Company for tax withholding totaled 534,000, 496,000, and 505,000 shares, respectively, and are considered treasury shares which are available for reissuance. As of January 31, 2015 and February 1, 2014, the Company held 4,888,000 and 4,354,000 shares of treasury stock, respectively.
Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock or restricted stock units on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock or units then vest over a service period, generally two to three years from the date the performance award was granted. The release of shares related to restricted stock units earned is deferred generally for one year from the date earned. The Company issued approximately 303,000, 240,000, and 280,000 shares in settlement of the fiscal 2014, 2013, and 2012 awards.
Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible employees participating in the quarterly offering period can choose to have up to the lesser of 10% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase the Company’s common stock. The purchase price of the stock is 85% of the closing market price on the date of purchase. Purchases occur on a quarterly basis (on the last trading day of each calendar quarter). The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.
During fiscal 2014, 2013, and 2012, employees purchased approximately 200,000, 208,000, and 211,000 shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $64.35, $57.57, and $50.67, respectively. Through January 31, 2015, approximately 19,342,000 shares had been issued under this plan and 658,000 shares remained available for future issuance.
Note I: Related Party Transactions
The Company has a consulting agreement with Norman Ferber, its Chairman Emeritus of the Board of Directors, under which the Company pays him an annual consulting fee of $1.5 million through May 2018. In addition, the agreement provides for administrative support and health and other benefits for the individual and his dependents, which totaled approximately $0.3 million in fiscal 2014, 2013, and 2012, along with amounts to cover premiums through May 2018 on a life insurance policy with a death benefit of $2.0 million. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.
Robert Ferber, the son of Norman Ferber, is a buyer with the Company. For fiscal 2014, the Company paid Robert Ferber compensation including salary and bonus of approximately $133,000.
Note J: Litigation, Claims, and Assessments
Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of January 31, 2015.
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
In the opinion of management, the resolution of pending class action litigation and other currently pending legal and regulatory proceedings will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note K: Quarterly Financial Data (Unaudited)
Summarized quarterly financial information for fiscal 2014 and 2013 is presented in the tables below.
Year ended January 31, 2015:

	Quarter Ended
($000, except per share data)	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Sales	$2,680,593	$2,729,566	$2,598,820	$3,032,698

Cost of goods sold	1,908,184	1,944,017	1,882,185	2,203,570
Selling, general and administrative	379,802	395,225	410,002	430,342
Interest (income) expense, net	(104)	(95)	777	2,406
Total costs and expenses	2,287,882	2,339,147	2,292,964	2,636,318
Earnings before taxes	392,711	390,419	305,856	396,380
Provision for taxes on earnings	148,798	150,858	113,136	147,850
Net earnings	$243,913	$239,561	$192,720	$248,530

Earnings per share – basic[1]	$1.17	$1.15	$0.94	$1.21
Earnings per share – diluted[1]	$1.15	$1.14	$0.93	$1.20
Cash dividends declared per share
on common stock	$0.20	$0.20	$0.20	$0.20
Stock price
High	$74.09	$69.66	$80.83	$96.94
Low	$65.78	$62.15	$64.64	$80.44

1 EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

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

1 EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ross Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2015. We also have audited the Company's internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 /s/DELOITTE & TOUCHE LLP

San Francisco, California
March 31, 2015

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 31, 2015.
Our internal control over financial reporting as of January 31, 2015 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 31, 2015, which is included in Item 8 in this Annual Report on Form 10-K.
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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 20, 2015 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” We have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”
Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Executive Chairman; Chief Executive Officer; Chief Operating Officer; Chief Merchandising Officer; Chief Development Officer; Executive Vice President, Finance and Legal; Chief Financial Officer; Group Vice President, Controller; Group Vice President, Finance and Treasurer; Vice President, Accounting and Assistant Controller; Vice President Finance; Vice President Tax; Assistant Treasurer; Investor and Media Relations personnel; and other positions that may be designated by the Company. This Code of Ethics is posted on our corporate website (www.rossstores.com) under Corporate Governance in the Investors Section. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 31, 2015:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))[1]
Equity compensation plans
approved by security holders	662	[2]	$14.09	7,286	[3]
Equity compensation plans not
approved by security holders	—		—	—
Total	662		$14.09	7,286

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

3 Includes 658,000 shares reserved for issuance under the Employee Stock Purchase Plan and 6,628,000 shares reserved for issuance under the 2008 Equity Incentive Plan.

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
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended January 31, 2015, February 1, 2014, and February 2, 2013.
Consolidated Statements of Comprehensive Income for the years ended January 31, 2015, February 1, 2014, and February 2, 2013.
Consolidated Balance Sheets at January 31, 2015 and February 1, 2014.
Consolidated Statements of Stockholders' Equity for the years ended January 31, 2015, February 1, 2014, and February 2, 2013.
Consolidated Statements of Cash Flows for the years ended January 31, 2015, February 1, 2014, and February 2, 2013.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Barbara Rentler
Date:	March 31, 2015		Barbara Rentler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Barbara Rentler	Chief Executive Officer, Director	March 31, 2015
Barbara Rentler

/s/Michael J. Hartshorn	Group Senior Vice President, Chief Financial Officer,	March 31, 2015
Michael J. Hartshorn	and Principal Accounting Officer

/s/Michael Balmuth	Executive Chairman of the Board, Director	March 31, 2015
Michael Balmuth

/s/K. Gunnar Bjorklund	Director	March 31, 2015
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 31, 2015
Michael J. Bush

/s/Norman A. Ferber	Chairman Emeritus of the Board, Director	March 31, 2015
Norman A. Ferber

/s/Sharon D. Garrett	Director	March 31, 2015
Sharon D. Garrett

/s/Stephen D. Milligan	Director	March 31, 2015
Stephen D. Milligan

/s/G. Orban	Director	March 31, 2015
George P. Orban

/s/Michael O'Sullivan	President and Chief Operating Officer, Director	March 31, 2015
Michael O'Sullivan

/s/Larry S. Peiros	Director	March 31, 2015
Lawrence S. Peiros

/s/G. L. Quesnel	Director	March 31, 2015
Gregory L. Quesnel

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

4.2
Officers’ Certificate, dated as of September 18, 2014, establishing the terms and form of the Notes, incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on September 18, 2014.

4.3	Form of the 3.375% Senior Notes Due 2024, included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on September 18, 2014.

4.4
Indenture, dated as of September 18, 2014, between Ross Stores, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Ross Stores, Inc. on September 18, 2014.

10.1	Revolving Credit Agreement dated March 3, 2011, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.2	Amendment No. 1 to Revolving Credit Agreement dated June 27, 2012, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 28, 2012.

10.3	Amendment No. 2 to Credit Agreement, dated August 18, 2014, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2014.

10.4
Underwriting Agreement, dated as of September 15, 2014, by and among Ross Stores, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Ross Stores, Inc. on September 18, 2014.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.5 - 10.49)

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

10.18
Ross Stores, Inc. 2008 Equity Incentive Plan, as amended through March 18, 2009, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.19
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

10.24	Ross Stores, Inc. Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.25	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.

10.26	Ross Stores, Inc. Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.

10.27
Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.28	Form of Performance Shares Grant Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.

10.29
Form of Indemnity Agreement between Ross Stores, Inc. for Directors and Executive Officers, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2013.

10.30
Forms of Executive Employment Agreement between Ross Stores, Inc. and Executives, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2013.

10.31	Form of Executive Employment Agreement, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.

10.32
Amended and Restated Independent Contractor Consultancy Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2010.

10.33
Amended Independent Contractor Consultancy Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.52 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.34
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

10.36
Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.37
First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2003.

10.38
Second Amendment to the Employment Agreement effective May 18, 2005 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.39
Restated Third Amendment to the Employment Agreement effective April 6, 2007 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.42 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.40
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

10.42
Sixth Amendment to the Employment Agreement effective June 1, 2011 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.43
Employment Agreement effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.44
Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement pursuant to the Ross Stores, Inc. 2008 Equity Incentive Plan to Michael Balmuth on August 15, 2012, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.45
Executive Employment Agreement effective June 1, 2014 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2014.

10.46
Executive Employment Agreement effective June 1, 2014 between Michael O'Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2014.

10.47
Executive Employment Agreement effective March 16, 2013 between James Fassio and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2013.

10.48
Executive Employment Agreement effective February 2, 2014 between Michael J. Hartshorn and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.

10.49	Executive Employment Agreement effective March 16, 2013 between Douglas Baker and Ross Stores, Inc.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase