Form 10-Q
period 2015-05-02
ROSS STORES INC
filed 2015-06-10
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 20, 2015 was 205,678,629.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except stores and per share data, unaudited)	May 2, 2015	May 3, 2014
Sales	$2,938,148	$2,680,593

Costs and Expenses
Cost of goods sold	2,067,455	1,908,184
Selling, general and administrative	409,298	379,802
Interest expense (income), net	2,003	(104)
Total costs and expenses	2,478,756	2,287,882

Earnings before taxes	459,392	392,711
Provision for taxes on earnings	177,187	148,798
Net earnings	$282,205	$243,913

Earnings per share
Basic	$1.38	$1.17
Diluted	$1.37	$1.15

Weighted average shares outstanding (000)
Basic	203,827	208,949
Diluted	205,693	211,515

Dividends
Cash dividends declared per share	$0.235	$0.200

Stores open at end of period	1,399	1,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	May 2, 2015	May 3, 2014
Net earnings	$282,205	$243,913

Other comprehensive (loss) income:
Change in unrealized loss on investments, net of tax	(82)	(33)
Comprehensive income	$282,123	$243,880
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	May 2, 2015	January 31, 2015	May 3, 2014
Assets
Current Assets
Cash and cash equivalents	$761,356	$696,608	$595,950
Short-term investments	500	500	—
Accounts receivable	88,258	73,278	84,492
Merchandise inventory	1,504,281	1,372,675	1,250,759
Prepaid expenses and other	119,381	106,778	118,751
Deferred income taxes	12,590	12,951	13,070
Total current assets	2,486,366	2,262,790	2,063,022

Property and Equipment
Land and buildings	948,551	952,428	625,371
Fixtures and equipment	1,962,115	1,933,383	1,722,928
Leasehold improvements	876,002	854,572	819,524
Construction-in-progress	302,464	293,715	362,076
	4,089,132	4,034,098	3,529,899
Less accumulated depreciation and amortization	1,812,385	1,760,346	1,605,861
Property and equipment, net	2,276,747	2,273,752	1,924,038

Long-term investments	3,141	3,110	3,670
Other long-term assets	169,795	160,669	160,558
Total assets	$4,936,049	$4,700,321	$4,151,288

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,128,808	$1,000,700	$930,576
Accrued expenses and other	389,804	385,325	352,559
Accrued payroll and benefits	198,081	256,141	171,535
Income taxes payable	108,314	17,202	121,683
Total current liabilities	1,825,007	1,659,368	1,576,353

Long-term debt	395,677	395,562	149,694
Other long-term liabilities	296,490	279,500	286,672
Deferred income taxes	85,376	86,681	63,291

Commitments and contingencies

Stockholders’ Equity
Common stock	2,060	2,075	2,119
Additional paid-in capital	1,068,554	1,015,681	970,187
Treasury stock	(222,571)	(160,600)	(157,030)
Accumulated other comprehensive income	248	330	356
Retained earnings	1,485,208	1,421,724	1,259,646
Total stockholders’ equity	2,333,499	2,279,210	2,075,278
Total liabilities and stockholders’ equity	$4,936,049	$4,700,321	$4,151,288
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	May 2, 2015	May 3, 2014
Cash Flows From Operating Activities
Net earnings	$282,205	$243,913
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63,316	56,465
Stock-based compensation	14,288	12,035
Deferred income taxes	(944)	1,577
Tax benefit from equity issuance	37,320	23,141
Excess tax benefit from stock-based compensation	(37,255)	(22,943)
Change in assets and liabilities:
Merchandise inventory	(131,606)	6,396
Other current assets	(27,539)	(36,623)
Accounts payable	143,038	157,254
Other current liabilities	63,217	71,446
Other long-term, net	7,948	(8,084)
Net cash provided by operating activities	413,988	504,577

Cash Flows From Investing Activities
Additions to property and equipment	(106,928)	(148,700)
Increase in restricted cash and investments	(9)	(6,980)
Purchases of investments	(718)	—
Proceeds from investments	601	12,022
Net cash used in investing activities	(107,054)	(143,658)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	37,255	22,943
Issuance of common stock related to stock plans	7,036	5,668
Treasury stock purchased	(61,977)	(35,471)
Repurchase of common stock	(175,757)	(138,696)
Dividends paid	(48,743)	(42,581)
Net cash used in financing activities	(242,186)	(188,137)

Net increase in cash and cash equivalents	64,748	172,782

Cash and cash equivalents:
Beginning of period	696,608	423,168
End of period	$761,356	$595,950

Supplemental Cash Flow Disclosures
Interest paid	$4,148	$—
Income taxes paid	$43,302	$28,936
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 2, 2015 and May 3, 2014
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 2, 2015 and May 3, 2014, the results of operations and comprehensive income for the three month periods ended May 2, 2015 and May 3, 2014, and cash flows for the three month periods ended May 2, 2015 and May 3, 2014. The Condensed Consolidated Balance Sheet as of January 31, 2015, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 31, 2015. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.

The results of operations and comprehensive income for the three month periods ended May 2, 2015 and May 3, 2014 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheets as of May 2, 2015, January 31, 2015, and May 3, 2014:

Restricted Assets ($000)	May 2, 2015	January 31, 2015	May 3, 2014
Prepaid expenses and other	$19,706	$19,713	$22,751
Other long-term assets	56,085	56,107	55,699
Total	$75,791	$75,820	$78,450

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of May 2, 2015 and May 3, 2014, the Company had $18.0 million and $17.8 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Sales mix. The Company’s sales mix is shown below for the three month periods ended May 2, 2015 and May 3, 2014:

	Three Months Ended
	May 2, 2015	May 3, 2014
Ladies	30%	31%
Home Accents and Bed and Bath	23%	23%
Shoes	14%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%
Men's	12%	12%
Children's	8%	8%
Total	100%	100%

Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect dividends declared during the periods shown.

In February 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.235 per common share, that was paid in March 2015. The Company's Board of Directors declared cash dividends of $0.20 per common share in February, May, August, and November 2014, respectively.

In May 2015, the Company's Board of Directors declared a cash dividend of $0.235 per common share, payable on June 30, 2015.

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

Litigation, claims, and assessments. Like many California retailers, the Company has been named in class action lawsuits alleging violation of wage and hour and other employment laws. Class action litigation remains pending as of May 2, 2015.

The Company is also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against the Company include commercial, product and product safety, customer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that the Company violated federal, state, and/or local laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

In the opinion of management, the resolution of pending class action litigation and other currently pending legal and regulatory proceedings will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Recently issued and adopted accounting standards. In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. ASU 2015-03 is effective for annual and interim reporting periods after December 15, 2015, with early adoption permitted. The Company early adopted ASU 2015-03 retrospectively in its first fiscal quarter ended May 2, 2015. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $2.8 million and $0.3 million as of January 31, 2015 and May 3, 2014, respectively, from Other long-term assets to a reduction in Long-term debt on the condensed consolidated balance sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

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

There were no transfers between Level 1 and Level 2 categories during the three month period ended May 2, 2015.

The fair value of the Company’s financial instruments were as follows:

($000)	May 2, 2015	January 31, 2015	May 3, 2014
Cash and cash equivalents
Level 1	$761,356	$696,608	$595,950

Investments
Level 2	3,641	3,610	3,670

Restricted cash and cash equivalents
Level 1	$72,006	$71,992	$74,518

Restricted investments
Level 1	$3,785	$3,828	$3,819
Level 2	—	—	113

The underlying assets in the Company’s non-qualified deferred compensation program as of May 2, 2015, January 31, 2015, and May 3, 2014 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	May 2, 2015	January 31, 2015	May 3, 2014
Level 1	$89,536	$81,926	$79,361
Level 2	13,325	12,128	13,517
Total	$102,861	$94,054	$92,878

Note C: Stock-Based Compensation

Stock-based compensation. For the three month periods ended May 2, 2015 and May 3, 2014, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 2, 2015	May 3, 2014
Restricted stock	$8,573	$7,953
Performance awards	5,106	3,524
Employee stock purchase plan	609	558
Total	$14,288	$12,035

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three month periods ended May 2, 2015 and May 3, 2014 is as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	May 2, 2015	May 3, 2014
Cost of goods sold	$7,063	$6,178
Selling, general and administrative	7,225	5,857
Total	$14,288	$12,035

Restricted stock. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three month periods ended May 2, 2015 and May 3, 2014, shares purchased by the Company for tax withholding totaled 586,599 and 484,354, respectively, and are considered treasury shares which are available for reissuance.

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

As of May 2, 2015, shares subject to repurchase related to unvested restricted stock and performance share awards totaled 3.0 million shares. A summary of restricted stock and performance share award activity for the three month period ended May 2, 2015 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 31, 2015	3,491	$48.02
Awarded	888	103.95
Released	(1,187)	32.46
Forfeited	(171)	57.08
Unvested at May 2, 2015	3,021	$66.67

The unamortized compensation expense at May 2, 2015 was $120.9 million which is expected to be recognized over a weighted-average remaining period of 2.3 years. The unamortized compensation expense at May 3, 2014 was $98.1 million, which was expected to be recognized over a weighted-average remaining period of 2.1 years.

Employee stock purchase plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible employees participating in the quarterly offering period can choose to spend up to the lesser of 10% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase the Company’s common stock each year. The purchase price of the stock is 85% of the closing market price on the date of purchase. Purchases occur on a quarterly basis (on the last trading day of each calendar quarter). The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Stock option activity. A summary of the stock option activity for the three month period ended May 2, 2015 is presented below:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 31, 2015	519	$14.09
Granted	—	—
Exercised	(259)	13.90
Forfeited	—	—
Outstanding at May 2, 2015, all vested	260	$14.28	1.00	$22,756

No stock options were granted during the three month periods ended May 2, 2015 and May 3, 2014.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of May 2, 2015 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$11.47	to	$13.77	69	0.80	$13.31
13.85	to	13.85	18	0.05	13.85
13.91	to	13.91	85	0.86	13.91
13.92	to	16.39	88	1.49	15.52
$11.47	to	$16.39	260	1.00	$14.28

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

For the three month periods ended May 2, 2015 and May 3, 2014, approximately 142,500 and 127,000 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
May 2, 2015
Shares	203,827	1,866	205,693
Amount	$1.38	$(0.01)	$1.37

May 3, 2014
Shares	208,949	2,566	211,515
Amount	$1.17	$(0.02)	$1.15

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consists of the following:

($000)	May 2, 2015	January 31, 2015	May 3, 2014
6.38% Series A Senior Notes due 2018	$84,881	$84,873	$84,848
6.53% Series B Senior Notes due 2021	64,866	64,861	64,846
3.375% Senior Notes due 2024	245,930	245,828	—
Total	$395,677	$395,562	$149,694

In September 2014, the Company issued unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of May 2, 2015, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of May 2, 2015, the Company was in compliance with these covenants.

As of May 2, 2015, January 31, 2015, and May 3, 2014, total unamortized discount and debt issuance costs were $4.3 million, $4.4 million, and $0.3 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the long-term debt was approximately $430 million, $442 million, and $182 million as of May 2, 2015, January 31, 2015, and May 3, 2014, respectively. The fair values are estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Interest expense and income for the three month periods ended May 2, 2015 and May 3, 2014 consists of the following:

	Three Months Ended
($000)	May 2, 2015	May 3, 2014
Interest expense on long-term debt	$4,642	$2,430
Other interest expense	341	341
Capitalized interest	(2,810)	(2,771)
Interest income	(170)	(104)
Interest expense (income), net	$2,003	$(104)

Revolving credit facility. The Company's $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of May 2, 2015 the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to certain financial covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of May 2, 2015, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of May 2, 2015, January 31, 2015, and May 3, 2014, the reserves for unrecognized tax benefits were $108.1 million, $101.7 million, and $96.7 million inclusive of $25.1 million, $23.6 million, and $22.4 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $54.4 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $3.6 million.

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
Dublin, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 2, 2015 and May 3, 2014, and the related condensed consolidated statements of earnings and comprehensive income for the three-month periods ended May 2, 2015 and May 3, 2014, and of cash flows for the three-month periods ended May 2, 2015 and May 3, 2014. These interim financial statements are the responsibility of the Company's management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ross Stores, Inc. and subsidiaries as of January 31, 2015, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 10, 2015

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A (Risk Factors) below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2014. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,242 locations in 33 states, the District of Columbia and Guam as of May 2, 2015. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 157 dd’s DISCOUNTS stores in 15 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three month periods ended May 2, 2015 and May 3, 2014:

	Three Months Ended
	May 2, 2015	May 3, 2014
Sales
Sales (millions)	$2,938	$2,681
Sales growth	9.6%	5.5%
Comparable store sales growth	5%	1%

Costs and expenses (as a percent of sales)
Cost of goods sold	70.4%	71.2%
Selling, general and administrative	13.9%	14.2%
Interest expense (income), net	0.1%	0.0%

Earnings before taxes (as a percent of sales)	15.6%	14.6%

Net earnings (as a percent of sales)	9.6%	9.1%

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

	Three Months Ended
Store Count	May 2, 2015	May 3, 2014
Beginning of the period	1,362	1,276
Opened in the period	37	37
Closed in the period	—	(4)
End of the period	1,399	1,309

Sales. Sales for the three month period ended May 2, 2015 increased $257 million, or 9.6%, compared to the three month period ended May 3, 2014, due to the opening of 90 net new stores between May 3, 2014 and May 2, 2015 and a 5% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Our sales mix for the three month periods ended May 2, 2015 and May 3, 2014 is shown below:

	Three Months Ended
	May 2, 2015	May 3, 2014
Ladies	30%	31%
Home Accents and Bed and Bath	23%	23%
Shoes	14%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%
Men's	12%	12%
Children's	8%	8%
Total	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three month period ended May 2, 2015, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended May 2, 2015 increased $159 million compared to the same period in the prior year, mainly due to increased sales from the opening of 90 net new stores between May 3, 2014 and May 2, 2015 and a 5% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended May 2, 2015 decreased approximately 80 basis points from the same period in the prior year, benefiting from a 60 basis point improvement in merchandise margin and five basis points of leverage on occupancy costs. In addition, distribution costs were lower by 25 basis points due to the timing of packaway-related costs. These improvements were partially offset by a 10 basis point increase in freight costs.

We cannot be sure that the gross profit margins realized for the three month period ended May 2, 2015 will continue in the future.

Selling, general and administrative expenses. For the three month period ended May 2, 2015, selling, general and administrative expenses ("SG&A") increased $29 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 90 net new stores between May 3, 2014 and May 2, 2015.

Selling, general and administrative expenses as a percentage of sales for the three month period ended May 2, 2015 improved 25 basis points compared to the same period in the prior year mainly from leverage resulting from the 5% comparable store sales increase.

Interest expense (income), net. Net interest expense as a percentage of sales for the three month period ended May 2, 2015 increased as compared to the same period in the prior year, primarily due to the issuance of our 2024 Notes in the third quarter of fiscal 2014.

Interest expense and income for the three month periods ended May 2, 2015 and May 3, 2014 consists of the following:

	Three Months Ended
($000)	May 2, 2015	May 3, 2014
Interest expense on long-term debt	$4,642	$2,430
Other interest expense	341	341
Capitalized interest	(2,810)	(2,771)
Interest income	(170)	(104)
Interest expense (income), net	$2,003	$(104)

Taxes on earnings. Our effective tax rate for the three month periods ended May 2, 2015 and May 3, 2014 was approximately 39% and 38%, respectively, which represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective tax rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2015 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for the three month period ended May 2, 2015 was higher compared to the same period in the prior year primarily due to both lower cost of goods sold and lower SG&A expenses as a percentage of sales.

Earnings per share. Diluted earnings per share for the three month period ended May 2, 2015 was $1.37 compared to $1.15 in the prior year period. The increase in diluted earnings per share is attributable to an increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to the stock repurchase program. These earnings results include a benefit of about $0.04 per share mainly from the favorable timing of packaway-related costs that are expected to reverse in subsequent quarters of fiscal 2015.

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

	Three Months Ended
($000)	May 2, 2015	May 3, 2014
Cash provided by operating activities	$413,988	$504,577
Cash used in investing activities	(107,054)	(143,658)
Cash used in financing activities	(242,186)	(188,137)
Net increase in cash and cash equivalents	$64,748	$172,782

Operating Activities

Net cash provided by operating activities was $414.0 million and $504.6 million for the three month periods ended May 2, 2015 and May 3, 2014, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The decrease in cash flow from operating activities for the three month period ended May 2, 2015, compared to the same period in the prior year was primarily due to an increase in packaway inventory partially offset by higher earnings. The increase in packaway inventory was driven by opportunistic buys available in the marketplace. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 75%, 73%, and 74% as of May 2, 2015, January 31, 2015, and May 3, 2014, respectively. Changes in accounts payable leverage are primarily driven by the levels and timing of inventory receipts and payments.

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

Changes in packaway inventory levels impact our operating cash flow. As of May 2, 2015, packaway inventory was 45% of total inventory compared to 45% at the end of fiscal 2014. As of May 3, 2014, packaway inventory was 45% of total inventory compared to 49% at the end of fiscal 2013.

Investing Activities

Net cash used in investing activities was $107.1 million and $143.7 million for the three month periods ended May 2, 2015 and May 3, 2014, respectively. The decrease in cash used for investing activities for the three month period ended May 2, 2015, compared to the three month period ended May 3, 2014 was primarily due to a reduction in our capital expenditures.

Our capital expenditures were $106.9 million and $148.7 million for the three month periods ended May 2, 2015 and May 3, 2014, respectively. Our capital expenditures include costs to build or expand distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. The decrease in capital expenditures for the three month period ended May 2, 2015 compared to the three month period ended May 3, 2014 is due to lower distribution center related spending.

We are currently forecasting approximately $450 million in capital expenditures for fiscal year 2015 to fund costs for fixtures and leasehold improvements to open new Ross and dd's DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to primarily fund capital expenditures with available cash and cash flows from operations.

We had purchases of investments of $0.7 million for the three month period ended May 2, 2015 and no purchases of investments for the three month period ended May 3, 2014. We had proceeds from investments of $0.6 million and $12.0 million for the three month periods ended May 2, 2015 and May 3, 2014, respectively.

Financing Activities

Net cash used in financing activities was $242.2 million and $188.1 million for the three month periods ended May 2, 2015 and May 3, 2014, respectively. For the three month periods ended May 2, 2015 and May 3, 2014, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We repurchased 1.7 million and 2.0 million shares of common stock for aggregate purchase prices of approximately $175.8 million and $138.7 million during the three month periods ended May 2, 2015, and May 3, 2014, respectively. We also acquired 0.6 million and 0.5 million shares of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $62.0 million and $35.5 million during the three month periods ended May 2, 2015 and May 3, 2014, respectively. In February 2015, our Board of Directors approved a new two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.

For the three month periods ended May 2, 2015 and May 3, 2014, we paid dividends of $48.7 million and $42.6 million, respectively.

In March 2015, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend, to be paid on June 11, 2015 to stockholders of record as of April 22, 2015. The stock split will not have an impact on our consolidated financial position or results of operations. Share and per share amounts have not been restated to reflect the pending stock split.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank lines, and other credit sources to meet our capital and liquidity requirements, including lease payment obligations in 2015.

Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of May 2, 2015 we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of May 2, 2015:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$—	$85,000	$315,000	$400,000
Interest payment obligations	18,105	36,210	30,109	45,927	130,351
Operating leases (rent obligations)	438,265	864,311	590,730	502,676	2,395,982
New York buying office ground lease²	6,418	12,835	12,835	957,382	989,470
Purchase obligations	2,153,190	32,053	—	—	2,185,243
Total contractual obligations	$2,615,978	$945,409	$718,674	$1,820,985	$6,101,046

1We have a $108.1 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a 99-year ground lease.

Senior notes. In September 2014, we issued unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

At May 2, 2015 we also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of May 2, 2015, we were in compliance with these covenants.

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

Two of our leased warehouses are in Carlisle, Pennsylvania with leases expiring in 2016 and 2017. The third warehouse lease is in Fort Mill, South Carolina, with a lease expiring in 2019. The leases for the two Carlisle, Pennsylvania warehouses contain renewal provisions.

We currently lease approximately 68,000 square feet of office space for our Los Angeles buying office. The lease term for this facility expires in 2017 and contains renewal provisions.

Purchase obligations. As of May 2, 2015 we had purchase obligations of approximately $2,185 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at May 2, 2015:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$600,000	$—	$—	$600,000
Total commercial commitments	$—	$600,000	$—	$—	$600,000
For additional information relating to this credit facility, refer to Note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of May 2, 2015 we had no borrowings outstanding or standby letters of credit issued under this facility.

Our revolving credit facility has covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of May 2, 2015 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of May 2, 2015 and May 3, 2014, we had $19.5 million and $24.3 million, respectively, in standby letters of credit outstanding and $56.3 million and $54.2 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $32.8 million and $31.6 million in trade letters of credit outstanding at May 2, 2015 and May 3, 2014, respectively.

Dividends. In May 2015, our Board of Directors declared a cash dividend of $0.235 per common share, payable on June 30, 2015.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2015, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2015.

Recently issued and adopted accounting standards. In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. ASU 2015-03 is effective for annual and interim reporting periods after December 15, 2015, with early adoption permitted. We early adopted ASU 2015-03 retrospectively in our first fiscal quarter ended May 2, 2015. As a result of the retrospective adoption, we reclassified unamortized debt issuance costs of $2.8 million and $0.3 million as of January 31, 2015 and May 3, 2014, respectively, from Other long-term assets to a reduction in Long-term debt on the condensed consolidated balance sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

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

Other risk factors are detailed in our filings with the Securities and Exchange Commission including, without limitation, our Annual Report on Form 10-K for 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of May 2, 2015.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of May 2, 2015, we had no borrowings outstanding under our revolving credit facility.

We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrues interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of May 2, 2015 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended May 2, 2015. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2015 first fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our first fiscal quarter of 2015, and information we provide in our press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected growth, financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

We are subject to the economic and industry risks that affect large, multi-store retailers operating in the United States. We must continually and efficiently obtain and distribute a supply of merchandise our customers value throughout a large and growing network of stores and distribution centers around the country. The continued success and growth of our business depends in part upon our ability to increase sales and improve efficiencies at our existing store locations, open new stores, operate existing and new stores on a profitable basis, and maintain or reduce our costs.
We are also subject to various operational risks as we attempt to execute on our off-price retail merchandising and growth strategies. We must effectively manage all operating costs of the business, the largest of which are payroll and benefit costs for store and distribution center employees. Further, in order to support planned store growth, we must also add capacity to our existing distribution centers, find new distribution center sites, and build out planned additional distribution centers timely and cost effectively. Our existing strategies and store, buying organization, and distribution center expansion programs may not result in a continuation of our anticipated revenue or profit growth.
Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

•	Competitive pressures in the apparel and home-related merchandise retailing industry are high.

•	Unexpected changes may occur in the level of consumer spending on or preferences for apparel or home-related merchandise.

•
We depend on the market availability, quantity, and quality of attractive brand name merchandise at desirable discounts, and on the ability of our buyers to purchase merchandise to enable us to offer customers a wide assortment of merchandise at competitive prices.

•	We are subject to impacts from the macro-economic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income.

•	We must continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies.

•	Unseasonable weather may affect shopping patterns and consumer demand for seasonal apparel and other merchandise.

•
Data security breaches, including cyber-attacks on our transaction processing and computer information systems, could result in theft or unauthorized disclosure of customer, credit card, employee, or other private and valuable information that we handle in the ordinary course of our business. A breach of our data security, or our failure or delay in detecting and mitigating a loss of personal or business information, could result in damage to our reputation, loss of customer confidence, violation (or alleged violation) of applicable laws, and expose us to civil claims, litigation and regulatory action, and to unanticipated costs and disruption of our operations.

•	Disruptions in our supply chain or in our information systems could impact our ability to process sales and to distribute merchandise to our stores in a timely and cost-effective manner.

•	Issues involving the quality, safety, or authenticity of products we sell could increase our costs and/or adversely impact our sales.

•	In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage.

•	We may experience volatility in revenues and earnings.

•	An adverse outcome in various legal, regulatory, or tax matters could negatively impact our business.

•	A natural or man-made disaster in California or in another region where we have a concentration of stores or a distribution center could harm our business.

•	Our labor costs may increase as a result of industry trends and minimum wage requirements.

•	To achieve growth, we need to expand in existing markets and enter new geographic markets where we are less well known.

•	We need to obtain acceptable new store sites with favorable demographics to achieve our planned growth.

•	Damage to our corporate reputation or brands could adversely affect our sales and operating results.

•	We are subject to risks associated with importing merchandise from other countries.

•	To support our continuing operations, our new store and distribution center growth plans, and our stock repurchase program and dividend programs, we must maintain sufficient liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2015 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(2/01/2015 - 2/28/2015)	31,706	$93.13	—	$1,400,000
March
(3/01/2015 - 4/04/2015)	1,462,112	$105.92	907,408	$1,304,100
April
(4/05/2015 - 5/02/2015)	775,277	$103.07	775,088	$1,224,200
Total	2,269,095	$104.77	1,682,496

1We acquired 586,599 shares of treasury stock during the quarter ended May 2, 2015. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2In February 2015 our Board of Directors approved a new two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.

ITEM 6. EXHIBITS

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 10, 2015	By:	/s/Michael J. Hartshorn
Michael J. Hartshorn
Group Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1
Amendment of Certificate of Incorporation dated May 21, 2004 and Amendment of Certificate of Incorporation dated June 5, 2002 and Corrected First Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores for its quarter ended July 31, 2004.

3.2	Amendment of Certificate of Incorporation dated July 18, 2011, incorporated by reference to Exhibit 3.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

3.3	Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013, incorporated by reference to Exhibit 3.3 to the Form 10-K filed by Ross Stores, Inc. for the year ended February 2, 2013.

10.1	Forms of Executive Employment Agreement between Ross Stores, Inc. and Executives.

10.2	Forms of Amendment to Executive Employment Agreement between Ross Stores, Inc. and Executives.

10.3	Amendment to Independent Contractor Consultancy Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc.

10.4	Amendment to Retirement Benefit Package Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc.

10.5	Amendment to Executive Employment Agreement effective March 16, 2015 between Barbara Rentler and Ross Stores, Inc.

10.6	Amendment to Executive Employment Agreement effective March 16, 2015 between Michael O'Sullivan and Ross Stores, Inc.

10.7	Executive Employment Agreement effective March 16, 2015 between Michael Hartshorn and Ross Stores, Inc.

10.8	Severance Agreement effective January 31, 2015 between Doug Baker and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 10, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase