Form 10-Q
period 2015-08-01
ROSS STORES INC
filed 2015-09-09
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 19, 2015 was 408,072,468.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
($000, except stores and per share data, unaudited)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Sales	$2,968,270	$2,729,566	$5,906,418	$5,410,159

Costs and Expenses
Cost of goods sold	2,119,480	1,944,017	4,186,935	3,852,202
Selling, general and administrative	435,226	395,225	844,524	775,027
Interest expense (income), net	1,652	(95)	3,655	(200)
Total costs and expenses	2,556,358	2,339,147	5,035,114	4,627,029

Earnings before taxes	411,912	390,419	871,304	783,130
Provision for taxes on earnings	153,273	150,858	330,460	299,656
Net earnings	$258,639	$239,561	$540,844	$483,474

Earnings per share
Basic	$0.64	$0.58	$1.33	$1.16
Diluted	$0.63	$0.57	$1.32	$1.15

Weighted average shares outstanding (000)
Basic	404,760	415,130	406,211	416,514
Diluted	407,693	419,305	409,562	421,213

Dividends
Cash dividends declared per share	$0.1175	$0.1000	$0.2350	$0.2000

Stores open at end of period	1,424	1,338	1,424	1,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
($000, unaudited)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net earnings	$258,639	$239,561	$540,844	$483,474

Other comprehensive (loss) income:
Change in unrealized loss on investments, net of tax	(25)	(14)	(107)	(47)
Comprehensive income	$258,614	$239,547	$540,737	$483,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	August 1, 2015	January 31, 2015	August 2, 2014
Assets
Current Assets
Cash and cash equivalents	$630,288	$696,608	$549,784
Short-term investments	999	500	—
Accounts receivable	88,443	73,278	85,218
Merchandise inventory	1,509,752	1,372,675	1,258,820
Prepaid expenses and other	129,819	106,778	115,953
Deferred income taxes	10,732	12,951	14,090
Total current assets	2,370,033	2,262,790	2,023,865

Property and Equipment
Land and buildings	1,083,430	952,428	626,708
Fixtures and equipment	2,091,316	1,933,383	1,760,417
Leasehold improvements	889,893	854,572	827,073
Construction-in-progress	95,178	293,715	416,810
	4,159,817	4,034,098	3,631,008
Less accumulated depreciation and amortization	1,870,339	1,760,346	1,651,720
Property and equipment, net	2,289,478	2,273,752	1,979,288

Long-term investments	2,613	3,110	3,660
Other long-term assets	162,180	160,669	160,727
Total assets	$4,824,304	$4,700,321	$4,167,540

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,044,875	$1,000,700	$967,915
Accrued expenses and other	405,629	385,325	367,451
Accrued payroll and benefits	225,153	256,141	189,585
Income taxes payable	—	17,202	7,170
Total current liabilities	1,675,657	1,659,368	1,532,121

Long-term debt	395,793	395,562	149,708
Other long-term liabilities	287,406	279,500	283,584
Deferred income taxes	78,934	86,681	52,800

Commitments and contingencies

Stockholders’ Equity
Common stock	4,087	4,149	4,204
Additional paid-in capital	1,080,108	1,013,607	978,748
Treasury stock	(224,194)	(160,600)	(159,164)
Accumulated other comprehensive income	223	330	342
Retained earnings	1,526,290	1,421,724	1,325,197
Total stockholders’ equity	2,386,514	2,279,210	2,149,327
Total liabilities and stockholders’ equity	$4,824,304	$4,700,321	$4,167,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	August 1, 2015	August 2, 2014
Cash Flows From Operating Activities
Net earnings	$540,844	$483,474
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	128,729	110,670
Stock-based compensation	29,881	25,095
Deferred income taxes	(5,528)	(9,934)
Tax benefit from equity issuance	37,431	24,061
Excess tax benefit from stock-based compensation	(37,352)	(23,755)
Change in assets and liabilities:
Merchandise inventory	(137,077)	(1,665)
Other current assets	(38,097)	(34,536)
Accounts payable	64,802	189,896
Other current liabilities	111	(12,101)
Other long-term, net	6,627	(9,414)
Net cash provided by operating activities	590,371	741,791

Cash Flows From Investing Activities
Additions to property and equipment	(193,108)	(253,350)
Increase in restricted cash and investments	(73)	(7,043)
Purchases of investments	(718)	—
Proceeds from investments	602	12,022
Net cash used in investing activities	(193,297)	(248,371)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	37,352	23,755
Issuance of common stock related to stock plans	11,312	9,318
Treasury stock purchased	(63,601)	(37,605)
Repurchase of common stock	(351,515)	(277,391)
Dividends paid	(96,942)	(84,881)
Net cash used in financing activities	(463,394)	(366,804)

Net (decrease) increase in cash and cash equivalents	(66,320)	126,616

Cash and cash equivalents:
Beginning of period	696,608	423,168
End of period	$630,288	$549,784

Supplemental Cash Flow Disclosures
Interest paid	$8,982	$4,834
Income taxes paid	$322,294	$299,762
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 1, 2015 and August 2, 2014
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of August 1, 2015 and August 2, 2014, the results of operations and comprehensive income for the three and six month periods ended August 1, 2015 and August 2, 2014, and cash flows for the six month periods ended August 1, 2015 and August 2, 2014. The Condensed Consolidated Balance Sheet as of January 31, 2015, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and six month periods ended August 1, 2015 and August 2, 2014 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Stock dividend. On March 24, 2015, the Company's Board of Directors declared a two-for-one split of the Company's common stock issued in the form of a stock dividend. Stockholders of record as of April 22, 2015 were issued one additional share of common stock on June 11, 2015 for each share held. All share and per share amounts have been adjusted to reflect the stock split.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheets as of August 1, 2015, January 31, 2015, and August 2, 2014:

Restricted Assets ($000)	August 1, 2015	January 31, 2015	August 2, 2014
Prepaid expenses and other	$19,719	$19,713	$22,766
Other long-term assets	56,125	56,107	55,737
Total	$75,844	$75,820	$78,503

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of August 1, 2015 and August 2, 2014, the Company had $10.0 million and $22.6 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Sales mix. The Company’s sales mix is shown below for the three and six month periods ended August 1, 2015 and August 2, 2014:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Ladies	30%	31%	30%	31%
Home Accents and Bed and Bath	23%	22%	23%	22%
Men's	14%	14%	13%	13%
Shoes	13%	13%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	12%	13%	13%
Children's	7%	8%	8%	8%
Total	100%	100%	100%	100%

Cash Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company's Board of Directors declared cash dividends of $0.1175 per common share in February and May 2015, respectively, and $0.1000 per common share in February, May, August, and November 2014, respectively.

In August 2015, the Company's Board of Directors declared a cash dividend of $0.1175 per common share, payable on September 30, 2015.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of August 1, 2015.

The Company is also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against the Company may include commercial, product and product safety, customer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that the Company violated federal, state, and/or local laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

In the opinion of management, the resolution of pending class action litigation and other currently pending legal and regulatory proceedings will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Recently issued and adopted accounting standards. In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. ASU 2015-03 is effective for annual and interim reporting periods after December 15, 2015, with early adoption permitted. The Company early adopted ASU 2015-03 retrospectively in its first fiscal quarter ended May 2, 2015. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $2.8 million and $0.3 million as of January 31, 2015 and August 2, 2014, respectively, from Other long-term assets to a reduction in Long-term debt on the condensed consolidated balance sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

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

There were no transfers between Level 1 and Level 2 categories during the three and six month periods ended August 1, 2015. The fair value of the Company’s financial instruments are as follows:

($000)	August 1, 2015	January 31, 2015	August 2, 2014
Cash and cash equivalents
Level 1	$630,288	$696,608	$549,784

Investments
Level 2	3,612	3,610	3,660

Restricted cash and cash equivalents
Level 1	$72,076	$71,992	$74,586

Restricted investments
Level 1	$3,768	$3,828	$3,805
Level 2	—	—	112

The underlying assets in the Company’s non-qualified deferred compensation program as of August 1, 2015, January 31, 2015, and August 2, 2014 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	August 1, 2015	January 31, 2015	August 2, 2014
Level 1	$82,953	$81,926	$79,753
Level 2	12,842	12,128	13,638
Total	$95,795	$94,054	$93,391

Note C: Stock-Based Compensation

Stock-based compensation. For the three and six month periods ended August 1, 2015 and August 2, 2014, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Restricted stock	$9,395	$8,550	$17,969	$16,502
Performance awards	5,537	3,960	10,642	7,485
Employee stock purchase plan	662	550	1,270	1,108
Total	$15,594	$13,060	$29,881	$25,095

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three and six month periods ended August 1, 2015 and August 2, 2014 is as follows:

	Three Months Ended		Six Months Ended
Statements of Earnings Classification ($000)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cost of goods sold	$7,420	$7,085	$14,483	$13,263
Selling, general and administrative	8,174	5,975	15,398	11,832
Total	$15,594	$13,060	$29,881	$25,095

Restricted stock. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and six month periods ended August 1, 2015 and August 2, 2014, shares purchased by the Company for tax withholding totaled 33,705 and 1,206,903 and 62,544 and 1,031,252, respectively, and are considered treasury shares which are available for reissuance.

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

As of August 1, 2015, shares related to unvested restricted stock and performance share awards totaled 6.0 million shares. A summary of restricted stock and performance share award activity for the six month period ended August 1, 2015 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 31, 2015	6,982	$24.01
Awarded	1,830	51.95
Released	(2,480)	16.71
Forfeited	(354)	29.43
Unvested at August 1, 2015	5,978	$33.61

The unamortized compensation expense at August 1, 2015 was $110.7 million which is expected to be recognized over a weighted-average remaining period of 2.1 years. The unamortized compensation expense at August 2, 2014 was $106.6 million, which was expected to be recognized over a weighted-average remaining period of 2.2 years.

Employee stock purchase plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible employees participating in the quarterly offering period can choose to spend up to the lesser of 10% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase the Company’s common stock each year. The purchase price of the stock is 85% of the closing market price on the date of purchase. Purchases occur on on the last trading day of each calendar quarter. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Stock option activity. A summary of the stock option activity for the six month period ended August 1, 2015 is presented below:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 31, 2015	1,038	$7.05
Granted	—	—
Exercised	(594)	6.95
Forfeited	—	—
Outstanding at August 1, 2015, all vested	444	$7.19	0.89	$20,402

No stock options were granted during the six month periods ended August 1, 2015 and August 2, 2014.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of August 1, 2015 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$5.90	to	$6.89	118	0.65	$6.68
6.95	to	6.95	161	0.62	6.95
7.04	to	7.63	61	0.55	7.19
7.66	to	7.66	7	1.21	7.66
8.19	to	8.19	97	1.81	8.19
$5.90	to	$8.19	444	0.89	$7.19

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

For the three and six month periods ended August 1, 2015, approximately 2,100 and 2,900 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented. For the three and six month periods ended August 2, 2014, approximately 22,400 and 12,300 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
August 1, 2015
Shares	404,760	2,933	407,693	406,211	3,351	409,562
Amount	$0.64	$(0.01)	$0.63	$1.33	$(0.01)	$1.32

August 2, 2014
Shares	415,130	4,175	419,305	416,514	4,699	421,213
Amount	$0.58	$(0.01)	$0.57	$1.16	$(0.01)	$1.15

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consists of the following:

($000)	August 1, 2015	January 31, 2015	August 2, 2014
6.38% Series A Senior Notes due 2018	$84,889	$84,873	$84,857
6.53% Series B Senior Notes due 2021	64,872	64,861	64,851
3.375% Senior Notes due 2024	246,032	245,828	—
Total	$395,793	$395,562	$149,708

In September 2014, the Company issued unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of August 1, 2015, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of August 1, 2015, the Company was in compliance with these covenants.

As of August 1, 2015, January 31, 2015, and August 2, 2014, total unamortized discount and debt issuance costs were $4.2 million, $4.4 million, and $0.3 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the long-term debt was approximately $425 million, $442 million, and $181 million as of August 1, 2015, January 31, 2015, and August 2, 2014, respectively. The fair values are estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Interest expense and income for the three and six month periods ended August 1, 2015 and August 2, 2014 consists of the following:

	Three Months Ended		Six Months Ended
($000)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Interest expense on long-term debt	$4,642	$2,430	$9,284	$4,860
Other interest expense	303	303	644	644
Capitalized interest	(3,193)	(2,731)	(6,002)	(5,502)
Interest income	(100)	(97)	(271)	(202)
Interest expense (income), net	$1,652	$(95)	$3,655	$(200)

Revolving credit facility. The Company's $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of August 1, 2015 the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to certain financial covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of August 1, 2015, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of August 1, 2015, January 31, 2015, and August 2, 2014, the reserves for unrecognized tax benefits were $105.2 million, $101.7 million, and $101.9 million inclusive of $20.8 million, $23.6 million, and $23.7 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $51.8 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

During the next twelve months, it is reasonably possible that the statute of limitations may lapse pertaining to positions taken by the Company in prior year tax returns. If this occurs, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $3.6 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2011 through 2014. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2010 through 2014. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Dublin, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of August 1, 2015 and August 2, 2014, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended August 1, 2015 and August 2, 2014, and of cash flows for the six-month periods ended August 1, 2015 and August 2, 2014. These interim financial statements are the responsibility of the Company's management.

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
September 9, 2015

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,259 locations in 33 states, the District of Columbia and Guam as of August 1, 2015. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 165 dd’s DISCOUNTS stores in 15 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three and six month periods ended August 1, 2015 and August 2, 2014:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Sales
Sales (millions)	$2,968	$2,729	$5,906	$5,410
Sales growth	8.7%	7.0%	9.2%	6.3%
Comparable store sales growth	4%	2%	5%	2%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.4%	71.2%	70.9%	71.2%
Selling, general and administrative	14.7%	14.5%	14.3%	14.3%
Interest expense (income), net	0.0%	0.0%	0.1%	0.0%

Earnings before taxes (as a percent of sales)	13.9%	14.3%	14.7%	14.5%

Net earnings (as a percent of sales)	8.7%	8.8%	9.2%	8.9%

All share and per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.

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

	Three Months Ended		Six Months Ended
Store Count	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Beginning of the period	1,399	1,309	1,362	1,276
Opened in the period	27	30	64	67
Closed in the period	(2)	(1)	(2)	(5)
End of the period	1,424	1,338	1,424	1,338

Sales. Sales for the three month period ended August 1, 2015 increased $239 million, or 8.7%, compared to the three month period ended August 2, 2014, due to the opening of 86 net new stores between August 2, 2014 and August 1, 2015 and a 4% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the six month period ended August 1, 2015 increased $496 million, or 9.2%, compared to the six month period ended August 2, 2014, due to the opening of 86 net new stores between August 2, 2014 and August 1, 2015 and a 5% increase in comparable store sales.

Our sales mix for the three and six month periods ended August 1, 2015 and August 2, 2014 is shown below:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Ladies	30%	31%	30%	31%
Home Accents and Bed and Bath	23%	22%	23%	22%
Men's	14%	14%	13%	13%
Shoes	13%	13%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	12%	13%	13%
Children's	7%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and six month periods ended August 1, 2015, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and six month periods ended August 1, 2015 increased $175 million and $335 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 86 net new stores and a 4% and 5% increase in comparable store sales, respectively.

Cost of goods sold as a percentage of sales for the three month period ended August 1, 2015 increased approximately 20 basis points from the same period in the prior year. These higher expenses were primarily due to a 40 basis point increase in distribution expenses mainly from the opening of a new distribution center and higher freight and buying costs of 10 and five basis points, respectively. These unfavorable items were partially offset by a 25 basis point improvement in merchandise margin and occupancy leverage of 10 basis points.

Cost of goods sold as a percentage of sales for the six month period ended August 1, 2015 decreased approximately 30 basis points from the same period in the prior year primarily due to a 45 basis point increase in merchandise margin and five basis points of leverage on occupancy costs. These improvements were partially offset by 10 basis point increases in both freight and distribution costs.

We cannot be sure that the gross profit margins realized for the three and six month periods ended August 1, 2015 will continue in the future.

Selling, general and administrative expenses. For the three and six month periods ended August 1, 2015, selling, general and administrative expenses ("SG&A") increased $40 million and $69 million compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 86 net new stores between August 2, 2014 and August 1, 2015.

Selling, general and administrative expenses as a percentage of sales for the three month period ended August 1, 2015 increased 15 basis points compared to the same period in the prior year. These higher costs resulted from an unfavorable comparison to last year's second quarter which included a one-time benefit of 20 basis points related to the resolution of a legal matter. This was partially offset by 5 basis points of leverage resulting from the 4% increase in comparable store sales.

Selling, general and administrative expenses as a percentage of sales for the six month period ended August 1, 2015 declined 5 basis points primarily due to leverage resulting from the 5% comparable store sales increase. This was partially offset by the unfavorable comparison to last year when we recognized a one-time benefit of 10 basis points related to the aforementioned legal matter.

Interest expense (income), net. Net interest expense as a percentage of sales for the three and six month periods ended August 1, 2015 increased compared to the same periods in the prior year primarily due to the issuance of our 2024 Notes in the third quarter of fiscal 2014.

Interest expense and income for the three and six month periods ended August 1, 2015 and August 2, 2014 consists of the following:

	Three Months Ended		Six Months Ended
($000)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Interest expense on long-term debt	$4,642	$2,430	$9,284	$4,860
Other interest expense	303	303	644	644
Capitalized interest	(3,193)	(2,731)	(6,002)	(5,502)
Interest income	(100)	(97)	(271)	(202)
Interest expense (income), net	$1,652	$(95)	$3,655	$(200)

Taxes on earnings. Our effective tax rate for the three month periods ended August 1, 2015 and August 2, 2014 was approximately 37% and 39%, respectively, and our effective tax rate for both of the six month periods ended August 1, 2015 and August 2, 2014, was approximately 38%. Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2015 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for the three month period ended August 1, 2015 was lower compared to the same period in the prior year primarily due to both higher cost of goods sold and higher SG&A expenses as a percentage of sales.

Net earnings as a percentage of sales for the six month period ended August 1, 2015 was higher compared to the same period in the prior year primarily due to both lower cost of goods sold and lower SG&A expenses as a percentage of sales.

Earnings per share. Diluted earnings per share for the three and six month periods ended August 1, 2015 was $0.63 and $1.32, respectively, compared to $0.57 and $1.15, respectively, for the three and six month periods ended August 2, 2014. The increases in diluted earnings per share for both the three and six month periods ended August 1, 2015 is attributable to an increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to the stock repurchase program.

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

	Six Months Ended
($000)	August 1, 2015	August 2, 2014
Cash provided by operating activities	$590,371	$741,791
Cash used in investing activities	(193,297)	(248,371)
Cash used in financing activities	(463,394)	(366,804)
Net (decrease) increase in cash and cash equivalents	$(66,320)	$126,616

Operating Activities

Net cash provided by operating activities was $590.4 million and $741.8 million for the six month periods ended August 1, 2015 and August 2, 2014, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The decrease in cash flow from operating activities for the six month period ended August 1, 2015, compared to the same period in the prior year was primarily driven by an increase in and the timing of packaway receipts versus last year, partially offset by higher earnings. The increase in packaway inventory was driven by opportunistic buys available in the marketplace. The earlier timing of these packaway receipts versus last year resulted in lower accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 69%, 73%, and 77% as of August 1, 2015, January 31, 2015, and August 2, 2014, respectively.

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

Changes in packaway inventory levels impact our operating cash flow. As of August 1, 2015, packaway inventory was 46% of total inventory compared to 45% at the end of fiscal 2014. As of August 2, 2014, packaway inventory was 43% of total inventory compared to 49% at the end of fiscal 2013.

Investing Activities

Net cash used in investing activities was $193.3 million and $248.4 million for the six month periods ended August 1, 2015 and August 2, 2014, respectively. The decrease in cash used for investing activities for the six month period ended

August 1, 2015, compared to the six month period ended August 2, 2014 was primarily due to a reduction in our capital expenditures.

Our capital expenditures were $193.1 million and $253.4 million for the six month periods ended August 1, 2015 and August 2, 2014, respectively. Our capital expenditures include costs to build or expand distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. The decrease in capital expenditures for the six month period ended August 1, 2015 compared to the six month period ended August 2, 2014 is primarily due to lower distribution center related spending.

We are currently forecasting approximately $400 million in capital expenditures for fiscal year 2015 to fund costs for fixtures and leasehold improvements to open new Ross and dd's DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. Our planned capital expenditures of $400 million for fiscal year 2015 decreased from the amount we previously forecasted of $450 million primarily due to lower distribution center construction costs and the deferral of certain other projects. We expect to primarily fund capital expenditures with available cash and cash flows from operations.

We had purchases of investments of $0.7 million for the six month period ended August 1, 2015 and no purchases of investments for the six month period ended August 2, 2014. We had proceeds from investments of $0.6 million and $12.0 million for the six month periods ended August 1, 2015 and August 2, 2014, respectively.

Financing Activities

Net cash used in financing activities was $463.4 million and $366.8 million for the six month periods ended August 1, 2015 and August 2, 2014, respectively. For the six month periods ended August 1, 2015 and August 2, 2014, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We repurchased 6.9 million and 8.1 million shares of common stock for aggregate purchase prices of approximately $351.5 million and $277.4 million during the six month periods ended August 1, 2015, and August 2, 2014, respectively. We also acquired 1.2 million and 1.0 million shares of treasury stock through our employee equity compensation programs, for aggregate purchase prices of approximately $63.6 million and $37.6 million during the six month periods ended August 1, 2015 and August 2, 2014, respectively. In February 2015, our Board of Directors approved a new two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.

For the six month periods ended August 1, 2015 and August 2, 2014, we paid cash dividends of $96.9 million and $84.9 million, respectively.

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

Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of August 1, 2015 we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of August 1, 2015:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$—	$85,000	$315,000	$400,000
Interest payment obligations	18,105	36,210	27,398	43,805	125,518
Operating leases (rent obligations)	446,099	860,058	579,727	491,984	2,377,868
New York buying office ground lease²	6,418	12,835	12,835	955,777	987,865
Purchase obligations	2,046,400	13,351	—	—	2,059,751
Total contractual obligations	$2,517,022	$922,454	$704,960	$1,806,566	$5,951,002

1We have a $105.2 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a 99-year ground lease.

Senior notes. In September 2014, we issued unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

At August 1, 2015 we also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of August 1, 2015, we were in compliance with these covenants.

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

Purchase obligations. As of August 1, 2015 we had purchase obligations of approximately $2,060 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at August 1, 2015:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$600,000	$—	$—	$600,000
Total commercial commitments	$—	$600,000	$—	$—	$600,000
For additional information relating to this credit facility, refer to Note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of August 1, 2015 we had no borrowings outstanding or standby letters of credit issued under this facility.

Our revolving credit facility has covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of August 1, 2015 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of August 1, 2015 and August 2, 2014, we had $19.5 million and $24.3 million, respectively, in standby letters of credit outstanding and $56.3 million and $54.2 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $51.4 million and $46.2 million in trade letters of credit outstanding at August 1, 2015 and August 2, 2014, respectively.

Dividends. In August 2015, our Board of Directors declared a cash dividend of $0.1175 per common share, payable on September 30, 2015.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2015, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2015.

Recently issued and adopted accounting standards. In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. ASU 2015-03 is effective for annual and interim reporting periods after December 15, 2015, with early adoption permitted. We early adopted ASU 2015-03 retrospectively in our first fiscal quarter ended May 2, 2015. As a result of the retrospective adoption, we reclassified unamortized debt issuance costs of $2.8 million and $0.3 million as of January 31, 2015 and August 2, 2014, respectively, from Other long-term assets to a reduction in Long-term debt on the condensed consolidated balance sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of August 1, 2015.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of August 1, 2015, we had no borrowings outstanding under our revolving credit facility.

We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrues interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of August 1, 2015 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended August 1, 2015. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2015 second fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our second fiscal quarter of 2015, and information we provide in our press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected growth, financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

•	Disruptions in our supply chain or in our information systems could impact our ability to process sales and to distribute merchandise to our stores in a timely and cost-effective manner.

•	Issues involving the quality, safety, or authenticity of products we sell could increase our costs and/or adversely impact our sales.

•	In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage.

•	We may experience volatility in revenues and earnings.

•	An adverse outcome in various legal, regulatory, or tax matters could negatively impact our business.

•	A natural or man-made disaster in California or in another region where we have a concentration of stores or a distribution center could harm our business.

•	Our labor costs may increase as a result of industry trends and minimum wage requirements.

•	To achieve growth, we need to expand in existing markets and enter new geographic markets where we are less well known.

•	We need to obtain acceptable new store sites with favorable demographics to achieve our planned growth.

•	Damage to our corporate reputation or brands could adversely affect our sales and operating results.

•	We are subject to risks associated with importing merchandise from other countries.

•	To support our continuing operations, our new store and distribution center growth plans, and our stock repurchase program and dividend programs, we must maintain sufficient liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2015 is as follows:

	Total number of shares (or units) purchased[1,2]	Average price paid per share (or unit)[1]	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[3]
Period
May
(5/03/2015 - 5/30/2015)	874,272	$49.88	849,594	$1,181,800
June
(5/31/2015 - 7/04/2015)	1,484,585	$49.28	1,475,558	$1,109,100
July
(7/05/2015 - 8/01/2015)	1,165,646	$51.99	1,165,646	$1,048,500
Total	3,524,503	$50.33	3,490,798

1All share and per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.

2We acquired 33,705 shares of treasury stock during the quarter ended August 1, 2015. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

3In February 2015 our Board of Directors approved a new two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.

ITEM 6. EXHIBITS

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 9, 2015	By:	/s/Michael J. Hartshorn
Michael J. Hartshorn
Group Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1
Certificate of Incorporation of Ross Stores, Inc. as amended (Corrected First Restated Certificate of Incorporation, dated March 17, 1999, together with amendments thereto through Amendment of Certificate of Incorporation dated May 29, 2015).

3.2	Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013, incorporated by reference to Exhibit 3.3 to the Form 10-K filed by Ross Stores, Inc. for the year ended February 2, 2013.

10.1	Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan, Amended and Restated on March 11, 2015.

10.2	First Amendment to Employment Agreement between Michael Balmuth and Ross Stores, Inc. dated March 15, 2015.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 9, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase