Form 10-Q
period 2015-10-31
ROSS STORES INC
filed 2015-12-09
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 17, 2015 was 405,005,042.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales	$2,782,855	$2,598,820	$8,689,273	$8,008,979

Costs and Expenses
Cost of goods sold	2,003,347	1,882,185	6,190,282	5,734,387
Selling, general and administrative	443,354	410,002	1,287,878	1,185,029
Interest expense, net	4,427	777	8,082	577
Total costs and expenses	2,451,128	2,292,964	7,486,242	6,919,993

Earnings before taxes	331,727	305,856	1,203,031	1,088,986
Provision for taxes on earnings	116,071	113,136	446,531	412,792
Net earnings	$215,656	$192,720	$756,500	$676,194

Earnings per share
Basic	$0.54	$0.47	$1.87	$1.63
Diluted	$0.53	$0.46	$1.85	$1.61

Weighted average shares outstanding (000)
Basic	401,494	411,732	404,636	414,920
Diluted	404,504	415,929	407,888	419,483

Dividends
Cash dividends declared per share	$0.1175	$0.1000	$0.3525	$0.3000

Stores open at end of period	1,448	1,366	1,448	1,366
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net earnings	$215,656	$192,720	$756,500	$676,194

Other comprehensive (loss) income:
Change in unrealized loss on investments, net of tax	(10)	(18)	(117)	(65)
Comprehensive income	$215,646	$192,702	$756,383	$676,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	October 31, 2015	January 31, 2015	November 1, 2014
Assets
Current Assets
Cash and cash equivalents	$485,703	$696,608	$571,578
Short-term investments	1,413	500	—
Accounts receivable	81,324	73,278	75,895
Merchandise inventory	1,700,834	1,372,675	1,495,013
Prepaid expenses and other	156,130	106,778	143,665
Deferred income taxes	9,186	12,951	16,342
Total current assets	2,434,590	2,262,790	2,302,493

Property and Equipment
Land and buildings	1,085,367	952,428	951,774
Fixtures and equipment	2,179,860	1,933,383	1,892,552
Leasehold improvements	908,749	854,572	834,318
Construction-in-progress	66,137	293,715	228,476
	4,240,113	4,034,098	3,907,120
Less accumulated depreciation and amortization	1,932,448	1,760,346	1,705,500
Property and equipment, net	2,307,665	2,273,752	2,201,620

Long-term investments	2,190	3,110	3,634
Other long-term assets	159,326	160,669	159,127
Total assets	$4,903,771	$4,700,321	$4,666,874

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,053,013	$1,000,700	$1,131,717
Accrued expenses and other	417,156	385,325	395,126
Accrued payroll and benefits	279,310	256,141	240,081
Income taxes payable	—	17,202	—
Total current liabilities	1,749,479	1,659,368	1,766,924

Long-term debt	395,909	395,562	395,971
Other long-term liabilities	284,799	279,500	278,254
Deferred income taxes	79,502	86,681	38,429

Commitments and contingencies

Stockholders’ Equity
Common stock	4,053	4,149	4,176
Additional paid-in capital	1,095,568	1,013,607	1,001,688
Treasury stock	(227,676)	(160,600)	(160,237)
Accumulated other comprehensive income	213	330	324
Retained earnings	1,521,924	1,421,724	1,341,345
Total stockholders’ equity	2,394,082	2,279,210	2,187,296
Total liabilities and stockholders’ equity	$4,903,771	$4,700,321	$4,666,874
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	October 31, 2015	November 1, 2014
Cash Flows From Operating Activities
Net earnings	$756,500	$676,194
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	202,174	170,321
Stock-based compensation	45,573	38,776
Deferred income taxes	(3,414)	(26,557)
Tax benefit from equity issuance	39,486	30,648
Excess tax benefit from stock-based compensation	(39,406)	(30,073)
Change in assets and liabilities:
Merchandise inventory	(328,159)	(237,858)
Other current assets	(57,271)	(53,561)
Accounts payable	73,715	353,184
Other current liabilities	65,802	67,769
Other long-term, net	7,027	(6,861)
Net cash provided by operating activities	762,027	981,982

Cash Flows From Investing Activities
Additions to property and equipment	(285,560)	(551,545)
Increase in restricted cash and investments	(91)	(4,764)
Purchases of investments	(718)	—
Proceeds from investments	603	12,022
Net cash used in investing activities	(285,766)	(544,287)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	39,406	30,073
Net proceeds from issuance of long-term debt	—	246,200
Issuance of common stock related to stock plans	15,647	18,405
Treasury stock purchased	(67,083)	(38,678)
Repurchase of common stock	(530,303)	(418,478)
Dividends paid	(144,833)	(126,807)
Net cash used in financing activities	(687,166)	(289,285)

Net (decrease) increase in cash and cash equivalents	(210,905)	148,410

Cash and cash equivalents:
Beginning of period	696,608	423,168
End of period	$485,703	$571,578

Supplemental Cash Flow Disclosures
Interest paid	$13,201	$4,834
Income taxes paid	$465,548	$461,108
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended October 31, 2015 and November 1, 2014
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 31, 2015 and November 1, 2014, the results of operations and comprehensive income for the three and nine month periods ended October 31, 2015 and November 1, 2014, and cash flows for the nine month periods ended October 31, 2015 and November 1, 2014. The Condensed Consolidated Balance Sheet as of January 31, 2015, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and nine month periods ended October 31, 2015 and November 1, 2014 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Stock dividend. In March 2015, the Company's Board of Directors declared a two-for-one split of the Company's common stock issued in the form of a stock dividend. Stockholders of record as of April 22, 2015 were issued one additional share of common stock on June 11, 2015 for each share held. All share and per share amounts have been adjusted to reflect the stock split.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheets as of October 31, 2015, January 31, 2015, and November 1, 2014:

Restricted Assets ($000)	October 31, 2015	January 31, 2015	November 1, 2014
Prepaid expenses and other	$19,721	$19,713	$22,104
Other long-term assets	56,130	56,107	54,117
Total	$75,851	$75,820	$76,221

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of October 31, 2015 and November 1, 2014, the Company had $9.2 million and $18.9 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Sales mix. The Company’s sales mix is shown below for the three and nine month periods ended October 31, 2015 and November 1, 2014:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Ladies	29%	29%	30%	30%
Home Accents and Bed and Bath	24%	25%	23%	23%
Men's	13%	12%	13%	13%
Shoes	13%	13%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%	13%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

Cash Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company's Board of Directors declared cash dividends of $0.1175 per common share in February, May, and August 2015, respectively, and $0.1000 per common share in February, May, August, and November 2014, respectively.

In November 2015, the Company's Board of Directors declared a cash dividend of $0.1175 per common share, payable on December 31, 2015.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of October 31, 2015.

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

Recently issued and adopted accounting standards. In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. ASU 2015-03 is effective for annual and interim reporting periods after December 15, 2015, with early adoption permitted. The Company early adopted ASU 2015-03 retrospectively in its first fiscal quarter ended May 2, 2015. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $2.8 million and $2.4 million as of January 31, 2015 and November 1, 2014, respectively, from Other long-term assets to a reduction in Long-term debt on the condensed consolidated balance sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

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

There were no transfers between Level 1 and Level 2 categories during the three and nine month periods ended October 31, 2015. The fair value of the Company’s financial instruments are as follows:

($000)	October 31, 2015	January 31, 2015	November 1, 2014
Cash and cash equivalents
Level 1	$485,703	$696,608	$571,578

Investments
Level 2	$3,603	$3,610	$3,634

Restricted cash and cash equivalents
Level 1	$72,101	$71,992	$72,312

Restricted investments
Level 1	$3,750	$3,828	$3,798
Level 2	—	—	111

The underlying assets in the Company’s non-qualified deferred compensation program as of October 31, 2015, January 31, 2015, and November 1, 2014 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	October 31, 2015	January 31, 2015	November 1, 2014
Level 1	$80,116	$81,926	$81,455
Level 2	12,996	12,128	12,715
Total	$93,112	$94,054	$94,170

Note C: Stock-Based Compensation

Stock-based compensation. For the three and nine month periods ended October 31, 2015 and November 1, 2014, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Restricted stock	$9,449	$9,202	$27,417	$25,704
Performance awards	5,553	3,891	16,195	11,376
Employee stock purchase plan	690	588	1,961	1,696
Total	$15,692	$13,681	$45,573	$38,776

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three and nine month periods ended October 31, 2015 and November 1, 2014 is as follows:

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification ($000)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Cost of goods sold	$7,342	$6,740	$21,824	$20,003
Selling, general and administrative	8,350	6,941	23,749	18,773
Total	$15,692	$13,681	$45,573	$38,776

Restricted stock. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and nine month periods ended October 31, 2015 and November 1, 2014, shares purchased by the Company for tax withholding totaled 71,893 and 1,278,796 and 28,774 and 1,060,026, respectively, and are considered treasury shares which are available for reissuance.

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

As of October 31, 2015, shares related to unvested restricted stock and performance share awards totaled 5.9 million shares. A summary of restricted stock and performance share award activity for the nine month period ended October 31, 2015 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 31, 2015	6,982	$24.01
Awarded	1,965	51.81
Released	(2,649)	17.05
Forfeited	(360)	30.14
Unvested at October 31, 2015	5,938	$34.32

The unamortized compensation expense at October 31, 2015 was $105.1 million which is expected to be recognized over a weighted-average remaining period of 2.0 years. The unamortized compensation expense at November 1, 2014 was $98.3 million, which was expected to be recognized over a weighted-average remaining period of 2.0 years.

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

Stock option activity. A summary of the stock option activity for the nine month period ended October 31, 2015 is presented below:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 31, 2015	1,038	$7.05
Granted	—	—
Exercised	(657)	6.92
Forfeited	—	—
Outstanding at October 31, 2015, all vested	381	$7.27	0.72	$16,485

No stock options were granted during the nine month periods ended October 31, 2015 and November 1, 2014.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of October 31, 2015 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$6.08	to	$6.86	15	0.49	$6.32
6.89	to	6.89	76	0.54	6.89
6.95	to	6.95	156	0.37	6.95
7.04	to	7.66	37	0.46	7.30
8.19	to	8.19	97	1.56	8.19
$6.08	to	$8.19	381	0.72	$7.27

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

For the three and nine month periods ended October 31, 2015, approximately 28,400 and 8,600 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented. For the three and nine month periods ended November 1, 2014, approximately 3,700 and 11,500 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
October 31, 2015
Shares	401,494	3,010	404,504	404,636	3,252	407,888
Amount	$0.54	$(0.01)	$0.53	$1.87	$(0.02)	$1.85

November 1, 2014
Shares	411,732	4,197	415,929	414,920	4,563	419,483
Amount	$0.47	$(0.01)	$0.46	$1.63	$(0.02)	$1.61

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	October 31, 2015	January 31, 2015	November 1, 2014
6.38% Series A Senior Notes due 2018	$84,898	$84,873	$84,865
6.53% Series B Senior Notes due 2021	64,877	64,861	64,856
3.375% Senior Notes due 2024	246,134	245,828	246,250
Total	$395,909	$395,562	$395,971

In September 2014, the Company issued unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of October 31, 2015, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of October 31, 2015, the Company was in compliance with these covenants.

As of October 31, 2015, January 31, 2015, and November 1, 2014, total unamortized discount and debt issuance costs were $4.1 million, $4.4 million, and $4.0 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the long-term debt was approximately $423 million, $442 million, and $426 million as of October 31, 2015, January 31, 2015, and November 1, 2014, respectively. The fair values are estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Interest expense for the three and nine month periods ended October 31, 2015 and November 1, 2014 consisted of the following:

	Three Months Ended		Nine Months Ended
($000)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Interest expense on long-term debt	$4,642	$3,488	$13,926	$8,348
Other interest expense	303	304	947	948
Capitalized interest	(406)	(2,894)	(6,408)	(8,396)
Interest income	(112)	(121)	(383)	(323)
Interest expense, net	$4,427	$777	$8,082	$577

Revolving credit facility. The Company's $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of October 31, 2015 the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to certain financial covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of October 31, 2015, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of October 31, 2015, January 31, 2015, and November 1, 2014, the reserves for unrecognized tax benefits were $103.4 million, $101.7 million, and $101.1 million inclusive of $20.3 million, $23.6 million, and $23.4 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $52.1 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

The Company believes it is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $10.1 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2012 through 2014. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2010 through 2014. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Dublin, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 31, 2015 and November 1, 2014, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended October 31, 2015 and November 1, 2014, and of cash flows for the nine-month periods ended October 31, 2015 and November 1, 2014. These interim financial statements are the responsibility of the Company's management.

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
December 9, 2015

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,276 locations in 34 states, the District of Columbia and Guam as of October 31, 2015. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 172 dd’s DISCOUNTS stores in 15 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended October 31, 2015 and November 1, 2014:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Sales
Sales (millions)	$2,783	$2,599	$8,689	$8,009
Sales growth	7.1%	8.4%	8.5%	6.9%
Comparable store sales growth	3%	4%	4%	2%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.0%	72.4%	71.2%	71.6%
Selling, general and administrative	15.9%	15.8%	14.8%	14.8%
Interest expense, net	0.2%	0.0%	0.1%	0.0%

Earnings before taxes (as a percent of sales)	11.9%	11.8%	13.9%	13.6%

Net earnings (as a percent of sales)	7.7%	7.4%	8.7%	8.4%

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

	Three Months Ended		Nine Months Ended
Store Count	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Beginning of the period	1,424	1,338	1,362	1,276
Opened in the period	26	28	90	95
Closed in the period	(2)	—	(4)	(5)
End of the period	1,448	1,366	1,448	1,366

Sales. Sales for the three month period ended October 31, 2015 increased $184 million, or 7.1%, compared to the three month period ended November 1, 2014, due to the opening of 82 net new stores between November 1, 2014 and October 31, 2015 and a 3% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the nine month period ended October 31, 2015 increased $680 million, or 8.5%, compared to the nine month period ended November 1, 2014, due to the opening of 82 net new stores between November 1, 2014 and October 31, 2015 and a 4% increase in comparable store sales.

Our sales mix for the three and nine month periods ended October 31, 2015 and November 1, 2014 is shown below:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Ladies	29%	29%	30%	30%
Home Accents and Bed and Bath	24%	25%	23%	23%
Men's	13%	12%	13%	13%
Shoes	13%	13%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%	13%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended October 31, 2015, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and nine month periods ended October 31, 2015 increased $121 million and $456 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 82 net new stores and a 3% and 4% increase in comparable store sales, respectively.

Cost of goods sold as a percentage of sales for the three month period ended October 31, 2015 decreased approximately 45 basis points from the same period in the prior year, benefiting from a 45 basis point increase in merchandise margin and a five basis point improvement each in freight and buying costs. These improvements were partially offset by a 10 basis point increase in distribution expenses related to recent infrastructure investments that were partially offset by the favorable timing of packaway-related costs.

Cost of goods sold as a percentage of sales for the nine month period ended October 31, 2015 decreased approximately 35 basis points from the same period in the prior year primarily due to a 45 basis point increase in merchandise margin and five basis points of leverage on occupancy costs. These improvements were partially offset by 10 and five basis point increases in distribution and freight costs, respectively.

We cannot be sure that the gross profit margins realized for the three and nine month periods ended October 31, 2015 will continue in the future.

Selling, general and administrative expenses. For the three and nine month periods ended October 31, 2015, selling, general and administrative expenses ("SG&A") increased $33 million and $103 million compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 82 net new stores between November 1, 2014 and October 31, 2015.

Selling, general and administrative expenses as a percentage of sales for the three month period ended October 31, 2015 increased 15 basis points compared to the same period in the prior year due in part to higher wages. Selling, general and administrative expenses as a percentage of sales for the nine month period ended October 31, 2015 increased five basis points compared to the same period in the prior year due in part to higher wages and the unfavorable comparison resulting from a settlement of a legal matter in the second quarter of fiscal 2014.

Interest expense, net. Net interest expense as a percentage of sales for the three and nine month periods ended October 31, 2015 increased compared to the same periods in the prior year primarily due to the issuance of our 2024 Notes in the third quarter of fiscal 2014.

Interest expense for the three and nine month periods ended October 31, 2015 and November 1, 2014 consists of the following:

	Three Months Ended		Nine Months Ended
($000)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Interest expense on long-term debt	$4,642	$3,488	$13,926	$8,348
Other interest expense	303	304	947	948
Capitalized interest	(406)	(2,894)	(6,408)	(8,396)
Interest income	(112)	(121)	(383)	(323)
Interest expense, net	$4,427	$777	$8,082	$577

Taxes on earnings. Our effective tax rate for the three month periods ended October 31, 2015 and November 1, 2014 was approximately 35% and 37%, respectively. Our effective tax rate for the nine month periods ended October 31, 2015 and November 1, 2014, was approximately 37% and 38%, respectively. Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2015 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for the three and nine month periods ended October 31, 2015 was higher compared to the same period in the prior year primarily due to lower cost of goods sold as a percentage of sales.

Earnings per share. Diluted earnings per share for the three and nine month periods ended October 31, 2015 was $0.53 and $1.85, respectively, compared to $0.46 and $1.61, respectively, for the three and nine month periods ended November 1, 2014. The increases in diluted earnings per share for both the three and nine month periods ended October 31, 2015 are attributable to an increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to the stock repurchase program.

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

	Nine Months Ended
($000)	October 31, 2015	November 1, 2014
Cash provided by operating activities	$762,027	$981,982
Cash used in investing activities	(285,766)	(544,287)
Cash used in financing activities	(687,166)	(289,285)
Net (decrease) increase in cash and cash equivalents	$(210,905)	$148,410

Operating Activities

Net cash provided by operating activities was $762.0 million and $982.0 million for the nine month periods ended October 31, 2015 and November 1, 2014, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The decrease in cash flow from operating activities for the nine month period ended October 31, 2015, compared to the same period in the prior year was primarily driven by an increase in and the timing of packaway receipts versus last year, partially offset by higher earnings. The increase in packaway inventory was driven by opportunistic buys available in the marketplace. The increase in packaway levels and the timing of related payments resulted in lower accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 62%, 73%, and 76% as of October 31, 2015, January 31, 2015, and November 1, 2014, respectively.

As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling opportunities in the marketplace. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchases, but typically packaway remains in storage less than six months. We expect to continue to take advantage of packaway inventory opportunities to deliver bargains to our customers.

Changes in packaway inventory levels impact our operating cash flow. As of October 31, 2015, packaway inventory was 48% of total inventory compared to 45% at the end of fiscal 2014. As of November 1, 2014, packaway inventory was 42% of total inventory compared to 49% at the end of fiscal 2013.

Investing Activities

Net cash used in investing activities was $285.8 million and $544.3 million for the nine month periods ended October 31, 2015 and November 1, 2014, respectively. The decrease in cash used for investing activities for the nine month period ended October 31, 2015, compared to the nine month period ended November 1, 2014 was primarily due to a reduction in our capital expenditures.

Our capital expenditures were $285.6 million and $551.5 million for the nine month periods ended October 31, 2015 and November 1, 2014, respectively. Our capital expenditures include costs to build or expand distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. The decrease in capital expenditures for the nine month period ended October 31,

2015 compared to the nine month period ended November 1, 2014 was primarily due to the purchase in September 2014 of our New York buying office.

We are currently forecasting approximately $375 million in capital expenditures for fiscal year 2015 to fund costs for fixtures and leasehold improvements to open new Ross and dd's DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. Our planned capital expenditures of $375 million for fiscal year 2015 decreased from the amount of our most recent forecast of $400 million primarily due to the timing of certain projects. We expect to primarily fund capital expenditures with available cash and cash flows from operations.

We had purchases of investments of $0.7 million for the nine month period ended October 31, 2015 and no purchases of investments for the nine month period ended November 1, 2014. We had proceeds from investments of $0.6 million and $12.0 million for the nine month periods ended October 31, 2015 and November 1, 2014, respectively.

Financing Activities

Net cash used in financing activities was $687.2 million and $289.3 million for the nine month periods ended October 31, 2015 and November 1, 2014, respectively. For the nine month periods ended October 31, 2015 and November 1, 2014, our liquidity and capital requirements were provided by available cash and cash flows from operations.

In September 2014, we issued $250 million of unsecured 3.375% Senior Notes due September 2024 and used most of the net proceeds of approximately $246 million to purchase our New York buying office building for $222 million.

We repurchased 10.4 million and 11.9 million shares of common stock for aggregate purchase prices of approximately $530.3 million and $418.5 million during the nine month periods ended October 31, 2015, and November 1, 2014, respectively. We also acquired 1.3 million and 1.1 million shares of treasury stock through our employee equity compensation programs, for aggregate purchase prices of approximately $67.1 million and $38.7 million during the nine month periods ended October 31, 2015 and November 1, 2014, respectively. In February 2015, our Board of Directors approved a new two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.

For the nine month periods ended October 31, 2015 and November 1, 2014, we paid cash dividends of $144.8 million and $126.8 million, respectively.

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

Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of October 31, 2015 we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of October 31, 2015:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$—	$85,000	$315,000	$400,000
Interest payment obligations	18,105	36,210	27,398	39,586	121,299
Operating leases (rent obligations)	456,146	878,629	594,299	517,065	2,446,139
New York buying office ground lease²	6,418	12,835	12,835	954,172	986,260
Purchase obligations	1,920,523	11,011	—	—	1,931,534
Total contractual obligations	$2,401,192	$938,685	$719,532	$1,825,823	$5,885,232

1We have a $103.4 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a 99-year ground lease.

Senior notes. In September 2014, we issued unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

At October 31, 2015 we also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of October 31, 2015, we were in compliance with these covenants.

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

Purchase obligations. As of October 31, 2015 we had purchase obligations of approximately $1,932 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Commercial Credit Facilities

The table below presents our significant available commercial credit facilities at October 31, 2015:

	Amount of Commitment Expiration Per Period
	Less than 1 year				Total amount committed
($000)		1 - 3 years	3 - 5 years	After 5 years
Revolving credit facility	$—	$600,000	$—	$—	$600,000
Total commercial commitments	$—	$600,000	$—	$—	$600,000
For additional information relating to this credit facility, refer to Note E of Notes to Condensed Consolidated Financial Statements.

Revolving credit facility. Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of October 31, 2015 we had no borrowings outstanding or standby letters of credit issued under this facility.

Our revolving credit facility has covenant restrictions requiring us to maintain certain interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of October 31, 2015 we were in compliance with these covenants.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of October 31, 2015 and November 1, 2014, we had $19.5 million and $22.0 million, respectively, in standby letters of credit outstanding and $56.4 million and $54.2 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $34.0 million and $35.0 million in trade letters of credit outstanding at October 31, 2015 and November 1, 2014, respectively.

Dividends. In November 2015, our Board of Directors declared a cash dividend of $0.1175 per common share, payable on December 31, 2015.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2015, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 31, 2015.

Recently issued and adopted accounting standards. In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). The standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. ASU 2015-03 is effective for annual and interim reporting periods after December 15, 2015, with early adoption permitted. We early adopted ASU 2015-03 retrospectively in our first fiscal quarter ended May 2, 2015. As a result of the retrospective adoption, we reclassified unamortized debt issuance costs of $2.8 million and $2.4 million as of January 31, 2015 and November 1, 2014, respectively, from Other long-term assets to a reduction in Long-term debt on the condensed consolidated balance sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of October 31, 2015.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of October 31, 2015, we had no borrowings outstanding under our revolving credit facility.

We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrues interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of October 31, 2015 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended October 31, 2015. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2015 third fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our Quarterly Report on Form 10-Q for our third fiscal quarter of 2015, and information we provide in our press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected growth, financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

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

•	Disruptions in our supply chain or in our information systems could impact our ability to process sales and to distribute merchandise to our stores in a timely and cost-effective manner.

•	Issues involving the quality, safety, or authenticity of products we sell could increase our costs and/or adversely impact our sales.

•	In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage.

•	We may experience volatility in revenues and earnings.

•	An adverse outcome in various legal, regulatory, or tax matters could negatively impact our business.

•	A natural or man-made disaster in California or in another region where we have a concentration of stores or a distribution center could harm our business.

•	Our labor costs may increase as a result of industry trends and minimum wage requirements.

•	To achieve growth, we need to expand in existing markets and enter new geographic markets where we are less well known.

•	We need to obtain acceptable new store sites with favorable demographics to achieve our planned growth.

•	Damage to our corporate reputation or brands could adversely affect our sales and operating results.

•	We are subject to risks associated with importing merchandise from other countries.

•	To support our continuing operations, our new store and distribution center growth plans, and our stock repurchase and dividend programs, we must maintain sufficient liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2015 is as follows:

	Total number of shares (or units) purchased[1,2]	Average price paid per share (or unit)[1]	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[3]
Period
August
(8/02/2015 - 8/29/2015)	909,114	$51.74	876,339	$1,003,000
September
(8/30/2015 - 10/03/2015)	1,525,231	$48.93	1,486,113	$930,300
October
(10/04/2015 - 10/31/2015)	1,221,961	$49.60	1,221,961	$869,700
Total	3,656,306	$49.85	3,584,413

1All share and per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.

2We acquired 71,893 shares of treasury stock during the quarter ended October 31, 2015. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date:	December 9, 2015	By:	/s/Michael J. Hartshorn
Michael J. Hartshorn
Group Senior Vice President, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1
Certificate of Incorporation of Ross Stores, Inc. as amended (Corrected First Restated Certificate of Incorporation, dated March 17, 1999, together with amendments thereto through Amendment of Certificate of Incorporation dated May 29, 2015) incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

3.2	Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013, incorporated by reference to Exhibit 3.3 to the Form 10-K filed by Ross Stores, Inc. for the year ended February 2, 2013.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 9, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase