Form 10-K
period 2016-01-30
ROSS STORES INC
filed 2016-03-29
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer    X    Accelerated filer         Non-accelerated filer         Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    X
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 1, 2015 was $21,249,450,321, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock, with $.01 par value, outstanding on March 7, 2016 was 401,287,592.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant's 2016 Annual Meeting of Stockholders, which will be filed on or before May 30, 2016, are incorporated herein by reference into Part III.

PART I
ITEM 1. BUSINESS
Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.
Ross is the largest off-price apparel and home fashion chain in the United States, with 1,274 locations in 34 states, the District of Columbia and Guam, as of January 30, 2016. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross' target customers are primarily from middle income households.
We also operate 172 dd’s DISCOUNTS stores in 15 states as of January 30, 2016. dd's DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood and its target customers typically come from households with more moderate incomes than Ross customers.
The merchant, store field, and distribution organizations for Ross and dd’s DISCOUNTS are separate and distinct. The two chains share certain other corporate and support services.
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
We refer to our fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014 as fiscal 2015, fiscal 2014, and fiscal 2013, respectively, all of which were 52-week years.

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

We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection within each classification with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. Our merchandise offerings include, but are not limited to, apparel (including footwear and accessories), small furniture, home accents, bed and bath, toys, luggage, gourmet food, cookware, watches, and sporting goods.

Purchasing. We have a combined network of approximately 8,300 merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced any difficulty in obtaining sufficient merchandise inventory.

We believe our ability to effectively execute certain off-price buying strategies is a key factor in our success. Our buyers use a number of methods that enable us to offer our customers brand name and designer merchandise at strong discounts every day relative to department and specialty stores for Ross and moderate department and discount stores for dd’s DISCOUNTS. By purchasing later in the merchandise buying cycle than department, specialty, and discount stores, we are able to take advantage of imbalances between retailers’ demand for products and manufacturers’ supply of those products.

Unlike most department and specialty stores, we typically do not require that manufacturers provide promotional allowances, co-op advertising allowances, return privileges, split shipments, drop shipments to stores, or delayed deliveries of merchandise. For most orders, only one delivery is made to one of our six distribution centers. These flexible requirements further enable our buyers to obtain significant discounts on in-season purchases.

The majority of the apparel and apparel-related merchandise that we offer in all of our stores is acquired through opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as "close-out" purchases. Close-outs can be shipped to stores in-season, allowing us to get in-season goods into our stores at great values or can be stored as packaway merchandise.

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

In fiscal 2015, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 47% and 45% of total inventories as of January 30, 2016 and January 31, 2015, respectively. We believe the strong discounts we are able to offer on packaway merchandise are one of the key drivers of our business results.

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

At the end of fiscal 2015, we had approximately 730 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average eight years of experience, including merchandising positions with other retailers such as Bloomingdale's, Burlington Stores, Foot Locker, Kohl’s, Loehmann’s, Lord & Taylor, Macy's, Nordstrom, Saks, and TJX. We expect to continue to make additional targeted investments in our merchant organization to further develop our relationships with an expanding number of manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

The off-price buying strategies utilized by our experienced team of merchants enable us to purchase Ross merchandise at net prices that are lower than prices paid by department and specialty stores, and to purchase dd’s DISCOUNTS merchandise at net prices that are lower than prices paid by moderate department and discount stores.

Pricing. Our policy is to sell brand name merchandise at Ross that is priced 20% to 60% below most department and specialty store regular prices. At dd’s DISCOUNTS, we sell more moderate brand name product and fashions that are priced 20% to 70% below most moderate department and discount store regular prices. Our pricing policy is reflected on the price tag displaying our selling price as well as the comparable value for that item in department and specialty stores for Ross merchandise, or in more moderate department and discount stores for dd’s DISCOUNTS merchandise.

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

Stores

As of January 30, 2016, we operated a total of 1,446 stores comprised of 1,274 Ross stores and 172 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, we cluster Ross stores to benefit from economies of scale in advertising, distribution, and field management. We do the same for dd’s DISCOUNTS stores.

We believe a key element of our success at both Ross and dd’s DISCOUNTS is our organized, attractive, easy-to-shop, in-store environments which allow customers to shop at their own pace. While our stores promote a self-service, treasure hunt shopping experience, the layouts are designed to enhance customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Our store's sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and prices through prominent category and sizing markers. At most stores, shopping carts and/or baskets are available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing.

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

Information Systems

We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Recent initiatives include enhancements to our data security, merchandising, distribution, transportation, and store systems. These initiatives support future growth, the execution and achievement of our plans, as well as ongoing stability and compliance.

Distribution

We own and operate six distribution processing facilities—three in California, one in Pennsylvania, and two in South Carolina. We ship all of our merchandise to our stores through these distribution centers, which are large, highly automated, and built to suit our specific off-price business model.

Currently we own four and lease three other warehouse facilities for packaway storage. We also use other third-party facilities as needed for storage of packaway inventory.

We utilize third-party cross dock facilities to distribute merchandise to stores on a regional basis. Shipments are made by contract carriers to the stores three to six times per week depending on location.

We believe that our distribution centers with their current expansion capabilities will provide adequate processing capacity to support our current store growth. Information on the size and locations of our distribution centers and warehouse facilities is found under “Properties” in Item 2.

Advertising

Advertising for Ross Dress for Less relies primarily on television to communicate the Ross value proposition— savings off the same brands carried at leading department or specialty stores every day. This strategy reflects our belief that television is the most efficient and cost effective medium for communicating our brand position. While television is our primary advertising medium, we continue to utilize additional channels, including social media, to communicate our brand position. Advertising for dd’s DISCOUNTS is primarily focused on new store grand openings and local media initiatives.

Trademarks

The trademarks for Ross Dress For Less® and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

As of January 30, 2016, we had approximately 77,800 total employees, which includes both full and part-time employees. Additionally, we hire temporary employees especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2015, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected growth, financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd's DISCOUNTS include, without limitation, the following:

Competitive pressures in the apparel and home-related merchandise retailing industry are high.
The retail industry is highly competitive and the marketplace is highly fragmented, as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. We compete with many other local, regional, and national retailers, traditional department stores, upscale mass merchandisers, other off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce, for customers, associates, store locations, and merchandise. Our retail competitors constantly adjust their pricing, business strategies and promotional activity (particularly during holiday periods) in response to changing conditions. The substantial sales growth in the e-commerce industry within the last decade has also encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create successful online off-price shopping alternatives. Intense pressures from our competitors, our inability to adapt effectively and quickly to a changing competitive landscape, or a failure to effectively execute our off-price model, could reduce demand for our merchandise, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins.

Unexpected changes in the level of consumer spending on or preferences for apparel and home-related merchandise.
Our success depends on our ability to effectively buy and resell merchandise that meets customer demand. We work on an ongoing basis to identify customer trends and preferences, and to obtain merchandise inventory to meet anticipated customer needs. It is very challenging to successfully do this well and consistently across our diverse merchandise categories and in the multiple markets in which we operate throughout the United States. Although our off-price business model provides us certain advantages and could allow us greater flexibility than traditional retailers in adjusting our merchandise mix to ever-changing consumer tastes, our merchandising decisions may still fail to correctly anticipate and match consumer trends and preferences, particularly in our newer geographic markets. Failure to correctly anticipate and match the trends, preferences, and demands of our customers could adversely affect our business, financial condition, and operating results.

Unseasonable weather may affect shopping patterns and consumer demand for seasonal apparel and other merchandise.
Unseasonable weather and prolonged, extreme temperatures, and events such as storms, affect consumers’ buying patterns and willingness to shop, and could adversely affect the demand for merchandise in our stores, particularly in apparel and seasonal merchandise. Among other things, weather conditions may also affect our ability to deliver our products to our stores or require us to close certain stores temporarily, thereby reducing store traffic. Even if stores are not closed, many customers may decide to avoid going to stores in bad weather. As a result, unseasonable weather in any of our markets could lead to disappointing sales and increase our markdowns, which may negatively affect our sales and margins.

We are subject to impacts from the macro-economic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income.
Consumer spending habits for the merchandise we sell are affected by many factors, including prevailing economic conditions, recession and fears of recession, levels of unemployment, salaries and wage rates, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, inflation, consumer confidence in future economic conditions, consumer perceptions of personal well-being and security, availability of consumer credit, consumer debt levels, and consumers’ disposable income. Adverse developments in any of these areas could reduce demand for our merchandise, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States, so we are especially susceptible to changes in the U.S. economy.

In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage.
We purchase the majority of our inventory based on our sales plans. If our sales plans significantly differ from actual demand, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory, resulting in decreased profit margins. We also may have insufficient inventory to meet customer demand, leading to lost sales opportunities. As a regular part of our business, we purchase “packaway” inventory with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores varies by merchandise category and by season, but it typically remains in storage less than six months. Packaway inventory is frequently a significant portion of our overall inventory. If we make packaway purchases that do not meet consumer preferences at the later time of release to our stores, we could have significant inventory markdowns. Changes in packaway inventory levels could impact our operating cash flow. Although we have various systems to help protect against loss or theft of our inventory, both when in storage and once distributed to our stores, we may have damaged, lost, or stolen inventory (called “shortage”) in higher amounts than we forecast, which would result in write-offs, lost sales, and reduced margins.

We depend on the market availability, quantity, and quality of attractive brand name merchandise at desirable discounts, and on the ability of our buyers to purchase merchandise to enable us to offer customers a wide assortment of merchandise at competitive prices.
Opportunistic buying, lean inventory levels, and frequent inventory turns are critical elements of our off-price business strategy. And maintaining an overall pricing differential to department and specialty stores is key to our ability to attract customers and sustain our sales and gross margins. Our opportunistic buying places considerable discretion on our merchants, who are in the marketplace continually and who are generally purchasing merchandise for the current or upcoming season. Our ability to meet or exceed our operating performance targets depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers and that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced. Shortages or disruptions in the availability to us of high quality merchandise would likely have a material adverse effect on our sales and margins.

Data security breaches, including cyber-attacks on our transaction processing and computer information systems, could result in theft or unauthorized disclosure of customer, credit card, employee, or other private and valuable information that we handle in the ordinary course of our business.
Like other large retailers, we rely on commercially available computer and telecommunications systems to process, transmit, and store payment card and other personal and confidential information, and to provide data security for those transactions. Some of the key information systems and processes we use to handle payment card transactions and check approvals, and the levels of security technology utilized in payment cards, are controlled by the banking and payment card industry, not by us. Cyber criminals may attempt to penetrate our information systems to misappropriate customer or business information, including but not limited to credit/debit card, personnel, or trade information. Despite security measures we have in place, our facilities and systems (or those of third-party service providers) may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. It is also possible that an associate within our Company or a third party we do business with may purposefully or inadvertently cause a security breach involving such information. The increasing sophistication of cyber criminals and advances in computer capabilities and remote access increases these risks. A breach of our data security, or our failure or delay in detecting and mitigating a loss of personal or business information, could result in damage to our reputation, loss of customer confidence, violation (or alleged violation) of applicable laws, and expose us to civil claims, litigation, and regulatory action and to unanticipated costs and disruption of our operations.

Disruptions in our supply chain or in our information systems could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.
Various information systems are critical to our ability to operate and to manage key aspects of our business. We depend on the integrity and consistent operations of these systems to process transactions in our stores, track inventory flow, manage merchandise allocation and distribution logistics, generate performance and financial reports, and support merchandising decisions.

We are currently making, and will continue to make, significant technology investments to improve or replace information processes and systems that are key to managing our business. We must monitor and choose the right investments and implement them at the right pace. The risk of system disruption is increased whenever significant system changes are undertaken. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits from new technology. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs could damage our competitive position and adversely impact our business and results of operations. Additionally, the potential problems and interruptions associated with implementing technology system changes could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost.

Our information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as severe storms, fires, earthquakes, floods, acts of terrorism, and design or usage errors by our employees or by third parties. If our information systems or our back-up systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems could have a material adverse effect on our business and results of operations.

A disruption within our logistics or supply chain network could adversely affect our ability to timely and efficiently transport merchandise to our stores or our distribution centers, which could impair our ability to meet customer demand for products and result in lost sales or increased supply chain costs. Such disruptions may result from: damage or destruction to our distribution centers; weather-related events; natural disasters; trade restrictions; tariffs; third-party strikes, work stoppages or slowdowns; shipping capacity constraints; supply or shipping interruptions or costs; or other factors beyond our control. Any such disruptions could negatively impact our financial performance or financial condition.

We need to obtain acceptable new store sites with favorable consumer demographics to achieve our planned growth.
Successful growth requires us to find appropriate real estate sites in our targeted market areas. We compete with other retailers and businesses for acceptable store locations. For the purpose of identifying locations we rely, in part, on consumer demographics. While we believe consumer demographics are helpful indicators of acceptable store locations, we recognize that this information cannot predict future consumer preferences and buying trends with complete accuracy. Time frames for negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations. We may not be able to open new stores or, if opened, operate those stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, we may not be able to renegotiate our current lease terms which could negatively impact our operating results. New stores may not achieve the same sales or profit levels as our existing stores, and adding stores to existing markets may adversely affect the sales and profitability of other existing stores. If we cannot acquire sites on attractive terms, it could limit our ability to grow or adversely affect the economics of our new stores in various markets.

To achieve growth, we need to expand in existing markets and enter new geographic markets.
Our growth strategy is based on successfully expanding our off-price model in current markets and in new geographic regions. There are significant risks associated with our ability to continue to expand our current business and to enter new markets. Stores we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, advertising, or operating costs than stores we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. Our limited operating experience and limited brand recognition in new markets may require us to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate, and retain qualified associates.

Consumer problems or legal issues involving the quality, safety, or authenticity of products we sell.
Various governmental authorities regulate the quality and safety of merchandise we sell. These laws and regulations frequently change, and the ultimate cost of compliance cannot be precisely estimated. Because of our opportunistic buying strategy, we sometimes obtain merchandise in new categories or from new vendors that we have not dealt with before. Although our vendor arrangements typically place contractual responsibility on the vendor for resulting liability and we generally rely on our vendors to provide authentic merchandise that matches the stated quality attributes and complies with applicable product safety and other laws, vendor non-compliance with consumer product safety laws may subject us to product recalls, make certain products unsalable, or require us to incur significant compliance costs.

But regardless of fault, any real or perceived issues with the quality and safety of merchandise, particularly products such as food and children’s items, issues with the authenticity of merchandise, or our inability, or that of our vendors, to comply on a timely basis with such laws and regulatory requirements, could adversely affect our reputation, result in lost sales, inventory write-offs, uninsured product liability or other legal claims, penalties or losses, merchandise recalls, and increased costs.

An adverse outcome in various legal, regulatory, or tax matters could increase our costs.
As an ordinary part of our business, we are involved in various legal proceedings, regulatory reviews, tax audits, or other legal matters. These may include lawsuits, inquiries, demands, and other claims or proceedings by governmental entities and private plaintiffs, including those relating to employment and employee benefits (including classification, employment rights, discrimination, wage and hour, and retaliation), securities, real estate, tort, consumer protection, privacy, product compliance and safety, advertising, comparative pricing, intellectual property, tax, escheat, and whistle-blower claims. We continue to be involved in a number of employment-related lawsuits, including class actions in California.

We are subject to federal, state, and local rules and regulations in the United States, and to various international laws, which change from time to time. These legal requirements collectively affect multiple aspects of our business, including the cost of health care, workforce management and employee benefits, minimum wages, advertising, comparative pricing, import/export, sourcing and manufacturing, data protection, intellectual property, and others. If we fail to comply (or are alleged not to comply) with any of these requirements, we may be subject to fines, settlements, penalties, or other costs. We are also subject to the continuous examination of our tax returns and reports by federal, state, and local tax authorities, and these examining authorities may challenge positions we take.

Significant judgment is required in evaluating and estimating our provision and accruals for both legal claims and for taxes. Actual results may differ and our costs may exceed the reserves we establish in estimating the probable outcomes. In addition, applicable accounting principles and interpretations may change from time to time, and those changes could have material effects on our reported operating results and financial condition.

Damage to our corporate reputation or brands could adversely affect our sales and operating results.
Our reputation is partially based on perceptions of various subjective qualities and overall integrity. Any incident that erodes the trust or confidence of our customers or the general public could adversely affect our reputation and business, particularly if the incident results in significant adverse publicity or governmental inquiry. The use of social media platforms and similar devices, including blogs, social media websites, and other forms of internet-based communications which allow individuals access to a broad audience of consumers and other interested persons, continues to increase. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which could negatively impact sales, diminish customer trust, reduce employee morale and productivity, and lead to difficulties in recruiting and retaining qualified associates. The harm may be immediate, without affording us an opportunity for redress or correction.

We must continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies.
Like other retailers, we face challenges in recruiting and retaining sufficient talent in our buying organization, management, and other key areas. Many of our retail store associates are in entry level or part-time positions with historically high rates of turnover. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing minimum wage or healthcare benefits.

Any increase in labor costs may adversely impact our profitability or, if we fail to pay such higher wages, may result in increased turnover. Excessive turnover may result in higher costs associated with finding, hiring and training new associates. If we cannot hire enough qualified associates, or if there is a disruption in the supply of personnel we hire from third-party providers, especially during our peak season, our operations could be negatively impacted.

Because of the distinctive nature of our off-price model, we must also attract, train, and retain our key associates across the Company, including within our buying organization. The loss of one or more of our key personnel or the inability to effectively identify a suitable successor for a key role could have a material adverse effect on our business. There is no assurance that we will be able to attract or retain highly qualified associates in the future, which could have a material adverse effect on our growth, operations, and financial position.

We must effectively advertise and market our business.
Customer traffic and demand for our merchandise is influenced by our advertising and marketing activities, the name recognition and reputation of our brands, and the location of our stores. Although we use marketing and advertising programs to attract customers to our stores, particularly though television, our competitors may spend more or use different approaches, which could prove to provide them with a competitive advantage. Our advertising and other promotional programs may not be effective or may be perceived negatively, or could require increased expenditures, which could adversely affect sales or increase costs.

We are subject to risks associated with importing merchandise from other countries.
A portion of the products sold in our stores is sourced from foreign vendors predominantly in Asia (including China). We also buy product from foreign sources indirectly through domestic vendors. Although our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors.

To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, war, and acts of terrorism could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured, if the instability affects the production or export of merchandise from those countries. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us.

When we are the importer of record, we may be subject to regulatory or other requirements similar to those applicable to a manufacturer. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), foreign government regulations, employment and labor matters, concerns relating to human rights, working conditions, and other issues in factories or countries where merchandise is produced, transparent sourcing and supply chains, exposure for product warranty and intellectual property issues, consumer perceptions of the safety of imported merchandise, wars and fears of war, political unrest, natural disasters, regulations to address climate change, and other trade restrictions. We cannot predict whether any of the countries from which our products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions.

We require our vendors to adhere to various conduct, compliance, and other requirements including those relating to environmental, employment and labor, health, safety, and anti-bribery standards. From time to time, our vendors, their contractors, or their subcontractors may not be in compliance with these standards or applicable local laws. Although we have implemented policies and procedures to facilitate our compliance with laws and regulations relating to doing business in foreign markets and importing merchandise, there can be no assurance that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies. Significant or continuing noncompliance with such standards and laws by one or more vendors could have a negative impact on our reputation, could subject us to claims and liability, and could have an adverse effect on our results of operations.

We may experience volatility in revenues and earnings.
Our business has slower and busier periods based on holiday and back-to-school seasons, weather, and other factors. Although our off-price business is historically subject to less seasonality than traditional retailers, we may still experience unexpected decreases in sales from time to time, which could result in increased markdowns and reduced margins. Significant operating expenses, such as rent expense and associate salaries, do not adjust proportionately with our sales. If sales in a certain period are lower than our plans, we are generally not able to adjust these operating expenses concurrently, which may impact our operating results.

A natural or man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center could harm our business.
Our corporate headquarters, Los Angeles buying office, three operating distribution centers, two warehouses, and approximately 24% of our stores are located in California. Natural or other disasters, such as earthquakes and hurricanes, tornadoes, floods, or other extreme weather and climate conditions, or fires, explosions and acts of war or terrorism, or public health issues (such as epidemics), in any of our markets could disrupt our operations or our supply chain, or could shut down, damage, or destroy our stores or distribution facilities.

To support our continuing operations, our new store and distribution center growth plans, and our stock repurchase program and quarterly dividends, we must maintain sufficient liquidity.
We depend upon our operations to generate strong cash flows to support our general operating activities, and to supply capital to finance our operations, make capital expenditures and acquisitions, manage our debt levels, and return value to our stockholders through dividends and stock repurchases. If we are unable to generate sufficient cash flows from operations to support these activities, our growth plans and our financial performance would be adversely affected. If necessary to support our operations, we could be forced to suspend our stock repurchase program and/or discontinue payment of our quarterly cash dividends. Any failure to pay dividends or repurchase stock, after we have announced our intention to do so, may negatively impact our reputation and investor confidence in us, and may negatively impact our stock price.

We have borrowed on occasion to finance some of our activities. If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. In addition, if we do not properly allocate our capital to maximize returns, our operations, cash flows, and returns to stockholders could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
At January 30, 2016, we operated a total of 1,446 stores, of which 1,274 were Ross stores in 34 states, the District of Columbia and Guam, and 172 were dd’s DISCOUNTS stores in 15 states. All stores are leased, with the exception of three locations which we own.
During fiscal 2015, we opened 70 new Ross stores and closed six existing stores. The average approximate Ross store size is 28,600 square feet.
During fiscal 2015, we opened 20 new dd’s DISCOUNTS stores and closed no existing stores. The average approximate dd’s DISCOUNTS store size is 23,300 square feet.
During fiscal 2015, no one store accounted for more than 1% of our sales.
We carry earthquake insurance to help mitigate the risk of financial loss due to an earthquake.
Our real estate strategy in 2016 is to primarily open stores in states where we currently operate, to increase our market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. We also expect to continue our store expansion in newer markets in 2016. Important considerations in evaluating a new store location in both newer and more established markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state/territory as of January 30, 2016 and January 31, 2015.

State/Territory	January 30, 2016	January 31, 2015
Alabama	19	19
Arizona	71	68
Arkansas	6	6
California	347	335
Colorado	31	30
Delaware	1	1
District of Columbia	1	1
Florida	179	166
Georgia	55	51
Guam	1	1
Hawaii	17	17
Idaho	11	10
Illinois	55	49
Indiana	8	5
Kansas	7	6
Kentucky	9	5
Louisiana	17	14
Maryland	23	23
Mississippi	8	8
Missouri	17	16
Montana	6	6
Nevada	32	31
New Jersey	13	13
New Mexico	11	10
North Carolina	42	38
Oklahoma	22	20
Oregon	31	31
Pennsylvania	43	43
South Carolina	22	21
Tennessee	30	29
Texas	211	197
Utah	17	16
Virginia	36	34
Washington	41	40
Wisconsin	3	0
Wyoming	3	2
Total	1,446	1,362

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At January 30, 2016, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is five years or 21 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.
See additional discussion under “Stores” in Item 1.
The following table summarizes the location and approximate sizes of our distribution centers, warehouses, and office locations as of January 30, 2016. Square footage information for the distribution centers and warehouses represents total ground floor area of the facility. Square footage information for office space represents total space owned and leased. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own / Lease
Distribution centers
Carlisle, Pennsylvania	425,000	Own
Fort Mill, South Carolina	1,200,000	Own
Moreno Valley, California	1,300,000	Own
Perris, California	1,300,000	Own
Rock Hill, South Carolina	1,200,000	Own
Shafter, California	1,700,000	Own

Warehouses
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	251,000	Lease
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina	428,000	Own
Perris, California	699,000	Own
Riverside, California	449,000	Own

Office space
Dublin, California	414,000	Own
Los Angeles, California	68,000	Lease
New York City, New York	572,000	Own
See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS

Like many retailers, we have been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of January 30, 2016.

We are also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against us may include commercial, product and product safety, customer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that we violated federal, state, and/or local laws. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.
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

Name	Age	Position
Michael Balmuth	65	Executive Chairman of the Board
Barbara Rentler	58	Chief Executive Officer
Bernie Brautigan	51	President, Merchandising, Ross Dress for Less
James S. Fassio	61	President and Chief Development Officer
Brian Morrow	56	President and Chief Merchandising Officer, dd's DISCOUNTS
Michael O’Sullivan	52	President and Chief Operating Officer
Lisa Panattoni	53	President, Merchandising, Ross Dress for Less
John G. Call	57	Executive Vice President, Finance and Legal, and Corporate Secretary
Michael J. Hartshorn	48	Group Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Mr. Balmuth has served as Executive Chairman of the Board of Directors since 2014. From 1996 to 2014, he was Vice Chairman of the Board of Directors and Chief Executive Officer. He also served as President from 2005 to 2009. Previously, Mr. Balmuth was Executive Vice President, Merchandising from 1993 to 1996 and Senior Vice President and General Merchandise Manager from 1989 to 1993. Before joining Ross, he was Senior Vice President and General Merchandising Manager at Bon Marché in Seattle from 1988 to 1989 and Executive Vice President and General Merchandising Manager for Karen Austin Petites from 1986 to 1988.

Ms. Rentler has served as Chief Executive Officer and a member of the Board of Directors since 2014. From 2009 to 2014, she was President and Chief Merchandising Officer, Ross Dress for Less and Executive Vice President, Merchandising, from 2006 to 2009. She also served at dd’s DISCOUNTS as Executive Vice President and Chief Merchandising Officer from 2005 to 2006 and Senior Vice President and Chief Merchandising Officer from 2004 to 2005. Prior to that, she held various merchandising positions since joining the Company in 1986.

Mr. Brautigan has served as President, Merchandising, Ross Dress for Less since March 2016 with responsibility for the Ladies and Children’s apparel businesses, Shoes, and Accessories. Previously he was Group Executive Vice President, Merchandising, Ross Dress for Less from 2014 to 2016. He was also Executive Vice President of Merchandising at Ross from 2009 to 2014, Senior Vice President and General Merchandise Manager, from 2006 to 2009, and Group Vice President of Shoes from 2003 to 2006. Prior to Ross, he spent 20 years in various merchandising positions at Macy’s East.

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

Mr. Morrow has served as President and Chief Merchandising Officer, dd’s DISCOUNTS since December 2015. Prior to joining Ross, Mr. Morrow served as President, Chief Merchandising Officer of Stein Mart from 2014 to 2015 and Executive Vice President and Chief Merchandising Officer from 2010 to 2014. From 2008 to 2009, he served as Executive Vice President, General Merchandise Manager at Macy’s West. He also held roles as Senior Vice President, General Merchandise Manager at Mervyn’s in 2008 and Macy’s North/Marshall Field’s from 2005 to 2008. For approximately 20 years prior to this, Mr. Morrow held various merchandising roles at The May Department Stores Company.

Mr. O’Sullivan has served as President and Chief Operating Officer since 2009 and a member of the Board of Directors since 2014. From 2005 to 2009, he was Executive Vice President and Chief Administrative Officer and Senior Vice President, Strategic Planning and Marketing from 2003 to 2005. Before joining Ross, Mr. O’Sullivan was a partner with Bain & Company, providing consulting advice to retail, consumer goods, financial services and private equity clients since 1991.

Ms. Panattoni has served as President, Merchandising, Ross Dress for Less since 2014 with responsibility for all of the Home businesses, Men’s, Lingerie, and Cosmetics. Previously, she was Group Executive Vice President, Merchandising at Ross from 2009 to 2014. She joined the Company in 2005 as Senior Vice President and General Merchandise Manager of Home and was promoted to Executive Vice President later that same year. Prior to joining Ross, Ms. Panattoni was with The TJX Companies, where she served as Senior Vice President of Merchandising and Marketing for HomeGoods from 1998 to 2004 and as Divisional Merchandise Manager of the Marmaxx Home Store from 1994 to 1998.

Mr. Call has served as Executive Vice President, Finance and Legal, and Corporate Secretary since 2014. From 2012 to 2014, Mr. Call was Group Senior Vice President and Chief Financial Officer, with additional oversight for Legal and the Corporate Secretary function. From 1997 to 2012, he was Senior Vice President and Chief Financial Officer and also served as Corporate Secretary from 1997 to 2009. Mr. Call was Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Friedman’s from 1993 until 1997. For ten years prior to joining Friedman’s, Mr. Call held various positions with Ernst & Young LLP.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 841 stockholders of record as of March 7, 2016 and the closing stock price on that date was $57.53 per share.
Stock dividends. In March 2015, our Board of Directors declared a two-for-one stock split of the Company's common stock issued in the form of a stock dividend. Stockholders of record as of April 22, 2015 were issued one additional share of common stock on June 11, 2015 for each share held. All share and per share amounts have been adjusted to reflect the stock split.
Cash dividends. On March 1, 2016, our Board of Directors declared a quarterly cash dividend of $0.1350 per common share, payable on March 31, 2016. Our Board of Directors declared cash dividends of $0.1175 per common share in February, May, August, and November 2015, cash dividends of $0.1000 per common share in February, May, August, and November 2014, and cash dividends of $0.0850 per common share in May, August, and November 2013.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2015 is as follows:

Period	Total number of shares (or units) purchased¹	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(11/01/2015 - 11/28/2015)	845,253	$50.29	843,656	$827,300
December
(11/29/2015 - 01/02/2016)	1,326,626	$53.93	1,292,187	$757,600
January
(01/03/2016 - 01/30/2016)	1,075,586	$53.46	1,076,919	$700,000
Total	3,247,465	$52.83	3,212,762	$700,000

¹ We acquired 34,703 shares of treasury stock during the quarter ended January 30, 2016. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

In February 2015, our Board of Directors approved a two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.
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
Total stockholder returns for our common stock outperformed the Standard & Poor’s (“S&P”) 500 Index and the S&P Retailing Group over the last five years as set forth in the graph below. The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal year end, and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and may vary slightly from our actual fiscal year-end date for each period. Data with respect to returns for the S&P indexes is not readily available for periods shorter than one month. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and S&P Retailing Group

		Indexed Returns for Years Ended
	Base Period
Company / Index	2011	2012	2013	2014	2015	2016
Ross Stores, Inc.	100	158	185	214	292	362
S&P 500 Index	100	104	122	148	169	168
S&P Retailing Group	100	116	149	190	228	267

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

($000, except per share data)	2015	2014	2013		2012	¹	2011

Operations
Sales	$11,939,999	$11,041,677	$10,230,353		$9,721,065		$8,608,291
Cost of goods sold	8,576,873	7,937,956	7,360,924		7,011,428		6,240,760
Percent of sales	71.8%	71.9%	72.0%		72.1%		72.5%
Selling, general and administrative	1,738,755	1,615,371	1,526,366		1,437,886		1,304,065
Percent of sales	14.6%	14.6%	14.9%		14.8%		15.2%
Interest expense (income), net	12,612	2,984	(247)		6,907		10,322
Earnings before taxes	1,611,759	1,485,366	1,343,310		1,264,844		1,053,144
Percent of sales	13.5%	13.5%	13.1%		13.0%		12.2%
Provision for taxes on earnings	591,098	560,642	506,006		478,081		395,974
Net earnings	$1,020,661	$924,724	$837,304		$786,763		$657,170
Percent of sales	8.5%	8.4%	8.2%		8.1%		7.6%
Basic earnings per share²	$2.53	$2.24	$1.97		$1.80		$1.45
Diluted earnings per share²	$2.51	$2.21	$1.94		$1.77		$1.43

Cash dividends declared
per common share²	$0.470	$0.400	$0.255	³	$0.295		$0.235

¹ Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.
² All per share amounts have been adjusted for the two-for-one stock splits effective June 11, 2015 and December 15, 2011.
³ Dividend declaration of $0.10 per share for the fourth quarter which historically had been declared in January was declared in February 2014.

Selected Financial Data

($000, except per share data)	2015	2014	2013	2012	[1]	2011

Financial Position
Cash and cash equivalents	$761,602	$696,608	$423,168	$646,761		$649,835
Merchandise inventory	1,419,104	1,372,675	1,257,155	1,209,237		1,130,070
Property and equipment, net	2,342,906	2,273,752	1,875,299	1,493,284		1,241,722
Total assets[2,3]	4,869,119	4,687,370	3,886,251	3,649,782		3,295,185
Return on average assets	21%	22%	22%	23%		21%
Working capital	769,348	590,471	463,875	588,438		572,721
Current ratio	1.5:1	1.4:1	1.3:1	1.4:1		1.4:1
Long-term debt[2]	396,025	395,562	149,681	149,628		149,574
Long-term debt as a percent
of total capitalization	14%	15%	7%	8%		9%
Stockholders' equity	2,471,991	2,279,210	2,007,302	1,766,863		1,493,012
Return on average
stockholders' equity	43%	43%	44%	48%		47%
Book value per common share
outstanding at year-end[4]	$6.14	$5.49	$4.70	$4.00		$3.29

Operating Statistics
Number of stores opened	90	95	88	82		80
Number of stores closed	6	9	11	8		10
Number of stores at year-end	1,446	1,362	1,276	1,199		1,125
Comparable store sales increase[5]
(52-week basis)	4%	3%	3%	6%		5%
Sales per average square foot of
selling space (52-week basis)	$383	$372	$362	$355		$338
Square feet of selling space
at year-end (000)	31,900	30,400	28,900	27,800		26,100
Number of employees at year-end	77,800	71,400	66,300	57,500		53,900
Number of common stockholders
of record at year-end	842	817	823	831		817

¹ Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.
² Reflects adoption of ASU 2015-03 related to classification of debt issuance costs (See Note A to the Consolidated Financial Statements). Unamortized debt issuance costs of $2.8 million, $0.3 million, $0.4 million, and $0.4 million at fiscal year end 2014, 2013, 2012, and 2011, respectively, were reclassified from Other long-term assets to a reduction in Long-term debt.

[3] Reflects adoption of ASU 2015-17 related to classification of deferred taxes (See Note A to the Consolidated Financial Statements). Deferred tax assets of $13.0 million, $10.2 million, $20.4 million, and $5.6 million at fiscal year end 2014, 2013, 2012, and 2011, respectively, previously presented in current assets were reclassified to long-term deferred tax liabilities.

[4] All per share amounts have been adjusted for the two-for-one stock splits effective June 11, 2015 and December 15, 2011.
[5] Comparable stores are stores open for more than 14 complete months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,274 locations in 34 states, the District of Columbia and Guam as of January 30, 2016. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 172 dd’s DISCOUNTS stores in 15 states as of January 30, 2016 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our primary objective is to pursue and refine our existing off-price strategies to maintain and improve both profitability and financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry and believe our share gains over the past few years were driven mainly by continued focus on value by consumers. Our sales and earnings gains in 2015 continued to benefit from efficient execution of our off-price model throughout all areas of our business. Our merchandise and operational strategies are designed to take advantage of the expanding market share of the off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling discounts every day.

We refer to our fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014 as fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

All share and per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.

Results of Operations

The following table summarizes the financial results for fiscal 2015, 2014, and 2013:

	2015	2014	2013
Sales
Sales (millions)	$11,940	$11,042	$10,230
Sales growth	8.1%	7.9%	5.2%
Comparable store sales growth	4%	3%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.8%	71.9%	72.0%
Selling, general and administrative	14.6%	14.6%	14.9%
Interest expense (income), net	0.1%	0.0%	0.0%

Earnings before taxes (as a percent of sales)	13.5%	13.5%	13.1%

Net earnings (as a percent of sales)	8.5%	8.4%	8.2%

Stores. Total stores open at the end of fiscal 2015, 2014, and 2013 were 1,446, 1,362, and 1,276, respectively. The number of stores at the end of fiscal 2015, 2014, and 2013 increased by 6%, 7%, and 6% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

Store Count	2015	2014	2013
Beginning of the period	1,362	1,276	1,199
Opened in the period	90	95	88
Closed in the period	(6)	(9)	(11)
End of the period	1,446	1,362	1,276

Selling square footage at the end of the period (000)	31,900	30,400	28,900

Sales. Sales for fiscal 2015 increased $0.9 billion, or 8.1%, compared to the prior year due to the opening of 84 net new stores during 2015 and a 4% increase in comparable store sales (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2014 increased $0.8 billion, or 7.9%, compared to the prior year due to the opening of 86 net new stores during 2014 and a 3% increase in sales from comparable stores.
Our sales mix is shown below for fiscal 2015, 2014, and 2013:

	2015	2014	2013
Ladies	29%	29%	29%
Home Accents and Bed and Bath	25%	24%	24%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%
Men's	13%	13%	13%
Shoes	12%	13%	13%
Children's	8%	8%	8%
Total	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2015, 2014, and 2013, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2015 increased $638.9 million compared to the prior year mainly due to increased sales from the opening of 84 net new stores during the year and a 4% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2015 decreased approximately five basis points from the prior year primarily due to a 45 basis point increase in merchandise gross margin and five basis points of occupancy leverage. This improvement was partially offset by a 35 basis point increase in distribution expenses related to our recent infrastructure investments and higher freight costs of 10 basis points.
Cost of goods sold in fiscal 2014 increased $577.0 million compared to the prior year mainly due to increased sales from the opening of 86 net new stores during the year and a 3% increase in sales from comparable stores.
Cost of goods sold as a percentage of sales for fiscal 2014 decreased approximately five basis points from the prior year primarily due to a 20 basis point increase in merchandise gross margin. This improvement was partially offset by a 15 basis point increase in buying costs.
We cannot be sure that the gross profit margins realized in fiscal 2015, 2014, and 2013 will continue in future years.

Selling, general and administrative expenses. For fiscal 2015, selling, general and administrative expenses (“SG&A”) increased $123.4 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 84 net new stores and the impact of wage rate increases during the year. SG&A as a percentage of sales for fiscal 2015 decreased by approximately five basis points compared to the prior year primarily due to leverage resulting from the 4% increase in comparable store sales.
For fiscal 2014, SG&A increased $89.0 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 86 net new stores during the year. SG&A as a percentage of sales for fiscal 2014 decreased by approximately 30 basis points compared to the prior year primarily due to tight expense control.
Interest expense (income), net. In fiscal 2015, net interest expense increased by $9.6 million and rose as a percentage of sales, primarily due to the issuance of our unsecured 3.375% Senior Notes due September 2024 in the third quarter of fiscal 2014 and the reduction of capitalized interest. The table below shows the components of interest expense and income for fiscal 2015, 2014, and 2013:

($000)	2015	2014	2013
Interest expense on long-term debt	$18,568	$12,990	$9,721
Other interest expense	1,252	1,230	1,350
Capitalized interest	(6,530)	(10,825)	(10,799)
Interest income	(678)	(411)	(519)
Interest expense (income), net	$12,612	$2,984	$(247)

Taxes on earnings. Our effective tax rates for fiscal 2015, 2014 and 2013 were approximately 37%, 38% and 38%, respectively. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in laws, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2016 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for fiscal 2015 were higher than fiscal 2014 primarily due to both lower cost of goods sold and lower SG&A expenses. Net earnings as a percentage of sales for fiscal 2014 were higher compared to fiscal 2013 primarily due to both lower cost of goods sold and lower SG&A expenses.

Earnings per share. Diluted earnings per share in fiscal 2015 was $2.51 compared to $2.21 in the prior year period. The 14% increase in diluted earnings per share is attributable to an approximate 10% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2014 was $2.21 compared to $1.94 in fiscal 2013. The 14% increase in diluted earnings per share is attributable to an approximate 10% increase in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

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

($ millions)	2015	2014	2013
Cash provided by operating activities	$1,326.2	$1,372.8	$1,022.0
Cash used in investing activities	(362.5)	(639.0)	(563.8)
Cash used in financing activities	(898.7)	(460.4)	(681.8)
Net increase (decrease) in cash and cash equivalents	$65.0	$273.4	$(223.6)

Operating Activities

Net cash provided by operating activities was $1,326.2 million, $1,372.8 million, and $1,022.0 million in fiscal 2015, 2014, and 2013, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The decrease in cash flow from operating activities in fiscal 2015 compared to fiscal 2014 was primarily driven by the changes in packaway inventory levels and the timing of packaway receipts versus last year, partially offset by higher earnings. Changes in packaway inventory levels and the timing of packaway receipts and related payments versus last year resulted in lower accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 67%, 73%, and 62% as of January 30, 2016, January 31, 2015, and February 1, 2014, respectively. Accounts payable leverage at the end of fiscal 2013 was also impacted due to the timing shift of the dividend declaration from January 2014 to February 2014.

The increase in cash flow from operating activities in 2014 compared to fiscal 2013 was primarily due to higher net earnings and an increase in accounts payable leverage.

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

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2015, packaway inventory was 47% of total inventory compared to 45% and 49% at the end of fiscal 2014 and 2013, respectively.

Investing Activities

Net cash used in investing activities was $362.5 million, $639.0 million, and $563.8 million in fiscal 2015, 2014, and 2013, respectively. The decrease in cash used for investing activities in fiscal 2015 compared to fiscal 2014 and fiscal 2013 was primarily due to a reduction in our capital expenditures.

In fiscal 2015, 2014, and 2013, our capital expenditures were $367.0 million, $646.7 million, and $550.5 million, respectively. Our capital expenditures include costs to build or expand distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. The decrease in capital expenditures in fiscal 2015 compared to fiscal 2014 was primarily due to the purchase in September 2014 of our New York buying office and the construction of two distribution centers. We opened 90, 95, and 88 new stores in fiscal 2015, 2014, and 2013, respectively.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2015	2014	2013
New York buying office purchase	$—	$210.9	$11.1
Distribution	92.9	193.2	248.4
New stores	105.8	119.8	121.3
Existing stores	124.0	79.5	59.1
Information systems, corporate, and other	44.3	43.3	110.6
Total capital expenditures	$367.0	$646.7	$550.5
We are forecasting approximately $425 million in capital expenditures for fiscal year 2016 to fund costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to primarily fund capital expenditures with available cash and cash flows from operations.

We had purchases of investments in fiscal 2015 and 2013 of $0.7 million and $12.0 million, respectively. We had no purchases of investments in fiscal 2014. We had proceeds from investments of $1.1 million, $12.0 million, and $1.6 million in fiscal 2015, 2014, and 2013, respectively.

Financing Activities

Net cash used in financing activities was $898.7 million, $460.4 million, and $681.8 million in fiscal 2015, 2014, and 2013, respectively. During fiscal 2015, 2014, and 2013, our liquidity and capital requirements were provided by available cash and cash flows from operations and in fiscal 2014, the issuance of our unsecured 3.375% Senior Notes due September 2024 ("2024 Notes").

In September 2014, we issued $250 million of unsecured 2024 Notes and used most of the net proceeds of approximately $246 million to purchase our New York buying office building for $222 million and the remaining $24 million for other general corporate purposes.

We repurchased 13.7 million, 14.8 million, and 16.4 million shares of common stock for aggregate purchase prices of approximately $700 million, $550 million, and $550 million in fiscal 2015, 2014, and 2013, respectively. We also acquired 1.3 million, 1.1 million, and 1.0 million shares in fiscal 2015, 2014, and 2013, respectively, of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $68.9 million, $39.0 million, and $29.9 million during fiscal 2015, 2014, and 2013, respectively. In February 2015, our Board of Directors approved a two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.
On March 1, 2016, our Board of Directors declared a quarterly cash dividend of $0.1350 per common share, payable on March 31, 2016. Our Board of Directors declared cash dividends of $0.1175 per common share in February, May, August, and November 2015, cash dividends of $0.1000 per common share in February, May, August, and November 2014, and cash dividends of $0.0850 per common share in May, August, and November 2013.
During fiscal 2015, 2014, and 2013, we paid dividends of $192.3 million, $168.5 million, and $147.9 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank lines, and other credit sources to meet our capital and liquidity requirements, including lease payment obligations, in 2016.

Our existing $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of January 30, 2016, we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available. We plan to renew our revolving credit facility in 2016.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of January 30, 2016:

	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total¹
($000)
Senior notes	$—	$85,000	$—	$315,000	$400,000
Interest payment obligations	18,105	36,210	25,364	37,995	117,674
Operating leases (rent obligations)	458,667	895,398	596,640	480,480	2,431,185
New York buying office ground lease²	6,418	12,835	12,835	952,569	984,657
Purchase obligations	1,713,166	7,927	158	—	1,721,251
Total contractual obligations	$2,196,356	$1,037,370	$634,997	$1,786,044	$5,654,767

1We have a $94.2 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a 99-year ground lease.

Senior notes. In September 2014, we issued unsecured 2024 Notes with an aggregate principal amount of $250 million. The 2024 Notes were issued at a price equal to 99.329% of the principal amount. Interest on the 2024 Notes is payable semi-annually beginning March 2015.

As of January 30, 2016, we also had outstanding two series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of January 30, 2016, we were in compliance with those covenants.

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

Purchase obligations. As of January 30, 2016 we had purchase obligations of approximately $1,721 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of January 30, 2016 and January 31, 2015, we had $15.3 million and $19.5 million, respectively, in standby letters of credit outstanding and $56.4 million and $56.3 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $32.0 million and $32.8 million in trade letters of credit outstanding at January 30, 2016 and January 31, 2015, respectively.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Other

Critical Accounting Policies
The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our consolidated financial statements and are not intended to be a comprehensive list of all of our accounting policies.
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
Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. We purchase inventory that can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 47%, 45%, and 49% of total inventories as of January 30, 2016, January 31, 2015, and February 1, 2014, respectively. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.
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
Long-lived assets. We review for a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. If analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group, an impairment loss would be recognized to write the asset group down to its fair value. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2015, 2014, or 2013.
Depreciation and amortization expense. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to 12 years for equipment and information systems and 20 to 40 years for land improvements and buildings. The cost of leasehold improvements is amortized over the lesser of the useful life of the asset or the applicable lease term.
Lease accounting. When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, we record rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. We begin recording rent expense on the lease possession date. Tenant improvement allowances are included in Other long-term liabilities and are amortized over the lease term. Changes in tenant improvement allowances are included as a component of operating activities in the Consolidated Statements of Cash Flows. See Recently issued accounting standards below.
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
Stock-based compensation. We recognize compensation expense based upon the grant date fair value of all stock-based awards. We use historical data to estimate pre-vesting forfeitures and to recognize stock-based compensation expense. All stock-based compensation awards are expensed over the service and performance periods of the awards.
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
Recently issued accounting standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for our annual and interim reporting periods beginning in fiscal 2018. We are currently evaluating the effect adoption of this new guidance will have on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The guidance requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for our annual and interim reporting periods beginning in fiscal 2019. We are currently evaluating the effect adoption of this new guidance will have on our consolidated financial statements.

Recently issued and adopted accounting standards. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. ASU 2015-03 is effective for annual and interim reporting periods after December 15, 2015, with early adoption permitted. We early adopted ASU 2015-03 retrospectively in our first fiscal quarter ended May 2, 2015. As a result, we reclassified unamortized debt issuance costs of $2.8 million as of January 31, 2015, from Other long-term assets to a reduction in Long-term debt on the Consolidated Balance Sheet. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim reporting periods after December 15, 2016, with early adoption permitted. We early adopted ASU 2015-17 retrospectively, as of January 30, 2016. As a result, $13.0 million of our deferred tax assets previously presented in current assets have been reclassified to long term deferred tax liabilities in the Consolidated Balance Sheet as of January 31, 2015. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous annual reporting periods.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2015, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

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
We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of January 30, 2016.
Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of January 30, 2016, we had no borrowings outstanding under our revolving credit facility.
We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrue interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrue interest at 6.53%. The amount outstanding under these notes as of January 30, 2016 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates and is therefore unaffected by changes in market interest rates.
Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.
A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended January 30, 2016. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Year Ended	Year Ended	Year Ended
($000, except per share data)	January 30, 2016	January 31, 2015	February 1, 2014
Sales	$11,939,999	$11,041,677	$10,230,353

Costs and Expenses
Cost of goods sold	8,576,873	7,937,956	7,360,924
Selling, general and administrative	1,738,755	1,615,371	1,526,366
Interest expense (income), net	12,612	2,984	(247)
Total costs and expenses	10,328,240	9,556,311	8,887,043

Earnings before taxes	1,611,759	1,485,366	1,343,310
Provision for taxes on earnings	591,098	560,642	506,006
Net earnings	$1,020,661	$924,724	$837,304

Earnings per share
Basic	$2.53	$2.24	$1.97
Diluted	$2.51	$2.21	$1.94

Weighted average shares outstanding (000)
Basic	403,034	413,553	425,761
Diluted	406,405	418,077	431,610

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
($000)	January 30, 2016	January 31, 2015	February 1, 2014
Net earnings	$1,020,661	$924,724	$837,304

Other comprehensive income (loss):
Change in unrealized loss on investments, net of tax	(148)	(59)	(196)
Comprehensive income	$1,020,513	$924,665	$837,108
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	January 30, 2016	January 31, 2015
Assets
Current Assets
Cash and cash equivalents	$761,602	$696,608
Short-term investments	1,737	500
Accounts receivable	73,627	73,278
Merchandise inventory	1,419,104	1,372,675
Prepaid expenses and other	116,125	106,778
Total current assets	2,372,195	2,249,839

Property and Equipment
Land and buildings	1,084,328	952,428
Fixtures and equipment	2,244,790	1,933,383
Leasehold improvements	920,392	854,572
Construction-in-progress	90,399	293,715
	4,339,909	4,034,098
Less accumulated depreciation and amortization	1,997,003	1,760,346
Property and equipment, net	2,342,906	2,273,752

Long-term investments	1,331	3,110
Other long-term assets	152,687	160,669
Total assets	$4,869,119	$4,687,370

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$945,559	$1,000,700
Accrued expenses and other	376,522	385,325
Accrued payroll and benefits	280,766	256,141
Income taxes payable	—	17,202
Total current liabilities	1,602,847	1,659,368

Long-term debt	396,025	395,562
Other long-term liabilities	268,168	279,500
Deferred income taxes	130,088	73,730

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share	4,023	4,149
Authorized 1,000,000,000 shares
Issued and outstanding 402,339,000 and
414,939,000 shares,respectively
Additional paid-in capital	1,122,329	1,013,607
Treasury stock	(229,525)	(160,600)
Accumulated other comprehensive income	182	330
Retained earnings	1,574,982	1,421,724
Total stockholders’ equity	2,471,991	2,279,210
Total liabilities and stockholders’ equity	$4,869,119	$4,687,370
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at February 2, 2013	441,442	$4,414	$864,312	$(91,708)	$585	$989,260	$1,766,863
Net earnings	—	—	—	—	—	837,304	837,304
Unrealized investment loss, net	—	—	—	—	(196)	—	(196)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,756	18	19,056	(29,851)	—	—	(10,777)
Tax benefit from equity issuance	—	—	27,661	—	—	—	27,661
Stock-based compensation	—	—	46,847	—	—	—	46,847
Common stock repurchased	(16,358)	(164)	(24,419)	—	—	(525,417)	(550,000)
Dividends declared ($0.255 per share)	—	—	—	—	—	(110,400)	(110,400)
Balance at February 1, 2014	426,840	$4,268	$933,457	$(121,559)	$389	$1,190,747	$2,007,302
Net earnings	—	—	—	—	—	924,724	924,724
Unrealized investment loss, net	—	—	—	—	(59)	—	(59)
Common stock issued under stock
plans, net of shares
used for tax withholding	2,904	29	21,949	(39,041)	—	—	(17,063)
Tax benefit from equity issuance	—	—	29,759	—	—	—	29,759
Stock-based compensation	—	—	53,001	—	—	—	53,001
Common stock repurchased	(14,805)	(148)	(24,559)	—	—	(525,293)	(550,000)
Dividends declared ($0.400 per share)	—	—	—	—	—	(168,454)	(168,454)
Balance at January 31, 2015	414,939	$4,149	$1,013,607	$(160,600)	$330	$1,421,724	$2,279,210
Net earnings	—	—	—	—	—	1,020,661	1,020,661
Unrealized investment loss, net	—	—	—	—	(148)	—	(148)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,053	11	20,175	(68,925)	—	—	(48,739)
Tax benefit from equity issuance	—	—	42,382	—	—	—	42,382
Stock-based compensation	—	—	70,937	—	—	—	70,937
Common stock repurchased	(13,653)	(137)	(24,772)	—	—	(675,091)	(700,000)
Dividends declared ($0.470 per share)	—	—	—	—	—	(192,312)	(192,312)
Balance at January 30, 2016	402,339	$4,023	$1,122,329	$(229,525)	$182	$1,574,982	$2,471,991
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
($000)	January 30, 2016	January 31, 2015	February 1, 2014
Cash Flows From Operating Activities
Net earnings	$1,020,661	$924,724	$837,304
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	274,828	232,959	206,111
Stock-based compensation	70,937	53,001	46,847
Deferred income taxes	56,358	25,086	(15,250)
Tax benefit from equity issuance	42,382	29,759	27,661
Excess tax benefit from stock-based compensation	(42,302)	(29,415)	(26,906)
Change in assets and liabilities:
Merchandise inventory	(46,429)	(115,520)	(47,918)
Other current assets	(13,496)	(16,410)	(9,875)
Accounts payable	(41,464)	204,158	(4,104)
Other current liabilities	7,796	69,568	(18,562)
Other long-term, net	(3,019)	(5,045)	26,695
Net cash provided by operating activities	1,326,252	1,372,865	1,022,003

Cash Flows From Investing Activities
Additions to property and equipment	(366,960)	(646,691)	(550,515)
Increase in restricted cash and investments	4,065	(4,329)	(2,895)
Purchases of investments	(718)	—	(12,012)
Proceeds from investments	1,104	12,021	1,614
Net cash used in investing activities	(362,509)	(638,999)	(563,808)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	42,302	29,415	26,906
Net proceeds from issuance of long-term debt	—	245,676	—
Issuance of common stock related to stock plans	20,186	21,978	19,074
Treasury stock purchased	(68,925)	(39,041)	(29,851)
Repurchase of common stock	(700,000)	(550,000)	(550,000)
Dividends paid	(192,312)	(168,454)	(147,917)
Net cash used in financing activities	(898,749)	(460,426)	(681,788)

Net increase (decrease) in cash and cash equivalents	64,994	273,440	(223,593)

Cash and cash equivalents:
Beginning of year	696,608	423,168	646,761
End of year	$761,602	$696,608	$423,168

Supplemental Cash Flow Disclosures
Interest paid	$18,035	$9,668	$9,668
Income taxes paid	$523,597	$510,145	$506,182

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2015, the Company operated 1,274 Ross Dress for Less® (“Ross”) locations in 34 states, the District of Columbia and Guam, and 172 dd’s DISCOUNTS® stores in 15 states. The Ross and dd's DISCOUNTS stores are supported by six distribution centers. The Company’s headquarters, one buying office, three operating distribution centers, two warehouses, and 24% of its stores are located in California.
Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.
Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 are referred to as fiscal 2015, fiscal 2014, and fiscal 2013, respectively, and were 52-week years.
Stock dividend. In March 2015, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock issued in the form of a stock dividend. Stockholders of record as of April 22, 2015 were issued one additional share of common stock on June 11, 2015 for each share held. All share and per share amounts have been adjusted to reflect the stock split.
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
Purchase obligations. As of January 30, 2016, the Company had purchase obligations of approximately $1,721 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service, transportation, and maintenance contracts.
Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less.
Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015:

Restricted Assets ($000)	2015	2014
Prepaid expenses and other	$15,770	$19,713
Other long-term assets	55,913	56,107
Total	$71,683	$75,820

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

Cash and cash equivalents were $761.6 million and $696.6 million, at January 30, 2016 and January 31, 2015, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.
Investments. The Company’s investments are comprised of various debt securities. At January 30, 2016 and January 31, 2015, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their original maturities and the Company’s intent. Investments with an original maturity of less than one year are classified as short-term. See Note B for additional information.
Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. The Company purchases inventory that can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. The timing of the release of packaway inventory to the stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory. The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts.
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
Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to 12 years for equipment and information systems and 20 to 40 years for land improvements and buildings. Depreciation and amortization expense on property and equipment was $274.8 million, $233.0 million, and $206.1 million for fiscal 2015, 2014, and 2013, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. The Company capitalizes interest during the construction period. Interest capitalized was $6.5 million, $10.8 million, and $10.8 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. As of January 30, 2016, January 31, 2015, and February 1, 2014 the Company had $35.8 million, $58.6 million, and $61.3 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.
Other long-term assets. Other long-term assets as of January 30, 2016 and January 31, 2015 consisted of the following:

($000)	2015	2014
Deferred compensation (Note B)	$86,073	$94,054
Restricted cash and investments	55,913	56,107
Other	10,701	10,508
Total	$152,687	$160,669
Property and other long-term assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2015, 2014, and 2013, no impairment charges were recorded.
Store closures. The Company continually reviews the operating performance of individual stores. For stores that are closed, the Company records a liability for future minimum lease payments net of estimated sublease recoveries and related ancillary costs at the time the liability is incurred. The lease loss liability was $1.8 million and $2.7 million, as of January 30, 2016 and January 31, 2015, respectively. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use. In 2015, the Company closed six stores. In 2014, the Company closed nine stores.
Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $100.3 million and $123.8 million at January 30, 2016 and January 31, 2015, respectively. The Company includes the change in book cash overdrafts in operating cash flows.
Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of January 30, 2016 and January 31, 2015 consisted of the following:

($000)	2015	2014
Workers’ compensation	$93,452	$87,388
General liability	39,895	37,253
Medical plans	4,155	3,159
Total	$137,502	$127,800
Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits, and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.
Other long-term liabilities. Other long-term liabilities as of January 30, 2016 and January 31, 2015 consisted of the following:

($000)	2015	2014
Income taxes (Note F)	$94,194	$101,696
Deferred compensation (Note G)	86,073	94,054
Deferred rent	63,241	59,465
Tenant improvement allowances	20,300	19,562
Other	4,360	4,723
Total	$268,168	$279,500
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
Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. The Company recognizes income from stored value card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant in fiscal 2015, 2014, and 2013.
Sales tax collected is not recognized as revenue and is included in Accrued expenses and other.

Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in Accrued expenses and other in the Consolidated Balance Sheets. The allowance for sales returns consists of the following:

($000)	Beginning Balance	Additions	Returns	Ending Balance
Year ended:
January 30, 2016	$8,594	$737,727	$(738,366)	$7,955
January 31, 2015	$7,431	$717,040	$(715,877)	$8,594
February 1, 2014	$7,165	$699,835	$(699,569)	$7,431
Store pre-opening. Store pre-opening costs are expensed in the period incurred.
Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2015, 2014, and 2013 were $77.1 million, $72.1 million, and $70.2 million, respectively.
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
In fiscal 2015, 2014, and 2013 there were 25,000, 5,100, and 5,700 weighted average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2015
Shares	403,034	3,371	406,405
Amount	$2.53	$(0.02)	$2.51
2014
Shares	413,553	4,524	418,077
Amount	$2.24	$(0.03)	$2.21
2013
Shares	425,761	5,849	431,610
Amount	$1.97	$(0.03)	$1.94

Comprehensive income. Comprehensive income includes net earnings and components of other comprehensive income (loss), net of tax, consisting of unrealized investment gains or losses.

Recently issued accounting standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for the Company’s annual and interim reporting periods beginning in fiscal 2018. The Company is currently evaluating the effect that adoption of this new guidance will have on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The guidance requires balance sheet recognition of the following for all leases with lease terms greater than one year including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company's annual and interim reporting periods beginning in fiscal 2019. The Company is currently evaluating the effect adoption of this new guidance will have on its consolidated financial statements.

Recently issued and adopted accounting standards. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as an asset. ASU 2015-03 is effective for annual and interim reporting periods after December 15, 2015, with early adoption permitted. The Company early adopted ASU 2015-03 retrospectively in its first fiscal quarter ended May 2, 2015. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $2.8 million as of January 31, 2015, from Other long-term assets to a reduction in Long-term debt on the Consolidated Balance Sheet. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods. See Note D.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim reporting periods after December 15, 2016, with early adoption permitted. The Company early adopted ASU 2015-17 retrospectively, as of January 30, 2016. As a result, $13.0 million of its deferred tax assets previously presented in current assets have been reclassified to long term deferred tax liabilities in the Consolidated Balance Sheet as of January 31, 2015. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous annual reporting periods. See Note F.

Note B: Investments and Restricted Investments

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

There were no transfers between Level 1 and Level 2 categories during the fiscal year ended January 30, 2016. The fair value of the Company’s financial instruments are as follows:

($000)	January 30, 2016	January 31, 2015
Cash and cash equivalents
Level 1	$761,602	$696,608

Investments
Level 2	$3,068	$3,610

Restricted cash and cash equivalents
Level 1	$67,947	$71,992

Restricted investments
Level 1	$3,736	$3,828

The underlying assets in the Company’s non-qualified deferred compensation program as of January 30, 2016 and January 31, 2015 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	2015	2014
Level 1	$73,633	$81,926
Level 2	12,440	12,128
Total	$86,073	$94,054

Note C: Stock-Based Compensation

For fiscal 2015, 2014, and 2013, the Company recognized stock-based compensation expense as follows:

($000)	2015	2014	2013
Restricted stock	$37,204	$34,729	$30,921
Performance awards	31,056	16,003	13,812
ESPP	2,677	2,269	2,114
Total	$70,937	$53,001	$46,847
Capitalized stock-based compensation cost was not significant in any year.

No stock options were granted during fiscal 2015, 2014, and 2013. At January 30, 2016, the Company had one active stock-based compensation plan, which is further described in Note H. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Total stock-based compensation recognized in the Company's Consolidated Statements of Earnings for fiscal 2015, 2014, and 2013 is as follows:

Statements of Earnings Classification ($000)	2015	2014	2013
Cost of goods sold	$32,922	$27,088	$24,432
Selling, general and administrative	38,015	25,913	22,415
Total	$70,937	$53,001	$46,847

Note D: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, as of January 30, 2016 and January 31, 2015 consisted of the following:

($000)	2015	2014
6.38% Series A Senior Notes due 2018	$84,906	$84,873
6.53% Series B Senior Notes due 2021	64,882	64,861
3.375% Senior Notes due 2024	246,237	245,828
Total	$396,025	$395,562

In September 2014, the Company issued unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of January 30, 2016, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of January 30, 2016, the Company was in compliance with these covenants.

As of January 30, 2016 and January 31, 2015, total unamortized discount and debt issuance costs were $4.0 million and $4.4 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $423 million and $442 million as of January 30, 2016 and January 31, 2015, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The following table shows scheduled annual principal payments on Long-term debt:

($000)
2016	$—
2017	$—
2018	$85,000
2019	$—
2020	$—
Thereafter	$315,000

The table below shows the components of interest expense and income for fiscal 2015, 2014, and 2013:

($000)	2015	2014	2013
Interest expense on long-term debt	$18,568	$12,990	$9,721
Other interest expense	1,252	1,230	1,350
Capitalized interest	(6,530)	(10,825)	(10,799)
Interest income	(678)	(411)	(519)
Interest expense (income), net	$12,612	$2,984	$(247)

Revolving credit facility. The Company's $600 million unsecured revolving credit facility expires in June 2017 and contains a $300 million sublimit for issuance of standby letters of credit. Interest on this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of January 30, 2016 the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available. The Company plans to renew the revolving credit facility in 2016.

The revolving credit facility is subject to certain financial covenants, including interest coverage and other financial ratios. In addition, the interest rates under the revolving credit facility may vary depending on actual interest coverage ratios achieved. As of January 30, 2016, the Company was in compliance with these covenants.
Standby letters of credit and collateral trust. The Company uses standby letters of credit outside of its revolving credit facility in addition to a funded trust to collateralize its insurance obligations. As of January 30, 2016 and January 31, 2015, the Company had $15.3 million and $19.5 million, respectively, in standby letters of credit and $56.4 million and $56.3 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.
Trade letters of credit. The Company had $32.0 million and $32.8 million in trade letters of credit outstanding at January 30, 2016 and January 31, 2015, respectively.

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

The aggregate future minimum annual lease payments under leases, including the ground lease related to the New York buying office, in effect at January 30, 2016 are as follows:

($000)	Total operating leases
2016	$465,085
2017	485,753
2018	422,480
2019	343,645
2020	265,830
Thereafter	1,433,049
Total minimum lease payments	$3,415,842
Rent expense, including contingent rent and net of sublease income, was $473.2 million, $451.9 million, and $431.8 million in fiscal 2015, 2014, and 2013, respectively. Contingent rent and sublease income was not significant in any year.

Note F: Taxes on Earnings
The provision for income taxes consisted of the following:

($000)	2015	2014	2013
Current
Federal	$497,710	$499,009	$486,203
State	37,030	36,547	35,053
	534,740	535,556	521,256
Deferred
Federal	55,404	23,452	(11,055)
State	954	1,634	(4,195)
	56,358	25,086	(15,250)
Total	$591,098	$560,642	$506,006
In fiscal 2015, 2014, and 2013, the Company realized tax benefits of $42.4 million, $29.8 million and $27.7 million, respectively, related to employee equity programs that were recorded in additional paid-in capital.
The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2015	2014	2013
Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit) and other, net	2%	3%	3%
Total	37%	38%	38%

The components of deferred taxes at January 30, 2016 and January 31, 2015 are as follows:

($000)	2015	2014
Deferred Tax Assets
Accrued liabilities	$69,144	$77,791
Deferred compensation	29,932	33,456
Stock-based compensation	41,388	35,332
Deferred rent	23,903	26,370
California franchise taxes and credits	21,973	18,478
Employee benefits	22,156	23,136
Other	6,835	4,927
	215,331	219,490
Deferred Tax Liabilities
Depreciation	(304,191)	(252,013)
Merchandise inventory	(28,085)	(26,668)
Supplies	(12,559)	(11,616)
Prepaid expenses	(584)	(2,923)
	(345,419)	(293,220)
Net Deferred Tax Liabilities	$(130,088)	$(73,730)
At the end of fiscal 2015 and 2014, the Company's state tax credit carryforwards for income tax purposes were approximately $16.1 million and $12.1 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2023.
The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2015, 2014, and 2013 are as follows:

($000)	2015	2014	2013
Unrecognized tax benefits - beginning of year	$78,116	$80,323	$65,667
Gross increases:
Tax positions in current period	14,990	15,441	15,591
Tax positions in prior period	—	—	2,418
Gross decreases:
Tax positions in prior periods	(10,589)	(9,432)	(519)
Lapse of statute limitations	(4,216)	(5,732)	(2,274)
Settlements	(2,929)	(2,484)	(560)
Unrecognized tax benefits - end of year	$75,372	$78,116	$80,323
At the end of fiscal 2015, 2014, and 2013, the reserves for unrecognized tax benefits were $94.2 million, $101.7 million, and $104.9 million inclusive of $18.8 million, $23.6 million, and $24.6 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $45.9 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred tax assets and liabilities. These amounts are net of federal and state income taxes.
The Company believes it is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $3.7 million.

The Company is generally open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2012 through 2015. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2011 through 2015. Certain state tax returns are currently under audit by state tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans
The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $12.7 million, $11.4 million, and $10.4 million in fiscal 2015, 2014, and 2013, respectively.
The Company also has an Incentive Compensation Plan which provides cash awards to key management and employees based on Company and individual performance.
The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $86.1 million and $94.1 million at January 30, 2016 and January 31, 2015, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $86.1 million and $94.1 million at January 30, 2016 and January 31, 2015, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.
In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $13.2 million and $9.7 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015, respectively.
Note H: Stockholders' Equity
Common stock. In February 2015, the Company’s Board of Directors approved a two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.
The following table summarizes the Company’s stock repurchase activity in fiscal 2015, 2014, and 2013:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)
2015	13.7	$51.27	$700
2014	14.8	$37.15	$550
2013	16.4	$33.62	$550
Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.
Dividends. On March 1, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.1350 per common share, payable on March 31, 2016. The Company’s Board of Directors declared cash dividends of $0.1175 per common share in February, May, August, and November 2015, cash dividends of $0.1000 per common share in February, May, August, and November 2014, and cash dividends of $0.0850 per common share in May, August, and November 2013.
2008 Equity Incentive Plan. In 2008, the Company’s stockholders approved the adoption of the Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) with an initial share reserve of 33.0 million shares of the Company’s common stock, of which 24.0 million shares can be issued as full value awards. The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of January 30, 2016, there were 12.7 million shares that remained available for grant under the 2008 Plan.

A summary of the stock option activity for fiscal 2015 is presented below:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 31, 2015	1,038	$7.05
Granted	—	—
Exercised	(728)	6.92
Forfeited	—	—
Outstanding at January 30, 2016, all vested	310	$7.34	0.55	$15,168

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 30, 2016 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$6.08	to	$6.89	45	0.35	$6.77
6.95	to	6.95	148	0.13	6.95
7.04	to	7.35	14	0.24	7.24
7.66	to	7.66	6	0.71	7.66
8.19	to	8.19	97	1.31	8.19
$6.08	to	$8.19	310	0.55	$7.34
A summary of restricted stock and performance share award activity for fiscal 2015 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 31, 2015	6,982	$24.01
Awarded	2,239	51.95
Released	(2,726)	17.32
Forfeited	(391)	31.04
Unvested at January 30, 2016	6,104	$34.87
The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years. The unamortized compensation expense at January 30, 2016 and January 31, 2015 was $94.5 million and $87.4 million, respectively, which is expected to be recognized over a weighted average remaining period of 1.8 years. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2015 (or $56.26), was $343.4 million. A total of 12.7 million, 13.3 million, and 14.0 million shares were available for new restricted stock awards at the end of fiscal 2015, 2014, and 2013, respectively. During fiscal 2015, 2014, and 2013, shares purchased by the Company for tax withholding totaled 1.3 million, 1.1 million, and 1.0 million shares, respectively, and are considered treasury shares which are available for reissuance. As of January 30, 2016 and January 31, 2015, the Company held 11.1 million and 9.8 million shares of treasury stock, respectively.
Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock or restricted stock units on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock or units then vest over a service period, generally two to three years from the date the performance award was granted. The release of shares related to restricted stock units earned is deferred generally for one year from the date earned. The Company issued approximately 601,000, 607,000, and 481,000 shares in settlement of the fiscal 2015, 2014, and 2013 awards.
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
During fiscal 2015, 2014, and 2013, employees purchased approximately 0.4 million shares, in each year, of the Company’s common stock under the plan at weighted average per share prices of $43.16, $32.18, and $28.79, respectively. Through January 30, 2016, approximately 39.0 million shares had been issued under this plan and 6.0 million shares remained available for future issuance.

Note I: Related Party Transactions
The Company has a consulting agreement with Norman Ferber, its Chairman Emeritus of the Board of Directors, under which the Company pays him an annual consulting fee of $1.5 million through May 2018. In addition, the agreement provides for administrative support and health and other benefits for the individual and his dependents, which totaled approximately $0.3 million in fiscal 2015, 2014, and 2013, along with amounts to cover premiums through May 2018 on a life insurance policy with a death benefit of $2.0 million. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.
Robert Ferber, the son of Norman Ferber, is a buyer with the Company. The Company paid Robert Ferber compensation including salary and bonus of approximately $131,000, $133,000, and $134,000 in fiscal 2015, 2014, and 2013, respectively.
Note J: Litigation, Claims, and Assessments
Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of January 30, 2016.
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

Note K: Quarterly Financial Data (Unaudited)
Summarized quarterly financial information for fiscal 2015 and 2014 is presented in the tables below.
Year ended January 30, 2016:

	Quarter Ended
($000, except per share data)	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016
Sales	$2,938,148	$2,968,270	$2,782,855	$3,250,726

Cost of goods sold	2,067,455	2,119,480	2,003,347	2,386,591
Selling, general and administrative	409,298	435,226	443,354	450,877
Interest expense, net	2,003	1,652	4,427	4,530
Total costs and expenses	2,478,756	2,556,358	2,451,128	2,841,998
Earnings before taxes	459,392	411,912	331,727	408,728
Provision for taxes on earnings	177,187	153,273	116,071	144,567
Net earnings	$282,205	$258,639	$215,656	$264,161

Earnings per share – basic[1,2]	$0.69	$0.64	$0.54	$0.66
Earnings per share – diluted[1,2]	$0.69	$0.63	$0.53	$0.66
Cash dividends declared per share
on common stock[2]	$0.1175	$0.1175	$0.1175	$0.1175
Stock price[2]
High	$53.73	$53.28	$56.53	$56.26
Low	$45.93	$47.79	$47.22	$44.81

1 EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

2 All per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.

Year ended January 31, 2015:

	Quarter Ended
($000, except per share data)	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Sales	$2,680,593	$2,729,566	$2,598,820	$3,032,698

Cost of goods sold	1,908,184	1,944,017	1,882,185	2,203,570
Selling, general and administrative	379,802	395,225	410,002	430,342
Interest (income) expense, net	(104)	(95)	777	2,406
Total costs and expenses	2,287,882	2,339,147	2,292,964	2,636,318
Earnings before taxes	392,711	390,419	305,856	396,380
Provision for taxes on earnings	148,798	150,858	113,136	147,850
Net earnings	$243,913	$239,561	$192,720	$248,530

Earnings per share – basic[1,2]	$0.58	$0.58	$0.47	$0.61
Earnings per share – diluted[1,2]	$0.58	$0.57	$0.46	$0.60
Cash dividends declared per share
on common stock[2]	$0.1000	$0.1000	$0.1000	$0.1000
Stock price[2]
High	$37.05	$34.83	$40.42	$48.47
Low	$32.89	$31.08	$32.32	$40.22

1 EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

2 All per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ross Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of January 30, 2016 and January 31, 2015, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 2016. We also have audited the Company's internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 /s/DELOITTE & TOUCHE LLP

San Francisco, California
March 29, 2016

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 30, 2016.
Our internal control over financial reporting as of January 30, 2016 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 29, 2016, which is included in Item 8 in this Annual Report on Form 10-K.
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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 18, 2016 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 30, 2016:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))[1]
Equity compensation plans
approved by security holders	427	[2]	$7.34	18,689	[3]
Equity compensation plans not
approved by security holders	—		—	—
Total	427		$7.34	18,689

1 After approval by stockholders of the 2008 Equity Incentive Plan in May 2008, any shares remaining available for grant in the share reserves of the 2004 Equity Incentive Plan, 1992 Stock Option Plan, the 2000 Equity Plan, the 1991 Outside Directors Stock Option Plan, and the 1988 Restricted Stock Plan were automatically canceled.

2 Represents shares reserved for options granted under the 2004 Equity Incentive Plan.

3 Includes 6.0 million shares reserved for issuance under the Employee Stock Purchase Plan and 12.7 million shares reserved for issuance under the 2008 Equity Incentive Plan.

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled “Information Regarding Nominees and Incumbent Directors” including the captions “Audit Committee,” “Compensation Committee,” and “Nominating and Corporate Governance Committee,” and the section of the Proxy Statement entitled “Certain Transactions.”

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
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended January 30, 2016, January 31, 2015, and February 1, 2014.
Consolidated Statements of Comprehensive Income for the years ended January 30, 2016, January 31, 2015, and February 1, 2014.
Consolidated Balance Sheets at January 30, 2016 and January 31, 2015.
Consolidated Statements of Stockholders' Equity for the years ended January 30, 2016, January 31, 2015, and February 1, 2014.
Consolidated Statements of Cash Flows for the years ended January 30, 2016, January 31, 2015, and February 1, 2014.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Barbara Rentler
Date:	March 29, 2016		Barbara Rentler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Barbara Rentler	Chief Executive Officer, Director	March 29, 2016
Barbara Rentler

/s/Michael J. Hartshorn	Group Senior Vice President, Chief Financial Officer,	March 29, 2016
Michael J. Hartshorn	and Principal Accounting Officer

/s/Michael Balmuth	Executive Chairman of the Board, Director	March 29, 2016
Michael Balmuth

/s/K. Gunnar Bjorklund	Director	March 29, 2016
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 29, 2016
Michael J. Bush

/s/Norman A. Ferber	Chairman Emeritus of the Board, Director	March 29, 2016
Norman A. Ferber

/s/Sharon D. Garrett	Director	March 29, 2016
Sharon D. Garrett

/s/Stephen D. Milligan	Director	March 29, 2016
Stephen D. Milligan

/s/G. Orban	Director	March 29, 2016
George P. Orban

/s/Michael O'Sullivan	President and Chief Operating Officer, Director	March 29, 2016
Michael O'Sullivan

/s/Larry S. Peiros	Director	March 29, 2016
Lawrence S. Peiros

/s/G. L. Quesnel	Director	March 29, 2016
Gregory L. Quesnel

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.5 - 10.59)
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
10.8
Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan, Amended and Restated on March 11, 2015, incorporated by reference to Exhibit 10.1 filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

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

10.18	Ross Stores, Inc. 2008 Equity Incentive Plan As Amended Through May 21, 2014.
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

10.30	Form of Executive Employment Agreement, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.
10.31	Forms of Executive Employment Agreement between Ross Stores, Inc. and Executives, incorporated by reference to Exhibit 10.1 filed by Ross Stores, Inc. for its quarter ended May 2, 2015.
10.32	Forms of Amendment to Executive Employment Agreement between Ross Stores, Inc. and Executives, incorporated by reference to Exhibit 10.2 filed by Ross Stores, Inc. for its quarter ended May 2, 2015.
10.33
Amended and Restated Independent Contractor Consultancy Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2010.

10.34
Amended Independent Contractor Consultancy Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.52 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.35
Amendment to Independent Contractor Consultancy Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.36
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

10.38
Amendment to Retirement Benefit Package Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.39	Third Amendment to Retirement Benefit Package Agreement effective January 1, 2016 between Norman A. Ferber and Ross Stores, Inc.
10.40
Employment Agreement effective May 31, 2001 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2001.

10.41
First Amendment to the Employment Agreement effective January 30, 2003 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2003.

10.42
Second Amendment to the Employment Agreement effective May 18, 2005 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.43
Restated Third Amendment to the Employment Agreement effective April 6, 2007 between Michael Balmuth and Ross Stores, Inc. incorporated by reference to Exhibit 10.42 to the Form 10-K filed by Ross Stores, Inc. for its year ended January 31, 2009.

10.44
Fourth Amendment to the Employment Agreement effective June 9, 2009 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.10 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2009, and to Exhibit A-1 included in Exhibit 10.36 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.45
Fifth Amendment to the Employment Agreement effective April 23, 2010 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.46
Sixth Amendment to the Employment Agreement effective June 1, 2011 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.47
Employment Agreement effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.48
First Amendment to Employment Agreement between Michael Balmuth and Ross Stores, Inc. dated March 15, 2015, incorporated by reference to Exhibit 10.2 filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

10.49	Second Amendment to Employment Agreement effective January 1, 2016 between Michael Balmuth and Ross Stores, Inc.
10.50
Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement pursuant to the Ross Stores, Inc. 2008 Equity Incentive Plan to Michael Balmuth on August 15, 2012, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.51
Executive Employment Agreement effective June 1, 2014 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2014.

10.52
Amendment to Executive Employment Agreement effective March 16, 2015 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.53
Executive Employment Agreement effective June 1, 2014 between Michael O'Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2014.

10.54
Amendment to Executive Employment Agreement effective March 16, 2015 between Michael O'Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.6 filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.55
Executive Employment Agreement effective March 16, 2013 between James Fassio and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2013.

10.56	Executive Employment Agreement effective November 19, 2015 between James S. Fassio and Ross Stores, Inc.
10.57
Executive Employment Agreement effective March 16, 2015 between Michael Hartshorn and Ross Stores, Inc., incorporated by reference to Exhibit 10.7 filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.58
Executive Employment Agreement effective March 16, 2013 between Douglas Baker and Ross Stores, Inc., incorporated by reference to Exhibit 10.49 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 31, 2015.

10.59	Severance Agreement effective January 31, 2015 between Doug Baker and Ross Stores, Inc., incorporated by reference to Exhibit 10.8 filed by Ross Stores, Inc. for its quarter ended May 2, 2015.
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase