Form 10-Q
period 2016-04-30
ROSS STORES INC
filed 2016-06-08
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 18, 2016 was 399,509,797.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except stores and per share data, unaudited)	April 30, 2016	May 2, 2015
Sales	$3,088,995	$2,938,148

Costs and Expenses
Cost of goods sold	2,176,205	2,067,455
Selling, general and administrative	436,924	409,298
Interest expense, net	4,364	2,003
Total costs and expenses	2,617,493	2,478,756

Earnings before taxes	471,502	459,392
Provision for taxes on earnings	180,868	177,187
Net earnings	$290,634	$282,205

Earnings per share
Basic	$0.73	$0.69
Diluted	$0.73	$0.69

Weighted average shares outstanding (000)
Basic	395,799	407,653
Diluted	398,812	411,386

Dividends
Cash dividends declared per share	$0.1350	$0.1175

Stores open at end of period	1,473	1,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	April 30, 2016	May 2, 2015
Net earnings	$290,634	$282,205

Other comprehensive (loss) income:
Change in unrealized loss on investments, net of tax	(12)	(82)
Comprehensive income	$290,622	$282,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	April 30, 2016	January 30, 2016	May 2, 2015
Assets
Current Assets
Cash and cash equivalents	$910,025	$761,602	$761,356
Short-term investments	1,727	1,737	500
Accounts receivable	96,244	73,627	88,258
Merchandise inventory	1,498,449	1,419,104	1,504,281
Prepaid expenses and other	122,678	116,125	119,381
Total current assets	2,629,123	2,372,195	2,473,776

Property and Equipment
Land and buildings	1,090,045	1,084,328	948,551
Fixtures and equipment	2,276,885	2,244,790	1,962,115
Leasehold improvements	938,488	920,392	876,002
Construction-in-progress	64,158	90,399	302,464
	4,369,576	4,339,909	4,089,132
Less accumulated depreciation and amortization	2,051,120	1,997,003	1,812,385
Property and equipment, net	2,318,456	2,342,906	2,276,747

Long-term investments	1,333	1,331	3,141
Other long-term assets	165,265	152,687	169,795
Total assets	$5,114,177	$4,869,119	$4,923,459

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,056,257	$945,559	$1,128,808
Accrued expenses and other	382,107	376,522	389,804
Accrued payroll and benefits	201,830	280,766	198,081
Income taxes payable	110,702	—	108,314
Total current liabilities	1,750,896	1,602,847	1,825,007

Long-term debt	396,142	396,025	395,677
Other long-term liabilities	286,897	268,168	296,490
Deferred income taxes	140,801	130,088	72,786

Commitments and contingencies

Stockholders’ Equity
Common stock	4,001	4,023	4,120
Additional paid-in capital	1,159,933	1,122,329	1,066,494
Treasury stock	(266,452)	(229,525)	(222,571)
Accumulated other comprehensive income	170	182	248
Retained earnings	1,641,789	1,574,982	1,485,208
Total stockholders’ equity	2,539,441	2,471,991	2,333,499
Total liabilities and stockholders’ equity	$5,114,177	$4,869,119	$4,923,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	April 30, 2016	May 2, 2015
Cash Flows From Operating Activities
Net earnings	$290,634	$282,205
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	73,878	63,316
Stock-based compensation	17,716	14,288
Deferred income taxes	10,713	(944)
Tax benefit from equity issuance	20,538	37,320
Excess tax benefit from stock-based compensation	(20,538)	(37,255)
Change in assets and liabilities:
Merchandise inventory	(79,345)	(131,606)
Other current assets	(29,150)	(27,539)
Accounts payable	123,886	143,038
Other current liabilities	54,415	63,217
Other long-term, net	6,333	7,948
Net cash provided by operating activities	469,080	413,988

Cash Flows From Investing Activities
Additions to property and equipment	(79,724)	(106,928)
Increase in restricted cash and investments	(44)	(9)
Purchases of investments	—	(718)
Proceeds from investments	—	601
Net cash used in investing activities	(79,768)	(107,054)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	20,538	37,255
Issuance of common stock related to stock plans	5,500	7,036
Treasury stock purchased	(36,933)	(61,977)
Repurchase of common stock	(175,758)	(175,757)
Dividends paid	(54,236)	(48,743)
Net cash used in financing activities	(240,889)	(242,186)

Net increase in cash and cash equivalents	148,423	64,748

Cash and cash equivalents:
Beginning of period	761,602	696,608
End of period	$910,025	$761,356

Supplemental Cash Flow Disclosures
Interest paid	$4,219	$4,148
Income taxes paid	$26,763	$43,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended April 30, 2016 and May 2, 2015
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of April 30, 2016 and May 2, 2015, the results of operations and comprehensive income for the three month periods ended April 30, 2016 and May 2, 2015, and cash flows for the three month periods ended April 30, 2016 and May 2, 2015. The Condensed Consolidated Balance Sheet as of January 30, 2016, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 30, 2016. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016.

The results of operations and comprehensive income for the three month periods ended April 30, 2016 and May 2, 2015 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Stock dividend. In March 2015, the Company's Board of Directors declared a two-for-one split of the Company's common stock issued in the form of a stock dividend. Stockholders of record as of April 22, 2015 were issued one additional share of common stock on June 11, 2015 for each share held. All share and per share amounts have been adjusted to reflect the stock split.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheets as of April 30, 2016, January 30, 2016, and May 2, 2015:

Restricted Assets ($000)	April 30, 2016	January 30, 2016	May 2, 2015
Prepaid expenses and other	$15,778	$15,770	$19,706
Other long-term assets	55,940	55,913	56,085
Total	$71,718	$71,683	$75,791

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of April 30, 2016 and May 2, 2015, the Company had $5.6 million and $18.0 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Cash Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company's Board of Directors declared a cash dividend of $0.1350 per common share in March 2016 and $0.1175 per common share in February, May, August, and November 2015, respectively.

In May 2016, the Company's Board of Directors declared a cash dividend of $0.1350 per common share, payable on June 30, 2016.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of April 30, 2016.

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

Recently issued accounting standards. In March 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company's annual and interim reporting periods beginning in fiscal 2017. The Company is currently assessing the impact adoption of this standard will have on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This ASU requires balance sheet recognition of the following for all leases with lease terms greater than one year including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company's annual and interim reporting periods beginning in fiscal 2019. The Company is currently evaluating the effect adoption of this new guidance will have on its consolidated financial statements.

Recently issued and adopted accounting standards. In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim reporting periods after December 15, 2016, with early adoption permitted. The Company early adopted ASU 2015-17 retrospectively, as of January 30, 2016. As a result, $12.6 million of its deferred tax assets previously presented in current assets have been reclassified to long-term deferred tax liabilities in the Condensed Consolidated Balance Sheet as of May 2, 2015. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous annual reporting periods. See Note F.

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

There were no transfers between Level 1 and Level 2 categories during the three month periods ended April 30, 2016. The fair value of the Company’s financial instruments are as follows:

($000)	April 30, 2016	January 30, 2016	May 2, 2015
Cash and cash equivalents (Level 1)	$910,025	$761,602	$761,356

Investments (Level 2)	$3,060	$3,068	$3,641

Restricted cash and cash equivalents (Level 1)	$67,998	$67,947	$72,006

Restricted investments (Level 1)	$3,720	$3,736	$3,785

The underlying assets in the Company’s non-qualified deferred compensation program as of April 30, 2016, January 30, 2016, and May 2, 2015 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	April 30, 2016	January 30, 2016	May 2, 2015
Level 1	$81,285	$73,633	$89,536
Level 2	15,519	12,440	13,325
Total	$96,804	$86,073	$102,861

Note C: Stock-Based Compensation

Stock-based compensation. For the three month periods ended April 30, 2016 and May 2, 2015, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	April 30, 2016	May 2, 2015
Restricted stock	$9,065	$8,573
Performance awards	7,949	5,106
Employee stock purchase plan	702	609
Total	$17,716	$14,288

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three month periods ended April 30, 2016 and May 2, 2015 is as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	April 30, 2016	May 2, 2015
Cost of goods sold	$7,830	$7,063
Selling, general and administrative	9,886	7,225
Total	$17,716	$14,288

Restricted stock. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three month periods ended April 30, 2016 and May 2, 2015, shares purchased by the Company for tax withholding totaled 636,997 and 1,173,198, respectively, and are considered treasury shares which are available for reissuance.

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

As of April 30, 2016, shares related to unvested restricted stock and performance share awards totaled 5.6 million shares. A summary of restricted stock and performance share award activity for the three month period ended April 30, 2016 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 30, 2016	6,104	$34.87
Awarded	1,154	56.41
Released	(1,575)	26.99
Forfeited	(81)	34.09
Unvested at April 30, 2016	5,602	$41.82

The unamortized compensation expense at April 30, 2016 was $130.2 million which is expected to be recognized over a weighted-average remaining period of 2.4 years. The unamortized compensation expense at May 2, 2015 was $120.9 million, which was expected to be recognized over a weighted-average remaining period of 2.3 years.

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

Stock option activity. A summary of the stock option activity for the three month period ended April 30, 2016 is presented below:

(000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 30, 2016	310	$7.34
Granted	—	—
Exercised	(210)	7.26
Forfeited	—	—
Outstanding at April 30, 2016, all vested	100	$7.52	0.59	$4,928

No stock options were granted during the three month periods ended April 30, 2016 and May 2, 2015.

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of April 30, 2016 (number of shares in thousands):

			Options outstanding and exercisable
Exercise price range			Number of shares	Remaining life	Exercise price
$6.08	to	$6.35	8	0.34	$6.22
6.89	to	6.89	37	0.05	6.89
7.66	to	8.19	55	1.00	8.13
$6.08	to	$8.19	100	0.59	$7.52

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

For the three month periods ended April 30, 2016 and May 2, 2015, approximately 300 and 285,100 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
April 30, 2016
Shares	395,799	3,013	398,812
Amount	$0.73	$—	$0.73

May 2, 2015
Shares	407,653	3,733	411,386
Amount	$0.69	$—	$0.69

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	April 30, 2016	January 30, 2016	May 2, 2015
6.38% Series A Senior Notes due 2018	$84,914	$84,906	$84,881
6.53% Series B Senior Notes due 2021	64,887	64,882	64,866
3.375% Senior Notes due 2024	246,341	246,237	245,930
Total	$396,142	$396,025	$395,677

As of April 30, 2016, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of April 30, 2016, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of April 30, 2016, the Company was in compliance with these covenants.

As of April 30, 2016, January 30, 2016, and May 2, 2015, total unamortized discount and debt issuance costs were $3.9 million, $4.0 million, and $4.3 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $431 million, $423 million, and $430 million as of April 30, 2016, January 30, 2016, and May 2, 2015, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Interest expense for the three month periods ended April 30, 2016 and May 2, 2015 consisted of the following:

	Three Months Ended
($000)	April 30, 2016	May 2, 2015
Interest expense on long-term debt	$4,643	$4,642
Other interest expense	323	341
Capitalized interest	(4)	(2,810)
Interest income	(598)	(170)
Interest expense, net	$4,364	$2,003

Revolving credit facility. In April 2016, the Company entered into a new $600 million unsecured revolving credit facility. This credit facility, which replaced the Company's previous $600 million unsecured revolving credit facility, expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company’s option, for up to two additional one year periods, subject to customary conditions. As of April 30, 2016, the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to certain financial covenants that include a leverage ratio. As of April 30, 2016, the Company was in compliance with these covenants.

Note F: Taxes on Earnings

As of April 30, 2016, January 30, 2016, and May 2, 2015, the reserves for unrecognized tax benefits were $100.1 million, $94.2 million, and $108.1 million inclusive of $20.3 million, $18.8 million, and $25.1 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $49.4 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

The Company believes it is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $5.1 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2012 through 2015. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2011 through 2015. Certain federal and state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.
Dublin, California

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of April 30, 2016 and May 2, 2015, and the related condensed consolidated statements of earnings and comprehensive income and of cash flows for the three month periods ended April 30, 2016 and May 2, 2015. These interim financial statements are the responsibility of the Company's management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ross Stores, Inc. and subsidiaries as of January 30, 2016, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 8, 2016

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption "Forward-Looking Statements" and in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for 2015. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2015. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,295 locations in 34 states, the District of Columbia and Guam as of April 30, 2016. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 178 dd’s DISCOUNTS stores in 15 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Stock dividend. In March 2015, we declared a two-for-one split of our common stock issued in the form of a stock dividend. Stockholders of record as of April 22, 2015 were issued one additional share of common stock on June 11, 2015 for each share held. All share and per share amounts in this report have been adjusted to reflect the stock split.

Results of Operations

The following table summarizes the financial results for the three month periods ended April 30, 2016 and May 2, 2015:

	Three Months Ended
	April 30, 2016	May 2, 2015
Sales
Sales (millions)	$3,089	$2,938
Sales growth	5.1%	9.6%
Comparable store sales growth	2%	5%

Costs and expenses (as a percent of sales)
Cost of goods sold	70.5%	70.4%
Selling, general and administrative	14.1%	13.9%
Interest expense, net	0.1%	0.1%

Earnings before taxes (as a percent of sales)	15.3%	15.6%

Net earnings (as a percent of sales)	9.4%	9.6%

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

	Three Months Ended
Store Count	April 30, 2016	May 2, 2015
Beginning of the period	1,446	1,362
Opened in the period	28	37
Closed in the period	(1)	—
End of the period	1,473	1,399

Sales. Sales for the three month period ended April 30, 2016 increased $151 million, or 5.1%, compared to the three month period ended May 2, 2015, due to the opening of 74 net new stores between May 2, 2015 and April 30, 2016 and a 2% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Our sales mix for the three month periods ended April 30, 2016 and May 2, 2015 is shown below:

	Three Months Ended
	April 30, 2016	May 2, 2015
Ladies	29%	30%
Home Accents and Bed and Bath	24%	23%
Shoes	14%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%
Men's	12%	12%
Children's	8%	8%
Total	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three month period ended April 30, 2016, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended April 30, 2016 increased $109 million compared to the same period in the prior year, mainly due to increased sales from the opening of 74 net new stores and a 2% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended April 30, 2016 increased approximately 10 basis points from the same period in the prior year, mainly due to a 55 basis point increase in distribution expenses from the impact of opening a new distribution center in the second quarter of the prior year and the timing of packaway-related costs that benefited the first quarter of 2015. These expenses were partially offset by merchandise margins that increased 35 basis points and also by 10 basis points in lower buying costs.

We cannot be sure that the gross profit margins realized for the three month period ended April 30, 2016 will continue in the future.

Selling, general and administrative expenses. For the three month period ended April 30, 2016, selling, general and administrative expenses ("SG&A") increased $28 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 74 net new stores between May 2, 2015 and April 30, 2016.

Selling, general and administrative expenses as a percentage of sales for the three month period ended April 30, 2016 increased 20 basis points compared to the same period in the prior year due to lack of leverage from the two percent increase in comparable store sales and increases in hourly wages.

Interest expense, net. Net interest expense as a percentage of sales for the three month period ended April 30, 2016 increased compared to the same period in the prior year primarily due to a reduction of capitalized interest.

Interest expense for the three month periods ended April 30, 2016 and May 2, 2015 consists of the following:

	Three Months Ended
($000)	April 30, 2016	May 2, 2015
Interest expense on long-term debt	$4,643	$4,642
Other interest expense	323	341
Capitalized interest	(4)	(2,810)
Interest income	(598)	(170)
Interest expense, net	$4,364	$2,003

Taxes on earnings. Our effective tax rates for the three month periods ended April 30, 2016 and May 2, 2015 were approximately 38% and 39%, respectively. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2016 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for the three month period ended April 30, 2016 was lower compared to the same period in the prior year primarily due to higher cost of goods sold and higher SG&A expenses as a percentage of sales.

Earnings per share. Diluted earnings per share for the three month period ended April 30, 2016 was $0.73 compared to $0.69 for the three month period ended May 2, 2015. The increase in diluted earnings per share for the three month period ended April 30, 2016 is attributable to an increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to the stock repurchase program.

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

	Three Months Ended
($000)	April 30, 2016	May 2, 2015
Cash provided by operating activities	$469,080	$413,988
Cash used in investing activities	(79,768)	(107,054)
Cash used in financing activities	(240,889)	(242,186)
Net increase in cash and cash equivalents	$148,423	$64,748

Operating Activities

Net cash provided by operating activities was $469.1 million and $414.0 million for the three month periods ended April 30, 2016 and May 2, 2015, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the three month period ended April 30, 2016, compared to the same period in the prior year was primarily driven by the changes in packaway inventory levels and the timing of packaway receipts versus last year and higher earnings. Changes in packaway inventory levels and the timing of packaway receipts and related payments versus last year resulted in lower accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 70%, 67%, and 75% as of April 30, 2016, January 30, 2016, and May 2, 2015, respectively.

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

Changes in packaway inventory levels impact our operating cash flow. As of April 30, 2016, packaway inventory was 46% of total inventory compared to 47% at the end of fiscal 2015. As of May 2, 2015, packaway inventory was 45% of total inventory compared to 45% at the end of fiscal 2014.

Investing Activities

Net cash used in investing activities was $79.8 million and $107.1 million for the three month periods ended April 30, 2016 and May 2, 2015, respectively. The decrease in cash used for investing activities for the three month period ended April 30, 2016, compared to the three month period ended May 2, 2015 was primarily due to a reduction in our capital expenditures.

Our capital expenditures were $79.7 million and $106.9 million for the three month periods ended April 30, 2016 and May 2, 2015, respectively. Our capital expenditures include costs to build or expand distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices.

We are currently forecasting approximately $425 million in capital expenditures for fiscal year 2016 to fund costs for fixtures and leasehold improvements to open new Ross and dd's DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to primarily fund capital expenditures with available cash and cash flows from operations.

Financing Activities

Net cash used in financing activities was $240.9 million and $242.2 million for the three month periods ended April 30, 2016 and May 2, 2015, respectively. For the three month periods ended April 30, 2016 and May 2, 2015, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We repurchased 3.1 million and 3.4 million shares of common stock for aggregate purchase prices of approximately $175.8 million and $175.8 million during the three month periods ended April 30, 2016, and May 2, 2015, respectively. We also acquired 0.6 million and 1.2 million shares of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $36.9 million and $62.0 million during the three month periods ended April 30, 2016 and May 2, 2015, respectively. In February 2015, our Board of Directors approved a two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.

For the three month periods ended April 30, 2016 and May 2, 2015, we paid cash dividends of $54.2 million and $48.7 million, respectively.

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

In April 2016, we entered into a new $600 million unsecured revolving credit facility. This credit facility, which replaced our previous $600 million unsecured revolving credit facility, expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our revolving credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for up to two additional one year periods, subject to customary conditions. As of April 30, 2016, we had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to certain financial covenants that include a leverage ratio. As of April 30, 2016, we were in compliance with these covenants.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of April 30, 2016:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$85,000	$—	$315,000	$400,000
Interest payment obligations	18,105	36,210	25,364	33,776	113,455
Operating leases (rent obligations)	461,341	899,918	595,794	502,595	2,459,648
New York buying office ground lease²	6,418	12,835	12,835	950,964	983,052
Purchase obligations	1,948,131	10,091	1,623	—	1,959,845
Total contractual obligations	$2,433,995	$1,044,054	$635,616	$1,802,335	$5,916,000

1We have a $100.1 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a total 99-year ground lease.

Senior notes. As of April 30, 2016, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of April 30, 2016 we also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of April 30, 2016, we were in compliance with these covenants.

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

Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2017 and 2018. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2019. The leases for the two Carlisle, Pennsylvania warehouses contain renewal provisions.

We currently lease approximately 68,000 square feet of office space for our Los Angeles buying office. The lease term for this facility expires in 2017 and contains renewal provisions.

Purchase obligations. As of April 30, 2016, we had purchase obligations of approximately $1,960 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of April 30, 2016, January 30, 2016, and May 2, 2015, we had $15.3 million, $15.3 million, and $19.5 million, respectively, in standby letters of credit outstanding and $56.5 million, $56.4 million and $56.3 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $27.9 million, $32.0 million, and $32.8 million in trade letters of credit outstanding at April 30, 2016, January 30, 2016, and May 2, 2015, respectively.

Dividends. In May 2016, our Board of Directors declared a cash dividend of $0.1350 per common share, payable on June 30, 2016.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2016, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2016.

Recently issued accounting standards. In March 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for our annual and interim reporting periods beginning in fiscal 2017. We are currently assessing the impact adoption of this standard will have on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for our annual and interim reporting periods beginning in fiscal 2019. We are currently evaluating the effect adoption of this new guidance will have on our consolidated financial statements.

Recently issued and adopted accounting standards. In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim reporting periods after December 15, 2016, with early adoption permitted. We early adopted ASU 2015-17 retrospectively, as of January 30, 2016. As a result, $12.6 million of our deferred tax assets previously presented in current assets have been reclassified to long-term deferred tax liabilities in the Condensed Consolidated Balance Sheet as of May 2, 2015. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous annual reporting periods. See Note F.

Forward-Looking Statements

This report may contain a number of forward-looking statements regarding planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then-current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

Future economic and industry trends that could potentially impact revenue, profitability, and growth are difficult to predict. As a result, our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations and projections. Such risks are not limited to but may include:

•	Competitive pressures in the apparel and home-related merchandise retailing industry, which are high.

•	Unexpected changes in the level of consumer spending on or preferences for apparel and home-related merchandise.

•	Unseasonable weather that may affect shopping patterns and consumer demand for seasonal apparel and other merchandise.

•	Impacts from the macro-economic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income.

•	In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage.

•
We depend on the market availability, quantity, and quality of attractive brand name merchandise at desirable discounts, and on the ability of our buyers to purchase merchandise to enable us to offer customers a wide assortment of merchandise at competitive prices.

•
Data security breaches, including cyber-attacks on our transaction processing and computer information systems, which could result in theft or unauthorized disclosure of customer, credit card, employee, or other private and valuable information that we handle in the ordinary course of our business.

•	Disruptions in our supply chain or in our information systems that could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.

•	To achieve growth, we need to expand in existing markets and enter new geographic markets.

•	We need to obtain acceptable new store sites with favorable consumer demographics to achieve our planned growth.

•	Consumer problems or legal issues involving the quality, safety, or authenticity of products we sell.

•	An adverse outcome in various legal, regulatory, or tax matters could increase our costs.

•	Damage to our corporate reputation or brands could adversely affect our sales and operating results.

•	Our inability to continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies.

•	Our inability to effectively advertise and market our business.

•	We are subject to risks associated with importing merchandise from other countries.

•	A natural or man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center could harm our business.

•	We may experience volatility in revenues and earnings.

•	To support our continuing operations, our new store and distribution center growth plans, and our stock repurchase program and quarterly dividends, we must maintain sufficient liquidity.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of April 30, 2016.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of April 30, 2016, we had no borrowings outstanding under our revolving credit facility.

We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrues interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of April 30, 2016 was $150 million. We also have outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended April 30, 2016. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2016 first fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for a description of the risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2016 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(1/31/2016 - 2/27/2016)	1,050,895	$54.84	1,049,815	$642,400
March
(2/28/2016 - 4/02/2016)	1,628,403	$57.98	993,102	$584,800
April
(4/03/2016 - 4/30/2016)	1,058,957	$57.26	1,058,341	$524,200
Total	3,738,255	$56.90	3,101,258	$524,200

1We acquired 636,997 shares of treasury stock during the quarter ended April 30, 2016. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2In February 2015 our Board of Directors approved a two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.

ITEM 6. EXHIBITS

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 8, 2016	By:	/s/Michael J. Hartshorn
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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013, incorporated by reference to Exhibit 3.3 to the Form 10-K filed by Ross Stores, Inc. for the year ended February 2, 2013.

10.1	Executive Employment Agreement effective December 7, 2015 between Brian Morrow and Ross Stores, Inc.

10.2	Revolving Credit Agreement dated April 1, 2016 among Ross Stores, Inc. and various lenders.

10.3	Form of Executive Employment Agreement between Ross Stores, Inc. and Executives.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 8, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase