Form 10-Q/A
period 2016-04-30
ROSS STORES INC
filed 2016-07-07
CIK 745732

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q is to correct the inadvertent omission of conformed electronic signatures for our Chief Executive Officer and Chief Financial Officer on the Sarbanes-Oxley Act Section 302(a) and Section 906 certifications attached as exhibits. Both officers had previously executed manual certifications on the original filing date of June 8, 2016. We have updated the attached certifications in Exhibits 31.1, 31.2, 32.1, and 32.2 and conformed their electronic signatures accordingly.

No changes have been made to the original Form 10-Q.  This Form 10-Q/A speaks as of the original filing date and time of the Form 10-Q, and does not update any disclosures made in the Form 10-Q.

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

ROSS STORES, INC.
(Registrant)

Date:	July 7, 2016	By:	/s/Michael J. Hartshorn
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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. as amended, January 23, 2013, incorporated by reference to Exhibit 3.3 to the Form 10-K filed by Ross Stores, Inc. for the year ended February 2, 2013.

10.1	Executive Employment Agreement effective December 7, 2015 between Brian Morrow and Ross Stores, Inc.

10.2	Revolving Credit Agreement dated April 1, 2016 among Ross Stores, Inc. and various lenders.

10.3	Form of Executive Employment Agreement between Ross Stores, Inc. and Executives.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated July 7, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase