Form 10-Q
period 2016-07-30
ROSS STORES INC
filed 2016-09-07
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 17, 2016 was 396,579,811.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
($000, except stores and per share data, unaudited)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Sales	$3,180,917	$2,968,270	$6,269,912	$5,906,418

Costs and Expenses
Cost of goods sold	2,251,845	2,119,480	4,428,050	4,186,935
Selling, general and administrative	469,511	435,226	906,435	844,524
Interest expense, net	4,213	1,652	8,577	3,655
Total costs and expenses	2,725,569	2,556,358	5,343,062	5,035,114

Earnings before taxes	455,348	411,912	926,850	871,304
Provision for taxes on earnings	173,442	153,273	354,310	330,460
Net earnings	$281,906	$258,639	$572,540	$540,844

Earnings per share
Basic	$0.72	$0.64	$1.45	$1.33
Diluted	$0.71	$0.63	$1.44	$1.32

Weighted average shares outstanding (000)
Basic	393,568	404,760	394,684	406,211
Diluted	395,930	407,693	397,381	409,562

Dividends
Cash dividends declared per share	$0.1350	$0.1175	$0.2700	$0.2350

Stores open at end of period	1,501	1,424	1,501	1,424
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
($000, unaudited)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net earnings	$281,906	$258,639	$572,540	$540,844

Other comprehensive (loss) income:
Change in unrealized loss on investments, net of tax	(11)	(25)	(23)	(107)
Comprehensive income	$281,895	$258,614	$572,517	$540,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	July 30, 2016	January 30, 2016	August 1, 2015
Assets
Current Assets
Cash and cash equivalents	$927,718	$761,602	$630,288
Short-term investments	1,213	1,737	999
Accounts receivable	97,139	73,627	88,443
Merchandise inventory	1,560,209	1,419,104	1,509,752
Prepaid expenses and other	127,401	116,125	129,819
Total current assets	2,713,680	2,372,195	2,359,301

Property and Equipment
Land and buildings	1,091,246	1,084,328	1,083,430
Fixtures and equipment	2,317,183	2,244,790	2,091,316
Leasehold improvements	953,700	920,392	889,893
Construction-in-progress	70,197	90,399	95,178
	4,432,326	4,339,909	4,159,817
Less accumulated depreciation and amortization	2,121,845	1,997,003	1,870,339
Property and equipment, net	2,310,481	2,342,906	2,289,478

Long-term investments	1,325	1,331	2,613
Other long-term assets	168,748	152,687	162,180
Total assets	$5,194,234	$4,869,119	$4,813,572

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,125,836	$945,559	$1,044,875
Accrued expenses and other	397,150	376,522	405,629
Accrued payroll and benefits	228,195	280,766	225,153
Total current liabilities	1,751,181	1,602,847	1,675,657

Long-term debt	396,259	396,025	395,793
Other long-term liabilities	296,867	268,168	287,406
Deferred income taxes	135,597	130,088	68,202

Commitments and contingencies

Stockholders’ Equity
Common stock	3,971	4,023	4,087
Additional paid-in capital	1,179,373	1,122,329	1,080,108
Treasury stock	(268,847)	(229,525)	(224,194)
Accumulated other comprehensive income	159	182	223
Retained earnings	1,699,674	1,574,982	1,526,290
Total stockholders’ equity	2,614,330	2,471,991	2,386,514
Total liabilities and stockholders’ equity	$5,194,234	$4,869,119	$4,813,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	July 30, 2016	August 1, 2015
Cash Flows From Operating Activities
Net earnings	$572,540	$540,844
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	148,630	128,729
Stock-based compensation	36,206	29,881
Deferred income taxes	5,509	(5,528)
Tax benefit from equity issuance	22,682	37,431
Excess tax benefit from stock-based compensation	(22,682)	(37,352)
Change in assets and liabilities:
Merchandise inventory	(141,105)	(137,077)
Other current assets	(34,773)	(38,097)
Accounts payable	192,610	64,802
Other current liabilities	(13,108)	111
Other long-term, net	13,045	6,627
Net cash provided by operating activities	779,554	590,371

Cash Flows From Investing Activities
Additions to property and equipment	(147,426)	(193,108)
Increase in restricted cash and investments	(143)	(73)
Purchases of investments	—	(718)
Proceeds from investments	514	602
Net cash used in investing activities	(147,055)	(193,297)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	22,682	37,352
Issuance of common stock related to stock plans	9,862	11,312
Treasury stock purchased	(39,328)	(63,601)
Repurchase of common stock	(351,515)	(351,515)
Dividends paid	(108,084)	(96,942)
Net cash used in financing activities	(466,383)	(463,394)

Net increase (decrease) in cash and cash equivalents	166,116	(66,320)

Cash and cash equivalents:
Beginning of period	761,602	696,608
End of period	$927,718	$630,288

Supplemental Cash Flow Disclosures
Interest paid	$9,053	$8,982
Income taxes paid	$313,142	$322,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended July 30, 2016 and August 1, 2015
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of July 30, 2016 and August 1, 2015, the results of operations and comprehensive income for the three and six month periods ended July 30, 2016 and August 1, 2015, and cash flows for the six month periods ended July 30, 2016 and August 1, 2015. The Condensed Consolidated Balance Sheet as of January 30, 2016, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and six month periods ended July 30, 2016 and August 1, 2015 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheets as of July 30, 2016, January 30, 2016, and August 1, 2015:

Restricted Assets ($000)	July 30, 2016	January 30, 2016	August 1, 2015
Prepaid expenses and other	$15,798	$15,770	$19,719
Other long-term assets	56,010	55,913	56,125
Total	$71,808	$71,683	$75,844

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of July 30, 2016 and August 1, 2015, the Company had $4.6 million and $10.0 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Cash Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company's Board of Directors declared a cash dividend of $0.1350 per common share in March and May 2016 and $0.1175 per common share in February, May, August, and November 2015, respectively.

In August 2016, the Company's Board of Directors declared a cash dividend of $0.1350 per common share, payable on September 30, 2016.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of July 30, 2016.

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

Recently issued accounting standards. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company's annual and interim reporting periods beginning in fiscal 2017. The Company is currently assessing the impact adoption of this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires balance sheet recognition for all leases with lease terms greater than one year, including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company's annual and interim reporting periods beginning in fiscal 2019. The Company is currently evaluating the effect adoption of this new guidance will have on its consolidated financial statements.

Recently issued and adopted accounting standards. In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The Company early adopted ASU 2015-17 retrospectively, as of January 30, 2016. As a result, $10.7 million of its deferred tax assets previously presented in current assets have been reclassified to long-term deferred tax liabilities in the Condensed Consolidated Balance Sheet as of August 1, 2015. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous annual reporting periods.

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

There were no transfers between Level 1 and Level 2 categories during the three and six month periods ended July 30, 2016. The fair value of the Company’s financial instruments are as follows:

($000)	July 30, 2016	January 30, 2016	August 1, 2015
Cash and cash equivalents (Level 1)	$927,718	$761,602	$630,288

Investments (Level 2)	$2,538	$3,068	$3,612

Restricted cash and cash equivalents (Level 1)	$68,101	$67,947	$72,076

Restricted investments (Level 1)	$3,707	$3,736	$3,768

The underlying assets in the Company’s non-qualified deferred compensation program as of July 30, 2016, January 30, 2016, and August 1, 2015 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	July 30, 2016	January 30, 2016	August 1, 2015
Level 1	$83,651	$73,633	$82,953
Level 2	16,317	12,440	12,842
Total	$99,968	$86,073	$95,795

Note C: Stock-Based Compensation

Stock-based compensation. For the three and six month periods ended July 30, 2016 and August 1, 2015, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Restricted stock	$9,484	$9,395	$18,549	$17,969
Performance awards	8,290	5,537	16,239	10,642
Employee stock purchase plan	716	662	1,418	1,270
Total	$18,490	$15,594	$36,206	$29,881

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three and six month periods ended July 30, 2016 and August 1, 2015 is as follows:

	Three Months Ended		Six Months Ended
Statements of Earnings Classification ($000)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Cost of goods sold	$8,278	$7,420	$16,108	$14,483
Selling, general and administrative	10,212	8,174	20,098	15,398
Total	$18,490	$15,594	$36,206	$29,881

Restricted stock. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and six month periods ended July 30, 2016 and August 1, 2015, shares purchased by the Company for tax withholding totaled 45,063 and 682,060 and 33,705 and 1,206,903 respectively, and are considered treasury shares which are available for reissuance.

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

As of July 30, 2016, shares related to unvested restricted stock and performance share awards totaled 5.4 million shares. A summary of restricted stock and performance share award activity for the six month period ended July 30, 2016 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 30, 2016	6,104	$34.87
Awarded	1,204	56.34
Released	(1,770)	27.57
Forfeited	(130)	35.89
Unvested at July 30, 2016	5,408	$42.31

The unamortized compensation expense at July 30, 2016 was $118.9 million which is expected to be recognized over a weighted-average remaining period of 2.2 years. The unamortized compensation expense at August 1, 2015 was $110.7 million, which was expected to be recognized over a weighted-average remaining period of 2.1 years.

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

Stock option activity. A summary of the stock option activity for the six month period ended July 30, 2016 is presented below:

($000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 30, 2016	310,066	$7.34
Granted	—	—
Exercised	(254,674)	7.17
Forfeited	—	—
Outstanding at July 30, 2016, all vested	55,392	$8.12	0.74	$2,975

No stock options were granted during the six month periods ended July 30, 2016 and August 1, 2015.

As of July 30, 2016, the 55,392 options outstanding and exercisable had a weighted average exercise price of $8.12 and a weighted average remaining contractual life of 0.74 years. These options have an exercise price range of $6.35 to $8.19.

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

For the three and six month periods ended July 30, 2016, approximately 200 and 100 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented.
For the three and six month periods ended August 1, 2015, approximately 2,100 and 2,900 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
July 30, 2016
Shares	393,568	2,362	395,930	394,684	2,697	397,381
Amount	$0.72	$(0.01)	$0.71	$1.45	$(0.01)	$1.44

August 1, 2015
Shares	404,760	2,933	407,693	406,211	3,351	409,562
Amount	$0.64	$(0.01)	$0.63	$1.33	$(0.01)	$1.32

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	July 30, 2016	January 30, 2016	August 1, 2015
6.38% Series A Senior Notes due 2018	$84,923	$84,906	$84,889
6.53% Series B Senior Notes due 2021	64,892	64,882	64,872
3.375% Senior Notes due 2024	246,444	246,237	246,032
Total	$396,259	$396,025	$395,793

As of July 30, 2016, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of July 30, 2016, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of July 30, 2016, the Company was in compliance with these covenants.

As of July 30, 2016, January 30, 2016, and August 1, 2015, total unamortized discount and debt issuance costs were $3.7 million, $4.0 million, and $4.2 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $442 million, $423 million, and $425 million as of July 30, 2016, January 30, 2016, and August 1, 2015, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Interest expense for the three and six month periods ended July 30, 2016 and August 1, 2015 consisted of the following:

	Three Months Ended		Six Months Ended
($000)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Interest expense on long-term debt	$4,643	$4,642	$9,286	$9,284
Other interest expense	230	303	553	644
Capitalized interest	(5)	(3,193)	(9)	(6,002)
Interest income	(655)	(100)	(1,253)	(271)
Interest expense, net	$4,213	$1,652	$8,577	$3,655

Revolving credit facility. In April 2016, the Company entered into a new $600 million unsecured revolving credit facility. This credit facility, which replaced the Company's previous $600 million unsecured revolving credit facility, expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company’s option, for up to two additional one year periods, subject to customary conditions. As of July 30, 2016, the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of July 30, 2016, the Company was in compliance with this covenant.

Note F: Taxes on Earnings

As of July 30, 2016, January 30, 2016, and August 1, 2015, the reserves for unrecognized tax benefits were $105.4 million, $94.2 million, and $105.2 million inclusive of $21.7 million, $18.8 million, and $20.8 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $52.3 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $5.0 million.

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

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of July 30, 2016 and August 1, 2015, and the related condensed consolidated statements of earnings and comprehensive income for the three month and six month periods ended July 30, 2016 and August 1, 2015 and of cash flows for the six month periods ended July 30, 2016 and August 1, 2015. These interim financial statements are the responsibility of the Company's management.

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
September 7, 2016

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,317 locations in 34 states, the District of Columbia and Guam as of July 30, 2016. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 184 dd’s DISCOUNTS stores in 14 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three and six month periods ended July 30, 2016 and August 1, 2015:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Sales
Sales (millions)	$3,181	$2,968	$6,270	$5,906
Sales growth	7.2%	8.7%	6.2%	9.2%
Comparable store sales growth	4%	4%	3%	5%

Costs and expenses (as a percent of sales)
Cost of goods sold	70.8%	71.4%	70.6%	70.9%
Selling, general and administrative	14.8%	14.7%	14.5%	14.3%
Interest expense, net	0.1%	0.0%	0.1%	0.1%

Earnings before taxes (as a percent of sales)	14.3%	13.9%	14.8%	14.7%

Net earnings (as a percent of sales)	8.9%	8.7%	9.1%	9.2%

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

	Three Months Ended		Six Months Ended
Store Count	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Beginning of the period	1,473	1,399	1,446	1,362
Opened in the period	31	27	59	64
Closed in the period	(3)	(2)	(4)	(2)
End of the period	1,501	1,424	1,501	1,424

Sales. Sales for the three month period ended July 30, 2016 increased $213 million, or 7.2%, compared to the three month period ended August 1, 2015, due to the opening of 77 net new stores between August 1, 2015 and July 30, 2016 and a 4% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the six month period ended July 30, 2016 increased $364 million, or 6.2%, compared to the six month period ended August 1, 2015, due to the opening of 77 net new stores between August 1, 2015 and July 30, 2016 and a 3% increase in comparable store sales.

Our sales mix for the three and six month periods ended July 30, 2016 and August 1, 2015 is shown below:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Ladies	29%	30%	29%	30%
Home Accents and Bed and Bath	24%	23%	24%	23%
Shoes	13%	13%	14%	13%
Men's	14%	14%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	12%	13%	12%	13%
Children's	8%	7%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and six month periods ended July 30, 2016, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and six month periods ended July 30, 2016 increased $132 million and$241 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 77 net new stores and a 4% and 3% increase in comparable store sales, respectively.

Cost of goods sold as a percentage of sales for the three month period ended July 30, 2016 decreased approximately 60 basis points from the same period in the prior year, primarily due to a 45 basis point increase in merchandise margin and lower distribution and buying costs of 10 and five basis points, respectively.

Cost of goods sold as a percentage of sales for the six month period ended July 30, 2016 decreased approximately 25 basis points from the same period in the prior year, mainly due to merchandise margins that increased 35 basis points and 10 basis points in lower buying costs. These improvements were partially offset by a 20 basis point increase in distribution expenses from the impact of opening a new distribution center in the second quarter of the prior year and the timing of packaway-related costs.

We cannot be sure that the gross profit margins realized for the three and six month periods ended July 30, 2016 will continue in the future.

Selling, general and administrative expenses. For the three and six month periods ended July 30, 2016, selling, general and administrative expenses ("SG&A") increased $34 million and $62 million compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 77 net new stores between August 1, 2015 and July 30, 2016.

Selling, general and administrative expenses as a percentage of sales for the three and six month periods ended July 30, 2016 increased 10 and 15 basis points, respectively, compared to the same periods in the prior year primarily due to increases in hourly wages.

Interest expense, net. Net interest expense as a percentage of sales for the three and six month periods ended July 30, 2016 increased compared to the same periods in the prior year primarily due to a reduction of capitalized interest.

Interest expense for the three and six month periods ended July 30, 2016 and August 1, 2015 consists of the following:

	Three Months Ended		Six Months Ended
($000)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Interest expense on long-term debt	$4,643	$4,642	$9,286	$9,284
Other interest expense	230	303	553	644
Capitalized interest	(5)	(3,193)	(9)	(6,002)
Interest income	(655)	(100)	(1,253)	(271)
Interest expense, net	$4,213	$1,652	$8,577	$3,655

Taxes on earnings. Our effective tax rate for the three month periods ended July 30, 2016 and August 1, 2015 was approximately 38% and 37%, respectively, and our effective tax rate for both the six month periods ended July 30, 2016 and August 1, 2015 was approximately 38%. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2016 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for the three month period ended July 30, 2016 was higher compared to the same period in the prior year primarily due to lower cost of goods sold as a percentage of sales. Net earnings as a percentage of sales for the six month period ended July 30, 2016 was lower compared to the same period in the prior year due to higher taxes.

Earnings per share. Diluted earnings per share for the three and six month periods ended July 30, 2016 was $0.71 and $1.44, respectively, compared to $0.63 and $1.32, respectively, for the three and six month periods ended August 1, 2015. The increase in diluted earnings per share for both the three and six month periods ended July 30, 2016 is attributable to an increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to the stock repurchase program.

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

	Six Months Ended
($000)	July 30, 2016	August 1, 2015
Cash provided by operating activities	$779,554	$590,371
Cash used in investing activities	(147,055)	(193,297)
Cash used in financing activities	(466,383)	(463,394)
Net increase (decrease) in cash and cash equivalents	$166,116	$(66,320)

Operating Activities

Net cash provided by operating activities was $779.6 million and $590.4 million for the six month periods ended July 30, 2016 and August 1, 2015, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the six month period ended July 30, 2016, compared to the same period in the prior year was primarily driven by the changes in packaway inventory levels and the timing of packaway receipts versus last year and higher earnings. Changes in packaway inventory levels and the timing of packaway receipts and related payments versus last year resulted in higher accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 72%, 67%, and 69% as of July 30, 2016, January 30, 2016, and August 1, 2015, respectively.

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

Changes in packaway inventory levels impact our operating cash flow. As of July 30, 2016, packaway inventory was 47% of total inventory compared to 47% at the end of fiscal 2015. As of August 1, 2015, packaway inventory was 46% of total inventory compared to 45% at the end of fiscal 2014.

Investing Activities

Net cash used in investing activities was $147.1 million and $193.3 million for the six month periods ended July 30, 2016 and August 1, 2015, respectively. The decrease in cash used for investing activities for the six month period ended July 30, 2016, compared to the six month period ended August 1, 2015 was primarily due to a reduction in our capital expenditures. The six month period ended August 1, 2015, included capital expenditures related to construction of a distribution center.

Our capital expenditures were $147.4 million and $193.1 million for the six month periods ended July 30, 2016 and August 1, 2015, respectively. Our capital expenditures include costs to build or expand distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices.

We are currently forecasting approximately $325 million in capital expenditures for fiscal year 2016 to fund costs for fixtures and leasehold improvements to open new Ross and dd's DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. Our planned capital expenditures of $325 million for fiscal year 2016 decreased from the amount of our most recent forecast of $425 million primarily due to the deferral of various distribution center projects. We expect to primarily fund capital expenditures with available cash and cash flows from operations.

Financing Activities

Net cash used in financing activities was $466.4 million and $463.4 million for the six month periods ended July 30, 2016 and August 1, 2015, respectively. For the six month periods ended July 30, 2016 and August 1, 2015, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We repurchased 6.2 million and 6.9 million shares of common stock for aggregate purchase prices of approximately $351.5 million and $351.5 million during the six month periods ended July 30, 2016, and August 1, 2015, respectively. We also acquired 0.7 million and 1.2 million shares of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $39.3 million and $63.6 million during the six month periods ended July 30, 2016 and August 1, 2015, respectively. In February 2015, our Board of Directors approved a two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.

For the six month periods ended July 30, 2016 and August 1, 2015, we paid cash dividends of $108.1 million and $96.9 million, respectively.

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

In April 2016, we entered into a new $600 million unsecured revolving credit facility. This credit facility, which replaced our previous $600 million unsecured revolving credit facility, expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our revolving credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for up to two additional one year periods, subject to customary conditions. As of July 30, 2016, we had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of July 30, 2016, we were in compliance with this covenant.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of July 30, 2016:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$85,000	$—	$315,000	$400,000
Interest payment obligations	18,105	33,499	25,364	31,653	108,621
Operating leases (rent obligations)	469,925	891,241	582,769	499,785	2,443,720
New York buying office ground lease²	6,418	12,835	12,835	949,360	981,448
Purchase obligations	2,134,726	7,782	1,392	—	2,143,900
Total contractual obligations	$2,629,174	$1,030,357	$622,360	$1,795,798	$6,077,689

1We have a $105.4 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a total 99-year ground lease.

Senior notes. As of July 30, 2016, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of July 30, 2016 we also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of July 30, 2016, we were in compliance with these covenants.

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

Purchase obligations. As of July 30, 2016, we had purchase obligations of approximately $2,144 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of July 30, 2016, January 30, 2016, and August 1, 2015, we had $15.3 million, $15.3 million, and $19.5 million, respectively, in standby letters of credit outstanding and $56.6 million, $56.4 million and $56.3 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $45.9 million, $32.0 million, and $51.4 million in trade letters of credit outstanding at July 30, 2016, January 30, 2016, and August 1, 2015, respectively.

Dividends. In August 2016, our Board of Directors declared a cash dividend of $0.1350 per common share, payable on September 30, 2016.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2016, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2016.

Recently issued accounting standards. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for our annual and interim reporting periods beginning in fiscal 2017. We are currently assessing the impact adoption of this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for our annual and interim reporting periods beginning in fiscal 2019. We are currently evaluating the effect adoption of this new guidance will have on our consolidated financial statements.

Recently issued and adopted accounting standards. In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. We early adopted ASU 2015-17 retrospectively, as of January 30, 2016. As a result, $10.7 million of our deferred tax assets previously presented in current assets have been reclassified to long-term deferred tax liabilities in the Condensed Consolidated Balance Sheet as of August 1, 2015. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous annual reporting periods.

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

•	Disruptions in our supply chain or in our information systems that could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.

•	To achieve growth, we need to expand in existing markets and enter new geographic markets.

•	We need to obtain acceptable new store sites with favorable consumer demographics to achieve our planned growth.

•	Consumer problems or legal issues involving the quality, safety, or authenticity of products we sell.

•	An adverse outcome in various legal, regulatory, or tax matters could increase our costs.

•	Damage to our corporate reputation or brands could adversely affect our sales and operating results.

•	Our inability to continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies.

•	Our inability to effectively advertise and market our business.

•	Risks associated with importing merchandise from other countries.

•	A natural or man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center could harm our business.

•	We may experience volatility in revenues and earnings.

•	To support our continuing operations, our new store and distribution center growth plans, and our stock repurchase program and quarterly dividends, we must maintain sufficient liquidity.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of July 30, 2016.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of July 30, 2016, we had no borrowings outstanding under our revolving credit facility.

We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrues interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of July 30, 2016 was $150 million. We also have outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended July 30, 2016. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2016 second fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2016 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
May
(5/01/2016 - 5/28/2016)	844,039	$55.40	819,167	$478,800
June
(5/29/2016 - 7/02/2016)	1,362,447	$54.17	1,342,471	$406,100
July
(7/03/2016 - 7/30/2016)	977,216	$58.93	977,001	$348,500
Total	3,183,702	$55.96	3,138,639	$348,500

1We acquired 45,063 shares of treasury stock during the quarter ended July 30, 2016. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date:	September 7, 2016	By:	/s/Michael J. Hartshorn
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

3.2	Ross Stores, Inc. Bylaws (as amended January 23, 2013; as corrected August 11, 2016).

10.1	Second Amended and Restated Ross Stores, Inc. Incentive Compensation Plan.

10.2	Third Amendment to the Employment Agreement effective May 18, 2016 between Michael Balmuth and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 7, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase