Form 10-Q
period 2016-10-29
ROSS STORES INC
filed 2016-12-07
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 15, 2016 was 394,120,444.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Sales	$3,086,687	$2,782,855	$9,356,599	$8,689,273

Costs and Expenses
Cost of goods sold	2,206,092	2,003,347	6,634,142	6,190,282
Selling, general and administrative	490,171	443,354	1,396,606	1,287,878
Interest expense, net	4,156	4,427	12,733	8,082
Total costs and expenses	2,700,419	2,451,128	8,043,481	7,486,242

Earnings before taxes	386,268	331,727	1,313,118	1,203,031
Provision for taxes on earnings	141,722	116,071	496,032	446,531
Net earnings	$244,546	$215,656	$817,086	$756,500

Earnings per share
Basic	$0.63	$0.54	$2.08	$1.87
Diluted	$0.62	$0.53	$2.06	$1.85

Weighted average shares outstanding (000)
Basic	390,870	401,494	393,412	404,636
Diluted	393,372	404,504	396,056	407,888

Dividends
Cash dividends declared per share	$0.1350	$0.1175	$0.4050	$0.3525

Stores open at end of period	1,535	1,448	1,535	1,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net earnings	$244,546	$215,656	$817,086	$756,500

Other comprehensive (loss) income:
Change in unrealized loss on investments, net of tax	(35)	(10)	(58)	(117)
Comprehensive income	$244,511	$215,646	$817,028	$756,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	October 29, 2016	January 30, 2016	October 31, 2015
Assets
Current Assets
Cash and cash equivalents	$878,811	$761,602	$485,703
Short-term investments	803	1,737	1,413
Accounts receivable	91,355	73,627	81,324
Merchandise inventory	1,763,745	1,419,104	1,700,834
Prepaid expenses and other	140,662	116,125	156,130
Total current assets	2,875,376	2,372,195	2,425,404

Property and Equipment
Land and buildings	1,094,932	1,084,328	1,085,367
Fixtures and equipment	2,358,189	2,244,790	2,179,860
Leasehold improvements	979,907	920,392	908,749
Construction-in-progress	69,808	90,399	66,137
	4,502,836	4,339,909	4,240,113
Less accumulated depreciation and amortization	2,192,166	1,997,003	1,932,448
Property and equipment, net	2,310,670	2,342,906	2,307,665

Long-term investments	1,316	1,331	2,190
Other long-term assets	162,525	152,687	159,326
Total assets	$5,349,887	$4,869,119	$4,894,585

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,149,136	$945,559	$1,053,013
Accrued expenses and other	439,570	376,522	417,156
Accrued payroll and benefits	299,238	280,766	279,310
Total current liabilities	1,887,944	1,602,847	1,749,479

Long-term debt	396,376	396,025	395,909
Other long-term liabilities	293,997	268,168	284,799
Deferred income taxes	122,048	130,088	70,316

Commitments and contingencies

Stockholders’ Equity
Common stock	3,944	4,023	4,053
Additional paid-in capital	1,199,922	1,122,329	1,095,568
Treasury stock	(272,388)	(229,525)	(227,676)
Accumulated other comprehensive income	124	182	213
Retained earnings	1,717,920	1,574,982	1,521,924
Total stockholders’ equity	2,649,522	2,471,991	2,394,082
Total liabilities and stockholders’ equity	$5,349,887	$4,869,119	$4,894,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	October 29, 2016	October 31, 2015
Cash Flows From Operating Activities
Net earnings	$817,086	$756,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	224,136	202,174
Stock-based compensation	56,489	45,573
Deferred income taxes	(8,040)	(3,414)
Tax benefit from equity issuance	24,558	39,486
Excess tax benefit from stock-based compensation	(24,558)	(39,406)
Change in assets and liabilities:
Merchandise inventory	(344,641)	(328,159)
Other current assets	(43,045)	(57,271)
Accounts payable	213,168	73,715
Other current liabilities	100,385	65,802
Other long-term, net	13,690	7,027
Net cash provided by operating activities	1,029,228	762,027

Cash Flows From Investing Activities
Additions to property and equipment	(220,442)	(285,560)
Decrease (increase) in restricted cash and investments	3,496	(91)
Purchases of investments	—	(718)
Proceeds from investments	914	603
Net cash used in investing activities	(216,032)	(285,766)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	24,558	39,406
Issuance of common stock related to stock plans	14,182	15,647
Treasury stock purchased	(42,870)	(67,083)
Repurchase of common stock	(530,303)	(530,303)
Dividends paid	(161,554)	(144,833)
Net cash used in financing activities	(695,987)	(687,166)

Net increase (decrease) in cash and cash equivalents	117,209	(210,905)

Cash and cash equivalents:
Beginning of period	761,602	696,608
End of period	$878,811	$485,703

Supplemental Cash Flow Disclosures
Interest paid	$13,271	$13,201
Income taxes paid	$482,801	$465,548
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended October 29, 2016 and October 31, 2015
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 29, 2016 and October 31, 2015, the results of operations and comprehensive income for the three and nine month periods ended October 29, 2016 and October 31, 2015, and cash flows for the nine month periods ended October 29, 2016 and October 31, 2015. The Condensed Consolidated Balance Sheet as of January 30, 2016, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and nine month periods ended October 29, 2016 and October 31, 2015 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheets as of October 29, 2016, January 30, 2016, and October 31, 2015:

Restricted Assets ($000)	October 29, 2016	January 30, 2016	October 31, 2015
Prepaid expenses and other	$14,990	$15,770	$19,721
Other long-term assets	53,145	55,913	56,130
Total	$68,135	$71,683	$75,851

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of October 29, 2016 and October 31, 2015, the Company had $7.4 million and $9.2 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Cash Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company's Board of Directors declared a cash dividend of $0.1350 per common share in March, May, and August 2016, respectively, and $0.1175 per common share in February, May, August, and November 2015, respectively.

In November 2016, the Company's Board of Directors declared a cash dividend of $0.1350 per common share, payable on December 30, 2016.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of October 29, 2016.

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

Recently adopted accounting standards. In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The Company early adopted ASU 2015-17 retrospectively, as of January 30, 2016. As a result, $9.2 million of its deferred tax assets previously presented in current assets have been reclassified to long-term deferred tax liabilities in the Condensed Consolidated Balance Sheet as of October 31, 2015. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous annual reporting periods.

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

There were no transfers between Level 1 and Level 2 categories during the three and nine month periods ended October 29, 2016. The fair value of the Company’s financial instruments are as follows:

($000)	October 29, 2016	January 30, 2016	October 31, 2015
Cash and cash equivalents (Level 1)	$878,811	$761,602	$485,703

Investments (Level 2)	$2,119	$3,068	$3,603

Restricted cash and cash equivalents (Level 1)	$64,468	$67,947	$72,101

Restricted investments (Level 1)	$3,667	$3,736	$3,750

The underlying assets in the Company’s non-qualified deferred compensation program as of October 29, 2016, January 30, 2016, and October 31, 2015 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	October 29, 2016	January 30, 2016	October 31, 2015
Level 1	$81,001	$73,633	$80,116
Level 2	15,841	12,440	12,996
Total	$96,842	$86,073	$93,112

Note C: Stock-Based Compensation

Stock-based compensation. For the three and nine month periods ended October 29, 2016 and October 31, 2015, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Restricted stock	$10,108	$9,449	$28,657	$27,417
Performance awards	9,423	5,553	25,661	16,195
Employee stock purchase plan	753	690	2,171	1,961
Total	$20,284	$15,692	$56,489	$45,573

Total stock-based compensation recognized in the Company's Condensed Consolidated Statements of Earnings for the three and nine month periods ended October 29, 2016 and October 31, 2015 is as follows:

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification ($000)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Cost of goods sold	$9,569	$7,342	$25,677	$21,824
Selling, general and administrative	10,715	8,350	30,812	23,749
Total	$20,284	$15,692	$56,489	$45,573

Restricted stock. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and nine month periods ended October 29, 2016 and October 31, 2015, shares purchased by the Company for tax withholding totaled 55,831 and 737,891 and 71,893 and 1,278,796 respectively, and are considered treasury shares which are available for reissuance.

Performance shares. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock then vests over a service period, generally two to three years from the date the performance award was granted.

As of October 29, 2016, shares related to unvested restricted stock and performance share awards totaled 5.4 million shares. A summary of restricted stock and performance share award activity for the nine month period ended October 29, 2016 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 30, 2016	6,104	$34.87
Awarded	1,325	56.92
Released	(1,897)	27.80
Forfeited	(148)	37.34
Unvested at October 29, 2016	5,384	$43.04

The unamortized compensation expense at October 29, 2016 was $112.8 million which is expected to be recognized over a weighted-average remaining period of 2.1 years. The unamortized compensation expense at October 31, 2015 was $105.1 million, which was expected to be recognized over a weighted-average remaining period of 2.0 years.

Employee stock purchase plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible employees participating in the quarterly offering period can choose to spend up to the lesser of 10% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase the Company’s common stock each year. The purchase price of the stock is 85% of the closing market price on the date of purchase. Purchases occur on the last trading day of each calendar quarter. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Stock option activity. A summary of the stock option activity for the nine month period ended October 29, 2016 is presented below:

($000, except per share data)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 30, 2016	310,066	$7.34
Granted	—	—
Exercised	(261,502)	7.18
Forfeited	—	—
Outstanding at October 29, 2016, all vested	48,564	$8.19	0.57	$2,627

No stock options were granted during the nine month periods ended October 29, 2016 and October 31, 2015.

As of October 29, 2016, the outstanding and exercisable options to purchase 48,564 shares of common stock had a weighted average exercise price of $8.19 and a weighted average remaining contractual life of 0.57 years.

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

For the three and nine month periods ended October 29, 2016, approximately 7,500 and 20,100 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented. For the three and nine month periods ended October 31, 2015, approximately 28,400 and 8,600 weighted average shares, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
October 29, 2016
Shares	390,870	2,502	393,372	393,412	2,644	396,056
Amount	$0.63	$(0.01)	$0.62	$2.08	$(0.02)	$2.06

October 31, 2015
Shares	401,494	3,010	404,504	404,636	3,252	407,888
Amount	$0.54	$(0.01)	$0.53	$1.87	$(0.02)	$1.85

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	October 29, 2016	January 30, 2016	October 31, 2015
6.38% Series A Senior Notes due 2018	$84,931	$84,906	$84,898
6.53% Series B Senior Notes due 2021	64,897	64,882	64,877
3.375% Senior Notes due 2024	246,548	246,237	246,134
Total	$396,376	$396,025	$395,909

As of October 29, 2016, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of October 29, 2016, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of October 29, 2016, the Company was in compliance with these covenants.

As of October 29, 2016, January 30, 2016, and October 31, 2015, total unamortized discount and debt issuance costs were $3.6 million, $4.0 million, and $4.1 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $433 million, $423 million, and $423 million as of October 29, 2016, January 30, 2016, and October 31, 2015, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Interest expense for the three and nine month periods ended October 29, 2016 and October 31, 2015 consisted of the following:

	Three Months Ended		Nine Months Ended
($000)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Interest expense on long-term debt	$4,643	$4,642	$13,929	$13,926
Other interest expense	235	303	788	947
Capitalized interest	(7)	(406)	(16)	(6,408)
Interest income	(715)	(112)	(1,968)	(383)
Interest expense, net	$4,156	$4,427	$12,733	$8,082

Revolving credit facility. In April 2016, the Company entered into a new $600 million unsecured revolving credit facility. This credit facility, which replaced the Company's previous $600 million unsecured revolving credit facility, expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company’s option, for up to two additional one year periods, subject to customary conditions. As of October 29, 2016, the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of October 29, 2016, the Company was in compliance with this covenant.

Note F: Taxes on Earnings

As of October 29, 2016, January 30, 2016, and October 31, 2015, the reserves for unrecognized tax benefits were $105.5 million, $94.2 million, and $103.4 million inclusive of $21.5 million, $18.8 million, and $20.3 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $52.0 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $8.2 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2013 through 2015. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2011 through 2015. Certain federal and state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ross Stores, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 29, 2016 and October 31, 2015, and the related condensed consolidated statements of earnings and comprehensive income for the three month and nine month periods ended October 29, 2016 and October 31, 2015 and of cash flows for the nine month periods ended October 29, 2016 and October 31, 2015. These interim financial statements are the responsibility of the Company's management.

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
December 7, 2016

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,342 locations in 36 states, the District of Columbia and Guam as of October 29, 2016. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 193 dd’s DISCOUNTS stores in 15 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended October 29, 2016 and October 31, 2015:

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Sales
Sales (millions)	$3,087	$2,783	$9,357	$8,689
Sales growth	10.9%	7.1%	7.7%	8.5%
Comparable store sales growth	7%	3%	4%	4%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.5%	72.0%	70.9%	71.2%
Selling, general and administrative	15.9%	15.9%	14.9%	14.8%
Interest expense, net	0.1%	0.2%	0.2%	0.1%

Earnings before taxes (as a percent of sales)	12.5%	11.9%	14.0%	13.9%

Net earnings (as a percent of sales)	7.9%	7.7%	8.7%	8.7%

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

	Three Months Ended		Nine Months Ended
Store Count	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Beginning of the period	1,501	1,424	1,446	1,362
Opened in the period	34	26	93	90
Closed in the period	—	(2)	(4)	(4)
End of the period	1,535	1,448	1,535	1,448

Sales. Sales for the three month period ended October 29, 2016 increased $304 million, or 10.9%, compared to the three month period ended October 31, 2015, due to the opening of 87 net new stores between October 31, 2015 and October 29, 2016 and a 7% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the nine month period ended October 29, 2016 increased $667 million, or 7.7%, compared to the nine month period ended October 31, 2015, due to the opening of 87 net new stores between October 31, 2015 and October 29, 2016 and a 4% increase in comparable store sales.

Our sales mix for the three and nine month periods ended October 29, 2016 and October 31, 2015 is shown below:

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Ladies	28%	29%	29%	30%
Home Accents and Bed and Bath	24%	24%	24%	23%
Shoes	14%	13%	14%	13%
Men's	13%	13%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	12%	13%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended October 29, 2016, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and nine month periods ended October 29, 2016 increased $203 million and $444 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 87 net new stores and a 7% and 4% increase in comparable store sales, respectively.

Cost of goods sold as a percentage of sales for the three month period ended October 29, 2016 decreased approximately 50 basis points from the same period in the prior year. This was driven by a 50 basis point increase in merchandise margin and a 20 basis point decline in occupancy costs, partially offset by a 20 basis point increase in buying expenses.

Cost of goods sold as a percentage of sales for the nine month period ended October 29, 2016 decreased approximately 35 basis points from the same period in the prior year, mainly due to a 40 basis point increase in merchandise margin and a 10 basis point decrease in occupancy costs. This was partially offset by a 15 basis point increase in distribution expenses.

We cannot be sure that the gross profit margins realized for the three and nine month periods ended October 29, 2016 will continue in the future.

Selling, general and administrative expenses. For the three and nine month periods ended October 29, 2016, selling, general and administrative expenses ("SG&A") increased $47 million and $109 million compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 87 net new stores between October 31, 2015 and October 29, 2016.

Selling, general and administrative expenses as a percentage of sales for the three month period ended October 29, 2016 improved by 5 basis points compared to the same period in the prior year as leverage on the 7% increase in comparable store sales was partially offset by higher wages and certain other nonrecurring costs. Selling, general and administrative expenses as a percentage of sales for the nine month period ended October 29, 2016 increased approximately 10 basis points from the same period in the prior year mainly due to higher wages.

Interest expense, net. Net interest expense as a percentage of sales for the three month period ended October 29, 2016 decreased compared to the same period in the prior year primarily due to an increase in interest income partially offset by a reduction of capitalized interest. Net interest expense as a percentage of sales for the nine month period ended October 29, 2016 increased compared to the same period in the prior year primarily due to a reduction of capitalized interest partially offset by an increase in interest income.

Interest expense for the three and nine month periods ended October 29, 2016 and October 31, 2015 consists of the following:

	Three Months Ended		Nine Months Ended
($000)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Interest expense on long-term debt	$4,643	$4,642	$13,929	$13,926
Other interest expense	235	303	788	947
Capitalized interest	(7)	(406)	(16)	(6,408)
Interest income	(715)	(112)	(1,968)	(383)
Interest expense, net	$4,156	$4,427	$12,733	$8,082

Taxes on earnings. Our effective tax rate for the three month periods ended October 29, 2016 and October 31, 2015 was approximately 37% and 35%, respectively, and for the nine month periods ended October 29, 2016 and October 31, 2015 was approximately 38% and 37% respectively. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in law, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2016 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for the three month period ended October 29, 2016 was higher compared to the same period in the prior year primarily due to both lower cost of goods sold and SG&A as a percentage of sales. Net earnings as a percentage of sales for the nine month period ended October 29, 2016 was higher compared to the same period in the prior year due to lower cost of goods sold as a percentage of sales.

Earnings per share. Diluted earnings per share for the three and nine month periods ended October 29, 2016 was $0.62 and $2.06, respectively, compared to $0.53 and $1.85, respectively, for the three and nine month periods ended October 31, 2015. The increase in diluted earnings per share for both the three and nine month periods ended October 29, 2016 is attributable to an increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to the stock repurchase program.

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

	Nine Months Ended
($000)	October 29, 2016	October 31, 2015
Cash provided by operating activities	$1,029,228	$762,027
Cash used in investing activities	(216,032)	(285,766)
Cash used in financing activities	(695,987)	(687,166)
Net increase (decrease) in cash and cash equivalents	$117,209	$(210,905)

Operating Activities

Net cash provided by operating activities was $1,029.2 million and $762.0 million for the nine month periods ended October 29, 2016 and October 31, 2015, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the nine month period ended October 29, 2016, compared to the same period in the prior year was primarily driven by the timing of receipts and related payments versus last year and higher earnings. The timing of receipts and related payments versus last year resulted in higher accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 65%, 67%, and 62% as of October 29, 2016, January 30, 2016, and October 31, 2015, respectively.

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

Changes in packaway inventory levels impact our operating cash flow. As of October 29, 2016, packaway inventory was 45% of total inventory compared to 47% at the end of fiscal 2015. As of October 31, 2015, packaway inventory was 48% of total inventory compared to 45% at the end of fiscal 2014.

Investing Activities

Net cash used in investing activities was $216.0 million and $285.8 million for the nine month periods ended October 29, 2016 and October 31, 2015, respectively. The decrease in cash used for investing activities for the nine month period ended October 29, 2016, compared to the nine month period ended October 31, 2015 was primarily due to a reduction in our capital expenditures. The nine month period ended October 31, 2015, included capital expenditures related to construction of a new distribution center.

Our capital expenditures were $220.4 million and $285.6 million for the nine month periods ended October 29, 2016 and October 31, 2015, respectively. Our capital expenditures include costs to build or improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices.

We are currently forecasting approximately $315 million in capital expenditures for fiscal year 2016 to fund costs for fixtures and leasehold improvements to open new Ross and dd's DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. Our planned capital expenditures of $315 million for fiscal year 2016 decreased from the amount of our most recent forecast of $325 million primarily due to the deferral of various distribution center and buying offices projects. We expect to primarily fund capital expenditures with available cash and cash flows from operations.

Financing Activities

Net cash used in financing activities was $696.0 million and $687.2 million for the nine month periods ended October 29, 2016 and October 31, 2015, respectively. For the nine month periods ended October 29, 2016 and October 31, 2015, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We repurchased 9.1 million and 10.4 million shares of common stock for aggregate purchase prices of approximately $530.3 million each for both nine month periods ended October 29, 2016, and October 31, 2015. We also acquired 0.7 million and 1.3 million shares of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $42.9 million and $67.1 million during the nine month periods ended October 29, 2016 and October 31, 2015, respectively. In February 2015, our Board of Directors approved a two-year $1.4 billion stock repurchase program for fiscal 2015 and 2016.

For the nine month periods ended October 29, 2016 and October 31, 2015, we paid cash dividends of $161.6 million and $144.8 million, respectively.

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

In April 2016, we entered into a new $600 million unsecured revolving credit facility. This credit facility, which replaced our previous $600 million unsecured revolving credit facility, expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our revolving credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for up to two additional one year periods, subject to customary conditions. As of October 29, 2016, we had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of October 29, 2016, we were in compliance with this covenant.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of October 29, 2016:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$85,000	$—	$315,000	$400,000
Interest payment obligations	18,105	33,499	25,364	27,435	104,403
Operating leases (rent obligations)	481,004	910,583	602,243	529,026	2,522,856
New York buying office ground lease²	6,418	12,835	12,835	947,755	979,843
Purchase obligations	2,303,263	23,349	2,645	827	2,330,084
Total contractual obligations	$2,808,790	$1,065,266	$643,087	$1,820,043	$6,337,186

1We have a $105.5 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a total 99-year ground lease.

Senior notes. As of October 29, 2016, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of October 29, 2016 we also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of October 29, 2016, we were in compliance with these covenants.

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

Purchase obligations. As of October 29, 2016, we had purchase obligations of approximately $2,330 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of October 29, 2016, January 30, 2016, and October 31, 2015, we had $11.6 million, $15.3 million, and $19.5 million, respectively, in standby letters of credit outstanding and $56.5 million, $56.4 million and $56.4 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $35.5 million, $32.0 million, and $34.0 million in trade letters of credit outstanding at October 29, 2016, January 30, 2016, and October 31, 2015, respectively.

Dividends. In November 2016, our Board of Directors declared a cash dividend of $0.1350 per common share, payable on December 30, 2016.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2016, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2016.

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

Recently adopted accounting standards. In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. We early adopted ASU 2015-17 retrospectively, as of January 30, 2016. As a result, $9.2 million of our deferred tax assets previously presented in current assets have been reclassified to long-term deferred tax liabilities in the Condensed Consolidated Balance Sheet as of October 31, 2015. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous annual reporting periods.

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

•
Our dependence on the market availability, quantity, and quality of attractive brand name merchandise at desirable discounts, and on the ability of our buyers to purchase merchandise to enable us to offer customers a wide assortment of merchandise at competitive prices.

•
Data security breaches, including cyber-attacks on our transaction processing and computer information systems, which could result in theft or unauthorized disclosure of customer, credit card, employee, or other private and valuable information that we handle in the ordinary course of our business.

•	Disruptions in our supply chain or in our information systems that could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.

•	To achieve growth, we need to expand in existing markets and enter new geographic markets.

•	We need to obtain acceptable new store sites with favorable consumer demographics to achieve our planned growth.

•	Consumer problems or legal issues involving the quality, safety, or authenticity of products we sell.

•	An adverse outcome in various legal, regulatory, or tax matters could increase our costs.

•	Damage to our corporate reputation or brands could adversely affect our sales and operating results.

•	Our inability to continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies.

•	Our inability to effectively advertise and market our business.

•	Risks associated with importing merchandise from other countries.

•	A natural or man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center could harm our business.

•	We may experience volatility in revenues and earnings.

•	To support our continuing operations, our new store and distribution center growth plans, and our stock repurchase program and quarterly cash dividends, we must maintain sufficient liquidity.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of October 29, 2016.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of October 29, 2016, we had no borrowings outstanding under our revolving credit facility.

We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrues interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrues interest at 6.53%. The amount outstanding under these notes as of October 29, 2016 was $150 million. We also have outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended October 29, 2016. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2016 third fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2016 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
August
(7/31/2016 - 8/27/2016)	749,531	$62.31	729,905	$303,000
September
(8/28/2016 - 10/01/2016)	1,179,570	$62.68	1,160,285	$230,300
October
(10/02/2016 - 10/29/2016)	965,045	$63.93	948,125	$169,700
Total	2,894,146	$63.00	2,838,315	$169,700

1We acquired 55,831 shares of treasury stock during the quarter ended October 29, 2016. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date:	December 7, 2016	By:	/s/Michael J. Hartshorn
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

3.2
Ross Stores, Inc. Bylaws (as amended January 23, 2013; as corrected August 11, 2016) incorporated by reference to Exhibit 3.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2016.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 7, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase