Form 10-K
period 2017-01-28
ROSS STORES INC
filed 2017-03-28
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer    X    Accelerated filer         Non-accelerated filer         Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    X
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 30, 2016 was $24,019,302,284, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock, with $.01 par value, outstanding on March 6, 2017 was 391,895,145.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant's 2017 Annual Meeting of Stockholders, which will be filed on or before May 29, 2017, are incorporated herein by reference into Part III.

PART I
ITEM 1. BUSINESS
Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.
Ross is the largest off-price apparel and home fashion chain in the United States, with 1,340 locations in 36 states, the District of Columbia and Guam, as of January 28, 2017. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross' target customers are primarily from middle income households.
We also operate 193 dd’s DISCOUNTS stores in 15 states as of January 28, 2017. dd's DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood and its target customers typically come from households with more moderate incomes than Ross customers.
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
We refer to our fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015 as fiscal 2016, fiscal 2015, and fiscal 2014, respectively, all of which were 52-week years.

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

Purchasing. We have a combined network of more than 8,000 merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced any difficulty in obtaining sufficient merchandise inventory.

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

Unlike most department and specialty stores, we typically do not require that manufacturers provide promotional allowances, co-op advertising allowances, return privileges, split shipments, drop shipments to stores, or delayed deliveries of merchandise. For most orders, only one delivery is made to one of our six distribution centers. These flexible requirements further enable our buyers to obtain significant discounts on purchases.

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

In fiscal 2016, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 49% and 47% of total inventories as of January 28, 2017 and January 30, 2016, respectively. We believe the strong discounts we offer on packaway merchandise are one of the key drivers of our business results.

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

At the end of fiscal 2016, we had approximately 760 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average eight years of experience, including merchandising positions with other retailers such as Bloomingdale's, Burlington Stores, Foot Locker, Kohl’s, Lord & Taylor, Macy's, Nordstrom, Saks, and TJX. We expect to continue to make additional targeted investments in our merchant organization to further develop our relationships with an expanding number of manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

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

Stores

As of January 28, 2017, we operated a total of 1,533 stores comprised of 1,340 Ross stores and 193 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, we cluster Ross stores to benefit from economies of scale in advertising, distribution, and field management. We do the same for dd’s DISCOUNTS stores.

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

Information Systems

We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Recent initiatives include enhancements to our information and data security, merchandising, distribution, transportation, and store systems. These initiatives support future growth, the execution and achievement of our plans, as well as ongoing stability and compliance.

Distribution

We own and operate six distribution processing facilities—three in California, one in Pennsylvania, and two in South Carolina. We ship all of our merchandise to our stores through these distribution centers, which are large, highly automated, and built to suit our specific off-price business model.

Currently we own four and lease three other warehouse facilities for packaway storage. We also use other third-party facilities, including two warehouses for storage of packaway inventory.

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

Advertising

Advertising for Ross Dress for Less relies primarily on television to communicate the Ross value proposition—savings off the same brands carried at leading department or specialty stores every day. This strategy reflects our belief that television is the most efficient and cost effective medium for communicating our brand position. While television is our primary advertising medium, we continue to utilize additional channels, including social media, to communicate our brand position. Advertising for dd’s DISCOUNTS is primarily focused on new store grand openings and local media initiatives.

Trademarks

The trademarks for ROSS®, Ross Dress For Less®, and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

As of January 28, 2017, we had approximately 78,600 total employees, which includes both full and part-time employees. Additionally, we hire temporary employees especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

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

Nevertheless, the retail apparel market is highly fragmented and competitive. We face a challenging macro-economic and retail environment that creates intense competition for business from department stores, specialty stores, discount stores, warehouse stores, other off-price retailers, and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources. We also compete with online retailers that sell apparel and home fashions. The retail apparel and home-related businesses may become even more competitive in the future.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2016, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected growth, financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd's DISCOUNTS include, without limitation, the following:

Competitive pressures in the apparel and home-related merchandise retailing industry are high.
The retail industry is highly competitive and the marketplace is highly fragmented, as many different retailers compete for market share by utilizing a variety of store and online formats and merchandising strategies. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. We compete with many other local, regional, and national retailers, traditional department stores, upscale mass merchandisers, other off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce, for customers, associates, store locations, and merchandise. Our retail competitors constantly adjust their pricing, business strategies and promotional activity (particularly during holiday periods) in response to changing market conditions or their own financial condition. The substantial sales growth in the e-commerce industry within the last decade has also encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create successful online off-price shopping alternatives. Intense pressures from our competitors, our inability to adapt effectively and quickly to a changing competitive landscape, or a failure to effectively execute our off-price model, could reduce demand for our merchandise, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins.

Unexpected changes in the level of consumer spending on or preferences for apparel and home-related merchandise could adversely affect us.
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
Unseasonable weather and prolonged, extreme temperatures, and events such as storms, affect consumers’ buying patterns and willingness to shop, and could adversely affect the demand for merchandise in our stores, particularly in apparel and seasonal merchandise. Among other things, weather conditions may also affect our ability to deliver our products to our stores or require us to close certain stores temporarily, thereby reducing store traffic. Even if stores are not closed, many customers may be unable to go, or may decide to avoid going to stores in bad weather. As a result, unseasonable weather in any of our markets could lead to disappointing sales and increase our markdowns, which may negatively affect our sales and margins.

We are subject to impacts from the macro-economic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income.
Consumer spending habits for the merchandise we sell are affected by many factors, including prevailing economic conditions, recession and fears of recession, levels of unemployment, salaries and wage rates, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, inflation, consumer confidence in future economic conditions, consumer perceptions of personal well-being and security, availability of consumer credit, consumer debt levels, and consumers’ disposable income. Adverse developments in any of these areas could reduce demand for our merchandise, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States and its territories, so we are especially susceptible to changes in the U.S. economy.

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
Opportunistic buying, lean inventory levels, and frequent inventory turns are critical elements of our off-price business strategy. And maintaining an overall pricing differential to department and specialty stores is key to our ability to attract customers and sustain our sales and gross margins. Our opportunistic buying places considerable discretion on our merchants, who are in the marketplace continually and who are generally purchasing merchandise for the current or upcoming season. Our ability to meet or exceed our operating performance targets depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers and that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced. To the extent that certain of our vendors decide not to sell to us or go out of business, the amount of high quality merchandise available to us could also be materially reduced. Because a significant portion of the apparel and other goods we sell is originally manufactured in other countries, changes in U.S. tariffs, trade relationships, or tax policies that reduce the supply or increase the relative cost of imported goods, could also result in disruptions to our existing supply relationships. Shortages or disruptions in the availability to us of high quality merchandise would likely have a material adverse effect on our sales and margins.

Information or data security breaches, including cyber-attacks on our transaction processing and computer information systems, could result in theft or unauthorized disclosure of customer, credit card, employee, or other private and valuable information that we handle in the ordinary course of our business.
Like other large retailers, we rely on commercially available computer and telecommunications systems to process, transmit, and store payment card and other personal and confidential information, and to provide information or data security for those transactions. Some of the key information systems and processes we use to handle payment card transactions and check approvals, and the levels of security technology utilized in payment cards, are controlled by the banking and payment card industry, not by us. Cyber criminals may attempt to penetrate our information systems to misappropriate customer or business information, including but not limited to credit/debit card, personnel, or trade information. Despite security measures we have in place, our facilities and systems (or those of third-party service providers we utilize or connect to) may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, phishing and similar fraudulent attacks, or other similar events. It is also possible that an associate within our Company or a third party we do business with may purposefully or inadvertently cause a security breach involving such information. The increasing sophistication of cyber criminals and advances in computer capabilities and remote access increases these risks. A breach of our information or data security, or our failure or delay in detecting and mitigating a loss of personal or business information, could result in damage to our reputation, loss of customer confidence, violation (or alleged violation) of applicable laws, and expose us to civil claims, litigation, and regulatory action and to unanticipated costs and disruption of our operations.

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

Consumer problems or legal issues involving the quality, safety, or authenticity of products we sell could harm our reputation, result in lost sales, and/or increase our costs.
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
As an ordinary part of our business, we are involved in various legal proceedings, regulatory reviews, tax audits, or other legal matters. These may include lawsuits, inquiries, demands, or other claims or proceedings by governmental entities and private plaintiffs, including those relating to employment and employee benefits (including classification, employment rights, discrimination, wage and hour, and retaliation), securities, real estate, tort, commercial, consumer protection, privacy, product compliance and safety, advertising, comparative pricing, intellectual property, tax, escheat, and whistle-blower claims. We continue to be involved in a number of employment-related lawsuits, including class actions which are primarily in California.

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
Our reputation is partially based on perceptions of various subjective qualities and overall integrity. Any incident that erodes the trust or confidence of our customers or the general public could adversely affect our reputation and business, particularly if the incident results in significant adverse publicity or governmental inquiry. Such an incident could also include alleged acts or omissions by or situations involving our suppliers (or their contractors or subcontractors). The use of social media platforms, including blogs, social media websites, and other forms of internet-based communications which allow individuals access to a broad audience of consumers and other interested persons, continues to increase. The availability of information (whether correct or erroneous) on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which could negatively impact sales, diminish customer trust, reduce employee morale and productivity, and lead to difficulties in recruiting and retaining qualified associates. The harm may be immediate, without affording us an opportunity for redress or correction.

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

Any increase in labor costs may adversely impact our profitability or, if we fail to pay such higher wages, may result in increased turnover. Excessive turnover may result in higher costs associated with finding, hiring, and training new associates. If we cannot hire enough qualified associates, or if there is a disruption in the supply of personnel we hire from third-party providers, especially during our peak season, our operations could be negatively impacted.

Because of the distinctive nature of our off-price model, we must also attract, train, and retain our key associates across the Company, including within our buying organization. The loss of one or more of our key personnel or the inability to effectively identify a suitable successor for a key role could have a material adverse effect on our business. There is no assurance that we will be able to attract or retain highly qualified associates in the future, and any failure to do so could have a material adverse effect on our growth, operations, or financial position.

We must effectively advertise and market our business.
Customer traffic and demand for our merchandise is influenced by our advertising and marketing activities, the name recognition and reputation of our brands, and the location of our stores. Although we use marketing and advertising programs to attract customers to our stores, particularly through television, our competitors may spend more or use different approaches, which could provide them with a competitive advantage. Our advertising and other promotional programs may not be effective or may be perceived negatively, or could require increased expenditures, which could adversely affect sales or increase costs.

We are subject to risks associated with selling and importing merchandise produced in other countries.
A predominant portion of the apparel and other goods we sell (even when purchased domestically, often as excess inventory sold to us by a domestic vendor) is originally manufactured in other countries. In addition, we directly source a portion of the products sold in our stores from foreign vendors predominantly in Asia (including China). We also buy product from foreign sources indirectly through domestic vendors and manufacturers' representatives. Although our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors.

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

When we are the importer of record, we may be subject to regulatory or other requirements similar to those applicable to a manufacturer. These risks and uncertainties include import duties and quotas, compliance with anti-dumping regulations, work stoppages, economic uncertainties and adverse economic conditions (including inflation and recession), foreign government regulations, employment and labor matters, concerns relating to human rights, working conditions, and other issues in factories or countries where merchandise is produced, transparency of sourcing and supply chains, exposure on product warranty and intellectual property issues, consumer perceptions of the safety of imported merchandise, wars and fears of war, political unrest, natural disasters, regulations to address climate change, and trade restrictions. We cannot predict whether any of the countries from which our products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions.

We require our vendors (for both import and domestic purchasing) to adhere to various conduct, compliance, and other requirements including those relating to environmental, employment and labor (including wages and working conditions), health, safety, and anti-bribery standards. From time to time, our vendors, their contractors, or their subcontractors may be alleged to not be in compliance with these standards or applicable local laws. Although we have implemented policies and procedures to facilitate our compliance with laws and regulations relating to doing business in foreign markets and importing merchandise, there can be no assurance that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies. Significant or continuing noncompliance with such standards and laws by one or more vendors could have a negative impact on our reputation, could subject us to claims and liability, and could have an adverse effect on our results of operations.

Changes in U.S. tax or tariff policy regarding apparel and home-related merchandise produced in other countries could adversely affect our business.
The U.S. government has indicated an intention to review and potentially to significantly change U.S. tax and trade policies. Potential changes may include disallowance of the tax deductions for imported merchandise or the imposition of significant tariffs on products imported into the U.S. This exposes us to risks of disruption and cost increases in our established patterns for sourcing our merchandise, and creates increased uncertainties in planning our sourcing strategies and forecasting our margins.

A predominant portion of the apparel and other goods we sell is originally manufactured in other countries. Changes in U.S. tariffs, quotas, trade relationships, or tax provisions that reduce the supply or increase the relative cost of goods produced in other countries are likely to increase our cost of goods and/or increase our effective tax rate. Although such changes would have implications across the entire industry, we may fail to effectively adapt and to manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from those potential changes in U.S. laws and policies, as we make business decisions in the face of the uncertainty of those potential changes, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, increase our effective tax rates, and reduce our profitability.

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
Our corporate headquarters, Los Angeles buying office, three operating distribution centers, two warehouses, and approximately 24% of our stores are located in California. Natural or other disasters, such as earthquakes and hurricanes, tornadoes, floods, or other extreme weather and climate conditions, or fires, explosions, and acts of war or terrorism, or public health issues (such as epidemics), in any of our markets could disrupt our operations or our supply chain, or could shut down, damage, or destroy our stores or distribution facilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
At January 28, 2017, we operated a total of 1,533 stores, of which 1,340 were Ross stores in 36 states, the District of Columbia and Guam, and 193 were dd’s DISCOUNTS stores in 15 states. All stores are leased, with the exception of three locations which we own.
During fiscal 2016, we opened 71 new Ross stores and closed five existing stores. The average approximate Ross store size is 28,400 square feet.
During fiscal 2016, we opened 22 new dd’s DISCOUNTS stores and closed one existing store. The average approximate dd’s DISCOUNTS store size is 23,200 square feet.
During fiscal 2016, no one store accounted for more than 1% of our sales.
We carry earthquake insurance to help mitigate the risk of financial loss due to an earthquake.
Our real estate strategy in 2017 is to primarily open stores in states where we currently operate, to increase our market penetration and reduce overhead and advertising expenses as a percentage of sales in each market. We also expect to continue our store expansion in newer markets in 2017. Important considerations in evaluating a new store location in both newer and more established markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state/territory as of January 28, 2017 and January 30, 2016.

State/Territory	January 28, 2017	January 30, 2016
Alabama	23	19
Arizona	74	71
Arkansas	8	6
California	364	347
Colorado	33	31
Delaware	2	1
District of Columbia	1	1
Florida	185	179
Georgia	56	55
Guam	1	1
Hawaii	17	17
Idaho	11	11
Illinois	62	55
Indiana	9	8
Kansas	10	7
Kentucky	9	9
Louisiana	18	17
Maryland	24	23
Mississippi	8	8
Missouri	21	17
Montana	6	6
Nevada	33	32
New Jersey	13	13
New Mexico	12	11
North Carolina	45	42
North Dakota	1	0
Oklahoma	23	22
Oregon	30	31
Pennsylvania	44	43
South Carolina	23	22
South Dakota	1	0
Tennessee	31	30
Texas	222	211
Utah	17	17
Virginia	38	36
Washington	42	41
Wisconsin	13	3
Wyoming	3	3
Total	1,533	1,446

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At January 28, 2017, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is five years or 21 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.
See additional discussion under “Stores” in Item 1.
The following table summarizes the location and approximate sizes of our distribution centers, warehouses, and office locations as of January 28, 2017. Square footage information for the distribution centers and warehouses represents total ground floor area of the facility. Square footage information for office space represents total space owned and leased. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own / Lease
Distribution centers
Carlisle, Pennsylvania	465,000	Own
Fort Mill, South Carolina	1,200,000	Own
Moreno Valley, California	1,300,000	Own
Perris, California	1,300,000	Own
Rock Hill, South Carolina	1,200,000	Own
Shafter, California	1,700,000	Own

Warehouses
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	251,000	Lease
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina	428,000	Own
Perris, California	699,000	Own
Riverside, California	449,000	Own

Office space
Dublin, California	414,000	Own
Los Angeles, California	87,000	Lease
New York City, New York	572,000	Own
See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS

Like many retailers, we have been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of January 28, 2017.

We are also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against us may include commercial, product and product safety, consumer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that we violated federal, state, and/or local laws. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.
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

Name	Age	Position
Michael Balmuth	66	Executive Chairman of the Board
Barbara Rentler	59	Chief Executive Officer
Bernie Brautigan	52	President, Merchandising, Ross Dress for Less
James S. Fassio	62	President and Chief Development Officer
Brian Morrow	57	President and Chief Merchandising Officer, dd's DISCOUNTS
Michael O’Sullivan	53	President and Chief Operating Officer
Lisa Panattoni	54	President, Merchandising, Ross Dress for Less
John G. Call	58	Executive Vice President, Finance and Legal, and Corporate Secretary
Michael J. Hartshorn	49	Group Senior Vice President, Chief Financial Officer and Principal Accounting Officer

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

Mr. Morrow has served as President and Chief Merchandising Officer, dd’s DISCOUNTS since December 2015. Prior to joining Ross, Mr. Morrow served as President, Chief Merchandising Officer of Stein Mart from 2014 to 2015 and Executive Vice President and Chief Merchandising Officer from 2010 to 2014. From 2008 to 2009, he served as Executive Vice President, General Merchandise Manager at Macy’s West. He also held roles as Senior Vice President, General Merchandise Manager at Mervyn’s in 2008 and Macy’s North/Marshall Field’s from 2006 to 2008. For approximately 20 years prior to this, Mr. Morrow held various merchandising roles at The May Department Stores Company.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 847 stockholders of record as of March 6, 2017 and the closing stock price on that date was $67.40 per share.
Cash dividends. On February 28, 2017, our Board of Directors declared a quarterly cash dividend of $0.1600 per common share, payable on March 31, 2017. Our Board of Directors declared cash dividends of $0.1350 per common share in March, May, August, and November 2016, cash dividends of $0.1175 per common share in February, May, August, and November 2015, and cash dividends of $0.1000 per common share in February, May, August, and November 2014.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2016 is as follows:

Period	Total number of shares (or units) purchased¹	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(10/30/2016 - 11/26/2016)	662,860	$64.23	660,463	$127,300
December
(11/27/2016 - 12/31/2016)	1,074,861	$67.66	1,074,861	$54,500
January
(01/01/2017 - 01/28/2017)	829,184	$66.15	824,491	$0
Total	2,566,905	$66.29	2,559,815	$0

¹ We acquired 7,090 shares of treasury stock during the quarter ended January 28, 2017. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

In February 2017, our Board of Directors approved a new, two-year $1.75 billion stock repurchase program through fiscal 2018.
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
The graph below compares total stockholder returns over the last five years for our common stock with the Standard & Poor’s (“S&P”) 500 Index and the S&P Retailing Group. The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal year end, and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and may vary slightly from our actual fiscal year-end date for each period. Data with respect to returns for the S&P indexes is not readily available for periods shorter than one month. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and S&P Retailing Group

		Indexed Returns for Years Ended
	Base Period
Company / Index	2012	2013	2014	2015	2016	2017
Ross Stores, Inc.	100	117	136	185	229	268
S&P 500 Index	100	117	142	162	161	193
S&P Retailing Group	100	129	163	196	231	274

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

($000, except per share data)	2016	2015	2014	2013		2012	¹

Operations
Sales	$12,866,757	$11,939,999	$11,041,677	$10,230,353		$9,721,065
Cost of goods sold	9,173,705	8,576,873	7,937,956	7,360,924		7,011,428
Percent of sales	71.3%	71.8%	71.9%	72.0%		72.1%
Selling, general and administrative	1,890,408	1,738,755	1,615,371	1,526,366		1,437,886
Percent of sales	14.7%	14.6%	14.6%	14.9%		14.8%
Interest expense (income), net	16,488	12,612	2,984	(247)		6,907
Earnings before taxes	1,786,156	1,611,759	1,485,366	1,343,310		1,264,844
Percent of sales	13.9%	13.5%	13.5%	13.1%		13.0%
Provision for taxes on earnings	668,502	591,098	560,642	506,006		478,081
Net earnings	$1,117,654	$1,020,661	$924,724	$837,304		$786,763
Percent of sales	8.7%	8.5%	8.4%	8.2%		8.1%
Basic earnings per share²	$2.85	$2.53	$2.24	$1.97		$1.80
Diluted earnings per share²	$2.83	$2.51	$2.21	$1.94		$1.77

Cash dividends declared
per common share²	$0.540	$0.470	$0.400	$0.255	³	$0.295

¹ Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.
² All per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.
³ Dividend declaration of $0.10 per share for the fourth quarter which historically had been declared in January was declared in February 2014.

Selected Financial Data

($000, except per share data)	2016	2015	2014	2013	2012	[1]

Financial Position
Cash and cash equivalents	$1,111,599	$761,602	$696,608	$423,168	$646,761
Merchandise inventory	1,512,886	1,419,104	1,372,675	1,257,155	1,209,237
Property and equipment, net	2,328,048	2,342,906	2,273,752	1,875,299	1,493,284
Total assets	5,309,351	4,869,119	4,687,370	3,886,251	3,649,782
Return on average assets	22%	21%	22%	22%	23%
Working capital	1,060,543	769,348	590,471	463,875	588,438
Current ratio	1.6:1	1.5:1	1.4:1	1.3:1	1.4:1
Long-term debt	396,493	396,025	395,562	149,681	149,628
Long-term debt as a percent
of total capitalization	13%	14%	15%	7%	8%
Stockholders' equity	2,748,017	2,471,991	2,279,210	2,007,302	1,766,863
Return on average
stockholders' equity	43%	43%	43%	44%	48%
Book value per common share
outstanding at year-end[2]	$7.01	$6.14	$5.49	$4.70	$4.00

Operating Statistics
Number of stores opened	93	90	95	88	82
Number of stores closed	6	6	9	11	8
Number of stores at year-end	1,533	1,446	1,362	1,276	1,199
Comparable store sales increase[3]
(52-week basis)	4%	4%	3%	3%	6%
Sales per average square foot of
selling space (52-week basis)	$395	$383	$372	$362	$355
Square feet of selling space
at year-end (000)	33,300	31,900	30,400	28,900	27,800
Number of employees at year-end	78,600	77,800	71,400	66,300	57,500
Number of common stockholders
of record at year-end	848	842	817	823	831

¹ Fiscal 2012 was a 53-week year; all other fiscal years presented were 52 weeks.
[2] All per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.
[3] Comparable stores are stores open for more than 14 complete months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,340 locations in 36 states, the District of Columbia and Guam as of January 28, 2017. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 193 dd’s DISCOUNTS stores in 15 states as of January 28, 2017 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our primary objective is to pursue and refine our existing off-price strategies to maintain and improve both profitability and financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry and believe our share gains over the past few years were driven mainly by continued focus on value by consumers. Our sales and earnings gains in 2016 continued to benefit from efficient execution of our off-price model throughout all areas of our business. Our merchandise and operational strategies are designed to take advantage of the expanding market share of the off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling discounts every day.

We refer to our fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015 as fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

All share and per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.

Results of Operations

The following table summarizes the financial results for fiscal 2016, 2015, and 2014:

	2016	2015	2014
Sales
Sales (millions)	$12,867	$11,940	$11,042
Sales growth	7.8%	8.1%	7.9%
Comparable store sales growth	4%	4%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.3%	71.8%	71.9%
Selling, general and administrative	14.7%	14.6%	14.6%
Interest expense, net	0.1%	0.1%	0.0%

Earnings before taxes (as a percent of sales)	13.9%	13.5%	13.5%

Net earnings (as a percent of sales)	8.7%	8.5%	8.4%

Stores. Total stores open at the end of fiscal 2016, 2015, and 2014 were 1,533, 1,446, and 1,362, respectively. The number of stores at the end of fiscal 2016, 2015, and 2014 increased by 6%, 6%, and 7% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

Store Count	2016	2015	2014
Beginning of the period	1,446	1,362	1,276
Opened in the period	93	90	95
Closed in the period	(6)	(6)	(9)
End of the period	1,533	1,446	1,362

Selling square footage at the end of the period (000)	33,300	31,900	30,400

Sales. Sales for fiscal 2016 increased $0.9 billion, or 7.8%, compared to the prior year due to the opening of 87 net new stores during 2016 and a 4% increase in comparable store sales (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2015 increased $0.9 billion, or 8.1%, compared to the prior year due to the opening of 84 net new stores during 2015 and a 4% increase in sales from comparable stores.
Our sales mix is shown below for fiscal 2016, 2015, and 2014:

	2016	2015	2014
Ladies	28%	29%	29%
Home Accents and Bed and Bath	25%	25%	24%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%
Men's	13%	13%	13%
Shoes	13%	12%	13%
Children's	8%	8%	8%
Total	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2016, 2015, and 2014, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2016 increased $596.8 million compared to the prior year mainly due to increased sales from the opening of 87 net new stores during the year and a 4% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2016 decreased approximately 55 basis points from the prior year primarily due to a 35 basis point increase in merchandise gross margin, a 10 basis point decrease in buying expenses, and lower distribution and occupancy costs by five basis points each.

Cost of goods sold in fiscal 2015 increased $638.9 million compared to the prior year mainly due to increased sales from the opening of 84 net new stores during the year and a 4% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2015 decreased approximately five basis points from the prior year primarily due to a 45 basis point increase in merchandise gross margin and five basis points of occupancy leverage. This improvement was partially offset by a 35 basis point increase in distribution expenses related to infrastructure investments and higher freight costs of 10 basis points.

We cannot be sure that the gross profit margins realized in fiscal 2016, 2015, and 2014 will continue in future years.
Selling, general and administrative expenses. For fiscal 2016, selling, general and administrative expenses (“SG&A”) increased $151.7 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 87 net new stores during the year. SG&A as a percentage of sales for fiscal 2016 increased by approximately 15 basis points compared to the prior year primarily due to higher wages.
For fiscal 2015, SG&A increased $123.4 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 84 net new stores and the impact of wage rate increases during the year. SG&A as a percentage of sales for fiscal 2015 decreased by approximately five basis points compared to the prior year primarily due to leverage resulting from the 4% increase in comparable store sales.
Interest expense (income), net. In fiscal 2016, net interest expense increased by $3.9 million primarily due to a reduction of capitalized interest partially offset by an increase in interest income. As a percentage of sales, net interest expense in fiscal 2016 remained flat compared to the prior year. The table below shows the components of interest expense and income for fiscal 2016, 2015, and 2014:

($000)	2016	2015	2014
Interest expense on long-term debt	$18,573	$18,568	$12,990
Other interest expense	1,022	1,252	1,230
Capitalized interest	(26)	(6,530)	(10,825)
Interest income	(3,081)	(678)	(411)
Interest expense, net	$16,488	$12,612	$2,984

Taxes on earnings. Our effective tax rates for fiscal 2016, 2015 and 2014 were approximately 37%, 37% and 38%, respectively. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in laws, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2017 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for fiscal 2016 were higher than fiscal 2015 primarily due to lower cost of goods sold partially offset by higher SG&A expenses. Net earnings as a percentage of sales for fiscal 2015 were higher compared to fiscal 2014 primarily due to both lower cost of goods sold and lower SG&A expenses.

Earnings per share. Diluted earnings per share in fiscal 2016 was $2.83 compared to $2.51 in the prior year. The 13% increase in diluted earnings per share is attributable to an increase of approximately 10% in net earnings and a 3% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2015 was $2.51 compared to $2.21 in fiscal 2014. The 14% increase in diluted earnings per share is attributable to an increase of approximately 10% in net earnings and a 4% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

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

($ millions)	2016	2015	2014
Cash provided by operating activities	$1,558.9	$1,326.2	$1,372.8
Cash used in investing activities	(292.8)	(362.5)	(639.0)
Cash used in financing activities	(916.1)	(898.7)	(460.4)
Net increase in cash and cash equivalents	$350.0	$65.0	$273.4

Operating Activities

Net cash provided by operating activities was $1,558.9 million, $1,326.2 million, and $1,372.8 million in fiscal 2016, 2015, and 2014, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities in 2016 compared to fiscal 2015 was primarily driven by higher earnings, the timing of receipts and related payments versus last year, and by higher income taxes payable. The timing of merchandise receipts and related payments versus last year resulted in higher accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 68%, 67%, and 73% as of January 28, 2017, January 30, 2016, and January 31, 2015, respectively.

The decrease in cash flow from operating activities in fiscal 2015 compared to fiscal 2014 was primarily driven by the timing of merchandise receipts and related payments versus last year, partially offset by higher earnings.

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

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2016, packaway inventory was 49% of total inventory compared to 47% and 45% at the end of fiscal 2015 and 2014, respectively.

Investing Activities

Net cash used in investing activities was $292.8 million, $362.5 million, and $639.0 million in fiscal 2016, 2015, and 2014, respectively. The decrease in cash used for investing activities in fiscal 2016 compared to fiscal 2015 and fiscal 2014 was primarily due to a reduction in our capital expenditures.

In fiscal 2016, 2015, and 2014, our capital expenditures were $297.9 million, $367.0 million, and $646.7 million, respectively. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. The decrease in capital expenditures in fiscal 2016 compared to fiscal 2015 was primarily due to the completion in 2015 of the rollout of new point of sale equipment in our stores and construction of a distribution center. The decrease in capital expenditures in fiscal 2015 compared to fiscal 2014 was primarily due to the purchase in September 2014 of our New York buying office and the construction of two distribution centers. We opened 93, 90, and 95 new stores in fiscal 2016, 2015, and 2014, respectively.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2016	2015	2014
New stores	$117.7	$105.8	$119.8
Existing stores	90.3	124.0	79.5
Information systems, corporate, and other	48.5	44.3	43.3
Distribution and transportation	41.4	92.9	193.2
New York buying office purchase	—	—	210.9
Total capital expenditures	$297.9	$367.0	$646.7
We are forecasting approximately $400 million in capital expenditures for fiscal year 2017 to fund costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to fund capital expenditures with available cash and cash flows from operations.

We had no purchases of investments in fiscal 2016 and 2014 and $0.7 million of purchases of investments in fiscal 2015. We had proceeds from investments of $1.7 million, $1.1 million, and $12.0 million in fiscal 2016, 2015, and 2014, respectively.

Financing Activities

Net cash used in financing activities was $916.1 million, $898.7 million, and $460.4 million in fiscal 2016, 2015, and 2014, respectively. During fiscal 2016, 2015, and 2014, our liquidity and capital requirements were provided by available cash and cash flows from operations and in fiscal 2014, the issuance of our unsecured 3.375% Senior Notes due September 2024 ("2024 Notes").

In September 2014, we issued $250 million of unsecured 2024 Notes and used most of the net proceeds of approximately $246 million to purchase our New York buying office building for $222 million and the remaining $24 million for other general corporate purposes.

We repurchased 11.6 million, 13.7 million, and 14.8 million shares of common stock for aggregate purchase prices of approximately $700 million, $700 million, and $550 million in fiscal 2016, 2015, and 2014, respectively. We also acquired 0.7 million, 1.3 million, and 1.1 million shares in fiscal 2016, 2015, and 2014, respectively, of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $43.3 million, $68.9 million, and $39.0 million during fiscal 2016, 2015, and 2014, respectively.

In February 2017, our Board of Directors approved a new, two-year $1.75 billion stock repurchase program through fiscal 2018.
On February 28, 2017, our Board of Directors declared a quarterly cash dividend of $0.1600 per common share, payable on March 31, 2017. Our Board of Directors declared cash dividends of $0.1350 per common share in March, May, August, and November 2016, cash dividends of $0.1175 per common share in February, May, August, and November 2015, and cash dividends of $0.1000 per common share in February, May, August, and November 2014.
During fiscal 2016, 2015, and 2014, we paid dividends of $214.6 million, $192.3 million, and $168.5 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank lines, and other credit sources to meet our capital and liquidity requirements, including lease payment obligations, in 2017.

In April 2016, we entered into a new $600 million unsecured revolving credit facility. This credit facility, which replaced our previous $600 million unsecured revolving credit facility, expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our revolving credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for up to two additional one year periods, subject to customary conditions. As of January 28, 2017, we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of January 28, 2017, we were in compliance with this covenant.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of January 28, 2017:

	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total¹
($000)
Senior notes	$—	$85,000	$65,000	$250,000	$400,000
Interest payment obligations	18,105	30,787	25,364	25,313	99,569
Operating leases (rent obligations)	484,518	924,319	604,751	504,389	2,517,977
New York buying office ground lease²	6,418	12,835	12,835	946,150	978,238
Purchase obligations	2,123,046	15,627	5,204	1,957	2,145,834
Total contractual obligations	$2,632,087	$1,068,568	$713,154	$1,727,809	$6,141,618

1We have a $97.5 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a 99-year ground lease.

Senior notes. As of January 28, 2017, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of January 28, 2017, we also had outstanding two series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of January 28, 2017, we were in compliance with those covenants.

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

Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2018 and 2019. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2019. The leases for the two Carlisle, Pennsylvania warehouses contain renewal provisions.

We currently lease approximately 87,000 square feet of office space for our Los Angeles buying office. The lease term for this facility expires in 2017 and contains renewal provisions.

Purchase obligations. As of January 28, 2017 we had purchase obligations of approximately $2,146 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of January 28, 2017 and January 30, 2016, we had $11.6 million and $15.3 million, respectively, in standby letters of credit outstanding and $56.6 million and $56.4 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $26.5 million and $32.0 million in trade letters of credit outstanding at January 28, 2017 and January 30, 2016, respectively.

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
Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. We purchase inventory that can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 49%, 47%, and 45% of total inventories as of January 28, 2017, January 30, 2016, and January 31, 2015, respectively. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.
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
Long-lived assets. We review for a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. If analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group, an impairment loss would be recognized to write the asset group down to its fair value. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2016, 2015, or 2014.
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
Recently issued accounting standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for our annual and interim reporting periods beginning in fiscal 2018. We do not expect the adoption of this new guidance to be material to our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for our annual and interim reporting periods beginning in fiscal 2019. We are currently evaluating the effect adoption of this new guidance will have on our consolidated financial statements. Due to the substantial number of leases that we have, we believe this ASU will increase assets and liabilities by the same material amount on our consolidated balance sheet. See Note E for disclosure of our current undiscounted minimum commitments under noncancelable operating leases. We do not believe adoption of this ASU will have a significant impact to our consolidated statements of earnings, stockholders’ equity, and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital); 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; and 3) the option to elect to estimate forfeitures or account for them when they occur. ASU 2016-09 is effective for us beginning in the first quarter of 2017. Upon adoption of ASU 2016-09, we plan to account for forfeitures as incurred and expect this adoption along with the retrospective impact on our classification of cash flows between operating and financing activities to be immaterial. We believe the impact of recording excess tax benefits in income taxes in our consolidated statement of earnings may be material. The magnitude of such impact is dependent upon our future stock price in relation to the fair value of awards on grant date and our future grants of stock-based compensation. See Note F for disclosure of our historical accounting treatment of excess tax benefits.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts on the statement of cash flows. The standard also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. ASU 2016-18 is effective for our annual and interim reporting periods beginning in fiscal 2018. We do not believe adoption of this ASU will have a significant impact to our consolidated financial statements.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2016, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead” and similar expressions identify forward-looking statements.

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
We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of January 28, 2017.
Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of January 28, 2017, we had no borrowings outstanding under our revolving credit facility.
We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrue interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrue interest at 6.53%. The amount outstanding under these notes as of January 28, 2017 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates and is therefore unaffected by changes in market interest rates.
Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.
A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended January 28, 2017. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Year Ended	Year Ended	Year Ended
($000, except per share data)	January 28, 2017	January 30, 2016	January 31, 2015
Sales	$12,866,757	$11,939,999	$11,041,677

Costs and Expenses
Cost of goods sold	9,173,705	8,576,873	7,937,956
Selling, general and administrative	1,890,408	1,738,755	1,615,371
Interest expense, net	16,488	12,612	2,984
Total costs and expenses	11,080,601	10,328,240	9,556,311

Earnings before taxes	1,786,156	1,611,759	1,485,366
Provision for taxes on earnings	668,502	591,098	560,642
Net earnings	$1,117,654	$1,020,661	$924,724

Earnings per share
Basic	$2.85	$2.53	$2.24
Diluted	$2.83	$2.51	$2.21

Weighted average shares outstanding (000)
Basic	392,124	403,034	413,553
Diluted	394,958	406,405	418,077

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
($000)	January 28, 2017	January 30, 2016	January 31, 2015
Net earnings	$1,117,654	$1,020,661	$924,724

Other comprehensive income (loss):
Change in unrealized loss on investments, net of tax	(91)	(148)	(59)
Comprehensive income	$1,117,563	$1,020,513	$924,665
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	January 28, 2017	January 30, 2016
Assets
Current Assets
Cash and cash equivalents	$1,111,599	$761,602
Short-term investments	—	1,737
Accounts receivable	75,154	73,627
Merchandise inventory	1,512,886	1,419,104
Prepaid expenses and other	113,410	116,125
Total current assets	2,813,049	2,372,195

Property and Equipment
Land and buildings	1,101,334	1,084,328
Fixtures and equipment	2,421,645	2,244,790
Leasehold improvements	998,508	920,392
Construction-in-progress	69,767	90,399
	4,591,254	4,339,909
Less accumulated depreciation and amortization	2,263,206	1,997,003
Property and equipment, net	2,328,048	2,342,906

Long-term investments	1,288	1,331
Other long-term assets	166,966	152,687
Total assets	$5,309,351	$4,869,119

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,021,735	$945,559
Accrued expenses and other	398,126	376,522
Accrued payroll and benefits	316,492	280,766
Income taxes payable	16,153	—
Total current liabilities	1,752,506	1,602,847

Long-term debt	396,493	396,025
Other long-term liabilities	290,950	268,168
Deferred income taxes	121,385	130,088

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share	3,919	4,023
Authorized 1,000,000,000 shares
Issued and outstanding 391,893,000 and
402,339,000 shares, respectively
Additional paid-in capital	1,215,715	1,122,329
Treasury stock	(272,846)	(229,525)
Accumulated other comprehensive income	91	182
Retained earnings	1,801,138	1,574,982
Total stockholders’ equity	2,748,017	2,471,991
Total liabilities and stockholders’ equity	$5,309,351	$4,869,119
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at February 1, 2014	426,840	$4,268	$933,457	$(121,559)	$389	$1,190,747	$2,007,302
Net earnings	—	—	—	—	—	924,724	924,724
Unrealized investment loss, net	—	—	—	—	(59)	—	(59)
Common stock issued under stock
plans, net of shares
used for tax withholding	2,904	29	21,949	(39,041)	—	—	(17,063)
Tax benefit from equity issuance	—	—	29,759	—	—	—	29,759
Stock-based compensation	—	—	53,001	—	—	—	53,001
Common stock repurchased	(14,805)	(148)	(24,559)	—	—	(525,293)	(550,000)
Dividends declared ($0.400 per share)	—	—	—	—	—	(168,454)	(168,454)
Balance at January 31, 2015	414,939	$4,149	$1,013,607	$(160,600)	$330	$1,421,724	$2,279,210
Net earnings	—	—	—	—	—	1,020,661	1,020,661
Unrealized investment loss, net	—	—	—	—	(148)	—	(148)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,053	11	20,175	(68,925)	—	—	(48,739)
Tax benefit from equity issuance	—	—	42,382	—	—	—	42,382
Stock-based compensation	—	—	70,937	—	—	—	70,937
Common stock repurchased	(13,653)	(137)	(24,772)	—	—	(675,091)	(700,000)
Dividends declared ($0.470 per share)	—	—	—	—	—	(192,312)	(192,312)
Balance at January 30, 2016	402,339	$4,023	$1,122,329	$(229,525)	$182	$1,574,982	$2,471,991
Net earnings	—	—	—	—	—	1,117,654	1,117,654
Unrealized investment loss, net	—	—	—	—	(91)	—	(91)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,192	12	18,527	(43,321)	—	—	(24,782)
Tax benefit from equity issuance	—	—	23,331	—	—	—	23,331
Stock-based compensation	—	—	74,554	—	—	—	74,554
Common stock repurchased	(11,638)	(116)	(23,026)	—	—	(676,858)	(700,000)
Dividends declared ($0.540 per share)	—	—	—	—	—	(214,640)	(214,640)
Balance at January 28, 2017	391,893	$3,919	$1,215,715	$(272,846)	$91	$1,801,138	$2,748,017
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
($000)	January 28, 2017	January 30, 2016	January 31, 2015
Cash Flows From Operating Activities
Net earnings	$1,117,654	$1,020,661	$924,724
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	302,515	274,828	232,959
Stock-based compensation	74,554	70,937	53,001
Deferred income taxes	(8,703)	56,358	25,086
Tax benefit from equity issuance	23,331	42,382	29,759
Excess tax benefit from stock-based compensation	(23,331)	(42,302)	(29,415)
Change in assets and liabilities:
Merchandise inventory	(93,782)	(46,429)	(115,520)
Other current assets	(928)	(13,496)	(16,410)
Accounts payable	83,085	(41,464)	204,158
Other current liabilities	76,676	7,796	69,568
Other long-term, net	7,780	(3,019)	(5,045)
Net cash provided by operating activities	1,558,851	1,326,252	1,372,865

Cash Flows From Investing Activities
Additions to property and equipment	(297,880)	(366,960)	(646,691)
Decrease (increase) in restricted cash and investments	3,388	4,065	(4,329)
Purchases of investments	—	(718)	—
Proceeds from investments	1,729	1,104	12,021
Net cash used in investing activities	(292,763)	(362,509)	(638,999)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	23,331	42,302	29,415
Net proceeds from issuance of long-term debt	—	—	245,676
Issuance of common stock related to stock plans	18,539	20,186	21,978
Treasury stock purchased	(43,321)	(68,925)	(39,041)
Repurchase of common stock	(700,000)	(700,000)	(550,000)
Dividends paid	(214,640)	(192,312)	(168,454)
Net cash used in financing activities	(916,091)	(898,749)	(460,426)

Net increase in cash and cash equivalents	349,997	64,994	273,440

Cash and cash equivalents:
Beginning of year	761,602	696,608	423,168
End of year	$1,111,599	$761,602	$696,608

Supplemental Cash Flow Disclosures
Interest paid	$18,105	$18,035	$9,668
Income taxes paid	$628,441	$523,597	$510,145

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2016, the Company operated 1,340 Ross Dress for Less® (“Ross”) locations in 36 states, the District of Columbia and Guam, and 193 dd’s DISCOUNTS® stores in 15 states. The Ross and dd's DISCOUNTS stores are supported by six distribution centers. The Company’s headquarters, one buying office, three operating distribution centers, two warehouses, and 24% of its stores are located in California.
Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.
Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015 are referred to as fiscal 2016, fiscal 2015, and fiscal 2014, respectively, and were 52-week years.
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
Purchase obligations. As of January 28, 2017, the Company had purchase obligations of approximately $2,146 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service, transportation, and maintenance contracts.
Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less.
Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016:

Restricted Assets ($000)	2016	2015
Prepaid expenses and other	$13,642	$15,770
Other long-term assets	54,567	55,913
Total	$68,209	$71,683

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

Cash and cash equivalents were $1,111.6 million and $761.6 million, at January 28, 2017 and January 30, 2016, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.
Investments. The Company’s investments are comprised of various debt securities. At January 28, 2017 and January 30, 2016, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their maturity dates and the Company’s intent. Investments with a maturity of less than one year are classified as short-term. See Note B for additional information.
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
Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to 12 years for equipment and information systems and 20 to 40 years for land improvements and buildings. Depreciation and amortization expense on property and equipment was $302.5 million, $274.8 million, and $233.0 million for fiscal 2016, 2015, and 2014, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. The Company capitalizes interest during the construction period. Interest capitalized was $0.0 million, $6.5 million and $10.8 million in fiscal 2016, 2015, and 2014, respectively. As of January 28, 2017, January 30, 2016, and January 31, 2015 the Company had $25.7 million, $35.8 million, and $58.6 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.
Other long-term assets. Other long-term assets as of January 28, 2017 and January 30, 2016 consisted of the following:

($000)	2016	2015
Deferred compensation (Note B)	$100,423	$86,073
Restricted cash and investments	54,567	55,913
Other	11,976	10,701
Total	$166,966	$152,687
Property and other long-term assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2016, 2015, and 2014, no impairment charges were recorded.
Store closures. The Company continually reviews the operating performance of individual stores. For stores that are closed, the Company records a liability for future minimum lease payments net of estimated sublease recoveries and related ancillary costs at the time the liability is incurred. The lease loss liability was $1.2 million and $1.8 million, as of January 28, 2017 and January 30, 2016, respectively. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use. The Company closed six stores in both 2016 and 2015.
Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $96.3 million and $100.3 million at January 28, 2017 and January 30, 2016, respectively. The Company includes the change in book cash overdrafts in operating cash flows.
Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of January 28, 2017 and January 30, 2016 consisted of the following:

($000)	2016	2015
Workers’ compensation	$94,920	$93,452
General liability	39,679	39,895
Medical plans	4,899	4,155
Total	$139,498	$137,502
Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.
Other long-term liabilities. Other long-term liabilities as of January 28, 2017 and January 30, 2016 consisted of the following:

($000)	2016	2015
Income taxes	$97,502	$94,194
Deferred compensation (Note G)	100,423	86,073
Deferred rent	67,941	63,241
Tenant improvement allowances	20,554	20,300
Other	4,530	4,360
Total	$290,950	$268,168
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
Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. The Company recognizes income from stored value card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant in fiscal 2016, 2015, and 2014.
Sales tax collected is not recognized as revenue and amounts outstanding are included in Accrued expenses and other in the Consolidated Balance Sheets.

Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in Accrued expenses and other in the Consolidated Balance Sheets. The allowance for sales returns consists of the following:

($000)	Beginning Balance	Additions	Returns	Ending Balance
Year ended:
January 28, 2017	$7,955	$761,350	$(760,899)	$8,406
January 30, 2016	$8,594	$737,727	$(738,366)	$7,955
January 31, 2015	$7,431	$717,040	$(715,877)	$8,594
Store pre-opening. Store pre-opening costs are expensed in the period incurred.
Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2016, 2015, and 2014 were $73.0 million, $77.1 million, and $72.1 million, respectively.
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
In fiscal 2016, 2015, and 2014 there were 2,500, 25,000, and 5,100 weighted average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2016
Shares	392,124	2,834	394,958
Amount	$2.85	$(0.02)	$2.83
2015
Shares	403,034	3,371	406,405
Amount	$2.53	$(0.02)	$2.51
2014
Shares	413,553	4,524	418,077
Amount	$2.24	$(0.03)	$2.21

Comprehensive income. Comprehensive income includes net earnings and components of other comprehensive income (loss), net of tax, consisting of unrealized investment gains or losses.

Recently issued accounting standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for the Company’s annual and interim reporting periods beginning in fiscal 2018. The Company does not expect the adoption of this new guidance to be material to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company's annual and interim reporting periods beginning in fiscal 2019. The Company is currently evaluating the effect adoption of this new guidance will have on its consolidated financial statements. Due to the substantial number of leases that it has, the Company believes this ASU will increase assets and liabilities by the same material amount on its consolidated balance sheet. See Note E for disclosure of the Company's current undiscounted minimum commitments under noncancelable operating leases. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of earnings, stockholders’ equity, and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital); 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; and 3) the option to elect to estimate forfeitures or account for them when they occur. ASU 2016-09 is effective for the Company beginning in the first quarter of 2017. Upon adoption of ASU 2016-09, the Company plans to account for forfeitures as incurred and expects this adoption along with the retrospective impact on its classification of cash flows between operating and financing activities to be immaterial. The Company believes the impact of recording excess tax benefits in income taxes in its consolidated statement of earnings may be material. The magnitude of such impact is dependent upon the Company’s future stock price in relation to the fair value of awards on grant date and the Company’s future grants of stock-based compensation. See Note F for disclosure of the Company's historical accounting treatment of excess tax benefits.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts on the statement of cash flows. The standard also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. ASU 2016-18 is effective for the Company's annual and interim reporting periods beginning in fiscal 2018. The Company does not believe adoption of this ASU will have a significant impact to its consolidated financial statements.

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

The fair value of the Company’s financial instruments as of January 28, 2017 and January 30, 2016 are as follows:

($000)	2016	2015
Cash and cash equivalents (Level 1)	$1,111,599	$761,602

Investments (Level 2)	$1,288	$3,068

Restricted cash and cash equivalents (Level 1)	$64,581	$67,947

Restricted investments
Level 1	$—	$3,736
Level 2	$3,628	$—

Restricted investments in government bonds with a fair value of $3.6 million at January 28, 2017 were transferred from Level 1 into Level 2 due to the market for the identical bonds being inactive.

The underlying assets in the Company’s non-qualified deferred compensation program as of January 28, 2017 and January 30, 2016 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	2016	2015
Level 1	$84,933	$73,633
Level 2	15,490	12,440
Total	$100,423	$86,073

Note C: Stock-Based Compensation

For fiscal 2016, 2015, and 2014, the Company recognized stock-based compensation expense as follows:

($000)	2016	2015	2014
Restricted stock	$38,234	$37,204	$34,729
Performance awards	33,379	31,056	16,003
ESPP	2,941	2,677	2,269
Total	$74,554	$70,937	$53,001

Capitalized stock-based compensation cost was not significant in any year.
No stock options were granted during fiscal 2016, 2015, and 2014. At January 28, 2017, the Company had one active stock-based compensation plan, which is further described in Note H. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Total stock-based compensation recognized in the Company's Consolidated Statements of Earnings for fiscal 2016, 2015, and 2014 is as follows:

Statements of Earnings Classification ($000)	2016	2015	2014
Cost of goods sold	$34,077	$32,922	$27,088
Selling, general and administrative	40,477	38,015	25,913
Total	$74,554	$70,937	$53,001

Note D: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, as of January 28, 2017 and January 30, 2016 consisted of the following:

($000)	2016	2015
6.38% Series A Senior Notes due 2018	$84,939	$84,906
6.53% Series B Senior Notes due 2021	64,902	64,882
3.375% Senior Notes due 2024	246,652	246,237
Total	$396,493	$396,025

As of January 28, 2017, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of January 28, 2017, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of January 28, 2017, the Company was in compliance with these covenants.

As of January 28, 2017 and January 30, 2016, total unamortized discount and debt issuance costs were $3.5 million and $4.0 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $419 million and $423 million as of January 28, 2017 and January 30, 2016, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The following table shows scheduled annual principal payments on Long-term debt:

($000)
2017	$—
2018	$85,000
2019	$—
2020	$—
2021	$65,000
Thereafter	$250,000

The table below shows the components of interest expense and income for fiscal 2016, 2015, and 2014:

($000)	2016	2015	2014
Interest expense on long-term debt	$18,573	$18,568	$12,990
Other interest expense	1,022	1,252	1,230
Capitalized interest	(26)	(6,530)	(10,825)
Interest income	(3,081)	(678)	(411)
Interest expense, net	$16,488	$12,612	$2,984

Revolving credit facility. In April 2016, the Company entered into a new $600 million unsecured revolving credit facility. This credit facility, which replaced the Company's previous $600 million unsecured revolving credit facility, expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company’s option, for up to two additional one year periods, subject to customary conditions. As of January 28, 2017 the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of January 28, 2017, the Company was in compliance with this covenant.
Standby letters of credit and collateral trust. The Company uses standby letters of credit outside of its revolving credit facility in addition to a funded trust to collateralize its insurance obligations. As of January 28, 2017 and January 30, 2016, the Company had $11.6 million and $15.3 million, respectively, in standby letters of credit and $56.6 million and $56.4 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.
Trade letters of credit. The Company had $26.5 million and $32.0 million in trade letters of credit outstanding at January 28, 2017 and January 30, 2016, respectively.

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
The Company leases three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2018 and 2019. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2019. The leases for the two Carlisle, Pennsylvania warehouses contain renewal provisions.

The Company leases approximately 87,000 square feet of office space for its Los Angeles buying office. The lease term for this facility expires in 2017 and contains renewal provisions. In addition, the Company has a ground lease related to its New York buying office.
The aggregate future minimum annual lease payments under leases, including the ground lease related to the New York buying office, in effect at January 28, 2017 are as follows:

($000)	Total operating leases
2017	$490,936
2018	507,976
2019	429,178
2020	349,362
2021	268,224
Thereafter	1,450,539
Total minimum lease payments	$3,496,215
Rent expense, including contingent rent and net of sublease income, was $505.2 million, $473.2 million, and $451.9 million in fiscal 2016, 2015, and 2014, respectively. Contingent rent and sublease income was not significant in any year.

Note F: Taxes on Earnings
The provision for income taxes consisted of the following:

($000)	2016	2015	2014
Current
Federal	$632,872	$497,710	$499,009
State	44,333	37,030	36,547
	677,205	534,740	535,556
Deferred
Federal	(8,350)	55,404	23,452
State	(353)	954	1,634
	(8,703)	56,358	25,086
Total	$668,502	$591,098	$560,642
In fiscal 2016, 2015, and 2014, the Company realized tax benefits of $23.3 million, $42.4 million and $29.8 million, respectively, related to employee equity programs that were recorded in additional paid-in capital.
The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2016	2015	2014
Federal income taxes at the statutory rate	35%	35%	35%
State income taxes (net of federal benefit) and other, net	2%	2%	3%
Total	37%	37%	38%

The components of deferred taxes at January 28, 2017 and January 30, 2016 are as follows:

($000)	2016	2015
Deferred Tax Assets
Accrued liabilities	$71,796	$69,144
Deferred compensation	36,101	29,932
Stock-based compensation	44,865	41,388
Deferred rent	25,221	23,903
State taxes and credits	28,484	21,973
Employee benefits	23,987	22,156
Other	8,223	6,835
Gross Deferred Tax Assets	238,677	215,331
Less: Valuation allowance	(3,730)	—
Deferred Tax Assets	234,947	215,331

Deferred Tax Liabilities
Depreciation	(313,526)	(304,191)
Merchandise inventory	(28,853)	(28,085)
Supplies	(13,418)	(12,559)
Other	(535)	(584)
Deferred Tax Liabilities	(356,332)	(345,419)
Net Deferred Tax Liabilities	$(121,385)	$(130,088)
At the end of fiscal 2016 and 2015, the Company's state tax credit carryforwards for income tax purposes were approximately $22.8 million and $16.1 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2019. The Company has provided a valuation allowance of $3.7 million for deferred tax assets related to state tax credits that are not expected to be realized.
The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2016, 2015, and 2014 are as follows:

($000)	2016	2015	2014
Unrecognized tax benefits - beginning of year	$75,372	$78,116	$80,323
Gross increases:
Tax positions in current period	12,394	14,990	15,441
Tax positions in prior period	2,897	—	—
Gross decreases:
Tax positions in prior periods	(3,231)	(10,589)	(9,432)
Lapse of statute limitations	(6,310)	(4,216)	(5,732)
Settlements	—	(2,929)	(2,484)
Unrecognized tax benefits - end of year	$81,122	$75,372	$78,116
At the end of fiscal 2016, 2015, and 2014, the reserves for unrecognized tax benefits were $98.6 million, $94.2 million, and $101.7 million inclusive of $17.5 million, $18.8 million, and $23.6 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $49.1 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $4.3 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2013 through 2016. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2012 through 2016. Certain federal and state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans
The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $13.9 million, $12.7 million, and $11.4 million in fiscal 2016, 2015, and 2014, respectively.
The Company also has an Incentive Compensation Plan which provides cash awards to key management and employees based on Company and individual performance.
The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $100.4 million and $86.1 million at January 28, 2017 and January 30, 2016, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $100.4 million and $86.1 million at January 28, 2017 and January 30, 2016, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.
In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $8.0 million and $13.2 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016, respectively.
Note H: Stockholders' Equity
Common stock. In February 2017, the Company’s Board of Directors approved a new two-year $1.75 billion stock repurchase program through fiscal 2018.
The following table summarizes the Company’s stock repurchase activity in fiscal 2016, 2015, and 2014:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)
2016	11.6	$60.15	$700
2015	13.7	$51.27	$700
2014	14.8	$37.15	$550
Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.
Dividends. On February 28, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.1600 per common share, payable on March 31, 2017. The Company’s Board of Directors declared cash dividends of $0.1350 per common share in March, May, August, and November 2016, cash dividends of $0.1175 per common share in February, May, August, and November 2015, and cash dividends of $0.1000 per common share in February, May, August, and November 2014.
2008 Equity Incentive Plan. The Ross Stores, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has an initial share reserve of 33.0 million shares of the Company’s common stock, of which 24.0 million shares can be issued as full value awards. The 2008 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of January 28, 2017, there were 12.1 million shares that remained available for grant under the 2008 Plan.
A summary of the stock option activity for fiscal 2016 is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000)
Outstanding at January 30, 2016	310,066	$7.34
Granted	—	—
Exercised	(261,502)	7.18
Forfeited	—	—
Outstanding at January 28, 2017, all vested	48,564	$8.19	0.32	$2,775
As of January 28, 2017, the outstanding and exercisable options to purchase 48,564 shares of common stock had a weighted average exercise price of $8.19 and a weighted average remaining contractual life of 0.32 years.
A summary of restricted stock and performance share award activity for fiscal 2016 is presented below:

	Number of shares (000)	Weighted average grant date fair value
Unvested at January 30, 2016	6,104	$34.87
Awarded	1,537	57.08
Released	(1,916)	27.82
Forfeited	(162)	38.14
Unvested at January 28, 2017	5,563	$43.19
The market value of shares of restricted stock and of the stock underlying restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years. The unamortized compensation expense at January 28, 2017 and January 30, 2016 was $101.6 million and $94.5 million, respectively, which is expected to be recognized over a weighted average remaining period of 1.8 years. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2016 (or $65.33), was $363.4 million. A total of 12.1 million, 12.7 million, and 13.3 million shares were available for new restricted stock awards at the end of fiscal 2016, 2015, and 2014, respectively. During fiscal 2016, 2015, and 2014, shares purchased by the Company for tax withholding totaled 0.7 million, 1.3 million, and 1.1 million shares, respectively, and are considered treasury shares which are available for reissuance. As of January 28, 2017 and January 30, 2016, the Company held 11.8 million and 11.1 million shares of treasury stock, respectively.
Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock or restricted stock units on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock or units then vest over a service period, generally two to three years from the date the performance award was granted. The release of shares related to restricted stock units earned is deferred generally for one year from the date earned. The Company issued approximately 682,000, 601,000, and 607,000 shares in settlement of the fiscal 2016, 2015, and 2014 awards.
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
During fiscal 2016, 2015, and 2014, employees purchased approximately 0.3 million, 0.4 million, and 0.4 million shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $51.86, $43.16, and $32.18, respectively. Through January 28, 2017, approximately 39.4 million shares had been issued under this plan and 5.6 million shares remained available for future issuance.
Note I: Related Party Transactions
The Company has a consulting agreement with Norman Ferber, its Chairman Emeritus of the Board of Directors, under which the Company pays him an annual consulting fee of $1.5 million through May 2018. In addition, the agreement provides for administrative support and health and other benefits for him and his dependents, which totaled approximately $0.4 million, $0.3 million, and $0.3 million in fiscal 2016, 2015, and 2014, respectively, along with amounts to cover premiums through May 2018 on a life insurance policy with a death benefit of $2.0 million. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.
Robert Ferber, the son of Norman Ferber, is a buyer with the Company. The Company paid Robert Ferber compensation including salary and bonus of approximately $148,000, $131,000, and $133,000 in fiscal 2016, 2015, and 2014, respectively.
Note J: Litigation, Claims, and Assessments
Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of January 28, 2017.
The Company is also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against the Company may include commercial, product and product safety, consumer, intellectual property, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that the Company violated federal, state, and/or local laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.
In the opinion of management, the resolution of pending class action litigation and other currently pending legal and regulatory proceedings will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note K: Quarterly Financial Data (Unaudited)
Summarized quarterly financial information for fiscal 2016 and 2015 is presented in the tables below.
Year ended January 28, 2017:

	Quarter Ended
($000, except per share data)	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Sales	$3,088,995	$3,180,917	$3,086,687	$3,510,158

Cost of goods sold	2,176,205	2,251,845	2,206,092	2,539,563
Selling, general and administrative	436,924	469,511	490,171	493,802
Interest expense, net	4,364	4,213	4,156	3,755
Total costs and expenses	2,617,493	2,725,569	2,700,419	3,037,120
Earnings before taxes	471,502	455,348	386,268	473,038
Provision for taxes on earnings	180,868	173,442	141,722	172,470
Net earnings	$290,634	$281,906	$244,546	$300,568

Earnings per share – basic[1]	$0.73	$0.72	$0.63	$0.77
Earnings per share – diluted[1]	$0.73	$0.71	$0.62	$0.77
Cash dividends declared per share
on common stock	$0.1350	$0.1350	$0.1350	$0.1350
Stock price
High	$59.30	$61.98	$65.06	$69.53
Low	$52.56	$52.34	$60.68	$61.28

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ross Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of January 28, 2017 and January 30, 2016, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 2017. We also have audited the Company's internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ross Stores, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 /s/DELOITTE & TOUCHE LLP

San Francisco, California
March 28, 2017

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 28, 2017.
Our internal control over financial reporting as of January 28, 2017 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 28, 2017, which is included in Item 8 in this Annual Report on Form 10-K.
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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 17, 2017 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”
Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Executive Chairman; Chief Executive Officer; Chief Operating Officer; Chief Merchandising Officer; Chief Development Officer; Executive Vice President, Finance and Legal; Chief Financial Officer; Group Vice President, Controller; Group Vice President, Finance and Treasurer; Vice President, Accounting and Assistant Controller; Vice President Finance (FP&A); Vice President Tax; Assistant Treasurer; Investor and Media Relations personnel; and other positions that may be designated by the Company. This Code of Ethics is posted on our corporate website (www.rossstores.com) under Corporate Governance in the Investors Section. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 28, 2017:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))[1]
Equity compensation plans
approved by security holders	49	[2]	$8.19	17,737	[3]
Equity compensation plans not
approved by security holders	—		—	—
Total	49		$8.19	17,737

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

3 Includes 5.6 million shares reserved for issuance under the Employee Stock Purchase Plan and 12.1 million shares reserved for issuance under the 2008 Equity Incentive Plan.

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
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended January 28, 2017, January 30, 2016, and January 31, 2015.
Consolidated Statements of Comprehensive Income for the years ended January 28, 2017, January 30, 2016, and January 31, 2015.
Consolidated Balance Sheets at January 28, 2017 and January 30, 2016.
Consolidated Statements of Stockholders' Equity for the years ended January 28, 2017, January 30, 2016, and January 31, 2015.
Consolidated Statements of Cash Flows for the years ended January 28, 2017, January 30, 2016, and January 31, 2015.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Barbara Rentler
Date:	March 28, 2017		Barbara Rentler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Barbara Rentler	Chief Executive Officer, Director	March 28, 2017
Barbara Rentler

/s/Michael J. Hartshorn	Group Senior Vice President, Chief Financial Officer,	March 28, 2017
Michael J. Hartshorn	and Principal Accounting Officer

/s/Michael Balmuth	Executive Chairman of the Board, Director	March 28, 2017
Michael Balmuth

/s/K. Gunnar Bjorklund	Director	March 28, 2017
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 28, 2017
Michael J. Bush

/s/Norman A. Ferber	Chairman Emeritus of the Board, Director	March 28, 2017
Norman A. Ferber

/s/Sharon D. Garrett	Director	March 28, 2017
Sharon D. Garrett

/s/Stephen D. Milligan	Director	March 28, 2017
Stephen D. Milligan

/s/G. Orban	Director	March 28, 2017
George P. Orban

/s/Michael O'Sullivan	President and Chief Operating Officer, Director	March 28, 2017
Michael O'Sullivan

/s/Larry S. Peiros	Director	March 28, 2017
Lawrence S. Peiros

/s/G. L. Quesnel	Director	March 28, 2017
Gregory L. Quesnel

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1
Certificate of Incorporation of Ross Stores, Inc. as amended (Corrected First Restated Certificate of Incorporation, dated March 17, 1999, together with amendments thereto through Amendment of Certificate of Incorporation dated May 29, 2015) incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2017).
4.1	Note Purchase Agreement dated October 17, 2006, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2006.
4.2
Officers’ Certificate, dated as of September 18, 2014, establishing the terms and form of the Notes, incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores on September 18, 2014.

4.3	Form of the 3.375% Senior Notes Due 2024, included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores on September 18, 2014.
4.4
Indenture, dated as of September 18, 2014, between Ross Stores, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Ross Stores on September 18, 2014.

10.1
Revolving Credit Agreement dated April 1, 2016 among Ross Stores, Inc. and various lenders, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2016.

10.2
Underwriting Agreement, dated as of September 15, 2014, by and among Ross Stores, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the 8-K filed by Ross Stores on September 18, 2014.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.3 - 10.38)
10.3
Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan (amended and restated on March 11, 2015), incorporated by reference to Exhibit 10.1 filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

10.4	Ross Stores Executive Medical Plan, incorporated by reference to Exhibit 10.9 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.
10.5	Ross Stores Executive Dental Plan, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 1999.
10.6
Third Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan effective December 31, 2008, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2011.

10.7
Second Amended and Restated Ross Stores, Inc. Incentive Compensation Plan (as amended effective May 18, 2016), incorporated by reference Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. on July 30, 2016.

10.8
Second Amendment to the Ross Stores, Inc. 2004 Equity Incentive Plan effective March 22, 2007, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2007.

10.9
Form of Stock Option Agreement for Non-Employee Directors for options granted pursuant to Ross Stores, Inc. 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2005.

10.10
Ross Stores, Inc. 2008 Equity Incentive Plan (as amended through May 21, 2014), incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.11
Form of Nonemployee Director Equity Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Ross Stores, Inc. on May 23, 2008.

10.12	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.
10.13	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.
10.14	Form of Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.
10.15
Form of Notice of Grant of Performance Shares and Performance Share Agreement under the Ross Stores, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2011.

10.16	Form of Performance Shares Grant Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.
10.17
Form of Indemnity Agreement between Ross Stores, Inc. for Directors and Executive Officers, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2013.

10.18	Form of Executive Employment Agreement, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.
10.19	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.
10.20	Forms of Amendment to Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.
10.21	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2016.

10.22
Amended and Restated Independent Contractor Consultancy Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2010.

10.23
Amended Independent Contractor Consultancy Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.52 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.24
Amendment to Independent Contractor Consultancy Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.25
Amended and Restated Retirement Benefit Package Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.48 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.26
Amended Retirement Benefits Package Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.53 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.27
Amendment to Retirement Benefit Package Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.28
Third Amendment to Retirement Benefit Package Agreement effective January 1, 2016 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.39 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.29
Employment Agreement effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.30
First Amendment to Employment Agreement between Michael Balmuth and Ross Stores, Inc. dated March 15, 2015, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

10.31
Second Amendment to Employment Agreement effective January 1, 2016 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.49 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.32
Third Amendment to the Employment Agreement effective May 18, 2016 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2016.

10.33
Executive Employment Agreement effective June 1, 2014 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2014.

10.34
Amendment to Executive Employment Agreement effective March 16, 2015 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.35
Executive Employment Agreement effective June 1, 2014 between Michael O'Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2014.

10.36
Amendment to Executive Employment Agreement effective March 16, 2015 between Michael O'Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.37
Executive Employment Agreement effective March 16, 2015 between Michael Hartshorn and Ross Stores, Inc., incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.38
Executive Employment Agreement effective December 7, 2015 between Brian Morrow and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2016.

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