Form 10-Q
period 2017-04-29
ROSS STORES INC
filed 2017-06-07
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 17, 2017 was 389,182,128.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except stores and per share data, unaudited)	April 29, 2017	April 30, 2016
Sales	$3,306,429	$3,088,995

Costs and Expenses
Cost of goods sold	2,329,966	2,176,205
Selling, general and administrative	474,819	436,924
Interest expense, net	3,169	4,364
Total costs and expenses	2,807,954	2,617,493

Earnings before taxes	498,475	471,502
Provision for taxes on earnings	177,457	180,868
Net earnings	$321,018	$290,634

Earnings per share
Basic	$0.83	$0.73
Diluted	$0.82	$0.73

Weighted average shares outstanding (000)
Basic	386,433	395,799
Diluted	389,730	398,812

Dividends
Cash dividends declared per share	$0.1600	$0.1350

Stores open at end of period	1,561	1,473
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	April 29, 2017	April 30, 2016
Net earnings	$321,018	$290,634

Other comprehensive (loss) income:
Change in unrealized loss on investments, net of tax	(16)	(12)
Comprehensive income	$321,002	$290,622
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	April 29, 2017	January 28, 2017	April 30, 2016
Assets
Current Assets
Cash and cash equivalents	$1,244,219	$1,111,599	$910,025
Short-term investments	—	—	1,727
Accounts receivable	100,840	75,154	96,244
Merchandise inventory	1,594,760	1,512,886	1,498,449
Prepaid expenses and other	124,916	113,410	122,678
Total current assets	3,064,735	2,813,049	2,629,123

Property and Equipment
Land and buildings	1,102,815	1,101,334	1,090,045
Fixtures and equipment	2,460,765	2,421,645	2,276,885
Leasehold improvements	1,012,016	998,508	938,488
Construction-in-progress	63,759	69,767	64,158
	4,639,355	4,591,254	4,369,576
Less accumulated depreciation and amortization	2,330,666	2,263,206	2,051,120
Property and equipment, net	2,308,689	2,328,048	2,318,456

Long-term investments	1,267	1,288	1,333
Other long-term assets	178,284	166,966	165,265
Total assets	$5,552,975	$5,309,351	$5,114,177

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,178,029	$1,021,735	$1,056,257
Accrued expenses and other	418,846	398,126	382,107
Accrued payroll and benefits	209,138	316,492	201,830
Income taxes payable	131,710	16,153	110,702
Total current liabilities	1,937,723	1,752,506	1,750,896

Long-term debt	396,611	396,493	396,142
Other long-term liabilities	309,339	290,950	286,897
Deferred income taxes	131,556	121,385	140,801

Commitments and contingencies

Stockholders’ Equity
Common stock	3,894	3,919	4,001
Additional paid-in capital	1,234,828	1,215,715	1,159,933
Treasury stock	(311,594)	(272,846)	(266,452)
Accumulated other comprehensive income	75	91	170
Retained earnings	1,850,543	1,801,138	1,641,789
Total stockholders’ equity	2,777,746	2,748,017	2,539,441
Total liabilities and stockholders’ equity	$5,552,975	$5,309,351	$5,114,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	April 29, 2017	April 30, 2016
Cash Flows From Operating Activities
Net earnings	$321,018	$290,634
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	75,820	73,878
Stock-based compensation	20,238	17,716
Deferred income taxes	10,847	10,713
Change in assets and liabilities:
Merchandise inventory	(81,874)	(79,345)
Other current assets	(37,168)	(29,150)
Accounts payable	162,788	123,886
Other current liabilities	41,900	54,415
Other long-term, net	7,269	6,333
Net cash provided by operating activities	520,838	469,080

Cash Flows From Investing Activities
Additions to property and equipment	(75,971)	(79,724)
Increase in restricted cash and investments	(60)	(44)
Net cash used in investing activities	(76,031)	(79,768)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	—	20,538
Issuance of common stock related to stock plans	4,404	5,500
Treasury stock purchased	(38,754)	(36,933)
Repurchase of common stock	(215,042)	(175,758)
Dividends paid	(62,795)	(54,236)
Net cash used in financing activities	(312,187)	(240,889)

Net increase in cash and cash equivalents	132,620	148,423

Cash and cash equivalents:
Beginning of period	1,111,599	761,602
End of period	$1,244,219	$910,025

Supplemental Cash Flow Disclosures
Interest paid	$4,219	$4,219
Income taxes paid	$46,519	$26,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended April 29, 2017 and April 30, 2016
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of April 29, 2017 and April 30, 2016, the results of operations and comprehensive income for the three month periods ended April 29, 2017 and April 30, 2016, and cash flows for the three month periods ended April 29, 2017 and April 30, 2016. The Condensed Consolidated Balance Sheet as of January 28, 2017, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note A to the audited consolidated financial statements for the fiscal year ended January 28, 2017. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 28, 2017.

The results of operations and comprehensive income for the three month periods ended April 29, 2017 and April 30, 2016 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheets as of April 29, 2017, January 28, 2017, and April 30, 2016:

Restricted Assets ($000)	April 29, 2017	January 28, 2017	April 30, 2016
Prepaid expenses and other	$13,653	$13,642	$15,778
Other long-term assets	54,612	54,567	55,940
Total	$68,265	$68,209	$71,718

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of April 29, 2017 and April 30, 2016, the Company had $6.3 million and $5.6 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Cash Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company's Board of Directors declared a cash dividend of $0.1600 per common share in February 2017 and $0.1350 per common share in March, May, August, and November 2016, respectively.

In May 2017, the Company's Board of Directors declared a cash dividend of $0.1600 per common share, payable on June 30, 2017.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of April 29, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company's annual and interim reporting periods beginning in fiscal 2019. The Company is currently evaluating the effect adoption of this new guidance will have on its consolidated financial statements. Due to the substantial number of leases that it has, the Company believes this ASU will increase assets and liabilities by the same material amount on its consolidated balance sheet. The Company's current undiscounted minimum commitments under noncancelable operating leases is approximately $3.5 billion. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of earnings, stockholders’ equity, and cash flows.

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

Recently adopted accounting standards. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital); 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; and 3) the option to elect to estimate forfeitures or account for them when they occur. The impact of recording excess tax benefits in income taxes in the Condensed Consolidated Statement of Earnings may be material depending upon the Company's future stock price on vest date in relation to the fair value of awards on grant date and the Company's future grants of stock-based compensation.

The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively, except for forfeitures which it adopted on a modified retrospective basis. Accordingly, prior periods have not been adjusted. As a result of adoption, the Company recognized $13.2 million of excess tax benefits related to share-based payments which reduced its provision for income taxes for the three month period ended April 29, 2017. These items were historically recorded in additional paid-in capital. The Company also presented cash flows related to excess tax benefits as an operating activity in the Condensed Consolidated Statement of Cash Flows for the three month period ended April 29, 2017 and elected to account for forfeitures as incurred, beginning in the three months ended April 29, 2017. The impact of this accounting policy election for forfeitures was a cumulative-effect adjustment to decrease retained earnings by $1.1 million, net of tax, as of January 29, 2017.

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

There were no transfers between Level 1 and Level 2 categories during the three month period ended April 29, 2017. The fair value of the Company’s financial instruments are as follows:

($000)	April 29, 2017	January 28, 2017	April 30, 2016
Cash and cash equivalents (Level 1)	$1,244,219	$1,111,599	$910,025

Investments (Level 2)	$1,267	$1,288	$3,060

Restricted cash and cash equivalents (Level 1)	$64,664	$64,581	$67,998

Restricted investments
Level 1	$—	$—	$3,720
Level 2	$3,601	$3,628	$—

The underlying assets in the Company’s non-qualified deferred compensation program as of April 29, 2017, January 28, 2017, and April 30, 2016 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	April 29, 2017	January 28, 2017	April 30, 2016
Level 1	$95,359	$84,933	$81,285
Level 2	16,345	15,490	15,519
Total	$111,704	$100,423	$96,804

Note C: Stock-Based Compensation

Stock-based compensation. For the three month periods ended April 29, 2017 and April 30, 2016, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	April 29, 2017	April 30, 2016
Restricted stock	$10,701	$9,065
Performance awards	8,783	7,949
Employee stock purchase plan	754	702
Total	$20,238	$17,716

Total stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Earnings for the three month periods ended April 29, 2017 and April 30, 2016 is as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	April 29, 2017	April 30, 2016
Cost of goods sold	$9,795	$7,830
Selling, general and administrative	10,443	9,886
Total	$20,238	$17,716

The tax benefit related to stock-based compensation expense for the three month periods ended April 29, 2017 and April 30, 2016 was $7.0 million and $6.1 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three month periods ended April 29, 2017 and April 30, 2016, shares purchased by the Company for tax withholding totaled 576,813 and 636,997, respectively, and are considered treasury shares which are available for reissuance.

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

As of April 29, 2017, shares related to unvested restricted stock and performance share awards totaled 5.3 million shares. A summary of restricted stock and performance share award activity for the three month period ended April 29, 2017 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 28, 2017	5,563	$43.19
Awarded	1,103	65.75
Released	(1,327)	38.23
Forfeited	(20)	51.64
Unvested at April 29, 2017	5,319	$49.82

The unamortized compensation expense at April 29, 2017 was $144.6 million which is expected to be recognized over a weighted-average remaining period of 2.4 years. The unamortized compensation expense at April 30, 2016 was $130.2 million, which was expected to be recognized over a weighted-average remaining period of 2.4 years.

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

Stock option activity. A summary of the stock option activity for the three month period ended April 29, 2017 is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000)
Outstanding at January 28, 2017	48,564	$8.19
Granted	—	—
Exercised	(16,188)	8.19
Forfeited	—	—
Outstanding at April 29, 2017, all vested	32,376	$8.19	0.07	$1,839

No stock options were granted during the three month periods ended April 29, 2017 and April 30, 2016.

As of April 29, 2017, the outstanding and exercisable options to purchase 32,376 shares of common stock had a weighted average exercise price of $8.19 and a weighted average remaining contractual life of 0.07 years. These remaining stock options were exercised in May 2017.

2017 Equity Incentive Plan. At the Company's Annual Meeting on May 17, 2017, stockholders approved the Ross Stores, Inc. 2017 Equity Incentive Plan ("2017 Plan") which replaced the Company's 2008 Equity Incentive Plan ("Predecessor Plan"). The 2017 Plan, which was authorized to issue a maximum of 12.0 million shares, was immediately effective upon approval and no further awards were granted under the Predecessor Plan, which was terminated.

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

For the three month period ended April 29, 2017, no weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented. For the three month period ended April 30, 2016, approximately 300 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
April 29, 2017
Shares	386,433	3,297	389,730
Amount	$0.83	$(0.01)	$0.82

April 30, 2016
Shares	395,799	3,013	398,812
Amount	$0.73	$—	$0.73

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	April 29, 2017	January 28, 2017	April 30, 2016
6.38% Series A Senior Notes due 2018	$84,947	$84,939	$84,914
6.53% Series B Senior Notes due 2021	64,907	64,902	64,887
3.375% Senior Notes due 2024	246,757	246,652	246,341
Total	$396,611	$396,493	$396,142

As of April 29, 2017, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of April 29, 2017, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of April 29, 2017, the Company was in compliance with these covenants.

As of April 29, 2017, January 28, 2017, and April 30, 2016, total unamortized discount and debt issuance costs were $3.4 million, $3.5 million, and $3.9 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $421 million, $419 million, and $431 million as of April 29, 2017, January 28, 2017, and April 30, 2016, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three month periods ended April 29, 2017 and April 30, 2016:

	Three Months Ended
($000)	April 29, 2017	April 30, 2016
Interest expense on long-term debt	$4,644	$4,643
Other interest expense	269	323
Capitalized interest	(62)	(4)
Interest income	(1,682)	(598)
Interest expense, net	$3,169	$4,364

Revolving credit facility. The Company's $600 million unsecured revolving credit facility expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company’s option, for an additional one year period, subject to customary conditions. As of April 29, 2017, the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of April 29, 2017, the Company was in compliance with this covenant.

Note F: Taxes on Earnings

In the first quarter of 2017, the excess tax benefits related to stock-based compensation of $13.2 million were recognized as a reduction to the provision for taxes on earnings as a result of the adoption of ASU 2016-09. Please refer to Note A for more details regarding the adoption of ASU 2016-09.

As of April 29, 2017, January 28, 2017, and April 30, 2016, the reserves for unrecognized tax benefits were $103.2 million, $98.6 million, and $100.1 million inclusive of $18.7 million, $17.5 million, and $20.3 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $52.1 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $3.1 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of April 29, 2017 and April 30, 2016, and the related condensed consolidated statements of earnings and comprehensive income for the three month periods ended April 29, 2017 and April 30, 2016 and of cash flows for the three month periods ended April 29, 2017 and April 30, 2016. These interim financial statements are the responsibility of the Company's management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ross Stores, Inc. and subsidiaries as of January 28, 2017, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 7, 2017

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption "Forward-Looking Statements" and in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for 2016. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2016. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,363 locations in 37 states, the District of Columbia and Guam as of April 29, 2017. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 198 dd’s DISCOUNTS stores in 15 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three month periods ended April 29, 2017 and April 30, 2016:

	Three Months Ended
	April 29, 2017	April 30, 2016
Sales
Sales (millions)	$3,306	$3,089
Sales growth	7.0%	5.1%
Comparable store sales growth	3%	2%

Costs and expenses (as a percent of sales)
Cost of goods sold	70.5%	70.5%
Selling, general and administrative	14.3%	14.1%
Interest expense, net	0.1%	0.1%

Earnings before taxes (as a percent of sales)	15.1%	15.3%

Net earnings (as a percent of sales)	9.7%	9.4%

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

	Three Months Ended
Store Count	April 29, 2017	April 30, 2016
Beginning of the period	1,533	1,446
Opened in the period	28	28
Closed in the period	—	(1)
End of the period	1,561	1,473

Sales. Sales for the three month period ended April 29, 2017 increased $217 million, or 7.0%, compared to the three month period ended April 30, 2016, due to the opening of 88 net new stores between April 30, 2016 and April 29, 2017 and a 3% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Our sales mix for the three month periods ended April 29, 2017 and April 30, 2016 is shown below:

	Three Months Ended
	April 29, 2017	April 30, 2016
Ladies	29%	29%
Home Accents and Bed and Bath	25%	24%
Shoes	14%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	12%	13%
Men's	12%	12%
Children's	8%	8%
Total	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three month period ended April 29, 2017, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended April 29, 2017 increased $154 million compared to the same period in the prior year, mainly due to increased sales from the opening of 88 net new stores and a 3% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended April 29, 2017 was flat compared to the same period in the prior year. Merchandise margins improved by 15 basis points and distribution and occupancy costs declined by 15 and five basis points, respectively. These improvements were offset by a 35 basis point increase in freight expenses.

We cannot be sure that the gross profit margins realized for the three month period ended April 29, 2017 will continue in the future.

Selling, general and administrative expenses. For the three month period ended April 29, 2017, selling, general and administrative expenses ("SG&A") increased $38 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 88 net new stores between April 30, 2016 and April 29, 2017.

Selling, general and administrative expenses as a percentage of sales for the three month period ended April 29, 2017 increased approximately 20 basis points from the same period mainly due to higher wages.

Interest expense, net. Net interest expense as a percentage of sales for the three month period ended April 29, 2017 decreased compared to the same period in the prior year primarily due to an increase in interest income.

Interest expense for the three month periods ended April 29, 2017 and April 30, 2016 consists of the following:

	Three Months Ended
($000)	April 29, 2017	April 30, 2016
Interest expense on long-term debt	$4,644	$4,643
Other interest expense	269	323
Capitalized interest	(62)	(4)
Interest income	(1,682)	(598)
Interest expense, net	$3,169	$4,364

Taxes on earnings. Our effective tax rate for the three month periods ended April 29, 2017 and April 30, 2016 was approximately 36% and 38%, respectively. The decrease in effective tax rate was primarily due to the recognition of excess tax benefits from stock-based compensation as a reduction to the provision for taxes on earnings upon the adoption of ASU 2016-09 (see Note A). The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2017 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for the three month period ended April 29, 2017 was higher compared to the same period in the prior year primarily due to the decrease in effective tax rate upon the adoption of ASU 2016-09 (see Note A).

Earnings per share. Diluted earnings per share for the three month period ended April 29, 2017 was $0.82 compared to $0.73 for the three month period ended April 30, 2016. The increase in diluted earnings per share for the three month period ended April 29, 2017 is attributable to an increase in net earnings and a 2% reduction in weighted average diluted shares outstanding due to the stock repurchase program.

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

	Three Months Ended
($000)	April 29, 2017	April 30, 2016
Cash provided by operating activities	$520,838	$469,080
Cash used in investing activities	(76,031)	(79,768)
Cash used in financing activities	(312,187)	(240,889)
Net increase in cash and cash equivalents	$132,620	$148,423

Operating Activities

Net cash provided by operating activities was $520.8 million and $469.1 million for the three month periods ended April 29, 2017 and April 30, 2016, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the three month period ended April 29, 2017, compared to the same period in the prior year was primarily driven by the timing of merchandise receipts and related payments versus last year, and by higher earnings. The timing of merchandise receipts and related payments versus last year resulted in higher accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 74%, 68%, and 70% as of April 29, 2017, January 28, 2017, and April 30, 2016, respectively.

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

Changes in packaway inventory levels impact our operating cash flow. As of April 29, 2017, packaway inventory was 46% of total inventory compared to 49% at the end of fiscal 2016. As of April 30, 2016, packaway inventory was 46% of total inventory compared to 47% at the end of fiscal 2015.

Investing Activities

Net cash used in investing activities was $76.0 million and $79.8 million for the three month periods ended April 29, 2017 and April 30, 2016, respectively. The decrease in cash used for investing activities for the three month period ended April 29, 2017, compared to the three month period ended April 30, 2016 was primarily due to a reduction in our capital expenditures.

Our capital expenditures were $76.0 million and $79.7 million for the three month periods ended April 29, 2017 and April 30, 2016, respectively. Our capital expenditures include costs to open new stores and improve existing stores; build, expand, and improve distribution centers; and for various other expenditures related to our information technology systems, and our buying and corporate offices.

We are forecasting approximately $400 million in capital expenditures for fiscal year 2017 to fund costs for fixtures and leasehold improvements to open new stores and improve existing stores; build, expand, and improve distribution centers; and for various other expenditures related to our information technology systems, and our buying and corporate offices. We expect to fund capital expenditures with available cash and cash flows from operations.

Financing Activities

Net cash used in financing activities was $312.2 million and $240.9 million for the three month periods ended April 29, 2017 and April 30, 2016, respectively. For the three month periods ended April 29, 2017 and April 30, 2016, our liquidity and capital requirements were provided by available cash and cash flows from operations. The increase in cash used for financing activities for the three month period ended April 29, 2017, compared to the three month period ended April 30, 2016 was primarily due to an increase in the repurchase of our common stock under our stock repurchase program and due to the adoption of ASU 2016-09 (see Note A) which resulted in the excess tax benefits related to share-based payments presented prospectively in the 2017 fiscal period as an operating activity in our condensed consolidated statement of cash flows.

We repurchased 3.3 million and 3.1 million shares of common stock for aggregate purchase prices of approximately $215.0 million and $175.8 million during the three month periods ended April 29, 2017 and April 30, 2016. We also acquired 0.6 million and 0.6 million shares of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $38.8 million and $36.9 million during the three month periods ended April 29, 2017 and April 30, 2016, respectively. In February 2017, our Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018.

For the three month periods ended April 29, 2017 and April 30, 2016, we paid cash dividends of $62.8 million and $54.2 million, respectively.

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

We have a $600 million unsecured revolving credit facility which expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for an additional one year period, subject to customary conditions. As of April 29, 2017, we had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of April 29, 2017, we were in compliance with this covenant.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of April 29, 2017:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$85,000	$65,000	$250,000	$400,000
Interest payment obligations	18,105	30,787	25,364	21,094	95,350
Operating leases (rent obligations)	491,612	928,011	611,785	530,590	2,561,998
New York buying office ground lease²	6,418	12,835	12,835	944,547	976,635
Purchase obligations	2,301,026	19,650	3,910	1,130	2,325,716
Total contractual obligations	$2,817,161	$1,076,283	$718,894	$1,747,361	$6,359,699

1We have a $102.0 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a total 99-year ground lease.

Senior notes. As of April 29, 2017, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of April 29, 2017 we also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of April 29, 2017, we were in compliance with these covenants.

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

Purchase obligations. As of April 29, 2017, we had purchase obligations of approximately $2,326 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of April 29, 2017, January 28, 2017, and April 30, 2016, we had $11.6 million, $11.6 million, and $15.3 million, respectively, in standby letters of credit outstanding and $56.7 million, $56.6 million and $56.5 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $18.1 million, $26.5 million, and $27.9 million in trade letters of credit outstanding at April 29, 2017, January 28, 2017, and April 30, 2016, respectively.

Dividends. In May 2017, our Board of Directors declared a cash dividend of $0.1600 per common share, payable on June 30, 2017.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2017, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 28, 2017; however, in conjunction with our adoption of ASU 2016-09, we elected to change from estimating forfeitures on stock-based awards to accounting for forfeitures as incurred. See further discussion with "Recently adopted accounting standards" below.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for our annual and interim reporting periods beginning in fiscal 2019. We are currently evaluating the effect adoption of this new guidance will have on our consolidated financial statements. Due to the substantial number of leases that we have, we believe this ASU will increase assets and liabilities by the same material amount on our consolidated balance sheet. Our current undiscounted minimum commitments under noncancelable operating leases is approximately $3.5 billion. We do not believe adoption of this ASU will have a significant impact to our consolidated statements of earnings, stockholders’ equity, and cash flows.

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

Recently adopted accounting standards. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital); 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; and 3) the option to elect to estimate forfeitures or account for them when they occur. The impact of recording excess tax benefits in income taxes in the Condensed Consolidated Statement of Earnings may be material, depending upon our future stock price on vest date in relation to the fair value of awards on grant date and our future grants of stock-based compensation.

We adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively, except for forfeitures which we adopted on a modified retrospective basis. Accordingly, prior periods have not been adjusted. As a result of adoption, we recognized $13.2 million of excess tax benefits related to share-based payments which reduced our provision for income taxes for the three month period ended April 29, 2017. These items were historically recorded in additional paid-in capital. We also presented cash flows related to excess tax benefits as an operating activity in the Condensed Consolidated Statement of Cash Flows for the three month period ended April 29, 2017 and elected to account for forfeitures as incurred, beginning in the three months ended April 29, 2017. The impact of this accounting policy election for forfeitures was a cumulative-effect adjustment to decrease retained earnings by $1.1 million, net of tax, as of January 29, 2017.

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

Future economic and industry trends that could potentially impact revenue, profitability, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations and projections. Such risks are not limited to but may include:

•	Competitive pressures in the apparel and home-related merchandise retailing industry, which are high.

•	Unexpected changes in the level of consumer spending on or preferences for apparel and home-related merchandise, which could adversely affect us.

•	Unseasonable weather that may affect shopping patterns and consumer demand for seasonal apparel and other merchandise.

•	Impacts from the macro-economic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income.

•	Our need to effectively manage our inventories, markdowns, and inventory shortage in order to achieve our planned gross margins.

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

•	Disruptions in our supply chain or in our information systems that could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.

•	Our need to obtain acceptable new store sites with favorable consumer demographics to achieve our planned growth.

•	Our need to expand in existing markets and enter new geographic markets in order to achieve growth.

•	Consumer problems or legal issues involving the quality, safety, or authenticity of products we sell, which could harm our reputation, result in lost sales, and/or increase our costs.

•	An adverse outcome in various legal, regulatory, or tax matters that could increase our costs.

•	Damage to our corporate reputation or brands that could adversely affect our sales and operating results.

•	Our need to continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies.

•	Our need to effectively advertise and market our business.

•	Risks associated with selling and importing merchandise produced in other countries.

•	Changes in U.S. tax or tariff policy regarding apparel and home-related merchandise produced in other countries, which could adversely affect our business.

•	Possible volatility in our revenues and earnings.

•	A natural or man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center that could harm our business.

•	Our need to maintain sufficient liquidity to support our continuing operations, our new store and distribution center growth plans, and our stock repurchase program and quarterly dividends.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of April 29, 2017.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of April 29, 2017, we had no borrowings outstanding under our revolving credit facility.

We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrue interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrue interest at 6.53%. The amount outstanding under these notes as of April 29, 2017 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended April 29, 2017. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2017 first fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 for a description of the risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2017 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(1/29/2017 - 2/25/2017)	2,092	$67.48	—	$1,750,000
March
(2/26/2017 - 4/01/2017)	2,231,187	$66.70	1,657,517	$1,639,700
April
(4/02/2017 - 4/29/2017)	1,632,708	$64.21	1,631,657	$1,535,000
Total	3,865,987	$65.65	3,289,174	$1,535,000

1We acquired 576,813 shares of treasury stock during the quarter ended April 29, 2017. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2In February 2017, our Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018.

ITEM 6. EXHIBITS

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 7, 2017	By:	/s/Michael J. Hartshorn
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

3.2
Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2017), incorporated by reference to Exhibit 3.2 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2017.

10.1	Forms of Executive Employment Agreement for Executive Officers

10.2	Employment Agreement effective March 16, 2017 between Michael O'Sullivan and Ross Stores, Inc.

10.3	Employment Agreement effective March 16, 2017 between Michael Hartshorn and Ross Stores, Inc.

10.4	Fourth Amendment to the Employment Agreement effective April 15, 2017 between Michael Balmuth and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 7, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase