Form 10-Q
period 2017-07-29
ROSS STORES INC
filed 2017-09-06
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 16, 2017 was 385,592,082.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
($000, except stores and per share data, unaudited)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Sales	$3,431,603	$3,180,917	$6,738,032	$6,269,912

Costs and Expenses
Cost of goods sold	2,420,942	2,251,845	4,750,908	4,428,050
Selling, general and administrative	498,276	469,511	973,095	906,435
Interest expense, net	2,341	4,213	5,510	8,577
Total costs and expenses	2,921,559	2,725,569	5,729,513	5,343,062

Earnings before taxes	510,044	455,348	1,008,519	926,850
Provision for taxes on earnings	193,505	173,442	370,962	354,310
Net earnings	$316,539	$281,906	$637,557	$572,540

Earnings per share
Basic	$0.83	$0.72	$1.66	$1.45
Diluted	$0.82	$0.71	$1.64	$1.44

Weighted average shares outstanding (000)
Basic	383,011	393,568	384,722	394,684
Diluted	385,571	395,930	387,657	397,381

Dividends
Cash dividends declared per share	$0.1600	$0.1350	$0.3200	$0.2700

Stores open at end of period	1,589	1,501	1,589	1,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
($000, unaudited)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net earnings	$316,539	$281,906	$637,557	$572,540

Other comprehensive (loss) income:
Change in unrealized loss on investments, net of tax	(16)	(11)	(32)	(23)
Comprehensive income	$316,523	$281,895	$637,525	$572,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	July 29, 2017	January 28, 2017	July 30, 2016
Assets
Current Assets
Cash and cash equivalents	$1,150,932	$1,111,599	$927,718
Short-term investments	—	—	1,213
Accounts receivable	103,359	75,154	97,139
Merchandise inventory	1,608,333	1,512,886	1,560,209
Prepaid expenses and other	141,793	113,410	127,401
Total current assets	3,004,417	2,813,049	2,713,680

Property and Equipment
Land and buildings	1,106,845	1,101,334	1,091,246
Fixtures and equipment	2,483,550	2,421,645	2,317,183
Leasehold improvements	1,029,457	998,508	953,700
Construction-in-progress	95,324	69,767	70,197
	4,715,176	4,591,254	4,432,326
Less accumulated depreciation and amortization	2,388,063	2,263,206	2,121,845
Property and equipment, net	2,327,113	2,328,048	2,310,481

Long-term investments	1,259	1,288	1,325
Other long-term assets	181,690	166,966	168,748
Total assets	$5,514,479	$5,309,351	$5,194,234

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,172,847	$1,021,735	$1,125,836
Accrued expenses and other	411,083	398,126	397,150
Accrued payroll and benefits	245,031	316,492	228,195
Income taxes payable	—	16,153	—
Total current liabilities	1,828,961	1,752,506	1,751,181

Long-term debt	396,729	396,493	396,259
Other long-term liabilities	319,770	290,950	296,867
Deferred income taxes	129,135	121,385	135,597

Commitments and contingencies

Stockholders’ Equity
Common stock	3,859	3,919	3,971
Additional paid-in capital	1,253,724	1,215,715	1,179,373
Treasury stock	(316,002)	(272,846)	(268,847)
Accumulated other comprehensive income	59	91	159
Retained earnings	1,898,244	1,801,138	1,699,674
Total stockholders’ equity	2,839,884	2,748,017	2,614,330
Total liabilities and stockholders’ equity	$5,514,479	$5,309,351	$5,194,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	July 29, 2017	July 30, 2016
Cash Flows From Operating Activities
Net earnings	$637,557	$572,540
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	150,905	148,630
Stock-based compensation	42,719	36,206
Deferred income taxes	8,426	5,509
Change in assets and liabilities:
Merchandise inventory	(95,447)	(141,105)
Other current assets	(56,520)	(34,773)
Accounts payable	154,828	192,610
Other current liabilities	(59,104)	(13,108)
Other long-term, net	14,566	13,045
Net cash provided by operating activities	797,930	779,554

Cash Flows From Investing Activities
Additions to property and equipment	(169,316)	(147,426)
Increase in restricted cash and investments	(247)	(143)
Proceeds from investments	19	514
Net cash used in investing activities	(169,544)	(147,055)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	—	22,682
Issuance of common stock related to stock plans	9,157	9,862
Treasury stock purchased	(43,163)	(39,328)
Repurchase of common stock	(430,085)	(351,515)
Dividends paid	(124,962)	(108,084)
Net cash used in financing activities	(589,053)	(466,383)

Net increase in cash and cash equivalents	39,333	166,116

Cash and cash equivalents:
Beginning of period	1,111,599	761,602
End of period	$1,150,932	$927,718

Supplemental Cash Flow Disclosures
Interest paid	$9,053	$9,053
Income taxes paid	$379,154	$313,142
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended July 29, 2017 and July 30, 2016
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of July 29, 2017 and July 30, 2016, the results of operations and comprehensive income for the three and six month periods ended July 29, 2017 and July 30, 2016, and cash flows for the six month periods ended July 29, 2017 and July 30, 2016. The Condensed Consolidated Balance Sheet as of January 28, 2017, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and six month periods ended July 29, 2017 and July 30, 2016 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheets as of July 29, 2017, January 28, 2017, and July 30, 2016:

Restricted Assets ($000)	July 29, 2017	January 28, 2017	July 30, 2016
Prepaid expenses and other	$13,683	$13,642	$15,798
Other long-term assets	54,732	54,567	56,010
Total	$68,415	$68,209	$71,808

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of July 29, 2017 and July 30, 2016, the Company had $6.5 million and $4.6 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Cash Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company's Board of Directors declared a cash dividend of $0.1600 per common share in February and May 2017 and $0.1350 per common share in March, May, August, and November 2016, respectively.

In August 2017, the Company's Board of Directors declared a cash dividend of $0.1600 per common share, payable on September 29, 2017.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class action litigation remains pending as of July 29, 2017.

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

Recently issued accounting standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for the Company’s annual and interim reporting periods beginning in fiscal 2018. While the Company does not expect the adoption of this new guidance to be material to its consolidated financial statements, it does expect adoption to result in a change in the timing of recognizing revenue from breakage for stored value cards. Breakage will be estimated and recognized based upon the historical pattern of redemption, rather than when redemption is considered remote. Additionally, the Company expects to recognize allowances for estimated sales returns on a gross rather than net basis in the Consolidated Financial Statements. The Company expects to adopt the new standard under the modified retrospective method and will recognize a cumulative-effect adjustment in retained earnings as of the adoption date.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company's annual and interim reporting periods beginning in fiscal 2019. The Company is currently evaluating the effect adoption of this new guidance will have on its consolidated financial statements. Due to the substantial number of leases that it has, the Company believes this ASU will increase assets and liabilities by the same material amount on its consolidated balance sheet. The Company's current undiscounted minimum commitments under noncancelable operating leases is approximately $3.6 billion. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of earnings, stockholders’ equity, and cash flows.

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

The Company adopted ASU 2016-09 in the first quarter of fiscal 2017 and elected to apply this adoption prospectively, except for forfeitures which it adopted on a modified retrospective basis. Accordingly, prior periods have not been adjusted. As a result of adoption, for the six month period ended July 29, 2017, the Company recognized $15.1 million of excess tax benefits related to share-based payments as a reduction to its provision for income taxes. These items were historically recorded in additional paid-in capital. The Company also presented cash flows related to excess tax benefits as an operating activity in the Condensed Consolidated Statement of Cash Flows and elected to account for forfeitures as incurred beginning on January 29, 2017. The impact of this accounting policy election for forfeitures was a cumulative-effect adjustment to decrease retained earnings by $1.1 million, net of tax, as of January 29, 2017.

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

There were no transfers between Level 1 and Level 2 categories during the three and six month periods ended July 29, 2017. The fair value of the Company’s financial instruments are as follows:

($000)	July 29, 2017	January 28, 2017	July 30, 2016
Cash and cash equivalents (Level 1)	$1,150,932	$1,111,599	$927,718

Investments (Level 2)	$1,259	$1,288	$2,538

Restricted cash and cash equivalents (Level 1)	$64,838	$64,581	$68,101

Restricted investments
Level 1	$—	$—	$3,707
Level 2	$3,577	$3,628	$—

The underlying assets in the Company’s non-qualified deferred compensation program as of July 29, 2017, January 28, 2017, and July 30, 2016 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	July 29, 2017	January 28, 2017	July 30, 2016
Level 1	$97,282	$84,933	$83,651
Level 2	17,429	15,490	16,317
Total	$114,711	$100,423	$99,968

Note C: Stock-Based Compensation

Stock-based compensation. For the three and six month periods ended July 29, 2017 and July 30, 2016, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Restricted stock	$11,019	$9,484	$21,720	$18,549
Performance awards	10,670	8,290	19,453	16,239
Employee stock purchase plan	792	716	1,546	1,418
Total	$22,481	$18,490	$42,719	$36,206

Total stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Earnings for the three and six month periods ended July 29, 2017 and July 30, 2016 is as follows:

	Three Months Ended		Six Months Ended
Statements of Earnings Classification ($000)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Cost of goods sold	$10,316	$8,278	$20,111	$16,108
Selling, general and administrative	12,165	10,212	22,608	20,098
Total	$22,481	$18,490	$42,719	$36,206

The tax benefits related to stock-based compensation expense for the three and six month periods ended July 29, 2017 were $7.8 million and $14.8 million, respectively. The tax benefits related to stock-based compensation expense for the three and six month periods ended July 30, 2016 were $6.4 million and $12.5 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and six month periods ended July 29, 2017 and July 30, 2016, shares purchased by the Company for tax withholding totaled 69,934 and 646,747, and 45,063 and 682,060, respectively, and are considered treasury shares which are available for reissuance.

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

As of July 29, 2017, shares related to unvested restricted stock and performance share awards totaled 5.2 million shares. A summary of restricted stock and performance share award activity for the six month period ended July 29, 2017 is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 28, 2017	5,563	$43.19
Awarded	1,185	65.16
Released	(1,494)	37.99
Forfeited	(29)	49.75
Unvested at July 29, 2017	5,225	$50.39

The unamortized compensation expense at July 29, 2017 was $133.6 million which is expected to be recognized over a weighted-average remaining period of 2.2 years. The unamortized compensation expense at July 30, 2016 was $118.9 million, which was expected to be recognized over a weighted-average remaining period of 2.2 years.

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

For the three and six month periods ended July 29, 2017, approximately 650,500 and 462,900 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented. For the three and six month periods ended July 30, 2016, approximately 200 and 100 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
July 29, 2017
Shares	383,011	2,560	385,571	384,722	2,935	387,657
Amount	$0.83	$(0.01)	$0.82	$1.66	$(0.02)	$1.64

July 30, 2016
Shares	393,568	2,362	395,930	394,684	2,697	397,381
Amount	$0.72	$(0.01)	$0.71	$1.45	$(0.01)	$1.44

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	July 29, 2017	January 28, 2017	July 30, 2016
6.38% Series A Senior Notes due 2018	$84,956	$84,939	$84,923
6.53% Series B Senior Notes due 2021	64,912	64,902	64,892
3.375% Senior Notes due 2024	246,861	246,652	246,444
Total	$396,729	$396,493	$396,259

As of July 29, 2017, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of July 29, 2017, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of July 29, 2017, the Company was in compliance with these covenants.

As of July 29, 2017, January 28, 2017, and July 30, 2016, total unamortized discount and debt issuance costs were $3.3 million, $3.5 million, and $3.7 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $421 million, $419 million, and $442 million as of July 29, 2017, January 28, 2017, and July 30, 2016, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three and six month periods ended July 29, 2017 and July 30, 2016:

	Three Months Ended		Six Months Ended
($000)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Interest expense on long-term debt	$4,644	$4,643	$9,288	$9,286
Other interest expense	233	230	502	553
Capitalized interest	(120)	(5)	(182)	(9)
Interest income	(2,416)	(655)	(4,098)	(1,253)
Interest expense, net	$2,341	$4,213	$5,510	$8,577

Revolving credit facility. The Company's $600 million unsecured revolving credit facility expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company’s option, for an additional one year period, subject to customary conditions. As of July 29, 2017, the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of July 29, 2017, the Company was in compliance with this covenant.

Note F: Taxes on Earnings

For the six month period ended July 29, 2017, $15.1 million of excess tax benefits related to stock-based compensation were recognized as a reduction to the provision for taxes on earnings as a result of the adoption of ASU 2016-09. Please refer to Note A for more details regarding the adoption of ASU 2016-09.

As of July 29, 2017, January 28, 2017, and July 30, 2016, the reserves for unrecognized tax benefits were $108.1 million, $98.6 million, and $105.4 million inclusive of $20.1 million, $17.5 million, and $21.7 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $55.2 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of July 29, 2017 and July 30, 2016, and the related condensed consolidated statements of earnings and comprehensive income for the three month and six month periods ended July 29, 2017 and July 30, 2016 and of cash flows for the six month periods ended July 29, 2017 and July 30, 2016. These interim financial statements are the responsibility of the Company's management.

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
September 6, 2017

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,384 locations in 37 states, the District of Columbia and Guam as of July 29, 2017. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 205 dd’s DISCOUNTS stores in 16 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three and six month periods ended July 29, 2017 and July 30, 2016:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Sales
Sales (millions)	$3,432	$3,181	$6,738	$6,270
Sales growth	7.9%	7.2%	7.5%	6.2%
Comparable store sales growth	4%	4%	4%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	70.5%	70.8%	70.5%	70.6%
Selling, general and administrative	14.5%	14.8%	14.4%	14.5%
Interest expense, net	0.1%	0.1%	0.1%	0.1%

Earnings before taxes (as a percent of sales)	14.9%	14.3%	15.0%	14.8%

Net earnings (as a percent of sales)	9.2%	8.9%	9.5%	9.1%

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

	Three Months Ended		Six Months Ended
Store Count	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Beginning of the period	1,561	1,473	1,533	1,446
Opened in the period	28	31	56	59
Closed in the period	—	(3)	—	(4)
End of the period	1,589	1,501	1,589	1,501

Sales. Sales for the three month period ended July 29, 2017, increased $251 million, or 7.9%, compared to the three month period ended July 30, 2016, due to the opening of 88 net new stores between July 30, 2016 and July 29, 2017 and a 4% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the six month period ended July 29, 2017, increased $468 million, or 7.5%, compared to the six month period ended July 30, 2016, due to the opening of 88 net new stores between July 30, 2016 and July 29, 2017 and a 4% increase in comparable store sales.

Our sales mix for the three and six month periods ended July 29, 2017 and July 30, 2016 is shown below:

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Ladies	29%	29%	29%	29%
Home Accents and Bed and Bath	24%	24%	24%	24%
Shoes	14%	13%	14%	14%
Men's	14%	14%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	12%	12%	12%	12%
Children's	7%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and six month periods ended July 29, 2017, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and six month periods ended July 29, 2017, increased $169 million and $323 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 88 net new stores and a 4% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended July 29, 2017, decreased approximately 25 basis points from the same period in the prior year, primarily due to a 35 basis point increase in merchandise margin and lower occupancy and distribution costs of 20 and 10 basis points, respectively. These improvements were partially offset by 25 and 15 basis point increases in freight expenses and buying costs, respectively.

Cost of goods sold as a percentage of sales for the six month period ended July 29, 2017, decreased approximately 10 basis points from the same period in the prior year, primarily due to a 25 basis point increase in merchandise margin and lower occupancy and distribution costs of 10 basis points each. These improvements were partially offset by 30 and five basis point increases in freight expenses and buying costs, respectively.

We cannot be sure that the gross profit margins realized for the three and six month periods ended July 29, 2017, will continue in the future.

Selling, general and administrative expenses. For the three and six month periods ended July 29, 2017, selling, general and administrative expenses ("SG&A") increased $29 million and $67 million compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 88 net new stores between July 30, 2016 and July 29, 2017.

Selling, general and administrative expenses as a percentage of sales for the three and six month periods ended July 29, 2017, improved approximately 25 and five basis points from the same periods in the prior year primarily due to a non-recurring benefit from legal-related costs, partially offset by higher wages.

Interest expense, net. Net interest expense for the three and six month periods ended July 29, 2017, decreased compared to the same periods in the prior year primarily due to an increase in interest income. Interest expense for the three and six month periods ended July 29, 2017 and July 30, 2016 consists of the following:

	Three Months Ended		Six Months Ended
($000)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Interest expense on long-term debt	$4,644	$4,643	$9,288	$9,286
Other interest expense	233	230	502	553
Capitalized interest	(120)	(5)	(182)	(9)
Interest income	(2,416)	(655)	(4,098)	(1,253)
Interest expense, net	$2,341	$4,213	$5,510	$8,577

Taxes on earnings. Our effective tax rate for both the three month periods ended July 29, 2017 and July 30, 2016 was approximately 38%, and our effective tax rates for the six month periods ended July 29, 2017 and July 30, 2016 were approximately 37% and 38%, respectively. The decrease in effective tax rate for the six month period ended July 29, 2017, was primarily due to the recognition of excess tax benefits from stock-based compensation as a reduction to the provision for taxes on earnings upon the adoption of ASU 2016-09 (see Note A). The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2017 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for the three month period ended July 29, 2017, was higher compared to the same period in the prior year primarily due to lower cost of goods sold and lower SG&A as a percentage of sales. Net earnings as a percentage of sales for the six month period ended July 29, 2017, was higher compared to the same period in the prior year primarily due to lower cost of goods sold and lower SG&A as a percentage of sales, and also due to a decrease in effective tax rate upon the adoption of ASU 2016-09 (see Note A).

Earnings per share. Diluted earnings per share for the three and six month periods ended July 29, 2017, were $0.82 and $1.64, compared to $0.71 and $1.44 for the three and six month periods ended July 30, 2016. The increase in diluted earnings per share for the three and six month periods ended July 29, 2017, is attributable to an increase in net earnings and a 3% and 2% reduction, respectively, in weighted average diluted shares outstanding due to stock repurchases under our stock repurchase program.

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

	Six Months Ended
($000)	July 29, 2017	July 30, 2016
Cash provided by operating activities	$797,930	$779,554
Cash used in investing activities	(169,544)	(147,055)
Cash used in financing activities	(589,053)	(466,383)
Net increase in cash and cash equivalents	$39,333	$166,116

Operating Activities

Net cash provided by operating activities was $797.9 million and $779.6 million for the six month periods ended July 29, 2017 and July 30, 2016, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the six month period ended July 29, 2017, compared to the same period in the prior year was primarily driven by higher earnings and also by the timing of merchandise receipts and related payments versus last year, partially offset by higher estimated income tax payments. The timing of merchandise receipts and related payments versus last year resulted in higher accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 73%, 68%, and 72% as of July 29, 2017, January 28, 2017, and July 30, 2016, respectively.

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

Changes in packaway inventory levels impact our operating cash flow. As of July 29, 2017, packaway inventory was 46% of total inventory compared to 49% at the end of fiscal 2016. As of July 30, 2016, packaway inventory was 47% of total inventory compared to 47% at the end of fiscal 2015.

Investing Activities

Net cash used in investing activities was $169.5 million and $147.1 million for the six month periods ended July 29, 2017 and July 30, 2016, respectively. The increase in cash used for investing activities for the six month period ended July 29, 2017, compared to the six month period ended July 30, 2016, was primarily due to an increase in our capital expenditures.

Our capital expenditures were $169.3 million and $147.4 million for the six month periods ended July 29, 2017 and July 30, 2016, respectively. Our capital expenditures include costs to open new stores and improve existing stores; build, expand, and improve distribution centers; and for various other expenditures related to our information technology systems, and our buying and corporate offices.

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

Financing Activities

Net cash used in financing activities was $589.1 million and $466.4 million for the six month periods ended July 29, 2017 and July 30, 2016, respectively. For the six month periods ended July 29, 2017 and July 30, 2016, our liquidity and capital requirements were provided by available cash and cash flows from operations. The increase in cash used for financing activities for the six month period ended July 29, 2017, compared to the six month period ended July 30, 2016, was primarily due to an increase in the repurchase of our common stock under our stock repurchase program and due to the adoption of ASU 2016-09 (see Note A) which resulted in the excess tax benefits related to share-based payments presented prospectively in the 2017 fiscal period as an operating activity in our condensed consolidated statement of cash flows.

We repurchased 6.9 million and 6.2 million shares of common stock for aggregate purchase prices of approximately $430.1 million and $351.5 million during the six month periods ended July 29, 2017 and July 30, 2016. We also acquired 0.6 million and 0.7 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $43.2 million and $39.3 million during the six month periods ended July 29, 2017 and July 30, 2016, respectively. As planned, we expect to buy back a total of $875 million in common stock during fiscal 2017 under the two-year $1.75 billion stock repurchase program approved by our Board of Directors in February 2017.

For the six month periods ended July 29, 2017 and July 30, 2016, we paid cash dividends of $125.0 million and $108.1 million, respectively.

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

We have a $600 million unsecured revolving credit facility which expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for an additional one year period, subject to customary conditions. As of July 29, 2017, we had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of July 29, 2017, we were in compliance with this covenant.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of July 29, 2017:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$85,000	$65,000	$250,000	$400,000
Interest payment obligations	18,105	28,075	23,242	21,094	90,516
Operating leases (rent obligations)	496,399	928,750	613,124	542,606	2,580,879
New York buying office ground lease²	6,418	12,835	12,888	942,889	975,030
Purchase obligations	2,389,734	17,075	3,297	—	2,410,106
Total contractual obligations	$2,910,656	$1,071,735	$717,551	$1,756,589	$6,456,531

1We have a $106.9 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a total 99-year ground lease.

Senior notes. As of July 29, 2017, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of July 29, 2017, we also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of July 29, 2017, we were in compliance with these covenants.

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

We currently lease approximately 87,000 square feet of office space for our Los Angeles buying office. The lease term for this facility expires in 2022 and contains renewal provisions.

Purchase obligations. As of July 29, 2017, we had purchase obligations of approximately $2,410 million. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of July 29, 2017, January 28, 2017, and July 30, 2016, we had $11.6 million, $11.6 million, and $15.3 million, respectively, in standby letters of credit outstanding and $56.8 million, $56.6 million and $56.6 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $35.6 million, $26.5 million, and $45.9 million in trade letters of credit outstanding at July 29, 2017, January 28, 2017, and July 30, 2016, respectively.

Dividends. In August 2017, our Board of Directors declared a cash dividend of $0.1600 per common share, payable on September 29, 2017.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the second quarter of fiscal 2017, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 28, 2017; however, in conjunction with our adoption of ASU 2016-09 in the first quarter of fiscal 2017, we elected to change from estimating forfeitures on stock-based awards to accounting for forfeitures as incurred. See further discussion with "Recently adopted accounting standards" below.

Recently issued accounting standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for our annual and interim reporting periods beginning in fiscal 2018. While we do not expect the adoption of this new guidance to be material to our consolidated financial statements, we do expect adoption to result in a change in the timing of recognizing revenue from breakage for stored value cards. Breakage will be estimated and recognized based upon the historical pattern of redemption, rather than when redemption is considered remote. Additionally, under the new guidance, we expect to recognize allowances for estimated sales returns on a gross rather than net basis in the Consolidated Financial Statements. We expect to adopt the new standard under the modified retrospective method and will recognize a cumulative-effect adjustment in retained earnings as of the adoption date.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for our annual and interim reporting periods beginning in fiscal 2019. We are currently evaluating the effect adoption of this new guidance will have on our consolidated financial statements. Due to the substantial number of leases that we have, we believe this ASU will increase assets and liabilities by the same material amount on our consolidated balance sheet. Our current undiscounted minimum commitments under noncancelable operating leases is approximately $3.6 billion. We do not believe adoption of this ASU will have a significant impact to our consolidated statements of earnings, stockholders’ equity, and cash flows.

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

We adopted ASU 2016-09 in the first quarter of fiscal 2017 and elected to apply this adoption prospectively, except for forfeitures which we adopted on a modified retrospective basis. Accordingly, prior periods have not been adjusted. As a result of adoption, for the six month period ended July 29, 2017, we recognized $15.1 million of excess tax benefits related to share-based payments as a reduction to our provision for income taxes. These items were historically recorded in additional paid-in capital. We also presented cash flows related to excess tax benefits as an operating activity in the Condensed Consolidated Statement of Cash Flows and elected to account for forfeitures as incurred, beginning on January 29, 2017. The impact of this accounting policy election for forfeitures was a cumulative-effect adjustment to decrease retained earnings by $1.1 million, net of tax, as of January 29, 2017.

Forward-Looking Statements

This report may contain a number of forward-looking statements regarding planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then-current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” "outlook," “looking ahead” and similar expressions identify forward-looking statements.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of July 29, 2017.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of July 29, 2017, we had no borrowings outstanding under our revolving credit facility.

We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrue interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrue interest at 6.53%. The amount outstanding under these notes as of July 29, 2017 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month or six month periods ended July 29, 2017. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2017 second fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2017 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
May
(4/30/2017 - 5/27/2017)	879,615	$64.04	868,089	$1,479,300
June
(5/28/2017 - 7/01/2017)	1,535,074	$60.27	1,479,275	$1,390,400
July
(7/02/2017 - 7/29/2017)	1,282,831	$55.03	1,280,222	$1,319,900
Total	3,697,520	$59.35	3,627,586	$1,319,900

1We acquired 69,934 shares of treasury stock during the quarter ended July 29, 2017. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2In February 2017, our Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018.

ITEM 5. OTHER INFORMATION

At our May 17, 2017 Annual Meeting of Stockholders, we presented to our stockholders for an advisory vote a proposal relating to the frequency with which the Company will conduct future advisory stockholder votes on executive compensation (“Say on Pay”). As recommended by our Board of Directors, a significant majority of our stockholders voted in favor of conducting future Say on Pay advisory votes on an annual basis. The Company has since decided to follow this advisory vote and will continue to include an annual stockholder vote on Say on Pay in its proxy materials, until the next time an advisory vote on the frequency for conducting Say on Pay votes is again presented to our stockholders.

ITEM 6. EXHIBITS

Incorporated herein by reference to the list of exhibits contained in the Index to Exhibits within this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 6, 2017	By:	/s/Michael J. Hartshorn
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

10.1	Employment Agreement effective March 16, 2017 between Barbara Rentler and Ross Stores, Inc.

10.2	Amendment to Independent Contractor Consultancy Agreement effective March 1, 2017 between Norman A. Ferber and Ross Stores, Inc.

10.3	Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 filed by Ross Stores Inc. on May 17, 2017 (Registration No. 333-218052).

10.4	Form of Restricted Stock Agreement.

10.5	Form of Restricted Stock Agreement for Nonemployee Director.

10.6	Form of Performance Share Agreement.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 6, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase