Form 10-Q
period 2017-10-28
ROSS STORES INC
filed 2017-12-06
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 14, 2017 was 382,145,997.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Sales	$3,328,894	$3,086,687	$10,066,926	$9,356,599

Costs and Expenses
Cost of goods sold	2,369,148	2,206,092	7,120,056	6,634,142
Selling, general and administrative	517,297	490,171	1,490,392	1,396,606
Interest expense, net	1,780	4,156	7,290	12,733
Total costs and expenses	2,888,225	2,700,419	8,617,738	8,043,481

Earnings before taxes	440,669	386,268	1,449,188	1,313,118
Provision for taxes on earnings	166,220	141,722	537,182	496,032
Net earnings	$274,449	$244,546	$912,006	$817,086

Earnings per share
Basic	$0.72	$0.63	$2.38	$2.08
Diluted	$0.72	$0.62	$2.36	$2.06

Weighted average shares outstanding (000)
Basic	379,432	390,870	382,959	393,412
Diluted	382,132	393,372	385,823	396,056

Dividends
Cash dividends declared per share	$0.1600	$0.1350	$0.4800	$0.4050

Stores open at end of period	1,627	1,535	1,627	1,535
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net earnings	$274,449	$244,546	$912,006	$817,086

Other comprehensive (loss) income:
Change in unrealized loss on investments, net of tax	(19)	(35)	(51)	(58)
Comprehensive income	$274,430	$244,511	$911,955	$817,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, unaudited)	October 28, 2017	January 28, 2017	October 29, 2016
Assets
Current Assets
Cash and cash equivalents	$1,144,169	$1,111,599	$878,811
Short-term investments	518	—	803
Accounts receivable	103,071	75,154	91,355
Merchandise inventory	1,840,225	1,512,886	1,763,745
Prepaid expenses and other	147,962	113,410	140,662
Total current assets	3,235,945	2,813,049	2,875,376

Property and Equipment
Land and buildings	1,112,212	1,101,334	1,094,932
Fixtures and equipment	2,538,349	2,421,645	2,358,189
Leasehold improvements	1,065,910	998,508	979,907
Construction-in-progress	92,264	69,767	69,808
	4,808,735	4,591,254	4,502,836
Less accumulated depreciation and amortization	2,460,549	2,263,206	2,192,166
Property and equipment, net	2,348,186	2,328,048	2,310,670

Long-term investments	715	1,288	1,316
Other long-term assets	182,132	166,966	162,525
Total assets	$5,766,978	$5,309,351	$5,349,887

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,289,620	$1,021,735	$1,149,136
Accrued expenses and other	445,728	398,126	439,570
Accrued payroll and benefits	320,894	316,492	299,238
Income taxes payable	—	16,153	—
Total current liabilities	2,056,242	1,752,506	1,887,944

Long-term debt	396,848	396,493	396,376
Other long-term liabilities	325,587	290,950	293,997
Deferred income taxes	129,782	121,385	122,048

Commitments and contingencies

Stockholders’ Equity
Common stock	3,824	3,919	3,944
Additional paid-in capital	1,272,056	1,215,715	1,199,922
Treasury stock	(318,279)	(272,846)	(272,388)
Accumulated other comprehensive income	40	91	124
Retained earnings	1,900,878	1,801,138	1,717,920
Total stockholders’ equity	2,858,519	2,748,017	2,649,522
Total liabilities and stockholders’ equity	$5,766,978	$5,309,351	$5,349,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	October 28, 2017	October 29, 2016
Cash Flows From Operating Activities
Net earnings	$912,006	$817,086
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	227,255	224,136
Stock-based compensation	64,937	56,489
Deferred income taxes	9,074	(8,040)
Change in assets and liabilities:
Merchandise inventory	(327,339)	(344,641)
Other current assets	(62,610)	(43,045)
Accounts payable	271,526	213,168
Other current liabilities	51,567	100,385
Other long-term, net	19,217	13,690
Net cash provided by operating activities	1,165,633	1,029,228

Cash Flows From Investing Activities
Additions to property and equipment	(266,863)	(220,442)
Decrease in restricted cash and investments	828	3,496
Proceeds from investments	38	914
Net cash used in investing activities	(265,997)	(216,032)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	—	24,558
Issuance of common stock related to stock plans	13,668	14,182
Treasury stock purchased	(45,440)	(42,870)
Repurchase of common stock	(648,835)	(530,303)
Dividends paid	(186,459)	(161,554)
Net cash used in financing activities	(867,066)	(695,987)

Net increase in cash and cash equivalents	32,570	117,209

Cash and cash equivalents:
Beginning of period	1,111,599	761,602
End of period	$1,144,169	$878,811

Supplemental Cash Flow Disclosures
Interest paid	$13,271	$13,271
Income taxes paid	$552,720	$482,801
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended October 28, 2017 and October 29, 2016
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 28, 2017 and October 29, 2016, the results of operations and comprehensive income for the three and nine month periods ended October 28, 2017 and October 29, 2016, and cash flows for the nine month periods ended October 28, 2017 and October 29, 2016. The Condensed Consolidated Balance Sheet as of January 28, 2017, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and nine month periods ended October 28, 2017 and October 29, 2016, presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Condensed Consolidated Balance Sheets as of October 28, 2017, January 28, 2017, and October 29, 2016:

Restricted Assets ($000)	October 28, 2017	January 28, 2017	October 29, 2016
Prepaid expenses and other	$13,464	$13,642	$14,990
Other long-term assets	53,854	54,567	53,145
Total	$67,318	$68,209	$68,135

The classification between current and long-term is based on the timing of expected payments of the insurance obligations.

Property and equipment. As of October 28, 2017 and October 29, 2016, the Company had $6.4 million and $7.4 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Cash Dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company’s Board of Directors declared a cash dividend of $0.1600 per common share in February, May, and August 2017 and $0.1350 per common share in March, May, August, and November 2016, respectively.

In November 2017, the Company’s Board of Directors declared a cash dividend of $0.1600 per common share, payable on December 29, 2017.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class action litigation remains pending as of October 28, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company’s annual and interim reporting periods beginning in fiscal 2019. The Company is currently evaluating the effect adoption of this new guidance will have on its consolidated financial statements. Due to the substantial number of leases that it has, the Company believes this ASU will increase assets and liabilities by the same material amount on its consolidated balance sheet. The Company’s current undiscounted minimum commitments under noncancelable operating leases is approximately $3.6 billion. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of earnings, stockholders’ equity, and cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts on the statement of cash flows. The standard also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. ASU 2016-18 is effective for the Company’s annual and interim reporting periods beginning in fiscal 2018. The Company does not believe adoption of this ASU will have a significant impact to its consolidated financial statements.

Recently adopted accounting standards. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital); 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; and 3) the option to elect to estimate forfeitures or account for them when they occur. The impact of recording excess tax benefits in income taxes in the Condensed Consolidated Statement of Earnings may be material depending upon the Company’s future stock price on vest date in relation to the fair value of awards on grant date and the Company’s future grants of stock-based compensation.

The Company adopted ASU 2016-09 in the first quarter of fiscal 2017 and elected to apply this adoption prospectively, except for forfeitures which it adopted on a modified retrospective basis. Accordingly, prior periods have not been adjusted. As a result of adoption, for the nine month period ended October 28, 2017, the Company has recognized $16.1 million of excess tax benefits related to stock-based payments as a reduction to its provision for income taxes. These items were historically recorded in additional paid-in capital. The Company also presented cash flows related to excess tax benefits as an operating activity in the Condensed Consolidated Statement of Cash Flows and elected to account for forfeitures as incurred beginning on

January 29, 2017. The impact of this accounting policy election for forfeitures was a cumulative-effect adjustment to decrease retained earnings by $1.1 million, net of tax, as of January 29, 2017.

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

There were no transfers between Level 1 and Level 2 categories during the three and nine month periods ended October 28, 2017. The fair value of the Company’s financial instruments are as follows:

($000)	October 28, 2017	January 28, 2017	October 29, 2016
Cash and cash equivalents (Level 1)	$1,144,169	$1,111,599	$878,811

Investments (Level 2)	$1,233	$1,288	$2,119

Restricted cash and cash equivalents (Level 1)	$63,768	$64,581	$64,468

Restricted investments
Level 1	$—	$—	$3,667
Level 2	$3,550	$3,628	$—

The underlying assets in the Company’s non-qualified deferred compensation program as of October 28, 2017, January 28, 2017, and October 29, 2016 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	October 28, 2017	January 28, 2017	October 29, 2016
Level 1	$99,387	$84,933	$81,001
Level 2	16,787	15,490	15,841
Total	$116,174	$100,423	$96,842

Note C: Stock-Based Compensation

Stock-based compensation. For the three and nine month periods ended October 28, 2017 and October 29, 2016, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Restricted stock	$11,207	$10,108	$32,927	$28,657
Performance awards	10,215	9,423	29,668	25,661
Employee stock purchase plan	796	753	2,342	2,171
Total	$22,218	$20,284	$64,937	$56,489

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and nine month periods ended October 28, 2017 and October 29, 2016, is as follows:

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification ($000)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Cost of goods sold	$10,377	$9,569	$30,488	$25,677
Selling, general and administrative	11,841	10,715	34,449	30,812
Total	$22,218	$20,284	$64,937	$56,489

The tax benefits related to stock-based compensation expense for the three and nine month periods ended October 28, 2017, were $7.9 million and $22.7 million, respectively. The tax benefits related to stock-based compensation expense for the three and nine month periods ended October 29, 2016, were $7.2 million and $19.7 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and nine month periods ended October 28, 2017 and October 29, 2016, shares purchased by the Company for tax withholding totaled 37,214 and 683,961, and 55,831 and 737,891, respectively, and are considered treasury shares which are available for reissuance.

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

As of October 28, 2017, shares related to unvested restricted stock and performance share awards totaled 5.2 million shares. A summary of restricted stock and performance share award activity for the nine month period ended October 28, 2017, is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at January 28, 2017	5,563	$43.19
Awarded	1,266	64.83
Released	(1,583)	37.97
Forfeited	(37)	49.03
Unvested at October 28, 2017	5,209	$50.77

The unamortized compensation expense at October 28, 2017, was $123.0 million which is expected to be recognized over a weighted-average remaining period of 2.0 years. The unamortized compensation expense at October 29, 2016, was $112.8 million, which was expected to be recognized over a weighted-average remaining period of 2.1 years.

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

2017 Equity Incentive Plan. At the Company’s Annual Meeting on May 17, 2017, stockholders approved the Ross Stores, Inc. 2017 Equity Incentive Plan ("2017 Plan") which replaced the Company’s 2008 Equity Incentive Plan ("Predecessor Plan"). The 2017 Plan, which was authorized to issue a maximum of 12.0 million shares, was immediately effective upon approval and no further awards were granted under the Predecessor Plan, which was terminated.

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

For the three and nine month periods ended October 28, 2017, approximately 14,600 and 446,500 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented. For the three and nine month periods ended October 29, 2016, approximately 7,500 and 20,100 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
October 28, 2017
Shares	379,432	2,700	382,132	382,959	2,864	385,823
Amount	$0.72	$—	$0.72	$2.38	$(0.02)	$2.36

October 29, 2016
Shares	390,870	2,502	393,372	393,412	2,644	396,056
Amount	$0.63	$(0.01)	$0.62	$2.08	$(0.02)	$2.06

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	October 28, 2017	January 28, 2017	October 29, 2016
6.38% Series A Senior Notes due 2018	$84,964	$84,939	$84,931
6.53% Series B Senior Notes due 2021	64,917	64,902	64,897
3.375% Senior Notes due 2024	246,967	246,652	246,548
Total	$396,848	$396,493	$396,376

As of October 28, 2017, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of October 28, 2017, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018, and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021, and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of October 28, 2017, the Company was in compliance with these covenants.

As of October 28, 2017, January 28, 2017, and October 29, 2016, total unamortized discount and debt issuance costs were $3.2 million, $3.5 million, and $3.6 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $415 million, $419 million, and $433 million as of October 28, 2017, January 28, 2017, and October 29, 2016, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three and nine month periods ended October 28, 2017 and October 29, 2016:

	Three Months Ended		Nine Months Ended
($000)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Interest expense on long-term debt	$4,645	$4,643	$13,933	$13,929
Other interest expense	233	235	735	788
Capitalized interest	(205)	(7)	(387)	(16)
Interest income	(2,893)	(715)	(6,991)	(1,968)
Interest expense, net	$1,780	$4,156	$7,290	$12,733

Revolving credit facility. The Company’s $600 million unsecured revolving credit facility expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company’s option, for an additional one year period, subject to customary conditions. As of October 28, 2017, the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of October 28, 2017, the Company was in compliance with this covenant.

Note F: Taxes on Earnings

For the nine month period ended October 28, 2017, the Company has recognized $16.1 million of excess tax benefits related to stock-based compensation as a reduction to the provision for taxes on earnings as a result of the adoption of ASU 2016-09. Please refer to Note A for more details regarding the adoption of ASU 2016-09.

As of October 28, 2017, January 28, 2017, and October 29, 2016, the reserves for unrecognized tax benefits were $109.3 million, $98.6 million, and $105.5 million inclusive of $20.8 million, $17.5 million, and $21.5 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $56.0 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease, reducing the provision for taxes on earnings by up to $7.8 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 28, 2017 and October 29, 2016, and the related condensed consolidated statements of earnings and comprehensive income for the three month and nine month periods ended October 28, 2017 and October 29, 2016 and of cash flows for the nine month periods ended October 28, 2017 and October 29, 2016. These interim financial statements are the responsibility of the Company’s management.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ross Stores, Inc. and subsidiaries as of January 28, 2017, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
December 6, 2017

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,412 locations in 37 states, the District of Columbia and Guam as of October 28, 2017. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 215 dd’s DISCOUNTS stores in 16 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended October 28, 2017 and October 29, 2016:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Sales
Sales (millions)	$3,329	$3,087	$10,067	$9,357
Sales growth	7.8%	10.9%	7.6%	7.7%
Comparable store sales growth	4%	7%	4%	4%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.2%	71.5%	70.7%	70.9%
Selling, general and administrative	15.5%	15.9%	14.8%	14.9%
Interest expense, net	0.1%	0.1%	0.1%	0.2%

Earnings before taxes (as a percent of sales)	13.2%	12.5%	14.4%	14.0%

Net earnings (as a percent of sales)	8.2%	7.9%	9.1%	8.7%

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

	Three Months Ended		Nine Months Ended
Store Count	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Beginning of the period	1,589	1,501	1,533	1,446
Opened in the period	40	34	96	93
Closed in the period	(2)	—	(2)	(4)
End of the period	1,627	1,535	1,627	1,535

Sales. Sales for the three month period ended October 28, 2017, increased $242 million, or 7.8%, compared to the three month period ended October 29, 2016, due to the opening of 92 net new stores between October 29, 2016 and October 28, 2017, and a 4% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the nine month period ended October 28, 2017, increased $710 million, or 7.6%, compared to the nine month period ended October 29, 2016, due to the opening of 92 net new stores between October 29, 2016 and October 28, 2017, and a 4% increase in comparable store sales.

Our sales mix for the three and nine month periods ended October 28, 2017 and October 29, 2016 is shown below:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Ladies	28%	28%	28%	29%
Home Accents and Bed and Bath	25%	24%	25%	24%
Shoes	13%	14%	14%	14%
Men's	13%	13%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	12%	12%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended October 28, 2017, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and nine month periods ended October 28, 2017, increased $163 million and $486 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 92 net new stores between October 29, 2016 and October 28, 2017, and a 4% increase in comparable store sales for both periods.

Cost of goods sold as a percentage of sales for the three month period ended October 28, 2017, decreased approximately 30 basis points from the same period in the prior year, primarily due to a 25 basis point increase in merchandise margin and occupancy and buying costs that were lower by 20 basis points each. These improvements were partially offset by a 30 basis point increase in freight costs and five basis points in higher distribution costs.

Cost of goods sold as a percentage of sales for the nine month period ended October 28, 2017, decreased approximately 20 basis points from the same period in the prior year, primarily due to a 25 basis point increase in merchandise margin, lower occupancy of 15 basis points, and lower distribution and buying costs of five basis points each. These improvements were partially offset by a 30 basis point increase in freight costs.

We cannot be sure that the gross profit margins realized for the three and nine month periods ended October 28, 2017, will continue in the future.

Selling, general and administrative expenses. For the three and nine month periods ended October 28, 2017, selling, general and administrative expenses ("SG&A") increased $27 million and $94 million compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 92 net new stores between October 29, 2016 and October 28, 2017.

Selling, general and administrative expenses as a percentage of sales for the three month period ended October 28, 2017, improved approximately 35 basis points from the same period in the prior year primarily due to leverage on the 4% increase in comparable store sales and the anniversary of certain other nonrecurring costs in the same period in the prior year.

Selling, general and administrative expenses as a percentage of sales for the nine month period ended October 28, 2017, improved approximately 10 basis points from the same period in the prior year primarily due to leverage on the 4% increase in comparable store sales.

Interest expense, net. Net interest expense for the three and nine month periods ended October 28, 2017, decreased compared to the same periods in the prior year primarily due to an increase in interest income. Interest expense for the three and nine month periods ended October 28, 2017 and October 29, 2016, consists of the following:

	Three Months Ended		Nine Months Ended
($000)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Interest expense on long-term debt	$4,645	$4,643	$13,933	$13,929
Other interest expense	233	235	735	788
Capitalized interest	(205)	(7)	(387)	(16)
Interest income	(2,893)	(715)	(6,991)	(1,968)
Interest expense, net	$1,780	$4,156	$7,290	$12,733

Taxes on earnings. Our effective tax rates for the three month periods ended October 28, 2017 and October 29, 2016, were approximately 38% and 37%, respectively, and our effective tax rates for the nine month periods ended October 28, 2017 and October 29, 2016, were approximately 37% and 38%, respectively. The increase in effective tax rate for the three month period ended October 28, 2017, as compared to the three month period ended October 29, 2016, was primarily due to resolution of prior year tax positions with taxing authorities. The decrease in effective tax rate for the nine month period ended October 28, 2017, as compared to the nine month period ended October 29, 2016, was primarily due to the recognition of excess tax benefits from stock-based compensation as a reduction to the provision for taxes on earnings upon the adoption of ASU 2016-09 (see Note A). The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2017 will be between 37% and 38%.

Net earnings. Net earnings as a percentage of sales for both the three and nine month periods ended October 28, 2017, was higher compared to the same periods in the prior year primarily due to lower cost of goods sold and lower SG&A as a percentage of sales.

Earnings per share. Diluted earnings per share for the three and nine month periods ended October 28, 2017, were $0.72 and $2.36, compared to $0.62 and $2.06 for the three and nine month periods ended October 29, 2016. The increase in diluted earnings per share for both the three and nine month periods ended October 28, 2017, is attributable to an increase in net earnings and a 3% reduction in weighted average diluted shares outstanding due to stock repurchases under our stock repurchase program.

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

	Nine Months Ended
($000)	October 28, 2017	October 29, 2016
Cash provided by operating activities	$1,165,633	$1,029,228
Cash used in investing activities	(265,997)	(216,032)
Cash used in financing activities	(867,066)	(695,987)
Net increase in cash and cash equivalents	$32,570	$117,209

Operating Activities

Net cash provided by operating activities was $1,165.6 million and $1,029.2 million for the nine month periods ended October 28, 2017 and October 29, 2016, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the nine month period ended October 28, 2017, compared to the same period in the prior year was primarily driven by higher earnings and also by the timing of merchandise receipts and related payments versus last year, partially offset by higher estimated income tax payments. The timing of merchandise receipts and related payments versus last year resulted in higher accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 70%, 68%, and 65% as of October 28, 2017, January 28, 2017, and October 29, 2016, respectively.

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

Changes in packaway inventory levels impact our operating cash flow. As of October 28, 2017, packaway inventory was 46% of total inventory compared to 49% at the end of fiscal 2016. As of October 29, 2016, packaway inventory was 45% of total inventory compared to 47% at the end of fiscal 2015.

Investing Activities

Net cash used in investing activities was $266.0 million and $216.0 million for the nine month periods ended October 28, 2017 and October 29, 2016, respectively. The increase in cash used for investing activities for the nine month period ended October 28, 2017, compared to the nine month period ended October 29, 2016, was primarily due to an increase in our capital expenditures.

Our capital expenditures were $266.9 million and $220.4 million for the nine month periods ended October 28, 2017 and October 29, 2016, respectively. Our capital expenditures include costs to open new stores and improve existing stores; build, expand, and improve distribution centers; and for various other expenditures related to our information technology systems, and our buying and corporate offices.

We are forecasting approximately $390 million in capital expenditures for fiscal year 2017 to fund costs for fixtures and leasehold improvements to open new stores and improve existing stores; build, expand, and improve distribution centers; and for various other expenditures related to our information technology systems, and our buying and corporate offices. We expect to fund capital expenditures with available cash and cash flows from operations.

Financing Activities

Net cash used in financing activities was $867.1 million and $696.0 million for the nine month periods ended October 28, 2017 and October 29, 2016, respectively. For the nine month periods ended October 28, 2017 and October 29, 2016, our liquidity and capital requirements were provided by available cash and cash flows from operations. The increase in cash used for financing activities for the nine month period ended October 28, 2017, compared to the nine month period ended October 29, 2016, was primarily due to an increase in the repurchase of our common stock under our stock repurchase program and due to the adoption of ASU 2016-09 (see Note A) which resulted in the excess tax benefits related to stock-based payments presented prospectively in the 2017 fiscal period as an operating activity in our condensed consolidated statement of cash flows.

We repurchased 10.5 million and 9.1 million shares of common stock for aggregate purchase prices of approximately $648.8 million and $530.3 million during the nine month periods ended October 28, 2017 and October 29, 2016. We also acquired 0.7 million and 0.7 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $45.4 million and $42.9 million during the nine month periods ended October 28, 2017 and October 29, 2016, respectively. As planned, we expect to buy back a total of $875 million in common stock during fiscal 2017 under the two-year $1.75 billion stock repurchase program approved by our Board of Directors in February 2017.

For the nine month periods ended October 28, 2017 and October 29, 2016, we paid cash dividends of $186.5 million and $161.6 million, respectively.

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

We have a $600 million unsecured revolving credit facility which expires in April 2021, and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for an additional one year period, subject to customary conditions. As of October 28, 2017, we had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of October 28, 2017, we were in compliance with this covenant.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of October 28, 2017:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$—	$85,000	$65,000	$250,000	$400,000
Interest payment obligations	18,105	28,075	23,242	16,875	86,297
Operating leases (rent obligations)	505,646	948,155	637,764	571,987	2,663,552
New York buying office ground lease²	6,417	12,835	13,049	941,124	973,425
Purchase obligations	2,486,181	26,428	4,107	—	2,516,716
Total contractual obligations	$3,016,349	$1,100,493	$743,162	$1,779,986	$6,639,990

1We have a $108.8 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a total 99-year ground lease.

Senior notes. As of October 28, 2017, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of October 28, 2017, we also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018, and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021, and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of October 28, 2017, we were in compliance with these covenants.

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

Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2018 and 2019. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2024. All of our warehouse leases contain renewal provisions.

We currently lease approximately 87,000 square feet of office space for our Los Angeles buying office. The lease term for this facility expires in 2022 and contains renewal provisions.

Purchase obligations. As of October 28, 2017, we had purchase obligations of approximately $2.5 billion. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of October 28, 2017, January 28, 2017, and October 29, 2016, we had $10.4 million, $11.6 million, and $11.6 million, respectively, in standby letters of credit outstanding and $56.9 million, $56.6 million and $56.5 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $29.9 million, $26.5 million, and $35.5 million in trade letters of credit outstanding at October 28, 2017, January 28, 2017, and October 29, 2016, respectively.

Dividends. In November 2017, our Board of Directors declared a cash dividend of $0.1600 per common share, payable on December 29, 2017.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2017, there have been no significant changes to the policies discussed in our Annual Report on Form 10-K for the year ended January 28, 2017; however, in conjunction with our adoption of ASU 2016-09 in the first quarter of fiscal 2017, we elected to change from estimating forfeitures on stock-based awards to accounting for forfeitures as incurred. See further discussion with "Recently adopted accounting standards" below.

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

We adopted ASU 2016-09 in the first quarter of fiscal 2017 and elected to apply this adoption prospectively, except for forfeitures which we adopted on a modified retrospective basis. Accordingly, prior periods have not been adjusted. As a result of adoption, for the nine month period ended October 28, 2017, we recognized $16.1 million of excess tax benefits related to stock-based payments as a reduction to our provision for income taxes. These items were historically recorded in additional paid-in capital. We also presented cash flows related to excess tax benefits as an operating activity in the Condensed Consolidated Statement of Cash Flows and elected to account for forfeitures as incurred, beginning on January 29, 2017. The impact of this accounting policy election for forfeitures was a cumulative-effect adjustment to decrease retained earnings by $1.1 million, net of tax, as of January 29, 2017.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of October 28, 2017.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of October 28, 2017, we had no borrowings outstanding under our revolving credit facility.

We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrue interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrue interest at 6.53%. The amount outstanding under these notes as of October 28, 2017 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month or nine month periods ended October 28, 2017. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2017 third fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2017 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
August
(7/30/2017 - 8/26/2017)	982,914	$56.64	981,918	$1,264,300
September
(8/27/2017 - 9/30/2017)	1,497,139	$60.61	1,468,048	$1,175,300
October
(10/01/2017 - 10/28/2017)	1,161,148	$64.26	1,154,021	$1,101,200
Total	3,641,201	$60.70	3,603,987	$1,101,200

1We acquired 37,214 shares of treasury stock during the quarter ended October 28, 2017. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

ROSS STORES, INC.
(Registrant)

Date:	December 6, 2017	By:	/s/Michael J. Hartshorn
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

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 6, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase