Form 10-K
period 2018-02-03
ROSS STORES INC
filed 2018-04-03
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    X    Accelerated filer         Non-accelerated filer         (Do not check if a smaller reporting company)
Smaller reporting company         Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    X
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 29, 2017 was $20,709,068,267, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock, with $.01 par value, outstanding on March 12, 2018 was 378,713,373.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders, which will be filed on or before June 4, 2018, are incorporated herein by reference into Part III.

PART I
ITEM 1. BUSINESS
Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.
Ross is the largest off-price apparel and home fashion chain in the United States, with 1,409 locations in 37 states, the District of Columbia, and Guam, as of February 3, 2018. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross’ target customers are primarily from middle income households.
We also operate 213 dd’s DISCOUNTS stores in 16 states as of February 3, 2018. dd’s DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood and its target customers typically come from households with more moderate incomes than Ross customers.
The merchant, store field, and distribution organizations for Ross and dd’s DISCOUNTS are separate and distinct. The two chains share certain other corporate and support services.
Both our Ross and dd’s DISCOUNTS brands target value-conscious women and men between the ages of 18 and 54. The decisions we make, from merchandising, purchasing, and pricing, to the locations of our stores, are based on these customer profiles. We believe that both brands derive a competitive advantage by offering a wide assortment of product within each of our merchandise categories in organized and easy-to-shop store environments.
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
We refer to our fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016 as fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Fiscal 2017 was a 53-week year. Fiscal 2016 and 2015 were each 52-week years.

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

We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection within each classification with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. Our merchandise offerings include, but are not limited to, apparel (including footwear and accessories), small furniture, home accents, bed and bath, beauty, toys, luggage, gourmet food, cookware, and watches.

Purchasing. We have a combined network of about 8,000 merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced any difficulty in obtaining sufficient merchandise inventory.

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

In fiscal 2017, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 49% and 49% of total inventories as of February 3, 2018 and January 28, 2017, respectively. We believe the strong discounts we offer on packaway merchandise are one of the key drivers of our business results.

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

At the end of fiscal 2017, we had approximately 800 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average eight years of experience, including merchandising positions with other retailers such as Bloomingdale’s, Burlington Stores, Foot Locker, Kohl’s, Lord & Taylor, Macy’s, Nordstrom, Saks, and TJX. We expect to continue to make additional targeted investments in our merchant organization to further develop our relationships with an expanding number of manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

The off-price buying strategies utilized by our experienced team of merchants enable us to purchase Ross merchandise at net prices that are lower than prices paid by department and specialty stores, and to purchase dd’s DISCOUNTS merchandise at net prices that are lower than prices paid by moderate department and discount stores.

Pricing. Our policy is to sell brand name merchandise at Ross that is priced 20% to 60% below most department and specialty store regular prices. At dd’s DISCOUNTS, we sell more moderate brand name product and fashions that are priced 20% to 70% below most moderate department and discount store regular prices. Our pricing policy is reflected on most of our price tags which display our selling price as well as the comparable value for that item in department and specialty stores for Ross merchandise, or in more moderate department and discount stores for dd’s DISCOUNTS merchandise.

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

Stores

As of February 3, 2018, we operated a total of 1,622 stores comprised of 1,409 Ross stores and 213 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, we cluster Ross stores to benefit from economies of scale in advertising, distribution, and field management. We do the same for dd’s DISCOUNTS stores.

We believe a key element of our success at both Ross and dd’s DISCOUNTS is our organized, attractive, easy-to-shop, in-store environments which allow customers to shop at their own pace. While our stores promote a self-service, treasure hunt shopping experience, the layouts are designed to enhance customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Our store’s sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and prices through prominent category and sizing markers. At most stores, shopping carts and/or baskets are available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing.

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

Information Systems

We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Recent initiatives include enhancements to our information and data security, merchandising, distribution, transportation, store, and financial systems. These initiatives support future growth, the execution and achievement of our plans, as well as ongoing stability and compliance.

Distribution

We own and operate six distribution processing facilities—three in California, one in Pennsylvania, and two in South Carolina. We ship all of our merchandise to our stores through these distribution centers, which are large, highly automated, and built to suit our specific off-price business model.

We own four and lease three other warehouse facilities for packaway storage. We also use other third-party facilities, including two warehouses, for storage of packaway inventory.

We utilize a combination of our own and third-party cross dock facilities to distribute merchandise to stores on a regional basis. Shipments are made by contract carriers to the stores three to six times per week depending on location.

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

Trademarks

The trademarks for ROSS®, Ross Dress For Less®, and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

As of February 3, 2018, we had approximately 82,700 total employees, which includes both full and part-time employees. Additionally, we hire temporary employees especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

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

Nevertheless, the retail apparel market is highly fragmented and competitive. We face a challenging macro-economic and retail environment that creates intense competition for business from on-line retailers, department stores, specialty stores, discount stores, warehouse stores, other off-price retailers, and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources. The retail apparel and home-related businesses may become even more competitive in the future.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2017, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected growth, financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

Competitive pressures in the apparel and home-related merchandise retailing industry are high.
The retail industry is highly competitive and the marketplace is highly fragmented, as many different retailers compete for market share by utilizing a variety of store and on-line formats and merchandising strategies. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. We compete with many other local, regional, and national retailers, traditional department stores, upscale mass merchandisers, other off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce, for customers, associates, store locations, and merchandise. Our retail competitors constantly adjust their pricing, business strategies and promotional activity (particularly during holiday periods) in response to changing market conditions or their own financial condition. The substantial sales growth in the e-commerce industry within the last decade has also encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create successful on-line off-price shopping alternatives. Intense pressures from our competitors, our inability to adapt effectively and quickly to a changing competitive landscape, or a failure to effectively execute our off-price model, could reduce demand for our merchandise, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins.

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

Adverse and/or unseasonable weather may affect shopping patterns and consumer demand for seasonal apparel and other merchandise, and may result in temporary store closures and disruptions in deliveries of merchandise to our stores.
Unseasonable weather and prolonged, extreme temperatures, and events such as storms, affect consumers’ buying patterns and willingness to shop, and could adversely affect the demand for merchandise in our stores, particularly in apparel and seasonal merchandise. Among other things, weather conditions may also affect our ability to deliver our products to our stores or require us to close certain stores temporarily, thereby reducing store traffic. Even if stores are not closed, many customers may be unable to go, or may decide to avoid going to stores in bad weather. As a result, adverse or unseasonable weather in any of our markets could lead to disappointing sales and increase our markdowns, which may negatively affect our sales and margins.

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
Opportunistic buying, lean inventory levels, and frequent inventory turns are critical elements of our off-price business strategy. Maintaining an overall pricing differential to department and specialty stores is also key to our ability to attract customers and sustain our sales and gross margins. Our opportunistic buying places considerable discretion on our merchants, who are in the marketplace continually and who are generally purchasing merchandise for the current or upcoming season. Our ability to meet or exceed our operating performance targets depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers and that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced. To the extent that certain of our vendors decide not to sell to us or go out of business, the amount of high quality merchandise available to us could also be materially reduced. Because a significant portion of the apparel and other goods we sell is originally manufactured in other countries, changes in U.S. tariffs, trade relationships, or tax policies that reduce the supply or increase the relative cost of imported goods, could also result in disruptions to our existing supply relationships. Shortages or disruptions in the availability to us of high quality, value-priced merchandise would likely have a material adverse effect on our sales and margins.

Information or data security breaches, including cyber-attacks on our transaction processing and computer information systems, could result in theft or unauthorized disclosure of customer, credit card, employee, or other private and valuable information that we handle in the ordinary course of our business, disrupt our operations, damage our reputation, and increase our costs.
Like other large retailers, we rely on commercially available computer and telecommunications systems to process, transmit, and store payment card and other personal and confidential information, and to provide information or data security for those transactions. Some of the key information systems and processes we use to handle payment card transactions and check approvals, and the levels of security technology utilized in payment cards, are controlled by the banking and payment card industry, not by us. Cyber criminals may attempt to penetrate our point of sale and other information systems to misappropriate customer or business information, including but not limited to credit/debit card, personnel, or trade information. Despite security measures we have in place and our efforts to prevent, monitor, and mitigate attacks and errors, our facilities and systems (or those of third-party service providers we utilize or connect to) may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, phishing and similar fraudulent attacks, or other similar events. It is also possible that an associate within our Company or a third party we do business with may purposefully or inadvertently cause a security breach involving such information. The increasing sophistication of cyber criminals and advances in computer capabilities and remote access increases these risks. A breach of our information or data security, a system shut down or other response we may take, or our failure or delay in detecting and mitigating a loss of personal or business information, could result in damage to our reputation, loss of customer confidence, violation (or alleged violation) of applicable laws, and expose us to civil claims, litigation, and regulatory action, and to unanticipated costs and disruption of our operations.

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

A disruption within our logistics or supply chain network could adversely affect our ability to timely and efficiently transport merchandise to our stores or our distribution centers, which could impair our ability to meet customer demand for products and result in lost sales or increased supply chain costs. Such disruptions may result from: damage or destruction to our distribution centers; weather-related events; natural disasters; trade restrictions; tariffs; third-party strikes or ineffective cross dock operations, work stoppages or slowdowns; shipping capacity constraints; supply or shipping interruptions or costs; or other factors beyond our control. Any such disruptions could negatively impact our financial performance or financial condition.

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

An adverse outcome in various legal, regulatory, or tax matters could damage our reputation or brand and increase our costs.
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

We are subject to federal, state, and local rules and regulations in the United States, and to various international laws, which change from time to time. These legal requirements collectively affect multiple aspects of our business, including the cost of health care, workforce management and employee benefits, minimum wages, advertising, comparative pricing, import/export, sourcing and manufacturing, data protection, intellectual property, and others. If we fail to comply (or are alleged not to comply) with any of these requirements, we may be subject to fines, settlements, penalties, or other costs. In addition, an adverse outcome (or the adverse publicity from the claims) in any of these matters may harm and damage our reputation or brand. We are also subject to the continuous examination of our tax returns and reports by federal, state, and local tax authorities, and these examining authorities may challenge positions we take.

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

A predominant portion of the apparel and other goods we sell (even when we purchase it domestically, often as excess inventory sold to us by a domestic vendor) is originally manufactured in other countries. In addition, we directly source a portion of the products sold in our stores from foreign vendors predominantly in Asia (including China). We also buy product from foreign sources indirectly through domestic vendors and manufacturers’ representatives. Although our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors. When we are the importer of record, we may be subject to regulatory or other requirements similar to those applicable to a manufacturer.

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
A predominant portion of the apparel and other goods we sell is originally manufactured in other countries. The U.S. government has at times indicated a willingness to significantly change existing trade policies. This exposes us to risks of disruption and cost increases in our established patterns for sourcing our merchandise, and creates increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes in U.S. tariffs, quotas, trade relationships, or tax provisions that reduce the supply or increase the relative cost of goods produced in other countries could increase our cost of goods and/or increase our effective tax rate. Although such changes would have implications across the entire industry, we may fail to effectively adapt and to manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of uncertainty as to potential changes, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, increase our effective tax rates, and reduce our profitability.

We may experience volatility in revenues and earnings.
Our business has slower and busier periods based on holiday and back-to-school seasons, weather, and other factors. Although our off-price business is historically subject to less seasonality than traditional retailers, we may still experience unexpected decreases in sales from time to time, which could result in increased markdowns and reduced margins. Significant operating expenses, such as rent expense and associate salaries, do not adjust proportionately with our sales. If sales in a certain period are lower than our plans, we may not be able to adjust these operating expenses concurrently, which may impact our operating results.

A natural or man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center could harm our business.
Our corporate headquarters, Los Angeles buying office, three operating distribution centers, two warehouses, and approximately 23% of our stores are located in California. Natural or other disasters, such as earthquakes and hurricanes, tornadoes, floods, or other extreme weather and climate conditions, or fires, explosions, and acts of war or terrorism, or public health issues (such as epidemics), in any of our markets could disrupt our operations or our supply chain, or could shut down, damage, or destroy our stores or distribution facilities.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
At February 3, 2018, we operated a total of 1,622 stores, of which 1,409 were Ross stores in 37 states, the District of Columbia, and Guam, and 213 were dd’s DISCOUNTS stores in 16 states. All stores are leased, with the exception of two locations which we own.
During fiscal 2017, we opened 74 new Ross stores and closed five existing stores. The average approximate Ross store size is 28,200 square feet.
During fiscal 2017, we opened 22 new dd’s DISCOUNTS stores and closed two existing stores. The average approximate dd’s DISCOUNTS store size is 23,100 square feet.
During fiscal 2017, no one store accounted for more than 1% of our sales.
We carry earthquake insurance to help mitigate the risk of financial loss due to an earthquake.
Our real estate strategy in 2018 is to primarily open stores in states where we currently operate, to increase our market penetration and leverage overhead and advertising expenses as a percentage of sales in each market. We also expect to continue our store expansion in newer markets in 2018. Important considerations in evaluating a new store location in both newer and more established markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state/territory as of February 3, 2018 and January 28, 2017.

State/Territory	February 3, 2018	January 28, 2017
Alabama	23	23
Arizona	78	74
Arkansas	8	8
California	379	364
Colorado	34	33
Delaware	2	2
District of Columbia	1	1
Florida	195	185
Georgia	59	56
Guam	2	1
Hawaii	20	17
Idaho	11	11
Illinois	67	62
Indiana	14	9
Iowa	4	0
Kansas	11	10
Kentucky	11	9
Louisiana	18	18
Maryland	24	24
Mississippi	9	8
Missouri	23	21
Montana	6	6
Nevada	37	33
New Jersey	14	13
New Mexico	14	12
North Carolina	46	45
North Dakota	1	1
Oklahoma	26	23
Oregon	30	30
Pennsylvania	48	44
South Carolina	24	23
South Dakota	2	1
Tennessee	32	31
Texas	230	222
Utah	19	17
Virginia	38	38
Washington	43	42
Wisconsin	16	13
Wyoming	3	3
Total	1,622	1,533

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At February 3, 2018, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is five years or 21 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.
See additional discussion under “Stores” in Item 1.
The following table summarizes the location and approximate sizes of our distribution centers, warehouses, and office locations as of February 3, 2018. Square footage information for the distribution centers and warehouses represents total ground floor area of the facility. Square footage information for office space represents total space owned and leased. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own / Lease
Distribution centers
Carlisle, Pennsylvania	465,000	Own
Fort Mill, South Carolina	1,200,000	Own
Moreno Valley, California	1,300,000	Own
Perris, California	1,300,000	Own
Rock Hill, South Carolina	1,200,000	Own
Shafter, California	1,700,000	Own

Warehouses
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	255,000	Lease
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina	428,000	Own
Perris, California	699,000	Own
Riverside, California	449,000	Own

Office space
Boston, Massachusetts	5,000	Lease
Dublin, California	414,000	Own
Los Angeles, California	87,000	Lease
New York City, New York	572,000	Own
See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS

Like many retailers, we have been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of February 3, 2018.

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

Name	Age	Position
Michael Balmuth	67	Executive Chairman of the Board
Barbara Rentler	60	Chief Executive Officer
Bernie Brautigan	53	President, Merchandising, Ross Dress for Less
James S. Fassio	63	President and Chief Development Officer
Brian Morrow	58	President and Chief Merchandising Officer, dd’s DISCOUNTS
Michael O’Sullivan	54	President and Chief Operating Officer
Lisa Panattoni	55	President, Merchandising, Ross Dress for Less
John G. Call	59	Executive Vice President, Finance and Legal, and Corporate Secretary
Michael J. Hartshorn	50	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

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

Mr. Brautigan has served as President, Merchandising, Ross Dress for Less since March 2016 with responsibility for the Ladies and Children’s apparel businesses, Shoes, Lingerie, and Accessories. Previously he was Group Executive Vice President, Merchandising, Ross Dress for Less from 2014 to 2016. He was also Executive Vice President of Merchandising at Ross from 2009 to 2014, Senior Vice President and General Merchandise Manager, from 2006 to 2009, and Group Vice President of Shoes from 2003 to 2006. Prior to Ross, he spent 20 years in various merchandising positions at Macy’s East.

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

Mr. O’Sullivan has served as President and Chief Operating Officer since 2009 and a member of the Board of Directors since 2014. From 2005 to 2009, he was Executive Vice President and Chief Administrative Officer, and Senior Vice President, Strategic Planning and Marketing from 2003 to 2005. Before joining Ross, Mr. O’Sullivan was a partner with Bain & Company, providing consulting advice to retail, consumer goods, financial services, and private equity clients since 1991.

Ms. Panattoni has served as President, Merchandising, Ross Dress for Less since 2014 with responsibility for all of the Home businesses, Men’s, and Cosmetics. Previously, she was Group Executive Vice President, Merchandising at Ross from 2009 to 2014. She joined the Company in 2005 as Senior Vice President and General Merchandise Manager of Home and was promoted to Executive Vice President later that same year. Prior to joining Ross, Ms. Panattoni was with The TJX Companies, where she served as Senior Vice President of Merchandising and Marketing for HomeGoods from 1998 to 2004 and as Divisional Merchandise Manager of the Marmaxx Home Store from 1994 to 1998.

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

Mr. Hartshorn has served as Executive Vice President, Chief Financial Officer since March 2018. Previously, he was Group Senior Vice President, Chief Financial Officer from 2015 to 2018, Senior Vice President and Chief Financial Officer from 2014 to 2015, and Senior Vice President and Deputy Chief Financial Officer from 2012 to 2014. He was also Group Vice President, Finance and Treasurer from 2011 to 2012, and Vice President, Finance and Treasurer from 2006 to 2011. From 2002 to 2006, he held a number of management roles in the Ross IT and supply chain organizations. He initially joined the Company in 2000 as Director and Assistant Controller. For seven years prior to joining Ross, Mr. Hartshorn held various financial roles at The May Department Stores Company.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 886 stockholders of record as of March 12, 2018 and the closing stock price on that date was $76.43 per share.
Cash dividends. On March 6, 2018, our Board of Directors declared a quarterly cash dividend of $0.2250 per common share, payable on March 30, 2018. Our Board of Directors declared cash dividends of $0.1600 per common share in February, May, August, and November 2017, cash dividends of $0.1350 per common share in March, May, August, and November 2016, and cash dividends of $0.1175 per common share in February, May, August, and November 2015.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2017 is as follows:

Period	Total number of shares (or units) purchased¹	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(10/29/2017 - 11/25/2017)	782,134	$66.37	782,134	$1,049,300
December
(11/26/2017 - 12/30/2017)	1,151,156	$77.30	1,151,156	$960,300
January
(12/31/2017 - 02/03/2018)	1,034,865	$82.40	1,034,865	$875,000	[2]
Total	2,968,155	$76.20	2,968,155	$1,075,000	[2]

¹ All shares were repurchased under our publicly announced stock repurchase program. We did not acquire any shares of treasury stock during the quarter ended February 3, 2018. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

² In March 2018, our Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million as of February 3, 2018.

In February 2017, our Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018. In March 2018, our Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million.
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
The graph below compares total stockholder returns over the last five years for our common stock with the Standard & Poor’s (“S&P”) 500 Index, the Dow Jones Apparel Retailers Index, and the S&P Retailing Group.
We are using the Dow Jones Apparel Retailers Index for the first time in our performance graph this year because we believe the retail companies comprising that index are more closely aligned with the segment of the retail industry in which we operate, and it provides a more relevant comparison against which to measure our stock performance. For comparison purposes, we have also included the S&P Retailing Group in our fiscal 2017 performance graph. We do not plan to include the S&P Retailing Group Index in next year’s performance graph.
The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal year end, and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and vary slightly from our actual fiscal year-end date for each period. Data with respect to returns for the S&P indexes and the Dow Jones Apparel Retailers Index is not readily available for periods shorter than one month. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, S&P Retailing Group, and Dow Jones Apparel Retailers

		Indexed Returns for Years Ended
	Base Period
Company / Index	2013	2014	2015	2016	2017	2018
Ross Stores, Inc.	100	115	158	195	229	279
S&P 500 Index	100	122	139	138	166	209
S&P Retailing Group	100	128	154	184	219	321
Dow Jones Apparel Retailers	100	114	138	136	134	153

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

($000, except per share data)	2017	¹	2016	2015	2014	2013

Operations
Sales	$14,134,732		$12,866,757	$11,939,999	$11,041,677	$10,230,353
Cost of goods sold	10,042,638		9,173,705	8,576,873	7,937,956	7,360,924
Percent of sales	71.0%		71.3%	71.8%	71.9%	72.0%
Selling, general and administrative	2,043,698		1,890,408	1,738,755	1,615,371	1,526,366
Percent of sales	14.5%		14.7%	14.6%	14.6%	14.9%
Interest expense (income), net	7,676		16,488	12,612	2,984	(247)
Earnings before taxes	2,040,720		1,786,156	1,611,759	1,485,366	1,343,310
Percent of sales	14.4%		13.9%	13.5%	13.5%	13.1%
Provision for taxes on earnings	677,967		668,502	591,098	560,642	506,006
Net earnings	$1,362,753		$1,117,654	$1,020,661	$924,724	$837,304
Percent of sales	9.6%		8.7%	8.5%	8.4%	8.2%
Basic earnings per share²	$3.58	[4]	$2.85	$2.53	$2.24	$1.97
Diluted earnings per share²	$3.55	[4]	$2.83	$2.51	$2.21	$1.94

Cash dividends declared
per common share²	$0.640		$0.540	$0.470	$0.400	$0.255	³

¹ Fiscal 2017 was a 53-week year; all other fiscal years presented were 52 weeks.
² All per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.
³ Dividend declaration of $0.10 per share for the fourth quarter, which historically had been declared in January, was declared in February 2014.
[4] Includes a per share benefit of approximately $0.21 from tax reform legislation enacted in December 2017 and $0.10 from the 53rd week.

Selected Financial Data

($000, except per share data)	2017	[1]	2016	2015	2014	2013

Financial Position
Cash and cash equivalents	$1,290,294		$1,111,599	$761,602	$696,608	$423,168
Merchandise inventory	1,641,735		1,512,886	1,419,104	1,372,675	1,257,155
Property and equipment, net	2,382,464		2,328,048	2,342,906	2,273,752	1,875,299
Total assets	5,722,051		5,309,351	4,869,119	4,687,370	3,886,251
Return on average assets	25%		22%	21%	22%	22%
Working capital	1,224,755		1,060,543	769,348	590,471	463,875
Current ratio	1.6:1		1.6:1	1.5:1	1.4:1	1.3:1
Long-term debt	396,967		396,493	396,025	395,562	149,681
Long-term debt as a percent
of total capitalization	12%		13%	14%	15%	7%
Stockholders’ equity	3,049,308		2,748,017	2,471,991	2,279,210	2,007,302
Return on average
stockholders’ equity	47%		43%	43%	43%	44%
Book value per common share
outstanding at year-end[2]	$8.03		$7.01	$6.14	$5.49	$4.70

Operating Statistics
Number of stores opened	96		93	90	95	88
Number of stores closed	7		6	6	9	11
Number of stores at year-end	1,622		1,533	1,446	1,362	1,276
Comparable store sales increase[3]
(52-week basis)	4%		4%	4%	3%	3%
Sales per average square foot of
selling space (52-week basis)	$409		$395	$383	$372	$362
Square feet of selling space
at year-end (000)	34,700		33,300	31,900	30,400	28,900
Number of employees at year-end	82,700		78,600	77,800	71,400	66,300
Number of common stockholders
of record at year-end	880		848	842	817	823

¹ Fiscal 2017 was a 53-week year; all other fiscal years presented were 52 weeks.
[2] All per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.
[3] Comparable stores are stores open for more than 14 complete months.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,409 locations in 37 states, the District of Columbia, and Guam, as of February 3, 2018. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 213 dd’s DISCOUNTS stores in 16 states as of February 3, 2018 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our primary objective is to pursue and refine our existing off-price strategies to maintain and improve both profitability and financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry and believe our share gains over the past few years were driven mainly by continued focus on value by consumers. Our sales and earnings gains in 2017 continued to benefit from efficient execution of our off-price model throughout all areas of our business. Our merchandise and operational strategies are designed to take advantage of the expanding market share of the off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling discounts every day.

We refer to our fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016 as fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Fiscal 2017 was a 53-week year. Fiscal 2016 and 2015 were each 52-week years.

Results of Operations

The following table summarizes the financial results for fiscal 2017, 2016, and 2015:

	2017	2016	2015
Sales
Sales (millions)	$14,135	$12,867	$11,940
Sales growth	9.9%	7.8%	8.1%
Comparable store sales growth (52-week basis)	4%	4%	4%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.0%	71.3%	71.8%
Selling, general and administrative	14.5%	14.7%	14.6%
Interest expense, net	0.1%	0.1%	0.1%

Earnings before taxes (as a percent of sales)	14.4%	13.9%	13.5%

Net earnings (as a percent of sales)	9.6%	8.7%	8.5%

Stores. Total stores open at the end of fiscal 2017, 2016, and 2015 were 1,622, 1,533, and 1,446, respectively. The number of stores at the end of fiscal 2017, 2016, and 2015 increased by 6%, 6%, and 6% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

Store Count	2017	2016	2015
Beginning of the period	1,533	1,446	1,362
Opened in the period	96	93	90
Closed in the period	(7)	(6)	(6)
End of the period	1,622	1,533	1,446

Selling square footage at the end of the period (000)	34,700	33,300	31,900

Sales. Sales for fiscal 2017 increased $1.3 billion, or 9.9%, compared to the prior year due to the opening of 89 net new stores during 2017, a 4% increase in comparable store sales (defined as stores that have been open for more than 14 complete months), and the impact of the 53rd week. Sales for fiscal 2016 increased $0.9 billion, or 7.8%, compared to the prior year due to the opening of 87 net new stores during 2016 and a 4% increase in sales from comparable stores.
Our sales mix is shown below for fiscal 2017, 2016, and 2015:

	2017	2016	2015
Ladies	27%	28%	29%
Home Accents and Bed and Bath	26%	25%	25%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%
Men’s	13%	13%	13%
Shoes	13%	13%	12%
Children’s	8%	8%	8%
Total	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2017, 2016, and 2015, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2017 increased $868.9 million compared to the prior year mainly due to increased sales from the opening of 89 net new stores during the year, a 4% increase in sales from comparable stores, and the impact of the 53rd week.

Cost of goods sold as a percentage of sales for fiscal 2017 decreased approximately 25 basis points from the prior year primarily due to a 25 basis point increase in merchandise gross margin, a 25 basis point decrease in occupancy costs, and a five basis point decrease in distribution expenses. These improvements were partially offset by a 25 basis point increase in freight costs and higher buying costs of five basis points.

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

We cannot be sure that the gross profit margins realized in fiscal 2017, 2016, and 2015 will continue in future years.
Selling, general and administrative expenses. For fiscal 2017, selling, general and administrative expenses (“SG&A”) increased $153.3 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 89 net new stores during the year, and the impact of the 53rd week. SG&A as a percentage of sales for fiscal 2017 decreased by approximately 25 basis points compared to the prior year primarily due to leverage resulting from the 4% increase in comparable store sales.
For fiscal 2016, SG&A increased $151.7 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 87 net new stores during the year. SG&A as a percentage of sales for fiscal 2016 increased by approximately 15 basis points compared to the prior year primarily due to higher wages.
Interest expense (income), net. In fiscal 2017, net interest expense decreased by $8.8 million primarily due to an increase in interest income. The table below shows the components of interest expense and income for fiscal 2017, 2016, and 2015:

($000)	2017	2016	2015
Interest expense on long-term debt	$18,578	$18,573	$18,568
Other interest expense	979	1,022	1,252
Capitalized interest	(710)	(26)	(6,530)
Interest income	(11,171)	(3,081)	(678)
Interest expense, net	$7,676	$16,488	$12,612

Taxes on earnings. Our effective tax rates for fiscal 2017, 2016, and 2015 were approximately 33%, 37% and 37%, respectively. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in laws, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2018 will be between 24% and 25%.

The Tax Cuts and Jobs Act (the “Tax Act” or "tax reform") was signed into law on December 22, 2017. The Tax Act made significant changes to U.S. corporate taxation including reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, permitting immediate capital expensing of certain qualified property, and limiting the tax deductions available for certain executive compensation and employee fringe benefits. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, the Company applied a blended U.S. federal income tax rate of approximately 34% for fiscal 2017, due to the lower tax rate of 21% becoming effective in the last month of that fiscal year. This reduced tax rate resulted in a tax benefit of $24.9 million. We recorded an additional tax benefit of $55.2 million due to the remeasurement of our deferred tax assets and liabilities. Both of these tax benefits were recorded in the fourth quarter of fiscal 2017. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the Tax Act. As permitted by SAB 118, both of the tax benefits recorded by us in fiscal 2017, represent provisional amounts based on our current best estimates. Any adjustments made to those provisional amounts will be included in income from operations and recorded as an adjustment to tax expense through the fiscal year ending February 2, 2019. The recorded, provisional amounts reflect assumptions made based upon our current interpretation of the Tax Act, and may change as we receive additional clarification and guidance in the form of technical corrections to the Tax Act or regulations issued by the U.S. Treasury.

Net earnings. Net earnings as a percentage of sales for fiscal 2017 were higher than in fiscal 2016 primarily due to lower taxes due to tax reform, lower cost of goods sold, and lower SG&A expenses. Net earnings as a percentage of sales for fiscal 2016 were higher compared to fiscal 2015 primarily due to lower cost of goods sold, partially offset by higher SG&A expenses.

Earnings per share. Diluted earnings per share in fiscal 2017 was $3.55 compared to $2.83 in the prior year, which includes a per share benefit of approximately $0.21 from the recently enacted tax reform legislation and $0.10 from the 53rd week. The 25% increase in diluted earnings per share is attributable to an increase of approximately 22% in net earnings (which included a 7% impact from tax reform and a 4% impact from the 53rd week) and a 3% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2016 was $2.83 compared to $2.51 in fiscal 2015. The 13% increase in diluted earnings per share is attributable to an increase of approximately 10% in net earnings and a 3% reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, rent, taxes, and capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under our stock repurchase program and to pay dividends, and for the repayment of debt as it becomes due.

($ millions)	2017	2016	2015
Cash provided by operating activities	$1,681.3	$1,558.9	$1,326.2
Cash used in investing activities	(353.1)	(292.8)	(362.5)
Cash used in financing activities	(1,149.5)	(916.1)	(898.7)
Net increase in cash and cash equivalents	$178.7	$350.0	$65.0

Operating Activities

Net cash provided by operating activities was $1,681.3 million, $1,558.9 million, and $1,326.2 million in fiscal 2017, 2016, and 2015, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization and for deferred taxes. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities in 2017 compared to fiscal 2016 was primarily driven by higher earnings, partially offset by the timing of merchandise receipts and related payments versus last year and by the timing of income tax payments. The timing of merchandise receipts and related payments versus last year resulted in lower accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 65%, 68%, and 67% as of February 3, 2018, January 28, 2017, and January 30, 2016, respectively.

The increase in cash flow from operating activities in fiscal 2016 compared to fiscal 2015 was primarily driven by higher earnings, the timing of receipts and related payments versus the prior year, and by higher income taxes payable.

As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling merchandise purchase opportunities in the marketplace. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. We expect to continue to take advantage of packaway inventory opportunities to maximize our ability to deliver bargains to our customers.

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2017, packaway inventory was 49% of total inventory compared to 49% and 47% at the end of fiscal 2016 and 2015, respectively.

Investing Activities

Net cash used in investing activities was $353.1 million, $292.8 million, and $362.5 million in fiscal 2017, 2016, and 2015, respectively. The increase in cash used for investing activities in fiscal 2017 compared to fiscal 2016 and fiscal 2015 was primarily due to an increase in our capital expenditures.

In fiscal 2017, 2016, and 2015, our capital expenditures were $371.4 million, $297.9 million, and $367.0 million, respectively. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. The increase in capital expenditures in fiscal 2017 compared to fiscal 2016 was primarily due to information technology infrastructure investments for our stores, buying, and corporate offices. The decrease in capital expenditures in fiscal 2016 compared to fiscal 2015 was primarily due to the completion in 2015 of the rollout of new point of sale equipment in our stores and construction of a distribution center. We opened 96, 93, and 90 new stores in fiscal 2017, 2016, and 2015, respectively.

In November 2017, we entered into a sale-leaseback transaction for one of our previously owned stores and received net cash proceeds of $16.0 million, recognized a gain on sale of $6.3 million, and deferred the residual $7.5 million gain over the remaining ten-year lease term.
Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2017	2016	2015
New stores	$137.1	$117.7	$105.8
Existing stores	126.0	90.3	124.0
Information systems, corporate, and other	66.4	48.5	44.3
Distribution and transportation	41.9	41.4	92.9
Total capital expenditures	$371.4	$297.9	$367.0
We are forecasting approximately $475 million in capital expenditures for fiscal year 2018 to fund costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to fund capital expenditures with available cash and cash flows from operations.

Financing Activities

Net cash used in financing activities was $1,149.5 million, $916.1 million, and $898.7 million in fiscal 2017, 2016, and 2015, respectively. During fiscal 2017, 2016, and 2015, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We repurchased 13.5 million, 11.6 million, and 13.7 million shares of common stock for aggregate purchase prices of approximately $875 million, $700 million, and $700 million in fiscal 2017, 2016, and 2015, respectively. We also acquired 0.7 million, 0.7 million, and 1.3 million shares in fiscal 2017, 2016, and 2015, respectively, of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $45.4 million, $43.3 million, and $68.9 million during fiscal 2017, 2016, and 2015, respectively.

In February 2017, our Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018. In March 2018, our Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million.
On March 6, 2018, our Board of Directors declared a quarterly cash dividend of $0.2250 per common share, payable on March 30, 2018. Our Board of Directors declared cash dividends of $0.1600 per common share in February, May, August, and November 2017, cash dividends of $0.1350 per common share in March, May, August, and November 2016, and cash dividends of $0.1175 per common share in February, May, August, and November 2015.
During fiscal 2017, 2016, and 2015, we paid dividends of $247.5 million, $214.6 million, and $192.3 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank lines, and other credit sources to meet our capital and liquidity requirements, including lease payment obligations, in 2018.

Our existing $600 million unsecured revolving credit facility expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our revolving credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of February 3, 2018, we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of February 3, 2018, we were in compliance with this covenant.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, repayment of debt, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of February 3, 2018:

	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total¹
($000)
Senior notes	$85,000	$—	$65,000	$250,000	$400,000
Interest payment obligations	18,105	25,364	21,120	16,875	81,464
Operating leases (rent obligations)	509,954	970,621	649,773	554,783	2,685,131
New York buying office ground lease²	6,418	12,835	13,209	939,359	971,821
Purchase obligations	2,630,985	32,976	14,685	2,705	2,681,351
Total contractual obligations	$3,250,462	$1,041,796	$763,787	$1,763,722	$6,819,767

1We have a $120.7 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a 99-year ground lease.

Senior notes. As of February 3, 2018, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of February 3, 2018, we also had outstanding two series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of February 3, 2018, we were in compliance with those covenants.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

Off-Balance Sheet Arrangements

Operating leases. We currently lease all but two of our store locations. We also lease three warehouse facilities and two buying offices. In addition, we have a ground lease related to our New York buying office. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2018 and 2019. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2024. All of the warehouse leases contain renewal provisions.

We currently lease approximately 87,000 and 5,000 square feet of office space for our Los Angeles and Boston buying offices, respectively. The lease terms for these facilities expire in 2022 and 2020, respectively, and contain renewal provisions.

Purchase obligations. As of February 3, 2018 we had purchase obligations of approximately $2.7 billion. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of February 3, 2018 and January 28, 2017, we had $8.7 million and $11.6 million, respectively, in standby letters of credit outstanding and $57.1 million and $56.6 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $20.7 million and $26.5 million in trade letters of credit outstanding at February 3, 2018 and January 28, 2017, respectively.

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
In many cases, the accounting treatment of a particular transaction is specifically dictated by Generally Accepted Accounting Principles (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting one alternative accounting principle over another would not produce a materially different result. See our audited consolidated financial statements and notes thereto under Item 8 in this Annual Report on Form 10-K, which contain descriptions of our accounting policies and other disclosures required by GAAP.
Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. We purchase inventory that can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 49%, 49%, and 47% of total inventories as of February 3, 2018, January 28, 2017, and January 30, 2016, respectively. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.
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

Long-lived assets. We review our long-lived assets for a potential impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. If analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group, an impairment loss would be recognized to write the asset group down to its fair value. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2017, 2016, or 2015.
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
Stock-based compensation. We recognize compensation expense based upon the grant date fair value of all stock-based awards and account for forfeitures as incurred. All stock-based compensation awards are expensed over the service and performance periods of the awards.
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
Recently issued accounting standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606). The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASC 606 is effective for our annual and interim reporting periods beginning in fiscal 2018. Adoption will result in a change in the timing of recognizing revenue from breakage for stored value cards. Breakage will be estimated and recognized based upon the historical pattern of redemption, rather than when redemption is considered remote. Additionally, we will recognize allowances for estimated sales returns on a gross rather than net basis in our Consolidated Financial Statements. The impact of recognizing sales returns on a gross basis is not expected to be material. We plan to adopt ASC 606 under the modified retrospective method and will recognize a cumulative-effect adjustment to increase retained earnings by approximately $20 million, net of income taxes, as of February 4, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for our annual and interim reporting periods beginning in fiscal 2019. We are currently working on our adoption plan and evaluating the effect adoption of this new guidance will have on our consolidated financial statements. Due to the substantial number of leases that we have, we believe this ASU will increase assets and liabilities by the same material amount on our consolidated balance sheet. Our current undiscounted minimum commitments under noncancelable operating leases is approximately $3.7 billion. We do not believe adoption of this ASU will have a significant impact to our consolidated statements of earnings, stockholders’ equity, and cash flows.

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

Recently adopted accounting standards. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital); 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; and 3) the option to elect to estimate forfeitures or account for them when they occur. The impact of recording excess tax benefits in income taxes in our consolidated statement of earnings may be material, depending upon our future stock price on vest date in relation to the fair value of awards on grant date and our future grants of stock-based compensation.

We adopted ASU 2016-09 in the first quarter of fiscal 2017 and elected to apply this adoption prospectively, except for forfeitures which we adopted on a modified retrospective basis. Accordingly, prior periods have not been adjusted. As a result of adoption, for the fiscal year ended February 3, 2018, we recognized $16.3 million of excess tax benefits related to stock-based payments as a reduction to our provision for income taxes. These items were historically recorded in additional paid-in capital. We also presented cash flows related to excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows and elected to account for forfeitures as incurred beginning on January 29, 2017. The impact of this accounting policy election for forfeitures was a cumulative-effect adjustment to decrease retained earnings by $1.1 million, net of tax, as of January 29, 2017.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2017, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

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
We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of February 3, 2018.
Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of February 3, 2018, we had no borrowings outstanding under our revolving credit facility.
We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrue interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrue interest at 6.53%. The amount outstanding under these notes as of February 3, 2018 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates and is therefore unaffected by changes in market interest rates.
Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.
A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended February 3, 2018. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Year Ended	Year Ended	Year Ended
($000, except per share data)	February 3, 2018	January 28, 2017	January 30, 2016
Sales	$14,134,732	$12,866,757	$11,939,999

Costs and Expenses
Cost of goods sold	10,042,638	9,173,705	8,576,873
Selling, general and administrative	2,043,698	1,890,408	1,738,755
Interest expense, net	7,676	16,488	12,612
Total costs and expenses	12,094,012	11,080,601	10,328,240

Earnings before taxes	2,040,720	1,786,156	1,611,759
Provision for taxes on earnings	677,967	668,502	591,098
Net earnings	$1,362,753	$1,117,654	$1,020,661

Earnings per share
Basic	$3.58	$2.85	$2.53
Diluted	$3.55	$2.83	$2.51

Weighted average shares outstanding (000)
Basic	381,174	392,124	403,034
Diluted	384,329	394,958	406,405

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
($000)	February 3, 2018	January 28, 2017	January 30, 2016
Net earnings	$1,362,753	$1,117,654	$1,020,661

Other comprehensive income (loss):
Change in unrealized loss on investments, net of tax	(64)	(91)	(148)
Comprehensive income	$1,362,689	$1,117,563	$1,020,513
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	February 3, 2018	January 28, 2017
Assets
Current Assets
Cash and cash equivalents	$1,290,294	$1,111,599
Short-term investments	512	—
Accounts receivable	87,868	75,154
Merchandise inventory	1,641,735	1,512,886
Prepaid expenses and other	130,748	113,410
Total current assets	3,151,157	2,813,049

Property and Equipment
Land and buildings	1,109,173	1,101,334
Fixtures and equipment	2,603,318	2,421,645
Leasehold improvements	1,093,634	998,508
Construction-in-progress	102,054	69,767
	4,908,179	4,591,254
Less accumulated depreciation and amortization	2,525,715	2,263,206
Property and equipment, net	2,382,464	2,328,048

Long-term investments	712	1,288
Other long-term assets	187,718	166,966
Total assets	$5,722,051	$5,309,351

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,059,844	$1,021,735
Accrued expenses and other	431,706	398,126
Accrued payroll and benefits	349,879	316,492
Income taxes payable	—	16,153
Current portion of long-term debt	84,973	—
Total current liabilities	1,926,402	1,752,506

Long-term debt	311,994	396,493
Other long-term liabilities	348,541	290,950
Deferred income taxes	85,806	121,385

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share	3,796	3,919
Authorized 1,000,000,000 shares
Issued and outstanding 379,618,000 and
391,893,000 shares, respectively
Additional paid-in capital	1,292,364	1,215,715
Treasury stock	(318,279)	(272,846)
Accumulated other comprehensive income	27	91
Retained earnings	2,071,400	1,801,138
Total stockholders’ equity	3,049,308	2,748,017
Total liabilities and stockholders’ equity	$5,722,051	$5,309,351
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at January 31, 2015	414,939	$4,149	$1,013,607	$(160,600)	$330	$1,421,724	$2,279,210
Net earnings	—	—	—	—	—	1,020,661	1,020,661
Unrealized investment loss, net	—	—	—	—	(148)	—	(148)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,053	11	20,175	(68,925)	—	—	(48,739)
Tax benefit from equity issuance	—	—	42,382	—	—	—	42,382
Stock-based compensation	—	—	70,937	—	—	—	70,937
Common stock repurchased	(13,653)	(137)	(24,772)	—	—	(675,091)	(700,000)
Dividends declared ($0.470 per share)	—	—	—	—	—	(192,312)	(192,312)
Balance at January 30, 2016	402,339	$4,023	$1,122,329	$(229,525)	$182	$1,574,982	$2,471,991
Net earnings	—	—	—	—	—	1,117,654	1,117,654
Unrealized investment loss, net	—	—	—	—	(91)	—	(91)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,192	12	18,527	(43,321)	—	—	(24,782)
Tax benefit from equity issuance	—	—	23,331	—	—	—	23,331
Stock-based compensation	—	—	74,554	—	—	—	74,554
Common stock repurchased	(11,638)	(116)	(23,026)	—	—	(676,858)	(700,000)
Dividends declared ($0.540 per share)	—	—	—	—	—	(214,640)	(214,640)
Balance at January 28, 2017	391,893	$3,919	$1,215,715	$(272,846)	$91	$1,801,138	$2,748,017
Net earnings	—	—	—	—	—	1,362,753	1,362,753
Cumulative effect of adoption of
accounting standard	—	—	1,789	—	—	(1,113)	676
Unrealized investment loss, net	—	—	—	—	(64)	—	(64)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,214	12	18,456	(45,433)	—	—	(26,965)
Stock-based compensation	—	—	87,417	—	—	—	87,417
Common stock repurchased	(13,489)	(135)	(31,013)	—	—	(843,852)	(875,000)
Dividends declared ($0.640 per share)	—	—	—	—	—	(247,526)	(247,526)
Balance at February 3, 2018	379,618	$3,796	$1,292,364	$(318,279)	$27	$2,071,400	$3,049,308
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
($000)	February 3, 2018	January 28, 2017	January 30, 2016
Cash Flows From Operating Activities
Net earnings	$1,362,753	$1,117,654	$1,020,661
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	313,163	302,515	274,828
Stock-based compensation	87,417	74,554	70,937
Gain on sale of assets	(6,328)	—	—
Deferred income taxes	(34,903)	(8,703)	56,358
Change in assets and liabilities:
Merchandise inventory	(128,849)	(93,782)	(46,429)
Other current assets	(31,796)	(928)	(13,496)
Accounts payable	41,322	83,085	(41,464)
Other current liabilities	49,068	76,676	7,796
Other long-term, net	29,431	7,780	(2,939)
Net cash provided by operating activities	1,681,278	1,558,851	1,326,252

Cash Flows From Investing Activities
Additions to property and equipment	(371,423)	(297,880)	(366,960)
Proceeds from sale of property and equipment	15,981	—	—
Decrease in restricted cash and investments	2,310	3,388	4,065
Purchases of investments	—	—	(718)
Proceeds from investments	40	1,729	1,104
Net cash used in investing activities	(353,092)	(292,763)	(362,509)

Cash Flows From Financing Activities
Excess tax benefit from stock-based compensation	—	23,331	42,302
Issuance of common stock related to stock plans	18,468	18,539	20,186
Treasury stock purchased	(45,433)	(43,321)	(68,925)
Repurchase of common stock	(875,000)	(700,000)	(700,000)
Dividends paid	(247,526)	(214,640)	(192,312)
Net cash used in financing activities	(1,149,491)	(916,091)	(898,749)

Net increase in cash and cash equivalents	178,695	349,997	64,994

Cash and cash equivalents:
Beginning of year	1,111,599	761,602	696,608
End of year	$1,290,294	$1,111,599	$761,602

Supplemental Cash Flow Disclosures
Interest paid	$18,105	$18,105	$18,035
Income taxes paid	$714,566	$628,441	$523,597

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2017, the Company operated 1,409 Ross Dress for Less® (“Ross”) locations in 37 states, the District of Columbia, and Guam, and 213 dd’s DISCOUNTS® stores in 16 states. The Ross and dd’s DISCOUNTS stores are supported by six distribution centers. The Company’s headquarters, one buying office, three operating distribution centers, two warehouses, and 23% of its stores are located in California.
Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.
Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016 are referred to as fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Fiscal 2017 was a 53-week year. Fiscal 2016 and 2015 were each 52-week years.
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
Purchase obligations. As of February 3, 2018, the Company had purchase obligations of approximately $2.7 billion. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology service, transportation, and maintenance contracts.
Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less.
Restricted cash, cash equivalents, and investments. The Company has restricted cash, cash equivalents, and investments that serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The following table summarizes total restricted cash, cash equivalents, and investments which were included in Prepaid expenses and other and Other long-term assets in the Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017:

Restricted Assets ($000)	2017	2016
Prepaid expenses and other	$11,847	$13,642
Other long-term assets	53,969	54,567
Total	$65,816	$68,209

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

Cash and cash equivalents were $1,290.3 million and $1,111.6 million, at February 3, 2018 and January 28, 2017, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.
Investments. The Company’s investments are comprised of various debt securities. At February 3, 2018 and January 28, 2017, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their maturity dates and the Company’s intent. Investments with a maturity of less than one year are classified as short-term. See Note B for additional information.
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
Cost of goods sold. In addition to product costs, the Company includes in cost of goods sold its buying, distribution, and freight expenses as well as occupancy costs, and depreciation and amortization related to the Company’s retail stores, buying, and distribution facilities. Buying expenses include costs to procure merchandise inventories. Distribution expenses include the cost of operating the Company’s distribution centers and warehouse facilities.
Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to 12 years for equipment and information systems and 20 to 40 years for land improvements and buildings. Depreciation and amortization expense on property and equipment was $313.2 million, $302.5 million, and $274.8 million for fiscal 2017, 2016, and 2015, respectively. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. The Company capitalizes interest during the construction period. Interest capitalized was $0.7 million, $0.0 million and $6.5 million in fiscal 2017, 2016, and 2015, respectively. As of February 3, 2018, January 28, 2017, and January 30, 2016 the Company had $24.3 million, $25.7 million, and $35.8 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.
Other long-term assets. Other long-term assets as of February 3, 2018 and January 28, 2017 consisted of the following:

($000)	2017	2016
Deferred compensation (Note B)	$120,613	$100,423
Restricted cash and investments	53,969	54,567
Other	13,136	11,976
Total	$187,718	$166,966
Property and other long-term assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2017, 2016, and 2015, no impairment charges were recorded.

Store closures. The Company continually reviews the operating performance of individual stores. For stores that are closed, the Company records a liability for future minimum lease payments net of estimated sublease recoveries and related ancillary costs at the time the liability is incurred. The lease loss liability was $0.6 million and $1.2 million, as of February 3, 2018 and January 28, 2017, respectively. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use. In fiscal 2017, the Company closed seven stores. In fiscal 2016, the Company closed six stores.
Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $74.5 million and $96.3 million at February 3, 2018 and January 28, 2017, respectively. The Company includes the change in book cash overdrafts in operating cash flows.
Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of February 3, 2018 and January 28, 2017 consisted of the following:

($000)	2017	2016
Workers’ compensation	$94,430	$94,920
General liability	40,763	39,679
Medical plans	6,725	4,899
Total	$141,918	$139,498
Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.
Other long-term liabilities. Other long-term liabilities as of February 3, 2018 and January 28, 2017 consisted of the following:

($000)	2017	2016
Income taxes	$120,660	$97,502
Deferred compensation (Note G)	120,613	100,423
Deferred rent	73,059	67,941
Tenant improvement allowances	21,668	20,554
Other	12,541	4,530
Total	$348,541	$290,950
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
Revenue recognition. The Company recognizes revenue at the point of sale and maintains an allowance for estimated future returns. Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. The Company recognizes income from stored value card breakage as a reduction of operating expenses when redemption by a customer is considered to be remote. Income recognized from breakage was not significant in fiscal 2017, 2016, and 2015.
Sales tax collected is not recognized as revenue and amounts outstanding are included in Accrued expenses and other in the Consolidated Balance Sheets.

Allowance for sales returns. An allowance for the gross margin loss on estimated sales returns is included in Accrued expenses and other in the Consolidated Balance Sheets. The allowance for sales returns consists of the following:

($000)	Beginning Balance	Additions	Returns	Ending Balance
Year ended:
February 3, 2018	$8,406	$784,076	$(782,580)	$9,902
January 28, 2017	$7,955	$761,350	$(760,899)	$8,406
January 30, 2016	$8,594	$737,727	$(738,366)	$7,955
Store pre-opening. Store pre-opening costs are expensed in the period incurred.
Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2017, 2016, and 2015 were $76.4 million, $73.0 million, and $77.1 million, respectively.
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
In fiscal 2017, 2016, and 2015 there were 2,800, 2,500, and 25,000 weighted average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.
The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2017
Shares	381,174	3,155	384,329
Amount	$3.58	$(0.03)	$3.55
2016
Shares	392,124	2,834	394,958
Amount	$2.85	$(0.02)	$2.83
2015
Shares	403,034	3,371	406,405
Amount	$2.53	$(0.02)	$2.51

Comprehensive income. Comprehensive income includes net earnings and components of other comprehensive income (loss), net of tax, consisting of unrealized investment gains or losses.

Recently issued accounting standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606). The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASC 606 is effective for the Company’s annual and interim reporting periods beginning in fiscal 2018. Adoption will result in a change in the timing of recognizing revenue from breakage for stored value cards. Breakage will be estimated and recognized based upon the historical pattern of redemption, rather than when redemption is considered remote. Additionally, the Company will recognize allowances for estimated sales returns on a gross rather than net basis in its Consolidated Financial Statements. The impact of estimating sales returns on a gross basis is not expected to be material. The Company plans to adopt ASC 606 under the modified retrospective method and will recognize a cumulative-effect adjustment to increase retained earnings by approximately $20 million, net of income taxes as of February 4, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company’s annual and interim reporting periods beginning in fiscal 2019. The Company is currently working on its adoption plan and evaluating the effect adoption of this new guidance will have on its consolidated financial statements. Due to the substantial number of leases that it has, the Company believes this ASU will increase assets and liabilities by the same material amount on its consolidated balance sheet. The Company’s current undiscounted minimum commitments under noncancelable operating leases is approximately $3.7 billion. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of earnings, stockholders’ equity, and cash flows.

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

Recently adopted accounting standards. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital); 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; and 3) the option to elect to estimate forfeitures or account for them when they occur. The impact of recording excess tax benefits in income taxes in our consolidated statement of earnings may be material, depending upon our future stock price on vest date in relation to the fair value of awards on grant date and our future grants of stock-based compensation.

The Company adopted ASU 2016-09 in the first quarter of fiscal 2017, and elected to apply this adoption prospectively, except for forfeitures which it adopted on a modified retrospective basis. Accordingly, prior periods have not been adjusted. As a result of adoption, for the fiscal year ended February 3, 2018, the Company recognized $16.3 million of excess tax benefits related to stock-based payments as a reduction to its provision for income taxes. These items were historically recorded in additional paid-in capital. The Company also presented cash flows related to excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows and elected to account for forfeitures as incurred beginning on January 29, 2017. The impact of this accounting policy election for forfeitures was a cumulative-effect adjustment to decrease retained earnings by $1.1 million, net of tax, as of January 29, 2017.

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

There were no transfers between Level 1 and Level 2 categories during the fiscal year ended February 3, 2018. The fair value of the Company’s financial instruments as of February 3, 2018 and January 28, 2017 are as follows:

($000)	2017	2016
Cash and cash equivalents (Level 1)	$1,290,294	$1,111,599

Investments (Level 2)	$1,224	$1,288

Restricted cash and cash equivalents (Level 1)	$62,978	$64,581

Restricted investments (Level 2)	$2,838	$3,628

The underlying assets in the Company’s non-qualified deferred compensation program as of February 3, 2018 and January 28, 2017 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	2017	2016
Level 1	$104,590	$84,933
Level 2	16,023	15,490
Total	$120,613	$100,423

Note C: Stock-Based Compensation

For fiscal 2017, 2016, and 2015, the Company recognized stock-based compensation expense as follows:

($000)	2017	2016	2015
Restricted stock	$44,356	$38,234	$37,204
Performance awards	39,871	33,379	31,056
ESPP	3,190	2,941	2,677
Total	$87,417	$74,554	$70,937
Capitalized stock-based compensation cost was not significant in any year.
At February 3, 2018, the Company had one active stock-based compensation plan, which is further described in Note H. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Total stock-based compensation recognized in the Company’s Consolidated Statements of Earnings for fiscal 2017, 2016, and 2015 is as follows:

Statements of Earnings Classification ($000)	2017	2016	2015
Cost of goods sold	$41,067	$34,077	$32,922
Selling, general and administrative	46,350	40,477	38,015
Total	$87,417	$74,554	$70,937

The tax benefits related to stock-based compensation expense for fiscal 2017, 2016, and 2015 were $29.5 million, $25.9 million, and $24.7 million, respectively.

Note D: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, as of February 3, 2018 and January 28, 2017 consisted of the following:

($000)	2017	2016
6.38% Series A Senior Notes due 2018	$84,973	$84,939
6.53% Series B Senior Notes due 2021	64,922	64,902
3.375% Senior Notes due 2024	247,072	246,652
Total long-term debt	$396,967	$396,493

Less: current portion	84,973	—
Total due beyond one year	$311,994	$396,493

As of February 3, 2018, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of February 3, 2018, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018 and bear interest at a rate of 6.38%. The Series B notes totaling $65 million are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of February 3, 2018, the Company was in compliance with these covenants.

As of February 3, 2018 and January 28, 2017, total unamortized discount and debt issuance costs were $3.0 million and $3.5 million, respectively, and were classified as a reduction of long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $411 million and $419 million as of February 3, 2018 and January 28, 2017, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The following table shows scheduled annual principal payments on Long-term debt:

($000)
2018	$85,000
2019	$—
2020	$—
2021	$65,000
2022	$—
Thereafter	$250,000

The table below shows the components of interest expense and income for fiscal 2017, 2016, and 2015:

($000)	2017	2016	2015
Interest expense on long-term debt	$18,578	$18,573	$18,568
Other interest expense	979	1,022	1,252
Capitalized interest	(710)	(26)	(6,530)
Interest income	(11,171)	(3,081)	(678)
Interest expense, net	$7,676	$16,488	$12,612

Revolving credit facility. The Company’s existing $600 million unsecured revolving credit facility expires in April 2021, and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of February 3, 2018, the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of February 3, 2018, the Company was in compliance with this covenant.
Standby letters of credit and collateral trust. The Company uses standby letters of credit outside of its revolving credit facility in addition to a funded trust to collateralize its insurance obligations. As of February 3, 2018 and January 28, 2017, the Company had $8.7 million and $11.6 million, respectively, in standby letters of credit and $57.1 million and $56.6 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.
Trade letters of credit. The Company had $20.7 million and $26.5 million in trade letters of credit outstanding at February 3, 2018 and January 28, 2017, respectively.

Note E: Leases
The Company currently leases all but two of its store locations with original, non-cancelable terms that in general range from three to ten years. In November 2017, the Company entered into a sale-leaseback transaction on one of its previously owned stores. The Company received net cash proceeds of $16.0 million, recognized a gain on sale of $6.3 million, and deferred the residual $7.5 million gain over the remaining ten-year lease term. Store leases typically contain provisions for three to four renewal options of five years each. Most store leases also provide for minimum annual rentals and for payment of certain expenses. In addition, some store leases also have provisions for additional rent based on a percentage of sales.
The Company leases three warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2018 and 2019. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2024. All of the warehouse leases contain renewal provisions.
The Company leases approximately 87,000 and 5,000 square feet of office space for its Los Angeles and Boston buying offices, respectively. The lease term for these facilities expire in 2022 and 2020, respectively, and contain renewal provisions. In addition, the Company has a ground lease related to its New York buying office.
The aggregate future minimum annual lease payments under leases, including the ground lease related to the New York buying office, in effect at February 3, 2018 are as follows:

($000)	Total operating leases
2018	$516,372
2019	531,311
2020	452,145
2021	372,038
2022	290,944
Thereafter	1,494,142
Total minimum lease payments	$3,656,952
Rent expense, including contingent rent and net of sublease income, was $532.4 million, $505.2 million, and $473.2 million in fiscal 2017, 2016, and 2015, respectively. Contingent rent and sublease income was not significant in any year.

Note F: Taxes on Earnings
The provision for income taxes consisted of the following:

($000)	2017	2016	2015
Current
Federal	$660,017	$632,872	$497,710
State	52,853	44,333	37,030
	712,870	677,205	534,740
Deferred
Federal	(40,468)	(8,350)	55,404
State	5,565	(353)	954
	(34,903)	(8,703)	56,358
Total	$677,967	$668,502	$591,098
Prior to adoption of ASU 2016-09, the Company realized tax benefits of $23.3 million and $42.4 million in 2016 and 2015, respectively, related to employee equity programs that were recorded in additional paid-in capital. In fiscal 2017, the Company adopted ASU 2016-09 and realized tax benefits of $16.3 million as a reduction to its provision for income taxes.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2017	2016	2015
Federal income taxes at the statutory rate	34%	35%	35%
Impact of the Tax Cuts and Jobs Act on deferred taxes	(3)%	—	—
State income taxes (net of federal benefit) and other, net	2%	2%	2%
Total	33%	37%	37%

The Tax Cuts and Jobs Act (the “Tax Act” or "tax reform") was signed into law on December 22, 2017. The Tax Act made significant changes to U.S. corporate taxation including reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, permitting immediate capital expensing of certain qualified property, and limiting the tax deductions available for certain executive compensation and employee fringe benefits. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, the Company applied a blended U.S. federal income tax rate of approximately 34% for fiscal 2017, due to the lower tax rate of 21% becoming effective in the last month of that fiscal year. This reduced tax rate resulted in a tax benefit of $24.9 million. The Company recorded an additional tax benefit of $55.2 million due to the remeasurement of its deferred tax assets and liabilities. Both of these tax benefits were recorded in the fourth quarter of fiscal 2017. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the Tax Act. As permitted by SAB 118, both of the tax benefits recorded by the Company in fiscal 2017, represent provisional amounts based on the Company’s current best estimates. Any adjustments made to those provisional amounts will be included in income from operations and recorded as an adjustment to tax expense through the fiscal year ending February 2, 2019. The recorded, provisional amounts reflect assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as the Company receives additional clarification and guidance in the form of technical corrections to the Tax Act or regulations issued by the U.S. Treasury.
The components of deferred taxes at February 3, 2018 and January 28, 2017 are as follows:

($000)	2017	2016
Deferred Tax Assets
Accrued liabilities	$46,489	$71,796
Deferred compensation	28,094	36,101
Stock-based compensation	34,986	44,865
Deferred rent	18,013	25,221
State taxes and credits	20,206	28,484
Employee benefits	15,242	23,987
Other	5,224	8,223
Gross Deferred Tax Assets	168,254	238,677
Less: Valuation allowance	(4,659)	(3,730)
Deferred Tax Assets	163,595	234,947

Deferred Tax Liabilities
Depreciation	(217,332)	(313,526)
Merchandise inventory	(19,055)	(28,853)
Supplies	(9,529)	(13,418)
Other	(3,485)	(535)
Deferred Tax Liabilities	(249,401)	(356,332)
Net Deferred Tax Liabilities	$(85,806)	$(121,385)

At the end of fiscal 2017 and 2016, the Company’s state tax credit carryforwards for income tax purposes were approximately $14.7 million and $22.8 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2019. The Company has provided a valuation allowance of $4.7 million as of the end of fiscal 2017 for deferred tax assets related to state tax credits that are not expected to be realized.
The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2017, 2016, and 2015 are as follows:

($000)	2017	2016	2015
Unrecognized tax benefits - beginning of year	$81,122	$75,372	$78,116
Gross increases:
Tax positions in current period	26,837	12,394	14,990
Tax positions in prior period	—	2,897	—
Gross decreases:
Tax positions in prior periods	(2,755)	(3,231)	(10,589)
Lapse of statute limitations	(6,068)	(6,310)	(4,216)
Settlements	(470)	—	(2,929)
Unrecognized tax benefits - end of year	$98,666	$81,122	$75,372
At the end of fiscal 2017, 2016, and 2015, the reserves for unrecognized tax benefits were $121.3 million, $98.6 million, and $94.2 million inclusive of $22.6 million, $17.5 million, and $18.8 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $81.3 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred tax assets and liabilities. These amounts are net of federal and state income taxes.
It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $8.8 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2013 through 2017. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2013 through 2017. Certain federal and state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans
The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $15.4 million, $13.9 million, and $12.7 million in fiscal 2017, 2016, and 2015, respectively.
The Company also has an Incentive Compensation Plan which provides cash awards to key management and employees based on Company and individual performance.
The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $120.6 million and $100.4 million at February 3, 2018 and January 28, 2017, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $120.6 million and $100.4 million at February 3, 2018 and January 28, 2017, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.
In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $7.3 million and $8.0 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017, respectively.

Note H: Stockholders’ Equity
Common stock. In February 2017, the Company’s Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018. In March 2018, the Company’s Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million.
The following table summarizes the Company’s stock repurchase activity in fiscal 2017, 2016, and 2015:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)
2017	13.5	$64.87	$875
2016	11.6	$60.15	$700
2015	13.7	$51.27	$700
Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.
Dividends. On March 6, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.2250 per common share, payable on March 30, 2018. The Company’s Board of Directors declared cash dividends of $0.1600 per common share in February, May, August, and November 2017, cash dividends of $0.1350 per common share in March, May, August, and November 2016, and cash dividends of $0.1175 per common share in February, May, August, and November 2015.
2017 Equity Incentive Plan. On May 17, 2017, the Company’s stockholders approved the Ross Stores, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) which replaced the Company’s 2008 Equity Incentive Plan (“Predecessor Plan”). The 2017 Plan, which was authorized to issue a maximum of 12.0 million shares, was immediately effective upon approval and no further awards were granted under the Predecessor Plan, which was terminated.
The 2017 Plan has an initial share reserve of 12.0 million shares of the Company’s common stock which can be increased by a maximum of 5.5 million shares from certain expired, withheld, or forfeited shares from the 2017 Plan or the Predecessor Plan. The 2017 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of February 3, 2018, there were 11.9 million shares available for grant under the 2017 Plan.
As of February 3, 2018, all remaining options under the 2017 Plan or Predecessor Plan had been exercised and there were no remaining outstanding and exercisable options.
A summary of restricted stock and performance share award activity for fiscal 2017 is presented below:

	Number of shares (000)	Weighted average grant date fair value
Unvested at January 28, 2017	5,563	$43.19
Awarded	1,543	65.56
Released	(1,583)	37.97
Forfeited	(40)	50.21
Unvested at February 3, 2018	5,483	$51.19
The market value of shares of restricted stock and performance shares at the date of grant is amortized to expense over the vesting period of generally three to five years. The unamortized compensation expense at February 3, 2018 and January 28, 2017 was $114.0 million and $101.6 million, respectively, which is expected to be recognized over a weighted average remaining period of 1.8 years. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2017 (or $79.08), was $433.6 million. A total of 11.9 million, 12.1 million, and 12.7 million shares were available for new restricted stock awards at the end of fiscal 2017, 2016, and 2015, respectively. During fiscal 2017, 2016, and 2015, shares purchased by the Company for tax withholding totaled 0.7 million, 0.7 million, and 1.3 million shares, respectively, and are considered treasury shares which are available for reissuance.

As of February 3, 2018 and January 28, 2017, the Company held 12.5 million and 11.8 million shares of treasury stock, respectively.
Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock then vests over a service period, generally two to three years from the date the performance award was granted. The Company issued approximately 655,000, 682,000, and 601,000 shares in settlement of the fiscal 2017, 2016, and 2015 awards.
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
During fiscal 2017, 2016, and 2015, employees purchased approximately 0.3 million, 0.3 million, and 0.4 million shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $56.42, $51.86, and $43.16, respectively. Through February 3, 2018, approximately 39.7 million shares had been issued under this plan and 5.3 million shares remained available for future issuance.
Note I: Related Party Transactions
The Company has a consulting agreement with Norman Ferber, its Chairman Emeritus of the Board of Directors, under which the Company pays him an annual consulting fee of $1.6 million through May 2019. In addition, the agreement provides for administrative support and health and other benefits for him and his dependents, which totaled approximately $0.4 million, $0.4 million, and $0.3 million in fiscal 2017, 2016, and 2015, respectively, along with amounts to cover premiums through May 2019 on a life insurance policy with a death benefit of $2.0 million. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.
Robert Ferber, the son of Norman Ferber, is a buyer with the Company. The Company paid Robert Ferber compensation including salary and bonus of approximately $159,000, $148,000, and $131,000 in fiscal 2017, 2016, and 2015, respectively.
Note J: Litigation, Claims, and Assessments
Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of February 3, 2018.
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

Note K: Quarterly Financial Data (Unaudited)
Summarized quarterly financial information for fiscal 2017 and 2016 is presented in the tables below.
Year ended February 3, 2018:

	Quarter Ended
($000, except per share data)	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
Sales	$3,306,429	$3,431,603	$3,328,894	$4,067,806

Cost of goods sold	2,329,966	2,420,942	2,369,148	2,922,582
Selling, general and administrative	474,819	498,276	517,297	553,306
Interest expense, net	3,169	2,341	1,780	386
Total costs and expenses	2,807,954	2,921,559	2,888,225	3,476,274
Earnings before taxes	498,475	510,044	440,669	591,532
Provision for taxes on earnings	177,457	193,505	166,220	140,785
Net earnings	$321,018	$316,539	$274,449	$450,747

Earnings per share – basic[1]	$0.83	$0.83	$0.72	$1.20	²
Earnings per share – diluted[1]	$0.82	$0.82	$0.72	$1.19	²
Cash dividends declared per share
on common stock	$0.1600	$0.1600	$0.1600	$0.1600
Stock price
High	$69.15	$66.05	$65.99	$85.46
Low	$62.53	$53.07	$53.03	$63.42

¹	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.
²	Includes a per share benefit of approximately $0.21 from tax reform legislation enacted in December 2017 and $0.10 from the 53rd week.

Year ended January 28, 2017:

	Quarter Ended
($000, except per share data)	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Sales	$3,088,995	$3,180,917	$3,086,687	$3,510,158

Cost of goods sold	2,176,205	2,251,845	2,206,092	2,539,563
Selling, general and administrative	436,924	469,511	490,171	493,802
Interest expense, net	4,364	4,213	4,156	3,755
Total costs and expenses	2,617,493	2,725,569	2,700,419	3,037,120
Earnings before taxes	471,502	455,348	386,268	473,038
Provision for taxes on earnings	180,868	173,442	141,722	172,470
Net earnings	$290,634	$281,906	$244,546	$300,568

Earnings per share – basic[1]	$0.73	$0.72	$0.63	$0.77
Earnings per share – diluted[1]	$0.73	$0.71	$0.62	$0.77
Cash dividends declared per share
on common stock	$0.1350	$0.1350	$0.1350	$0.1350
Stock price
High	$59.30	$61.98	$65.06	$69.53
Low	$52.56	$52.34	$60.68	$61.28

¹	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Ross Stores, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of February 3, 2018 and January 28, 2017, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years ended February 3, 2018, January 28, 2017, and January 30, 2016 and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years ended February 3, 2018, January 28, 2017, and January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 /s/DELOITTE & TOUCHE LLP

San Francisco, California
April 3, 2018

We have served as the Company’s auditor since 1982.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 3, 2018.
Our internal control over financial reporting as of February 3, 2018 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated April 3, 2018, which is included in Item 8 in this Annual Report on Form 10-K.
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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 23, 2018 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”
Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s Executive Chairman; Chief Executive Officer; Chief Operating Officer; Chief Merchandising Officer; President, Merchandising; Chief Development Officer; Executive Vice President, Finance and Legal; Chief Financial Officer; Senior Vice President, Controller; Senior Vice President, Finance; Group Vice President, Accounting and Assistant Controller; Vice President, Finance (FP&A); Group Vice President, Tax; Assistant Treasurer; Investor and Media Relations personnel; and successor and other positions that may be designated by the Company. This Code of Ethics is posted on our corporate website (www.rossstores.com) under Corporate Governance in the Investors Section. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of February 3, 2018:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))[1]
Equity compensation plans
approved by security holders	655	[2]	—	17,203	[3]
Equity compensation plans not
approved by security holders	—		—	—
Total	655		—	17,203

1 After approval by stockholders of the 2017 Equity Incentive Plan in May 2017, any shares remaining available for grant in the share reserves of the 2008 Equity Incentive Plan were automatically canceled.

2 Securities include shares underlying outstanding performance share awards where the performance measurement has occurred but that remain unsettled and unissued as of February 3, 2018. The weighted-average exercise price in column (b) does not take these awards into account.

3 Includes 5.3 million shares reserved for issuance under the Employee Stock Purchase Plan and 11.9 million shares reserved for issuance under the 2017 Equity Incentive Plan.

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
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended February 3, 2018, January 28, 2017, and January 30, 2016.
Consolidated Statements of Comprehensive Income for the years ended February 3, 2018, January 28, 2017, and January 30, 2016.
Consolidated Balance Sheets at February 3, 2018 and January 28, 2017.
Consolidated Statements of Stockholders’ Equity for the years ended February 3, 2018, January 28, 2017, and January 30, 2016.
Consolidated Statements of Cash Flows for the years ended February 3, 2018, January 28, 2017, and January 30, 2016.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Barbara Rentler
Date:	April 3, 2018		Barbara Rentler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Barbara Rentler	Chief Executive Officer, Director	April 3, 2018
Barbara Rentler

/s/Michael J. Hartshorn	Executive Vice President, Chief Financial Officer,	April 3, 2018
Michael J. Hartshorn	and Principal Accounting Officer

/s/Michael Balmuth	Executive Chairman of the Board, Director	April 3, 2018
Michael Balmuth

/s/K. Gunnar Bjorklund	Director	April 3, 2018
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	April 3, 2018
Michael J. Bush

/s/Norman A. Ferber	Chairman Emeritus of the Board, Director	April 3, 2018
Norman A. Ferber

/s/Sharon D. Garrett	Director	April 3, 2018
Sharon D. Garrett

/s/Stephen D. Milligan	Director	April 3, 2018
Stephen D. Milligan

/s/G. Orban	Director	April 3, 2018
George P. Orban

/s/Michael O’Sullivan	President and Chief Operating Officer, Director	April 3, 2018
Michael O’Sullivan

/s/Larry S. Peiros	Director	April 3, 2018
Lawrence S. Peiros

/s/G. L. Quesnel	Director	April 3, 2018
Gregory L. Quesnel

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.2 - 10.33)
10.2
Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan (amended and restated on March 11, 2015), incorporated by reference to Exhibit 10.1 filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

10.3	Third Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan effective December 31, 2008, as amended effective January 1, 2015 and October 1, 2017.
10.4
Second Amended and Restated Ross Stores, Inc. Incentive Compensation Plan (as amended effective May 18, 2016), incorporated by reference Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. on July 30, 2016.

10.5
Ross Stores, Inc. 2008 Equity Incentive Plan (as amended through May 21, 2014), incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.6
Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 filed by Ross Stores, Inc. on May 17, 2017 (Registration No. 333-218052).

10.7	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.
10.8	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.
10.9	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.10	Form of Restricted Stock Agreement for Nonemployee Director.
10.11	Form of Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.12	Form of Performance Shares Grant Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.
10.13	Form of Performance Share Agreement, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.14
Form of Indemnity Agreement between Ross Stores, Inc. for Directors and Executive Officers, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2013.

10.15	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2016.
10.16	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.
10.17
Amended and Restated Independent Contractor Consultancy Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2010.

10.18
Amended Independent Contractor Consultancy Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.52 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.19
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

10.21
Amended Retirement Benefits Package Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.53 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.22
Amendment to Retirement Benefit Package Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.23
Third Amendment to Retirement Benefit Package Agreement effective January 1, 2016 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.39 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.24
Amendment to Independent Contractor Consultancy Agreement effective March 1, 2017 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.

10.25
Employment Agreement effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.26
First Amendment to Employment Agreement between Michael Balmuth and Ross Stores, Inc. dated March 15, 2015, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

10.27
Second Amendment to Employment Agreement effective January 1, 2016 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.49 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.28
Third Amendment to the Employment Agreement effective May 18, 2016 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2016.

10.29
Fourth Amendment to the Employment Agreement effective April 15, 2017 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.

10.30
Employment Agreement effective March 16, 2017 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.

10.31
Employment Agreement effective March 16, 2017 between Michael O’Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.

10.32
Employment Agreement effective March 16, 2017 between Michael Hartshorn and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.

10.33	Executive Employment Agreement effective March 16, 2016 between Bernard Brautigan and Ross Stores, Inc.
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase