Form 10-Q
period 2018-05-05
ROSS STORES INC
filed 2018-06-13
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 23, 2018 was 376,540,575.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except stores and per share data, unaudited)	May 5, 2018	April 29, 2017
Sales	$3,588,619	$3,306,429

Costs and Expenses
Cost of goods sold	2,522,219	2,329,966
Selling, general and administrative	524,423	474,819
Interest (income) expense, net	(503)	3,169
Total costs and expenses	3,046,139	2,807,954

Earnings before taxes	542,480	498,475
Provision for taxes on earnings	124,228	177,457
Net earnings	$418,252	$321,018

Earnings per share
Basic	$1.12	$0.83
Diluted	$1.11	$0.82

Weighted average shares outstanding (000)
Basic	373,797	386,433
Diluted	377,062	389,730

Dividends
Cash dividends declared per share	$0.225	$0.160

Stores open at end of period	1,651	1,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	May 5, 2018	April 29, 2017
Net earnings	$418,252	$321,018

Other comprehensive (loss) income:
Change in unrealized loss on investments, net of tax	(20)	(16)
Comprehensive income	$418,232	$321,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	May 5, 2018	February 3, 2018	April 29, 2017
Assets
Current Assets
Cash and cash equivalents	$1,302,836	$1,290,294	$1,244,219
Short-term investments	—	512	—
Accounts receivable	109,425	87,868	100,840
Merchandise inventory	1,895,456	1,641,735	1,594,760
Prepaid expenses and other	146,362	130,748	124,916
Total current assets	3,454,079	3,151,157	3,064,735

Property and Equipment
Land and buildings	1,110,278	1,109,173	1,102,815
Fixtures and equipment	2,621,211	2,603,318	2,460,765
Leasehold improvements	1,103,712	1,093,634	1,012,016
Construction-in-progress	116,495	102,054	63,759
	4,951,696	4,908,179	4,639,355
Less accumulated depreciation and amortization	2,582,481	2,525,715	2,330,666
Property and equipment, net	2,369,215	2,382,464	2,308,689

Long-term investments	709	712	1,267
Other long-term assets	196,833	187,718	178,284
Total assets	$6,020,836	$5,722,051	$5,552,975

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,299,145	$1,059,844	$1,178,029
Accrued expenses and other	435,606	431,706	418,846
Accrued payroll and benefits	209,570	349,879	209,138
Income taxes payable	77,323	—	131,710
Current portion of long-term debt	84,981	84,973	—
Total current liabilities	2,106,625	1,926,402	1,937,723

Long-term debt	312,105	311,994	396,611
Other long-term liabilities	362,445	348,541	309,339
Deferred income taxes	109,373	85,806	131,556

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 377,079,000, 379,618,000 and 389,431,000 shares, respectively	3,771	3,796	3,894
Additional paid-in capital	1,312,705	1,292,364	1,234,828
Treasury stock	(363,077)	(318,279)	(311,594)
Accumulated other comprehensive income	7	27	75
Retained earnings	2,176,882	2,071,400	1,850,543
Total stockholders’ equity	3,130,288	3,049,308	2,777,746
Total liabilities and stockholders’ equity	$6,020,836	$5,722,051	$5,552,975
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	May 5, 2018	April 29, 2017[1]
Cash Flows From Operating Activities
Net earnings	$418,252	$321,018
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	79,797	75,820
Stock-based compensation	23,760	20,238
Deferred income taxes	16,842	10,847
Change in assets and liabilities:
Merchandise inventory	(253,721)	(81,874)
Other current assets	(37,283)	(37,168)
Accounts payable	238,677	162,788
Other current liabilities	(18,643)	41,900
Other long-term, net	4,369	7,292
Net cash provided by operating activities	472,050	520,861

Cash Flows From Investing Activities
Additions to property and equipment	(79,793)	(75,971)
Proceeds from investments	505	—
Net cash used in investing activities	(79,288)	(75,971)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	4,682	4,404
Treasury stock purchased	(44,798)	(38,754)
Repurchase of common stock	(255,370)	(215,042)
Dividends paid	(85,410)	(62,795)
Net cash used in financing activities	(380,896)	(312,187)

Net increase in cash, cash equivalents, and restricted cash and cash equivalents	11,866	132,703

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period[1]	1,353,272	1,176,180
End of period	$1,365,138	$1,308,883

Supplemental Cash Flow Disclosures
Interest paid	$4,219	$4,219
Income taxes paid	$17,058	$46,519

1 As the result of the adoption of ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, the prior year amounts were retrospectively adjusted to include restricted cash and cash equivalents. See Note A.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 5, 2018 and April 29, 2017
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 5, 2018 and April 29, 2017, the results of operations and comprehensive income, and cash flows for the three month periods ended May 5, 2018 and April 29, 2017. The Condensed Consolidated Balance Sheet as of February 3, 2018, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.

The results of operations and comprehensive income for the three month periods ended May 5, 2018 and April 29, 2017 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Recently adopted accounting standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification "ASC" 606) which, along with subsequent amendments, supersedes the revenue recognition requirements in “Revenue Recognition (ASC 605).” This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires entities to recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted ASC 606 as of February 4, 2018, using the modified retrospective method. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605. Upon adoption of ASC 606, the Company recorded a cumulative-effect adjustment to increase beginning retained earnings by $20 million as of February 4, 2018, primarily due to the change in the timing of the recognition of stored value card breakage. The impact of applying ASC 606 was not material to the Company's condensed consolidated financial statements for the three months ended May 5, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts on the statement of cash flows. The standard also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. The Company adopted ASU 2016-18 as of February 4, 2018, using the retrospective method.
Significant accounting policies. Except for the updates to accounting policies for revenue recognition and allowance for sales returns as a result of adopting ASC 606 described below, there have been no significant changes to the accounting policies followed by the Company as described in Note A to the audited consolidated financial statements for the fiscal year ended February 3, 2018.
Revenue recognition. The Company recognizes revenue at the point of sale, net of sales taxes collected and an allowance for estimated future returns. Sales taxes collected that are outstanding and the allowance for estimated future returns are included in Accrued expenses and other in the Condensed Consolidated Balance Sheets.
Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. As a result of adopting ASC 606, breakage is estimated and recognized as revenue based upon the historical pattern of customer redemptions. In prior periods, breakage was recorded as a reduction of operating expense when customer redemption was considered remote. Breakage was not material to the condensed consolidated financial statements for the three month periods ended May 5, 2018 and April 29, 2017.

The following sales mix table disaggregates revenue by merchandise category for the three month periods ended May 5, 2018 and April 29, 2017:

	Three Months Ended
	May 5, 2018	April 29, 2017
Ladies	28%	29%
Home Accents and Bed and Bath	25%	25%
Shoes	14%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	12%
Men's	12%	12%
Children's	8%	8%
Total	100%	100%

Allowance for sales returns. As a result of the adoption of ASC 606, the Company recognizes allowances for estimated sales returns on a gross basis. This results in (i) an asset recorded for the expected recovery of merchandise inventory and a liability recorded for the refund due to the customer and (ii) a change in sales and related cost of goods sold based on the required reserve for estimated returns. In prior periods, the Company recognized allowances for sales returns on a net basis.
Cash, restricted cash, and restricted investments. Restricted cash, cash equivalents, and investments serve as collateral for certain insurance obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The classification between current and long-term is based on the timing of expected payments of the insurance obligations.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	May 5, 2018	February 3, 2018	April 29, 2017
Cash and cash equivalents	$1,302,836	$1,290,294	$1,244,219
Restricted cash and cash equivalents included in:
Prepaid expenses and other	8,900	9,412	12,954
Other long-term assets	53,402	53,566	51,710
Total restricted cash and cash equivalents	62,302	62,978	64,664
Total cash, cash equivalents and restricted cash and equivalents	$1,365,138	$1,353,272	$1,308,883
In addition to the restricted cash and equivalents in the table above, the Company had restricted investments included in the Condensed Consolidated Balance Sheets as shown below:

($000)	May 5, 2018	February 3, 2018	April 29, 2017
Prepaid expenses and other	$2,822	$2,435	$699
Other long-term assets	—	403	2,902
Total restricted investments	$2,822	$2,838	$3,601

Property and equipment. As of May 5, 2018 and April 29, 2017, the Company had $11.1 million and $6.3 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Cash dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company’s Board of Directors declared a cash dividend of $0.225 per common share in March 2018 and $0.160 per common share in February, May, August, and November 2017, respectively.

In May 2018, the Company’s Board of Directors declared a cash dividend of $0.225 per common share, payable on June 29, 2018.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class action litigation remains pending as of May 5, 2018.

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

Recently issued accounting standards. The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company’s annual and interim reporting periods beginning in fiscal 2019. The Company is currently working on the adoption, and evaluating the effect adoption of this new guidance will have on its consolidated financial statements. Due to the substantial number of leases that it has, the Company believes this ASU will increase assets and liabilities by a material amount on its consolidated balance sheet. The Company’s current undiscounted minimum commitments under noncancelable operating leases is approximately $3.8 billion. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of earnings, stockholders’ equity, and cash flows.

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

There were no transfers between Level 1 and Level 2 categories during the three month periods ended May 5, 2018. The fair value of the Company’s financial instruments are as follows:

($000)	May 5, 2018	February 3, 2018	April 29, 2017
Cash and cash equivalents (Level 1)	$1,302,836	$1,290,294	$1,244,219

Restricted cash and cash equivalents (Level 1)	$62,302	$62,978	$64,664

Investments (Level 2)	$709	$1,224	$1,267

Restricted investments (Level 2)	$2,822	$2,838	$3,601

The underlying assets in the Company’s non-qualified deferred compensation program as of May 5, 2018, February 3, 2018, and April 29, 2017 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	May 5, 2018	February 3, 2018	April 29, 2017
Level 1	$112,073	$104,590	$95,359
Level 2	16,339	16,023	16,345
Total	$128,412	$120,613	$111,704

Note C: Stock-Based Compensation

Stock-based compensation. For the three month periods ended May 5, 2018 and April 29, 2017, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 5, 2018	April 29, 2017
Restricted stock	$11,508	$10,701
Performance awards	11,424	8,783
Employee stock purchase plan	828	754
Total	$23,760	$20,238

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three month periods ended May 5, 2018 and April 29, 2017, is as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	May 5, 2018	April 29, 2017
Cost of goods sold	$11,036	$9,795
Selling, general and administrative	12,724	10,443
Total	$23,760	$20,238

The tax benefits related to stock-based compensation expense for the three month periods ended May 5, 2018 and April 29, 2017 were $4.9 million and $7.0 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three month periods ended May 5, 2018 and April 29, 2017, shares purchased by the Company for tax withholding totaled 583,228 and 576,813, respectively, and are considered treasury shares which are available for reissuance.

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

As of May 5, 2018, shares related to unvested restricted stock and performance share awards totaled 5.1 million shares. A summary of restricted stock and performance share award activity for the three month period ended May 5, 2018, is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 3, 2018	5,483	$51.19
Awarded	1,070	74.72
Released	(1,460)	44.70
Forfeited	(41)	57.55
Unvested at May 5, 2018	5,052	$59.13

The unamortized compensation expense at May 5, 2018, was $162.5 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years. The unamortized compensation expense at April 29, 2017, was $144.6 million, which was expected to be recognized over a weighted-average remaining period of 2.4 years.

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

For the three month period ended May 5, 2018, approximately 19,300 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented. For the three month period ended April 29, 2017, no weighted average shares were excluded from the calculation of diluted EPS because none would have been anti-dilutive for the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
May 5, 2018
Shares	373,797	3,265	377,062
Amount	$1.12	$(0.01)	$1.11

April 29, 2017
Shares	386,433	3,297	389,730
Amount	$0.83	$(0.01)	$0.82

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	May 5, 2018	February 3, 2018	April 29, 2017
6.38% Series A Senior Notes due 2018	$84,981	$84,973	$84,947
6.53% Series B Senior Notes due 2021	64,927	64,922	64,907
3.375% Senior Notes due 2024	247,178	247,072	246,757
Total long-term debt	$397,086	$396,967	$396,611

Less: current portion	84,981	84,973	—
Total due beyond one year	$312,105	$311,994	$396,611

As of May 5, 2018, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of May 5, 2018, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018, and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021, and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of May 5, 2018, the Company was in compliance with these covenants.

As of May 5, 2018, February 3, 2018, and April 29, 2017, total unamortized discount and debt issuance costs were $2.9 million, $3.0 million, and $3.4 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $407 million, $411 million, and $421 million as of May 5, 2018, February 3, 2018, and April 29, 2017, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three month periods ended May 5, 2018 and April 29, 2017:

	Three Months Ended
($000)	May 5, 2018	April 29, 2017
Interest expense on long-term debt	$4,645	$4,644
Other interest expense	302	269
Capitalized interest	(498)	(62)
Interest income	(4,952)	(1,682)
Interest (income) expense, net	$(503)	$3,169

Revolving credit facility. The Company’s $600 million unsecured revolving credit facility expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of May 5, 2018, the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of May 5, 2018, the Company was in compliance with this covenant.

Note F: Taxes on Earnings

The Tax Cuts and Jobs Act (the “Tax Act” or "tax reform") was signed into law on December 22, 2017. The Tax Act made significant changes to U.S. corporate taxation, including reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. For the three months ended May 5, 2018, the Company’s provision for taxes on earnings differed from the Company’s federal corporate income tax rate of 21%, primarily because of the effects of state and local taxes, the net tax benefit associated with share-based compensation, and resolution of tax positions with taxing authorities. These items resulted in an effective tax rate for the three months ended May 5, 2018 of 23% as compared to 36% for the three months ended April 29, 2017.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the Tax Act. As permitted by SAB 118, the Company recorded provisional amounts for both current and deferred income taxes related to the reduced U.S. federal corporate income tax rate in fiscal 2017. The recorded provisional amounts totaling $80.1 million of tax benefit, reflect assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as the Company receives additional clarification and guidance in the form of technical corrections to the Tax Act or regulations issued by the U.S. Treasury. As of May 5, 2018, the Company has not recorded any adjustment to the provisional amounts recorded in fiscal 2017.

As of May 5, 2018, February 3, 2018, and April 29, 2017, the reserves for unrecognized tax benefits were $125.6 million, $121.3 million, and $103.2 million inclusive of $24.0 million, $22.6 million, and $18.7 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $84.4 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $8.6 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 5, 2018 and April 29, 2017, the related condensed consolidated statements of earnings, comprehensive income and cash flows for the three-month periods ended May 5, 2018 and April 29, 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 3, 2018, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 3, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

San Francisco, California
June 13, 2018

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption "Forward-Looking Statements" and in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for 2017. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2017. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,432 locations in 38 states, the District of Columbia and Guam as of May 5, 2018. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 219 dd’s DISCOUNTS stores in 17 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three month periods ended May 5, 2018 and April 29, 2017:

	Three Months Ended
	May 5, 2018	April 29, 2017
Sales
Sales (millions)	$3,589	$3,306
Sales growth	8.5%	7.0%
Comparable store sales growth	3%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	70.3%	70.5%
Selling, general and administrative	14.6%	14.3%
Interest (income) expense, net	(0.0%)	0.1%

Earnings before taxes (as a percent of sales)	15.1%	15.1%

Net earnings (as a percent of sales)	11.7%	9.7%

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

	Three Months Ended
Store Count	May 5, 2018	April 29, 2017
Beginning of the period	1,622	1,533
Opened in the period	29	28
Closed in the period	—	—
End of the period	1,651	1,561

Sales. Sales for the three month period ended May 5, 2018, increased $282 million, or 8.5%, compared to the three month period ended April 29, 2017, due to the opening of 90 net new stores between April 29, 2017 and May 5, 2018, and a 3% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Our sales mix for the three month periods ended May 5, 2018 and April 29, 2017 is shown below:

	Three Months Ended
	May 5, 2018	April 29, 2017
Ladies	28%	29%
Home Accents and Bed and Bath	25%	25%
Shoes	14%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	12%
Men's	12%	12%
Children's	8%	8%
Total	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three month periods ended May 5, 2018, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended May 5, 2018, increased $192 million compared to the same period in the prior year, mainly due to increased sales from the opening of 90 net new stores and a 3% increase in comparable store sales for both periods.

Cost of goods sold as a percentage of sales for the three month period ended May 5, 2018, improved approximately 20 basis points from the same period in the prior year, primarily due to a 30 basis point increase in merchandise margin, a 15 basis point decline in distribution costs due to the favorable timing of packaway-related expenses, and a 15 basis point decline in occupancy costs. These improvements were partially offset by a 20 basis point increase in freight costs and a 20 basis point increase in buying expenses.

We cannot be sure that the gross profit margins realized for the three month period ended May 5, 2018, will continue in the future.

Selling, general and administrative expenses. For the three month period ended May 5, 2018, selling, general and administrative expenses ("SG&A") increased $50 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 90 net new stores between April 29, 2017 and May 5, 2018.

Selling, general and administrative expenses as a percentage of sales for the three month period ended May 5, 2018, increased approximately 25 basis points from the same period in the prior year primarily due to higher wage-related costs.

Interest (income) expense, net. Interest (income) expense, net was income for the three month period ended May 5, 2018 compared to expense for the three month period ended April 29, 2017, primarily due to an increase in interest income. Interest (income) expense, net for the three month periods ended May 5, 2018 and April 29, 2017, consists of the following:

	Three Months Ended
($000)	May 5, 2018	April 29, 2017
Interest expense on long-term debt	$4,645	$4,644
Other interest expense	302	269
Capitalized interest	(498)	(62)
Interest income	(4,952)	(1,682)
Interest (income) expense, net	$(503)	$3,169

Taxes on earnings. Our effective tax rates for the three month periods ended May 5, 2018 and April 29, 2017, were approximately 23% and 36%, respectively. The decrease in effective tax rate was primarily due to the reduced U.S. federal corporate income tax rate from 35% to 21%. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2018 will be between 24% and 25%.

The Tax Cuts and Jobs Act (the “Tax Act” or "tax reform") was signed into law on December 22, 2017. The Tax Act made significant changes to U.S. corporate taxation, including reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. For the three months ended May 5, 2018, our provision for taxes on earnings differed from the federal corporate income tax rate of 21%, primarily because of the effects of state and local taxes, the net tax benefit associated with share-based compensation, and resolution of tax positions with taxing authorities. These items resulted in an effective tax rate for the three months ended May 5, 2018 of 23% as compared to 36% for the three months ended April 29, 2017.
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the Tax Act. As permitted by SAB 118, our recorded provisional amounts for both current and deferred income taxes related to the reduced U.S. federal corporate income tax rate in fiscal 2017. The recorded provisional amounts totaling $80.1 million of tax benefit, reflect assumptions made based upon our current interpretation of the Tax Act, and may change as we receive additional clarification and guidance in the form of technical corrections to the Tax Act or regulations issued by the U.S. Treasury. As of May 5, 2018, we have not recorded any adjustment to the provisional amounts recorded in fiscal 2017.
Net earnings. Net earnings as a percentage of sales for the three month period ended May 5, 2018, was higher compared to the same period in the prior year primarily due to the decrease in the effective tax rate from the Tax Act.

Earnings per share. Diluted earnings per share for the three month period ended May 5, 2018, was $1.11, which included a $0.17 per share benefit from recently enacted tax legislation, compared to $0.82 for the three month period ended April 29, 2017. The 35% increase in diluted earnings per share was attributable to a 30% increase in net earnings (inclusive of the reduction in tax rates) and 4% from the reduction in weighted average diluted shares outstanding due to stock repurchases under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, rent, taxes, and capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under our stock repurchase program and to pay dividends, and we may use cash for the repayment of debt as it becomes due.

	Three Months Ended
($000)	May 5, 2018	April 29, 2017[1]
Cash provided by operating activities	$472,050	$520,861
Cash used in investing activities	(79,288)	(75,971)
Cash used in financing activities	(380,896)	(312,187)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$11,866	$132,703

1 As the result of the adoption of ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, the prior year amounts were retrospectively adjusted. See Note A.

Operating Activities

Net cash provided by operating activities was $472.1 million and $520.9 million for the three month periods ended May 5, 2018 and April 29, 2017, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The decrease in cash flow from operating activities for the three month period ended May 5, 2018, compared to the same period in the prior year was primarily driven by higher packaway purchases. The timing of inventory receipts and related payments versus last year resulted in lower accounts payable leverage (defined as accounts payable divided by merchandise inventory), which was 69%, 65%, and 74% as of May 5, 2018, February 3, 2018, and April 29, 2017, respectively.

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

Changes in packaway inventory levels impact our operating cash flow. As of May 5, 2018, packaway inventory was 49% of total inventory compared to 49% at the end of fiscal 2017. As of April 29, 2017, packaway inventory was 46% of total inventory compared to 49% at the end of fiscal 2016.

Investing Activities

Net cash used in investing activities was $79.3 million and $76.0 million for the three month periods ended May 5, 2018 and April 29, 2017, respectively. The increase in cash used for investing activities for the three month period ended May 5, 2018, compared to the three month period ended April 29, 2017, was primarily due to an increase in our capital expenditures.

Our capital expenditures were $79.8 million and $76.0 million for the three month periods ended May 5, 2018 and April 29, 2017, respectively. Our capital expenditures include costs to open new stores and improve existing stores; build, expand, and improve distribution centers; and for various other expenditures related to our information technology systems, and our buying and corporate offices.

We are forecasting approximately $475 million in capital expenditures for fiscal year 2018 to fund costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to fund capital expenditures with available cash and cash equivalents, and cash flows from operations.

Financing Activities

Net cash used in financing activities was $380.9 million and $312.2 million for the three month periods ended May 5, 2018 and April 29, 2017, respectively. For the three month periods ended May 5, 2018 and April 29, 2017, our liquidity and capital requirements were provided by available cash and cash equivalents, and cash flows from operations. The increase in cash used for financing activities for the three month period ended May 5, 2018, compared to the three month period ended April 29, 2017, was primarily due to an increase in the repurchase of our common stock under our stock repurchase program and higher cash dividends.

We repurchased 3.3 million and 3.3 million shares of common stock for aggregate purchase prices of approximately $255.4 million and $215.0 million during the three month periods ended May 5, 2018 and April 29, 2017, respectively. We also acquired 0.6 million and 0.6 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $44.8 million and $38.8 million during the three month periods ended May 5, 2018 and April 29, 2017, respectively. In March 2018, our Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million.

For the three month periods ended May 5, 2018 and April 29, 2017, we paid cash dividends of $85.4 million and $62.8 million, respectively.

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

We have a $600 million unsecured revolving credit facility which expires in April 2021, and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of May 5, 2018, we had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of May 5, 2018, we were in compliance with this covenant.

We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, repayment of debt, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of May 5, 2018:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$85,000	$—	$65,000	$250,000	$400,000
Interest payment obligations	18,105	25,364	21,120	12,656	77,245
Operating leases (rent obligations)	521,758	1,007,417	687,649	590,192	2,807,016
New York buying office ground lease²	6,418	12,835	13,370	937,594	970,217
Purchase obligations	2,684,670	31,145	13,216	2,637	2,731,668
Total contractual obligations	$3,315,951	$1,076,761	$800,355	$1,793,079	$6,986,146

1We have a $124.9 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a 99-year ground lease.

Senior notes. As of May 5, 2018, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of May 5, 2018, we also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018, and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021, and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of May 5, 2018, we were in compliance with these covenants.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

Off-Balance Sheet Arrangements

Operating leases. We currently lease all but two of our store locations. We also lease four warehouse facilities and two buying offices. In addition, we have a ground lease related to our New York buying office. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

Two of our leased warehouses are in Carlisle, Pennsylvania with leases expiring in 2019 and 2020. The third warehouse is in Fort Mill, South Carolina, with a lease expiring in 2024. The fourth warehouse is in Rock Hill, South Carolina, with a lease expiring in 2028. All of the warehouse leases contain renewal provisions.

We currently lease approximately 87,000 and 5,000 square feet of office space for our Los Angeles and Boston buying offices, respectively. The lease terms for these facilities expire in 2022 and 2020, respectively, and contain renewal provisions.

Purchase obligations. As of May 5, 2018, we had purchase obligations of approximately $2.7 billion. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of May 5, 2018, February 3, 2018, and April 29, 2017, we had $7.8 million, $8.7 million, and $11.6 million, respectively, in standby letters of credit outstanding and $57.3 million, $57.1 million and $56.7 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $17.6 million, $20.7 million, and $18.1 million in trade letters of credit outstanding at May 5, 2018, February 3, 2018, and April 29, 2017, respectively.

Dividends. In May 2018, our Board of Directors declared a cash dividend of $0.225 per common share, payable on June 29, 2018.

Effects of inflation or deflation. We do not consider the effects of inflation or deflation to be material to our financial position and results of operations.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2018, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 3, 2018.

Effective February 4, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASC 606) and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash. See Note A - Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the adoption of ASC 606 and ASU No. 2016-18 and recently issued accounting standards.

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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of May 5, 2018.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of May 5, 2018, we had no borrowings outstanding under our revolving credit facility.

We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrue interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrue interest at 6.53%. The amount outstanding under these notes as of May 5, 2018 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended May 5, 2018. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2018 first fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 for a description of the risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2018 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(2/04/2018 - 3/03/2018)	914,338	$78.42	913,811	$803,341
March
(3/04/2018 - 4/07/2018)	1,743,150	$77.00	1,161,024	$913,841
April
(4/08/2018 - 5/05/2018)	1,196,265	$78.79	1,195,690	$819,630
Total	3,853,753	$77.89	3,270,525	$819,630

1We acquired 583,228 shares of treasury stock during the quarter ended May 5, 2018. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2In February 2017, our Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018. Repurchases of $875 million were completed during fiscal 2017. In March 2018, our Board of Directors approved a $200 million increase in the stock repurchase authorization, bringing the authorization for fiscal 2018 to $1.075 billion.

ITEM 6. EXHIBITS

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

10.1	Form of Restricted Stock Agreement

10.2	Form of Performance Stock Agreement

10.3	Forms of Executive Employment Agreement for Executive Officers

10.4	Employment Agreement effective March 16, 2018 between Michael Hartshorn and Ross Stores, Inc.

10.5	Employment Agreement effective March 16, 2018 between Bernard Brautigan and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 13, 2018.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 13, 2018	By:	/s/Michael J. Hartshorn
Michael J. Hartshorn
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer