Form 10-Q
period 2018-11-03
ROSS STORES INC
filed 2018-12-12
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 21, 2018 was 370,588,820.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Sales	$3,549,608	$3,328,894	$10,876,153	$10,066,926

Costs and Expenses
Cost of goods sold	2,547,331	2,369,148	7,736,533	7,120,056
Selling, general and administrative	561,577	517,297	1,640,581	1,490,392
Interest (income) expense, net	(2,953)	1,780	(4,849)	7,290
Total costs and expenses	3,105,955	2,888,225	9,372,265	8,617,738

Earnings before taxes	443,653	440,669	1,503,888	1,449,188
Provision for taxes on earnings	105,545	166,220	358,124	537,182
Net earnings	$338,108	$274,449	$1,145,764	$912,006

Earnings per share
Basic	$0.92	$0.72	$3.09	$2.38
Diluted	$0.91	$0.72	$3.06	$2.36

Weighted average shares outstanding (000)
Basic	368,102	379,432	370,977	382,959
Diluted	371,061	382,132	373,936	385,823

Stores open at end of period	1,720	1,627	1,720	1,627
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net earnings	$338,108	$274,449	$1,145,764	$912,006

Other comprehensive (loss) income:
Change in unrealized loss on investments, net of tax	(4)	(19)	(27)	(51)
Comprehensive income	$338,104	$274,430	$1,145,737	$911,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	November 3, 2018	February 3, 2018	October 28, 2017
Assets
Current Assets
Cash and cash equivalents	$1,349,196	$1,290,294	$1,144,169
Short-term investments	—	512	518
Accounts receivable	117,825	87,868	103,071
Merchandise inventory	1,979,080	1,641,735	1,840,225
Prepaid expenses and other	177,206	130,748	147,962
Total current assets	3,623,307	3,151,157	3,235,945

Property and Equipment
Land and buildings	1,117,801	1,109,173	1,112,212
Fixtures and equipment	2,719,545	2,603,318	2,538,349
Leasehold improvements	1,150,142	1,093,634	1,065,910
Construction-in-progress	146,323	102,054	92,264
	5,133,811	4,908,179	4,808,735
Less accumulated depreciation and amortization	2,715,585	2,525,715	2,460,549
Property and equipment, net	2,418,226	2,382,464	2,348,186

Long-term investments	475	712	715
Other long-term assets	193,759	187,718	182,132
Total assets	$6,235,767	$5,722,051	$5,766,978

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,394,029	$1,059,844	$1,289,620
Accrued expenses and other	455,743	431,706	445,728
Accrued payroll and benefits	317,525	349,879	320,894
Current portion of long-term debt	84,997	84,973	—
Total current liabilities	2,252,294	1,926,402	2,056,242

Long-term debt	312,328	311,994	396,848
Other long-term liabilities	371,844	348,541	325,587
Deferred income taxes	112,138	85,806	129,782

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 371,058,000, 379,618,000 and 382,437,000 shares, respectively	3,711	3,796	3,824
Additional paid-in capital	1,354,669	1,292,364	1,272,056
Treasury stock	(371,959)	(318,279)	(318,279)
Accumulated other comprehensive income	—	27	40
Retained earnings	2,200,742	2,071,400	1,900,878
Total stockholders’ equity	3,187,163	3,049,308	2,858,519
Total liabilities and stockholders’ equity	$6,235,767	$5,722,051	$5,766,978
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	November 3, 2018	October 28, 2017 [1]
Cash Flows From Operating Activities
Net earnings	$1,145,764	$912,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	246,151	227,255
Stock-based compensation	71,361	64,937
Deferred income taxes	19,607	9,074
Change in assets and liabilities:
Merchandise inventory	(337,345)	(327,339)
Other current assets	(76,489)	(62,610)
Accounts payable	328,062	271,526
Other current liabilities	35,758	51,567
Other long-term, net	17,203	19,270
Net cash provided by operating activities	1,450,072	1,165,686

Cash Flows From Investing Activities
Additions to property and equipment	(293,366)	(266,863)
Proceeds from investments	739	—
Net cash used in investing activities	(292,627)	(266,863)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	14,915	13,668
Treasury stock purchased	(53,680)	(45,440)
Repurchase of common stock	(806,500)	(648,835)
Dividends paid	(253,863)	(186,459)
Net cash used in financing activities	(1,099,128)	(867,066)

Net increase in cash, cash equivalents, and restricted cash and cash equivalents	58,317	31,757

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period[1]	1,353,272	1,176,180
End of period	$1,411,589	$1,207,937

Supplemental Cash Flow Disclosures
Interest paid	$13,271	$13,271
Income taxes paid	$343,848	$552,720
1 As the result of the adoption of ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, the prior year amounts were retrospectively adjusted to include restricted cash and cash equivalents. See Note A.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 3, 2018 and October 28, 2017
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of November 3, 2018 and October 28, 2017, the results of operations and comprehensive income for the three and nine month periods ended November 3, 2018 and October 28, 2017, and cash flows for the nine month periods ended November 3, 2018 and October 28, 2017. The Condensed Consolidated Balance Sheet as of February 3, 2018, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations and comprehensive income for the three and nine month periods ended November 3, 2018 and October 28, 2017 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Recently adopted accounting standards. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification "ASC" 606) which, along with subsequent amendments, supersedes the revenue recognition requirements in “Revenue Recognition (ASC 605).” This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires entities to recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted ASC 606 as of February 4, 2018, using the modified retrospective method. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605. Upon adoption of ASC 606, the Company recorded a cumulative-effect adjustment to increase beginning retained earnings by $20 million as of February 4, 2018, primarily due to the change in the timing of the recognition of stored value card breakage. The impact of applying ASC 606 was not material to the Company's condensed consolidated financial statements for the three and nine month periods ended November 3, 2018.

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
Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. As a result of adopting ASC 606, breakage is estimated and recognized as revenue based upon the historical pattern of customer redemptions. In prior periods, breakage was recorded as a reduction of operating expense when customer redemption was considered remote. Breakage was not material to the condensed consolidated financial statements for the three and nine month periods ended November 3, 2018 and October 28, 2017.

The following sales mix table disaggregates revenue by merchandise category for the three and nine month periods ended November 3, 2018 and October 28, 2017:

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Ladies	27%	28%	28%	28%
Home Accents and Bed and Bath	25%	25%	24%	25%
Men's	14%	13%	13%	13%
Shoes	13%	13%	14%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%	12%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

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
The following table provides a reconciliation of cash, cash equivalents, restricted cash and equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	November 3, 2018	February 3, 2018	October 28, 2017
Cash and cash equivalents	$1,349,196	$1,290,294	$1,144,169
Restricted cash and cash equivalents included in:
Prepaid expenses and other	8,933	9,412	12,776
Other long-term assets	53,460	53,566	50,992
Total restricted cash and cash equivalents	62,393	62,978	63,768
Total cash, cash equivalents and restricted cash and equivalents	$1,411,589	$1,353,272	$1,207,937
In addition to the restricted cash and equivalents in the table above, the Company had restricted investments included in the Condensed Consolidated Balance Sheets as shown below:

($000)	November 3, 2018	February 3, 2018	October 28, 2017
Prepaid expenses and other	$2,801	$2,435	$688
Other long-term assets	—	403	2,862
Total restricted investments	$2,801	$2,838	$3,550

Property and equipment. As of November 3, 2018 and October 28, 2017, the Company had $13.0 million and $6.4 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Cash dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company’s Board of Directors declared a cash dividend of $0.225 per common share in March, May, and August 2018 and $0.160 per common share in February, May, August, and November 2017, respectively.

In November 2018, the Company’s Board of Directors declared a cash dividend of $0.225 per common share, payable on December 28, 2018.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class action litigation remains pending as of November 3, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company’s annual and interim reporting periods beginning in fiscal 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” This update provides an additional (and optional) transition method to adopt the new leases standard, which allows entities to initially apply the new standard at the effective date with a cumulative-effect adjustment to the opening balance of retained earnings and does not require restatement of prior periods. The Company plans to adopt the new leases standard using the optional transition method. In addition, the Company does not plan to elect the transitional package of practical expedients or the use of hindsight upon adoption. The Company is finalizing the expected effect adoption of this new guidance will have on its consolidated financial statements. Due to the substantial number of leases that it has, the Company believes this ASU will increase assets and liabilities by a material amount on its consolidated balance sheet. The Company’s current undiscounted minimum commitments under noncancelable operating leases is approximately $3.9 billion. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of earnings, stockholders’ equity, and cash flows.

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

There were no transfers between Level 1 and Level 2 categories during the three and nine month periods ended November 3, 2018. The fair value of the Company’s financial instruments are as follows:

($000)	November 3, 2018	February 3, 2018	October 28, 2017
Cash and cash equivalents (Level 1)	$1,349,196	$1,290,294	$1,144,169

Restricted cash and cash equivalents (Level 1)	$62,393	$62,978	$63,768

Investments (Level 2)	$475	$1,224	$1,233

Restricted investments (Level 2)	$2,801	$2,838	$3,550

The underlying assets in the Company’s non-qualified deferred compensation program as of November 3, 2018, February 3, 2018, and October 28, 2017 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	November 3, 2018	February 3, 2018	October 28, 2017
Level 1	$111,490	$104,590	$99,387
Level 2	12,218	16,023	16,787
Total	$123,708	$120,613	$116,174

Note C: Stock-Based Compensation

Stock-based compensation. For the three and nine month periods ended November 3, 2018 and October 28, 2017, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Restricted stock	$12,288	$11,207	$36,224	$32,927
Performance awards	10,593	10,215	32,504	29,668
Employee stock purchase plan	900	796	2,633	2,342
Total	$23,781	$22,218	$71,361	$64,937

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and nine month periods ended November 3, 2018 and October 28, 2017, is as follows:

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification ($000)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Cost of goods sold	$11,434	$10,377	$33,481	$30,488
Selling, general and administrative	12,347	11,841	37,880	34,449
Total	$23,781	$22,218	$71,361	$64,937

The tax benefits related to stock-based compensation expense for the three and nine month periods ended November 3, 2018 were $5.1 million and $15.0 million, respectively. The tax benefits related to stock-based compensation expense for the three and nine month periods ended October 28, 2017 were $7.9 million and $22.7 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and nine month periods ended November 3, 2018 and October 28, 2017, shares purchased by the Company for tax withholding totaled 27,234 and 688,613, and 37,214 and 683,961, respectively, and are considered treasury shares which are available for reissuance.

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

As of November 3, 2018, shares related to unvested restricted stock and performance share awards totaled 4.8 million shares. A summary of restricted stock and performance share award activity for the nine month period ended November 3, 2018, is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 3, 2018	5,483	$51.19
Awarded	1,179	75.88
Released	(1,751)	44.10
Forfeited	(69)	59.25
Unvested at November 3, 2018	4,842	$60.98

The unamortized compensation expense at November 3, 2018, was $137.2 million, which is expected to be recognized over a weighted-average remaining period of 2.0 years. The unamortized compensation expense at October 28, 2017, was $123.0 million, which was expected to be recognized over a weighted-average remaining period of 2.0 years.

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

For the three and nine month periods ended November 3, 2018, approximately 4,800 and 10,000 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented.

For the three and nine month periods ended October 28, 2017, approximately 14,600 and 446,500 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
November 3, 2018
Shares	368,102	2,959	371,061	370,977	2,959	373,936
Amount	$0.92	$(0.01)	$0.91	$3.09	$(0.03)	$3.06

October 28, 2017
Shares	379,432	2,700	382,132	382,959	2,864	385,823
Amount	$0.72	$—	$0.72	$2.38	$(0.02)	$2.36

Note E: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	November 3, 2018	February 3, 2018	October 28, 2017
6.38% Series A Senior Notes due 2018	$84,997	$84,973	$84,964
6.53% Series B Senior Notes due 2021	64,937	64,922	64,917
3.375% Senior Notes due 2024	247,391	247,072	246,967
Total long-term debt	$397,325	$396,967	$396,848

Less: current portion	84,997	84,973	—
Total due beyond one year	$312,328	$311,994	$396,848

As of November 3, 2018, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of November 3, 2018, the Company also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018, and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021, and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of November 3, 2018, the Company was in compliance with these covenants.

As of November 3, 2018, February 3, 2018, and October 28, 2017, total unamortized discount and debt issuance costs were $2.7 million, $3.0 million, and $3.2 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, Series A, and Series B senior notes are all subject to prepayment penalties for early payment of principal.

The aggregate fair value of the three outstanding senior note issuances was approximately $402 million, $411 million, and $415 million as of November 3, 2018, February 3, 2018, and October 28, 2017, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three and nine month periods ended November 3, 2018 and October 28, 2017:

	Three Months Ended		Nine Months Ended
($000)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Interest expense on long-term debt	$4,646	$4,645	$13,937	$13,933
Other interest expense	233	233	768	735
Capitalized interest	(700)	(205)	(1,832)	(387)
Interest income	(7,132)	(2,893)	(17,722)	(6,991)
Interest (income) expense, net	$(2,953)	$1,780	$(4,849)	$7,290

Revolving credit facility. The Company’s $600 million unsecured revolving credit facility expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of November 3, 2018, the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of November 3, 2018, the Company was in compliance with this covenant.

Note F: Taxes on Earnings

The Tax Cuts and Jobs Act (the “Tax Act” or "tax reform") was signed into law on December 22, 2017. The Tax Act made significant changes to U.S. corporate taxation, including reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. For the three and nine month periods ended November 3, 2018, the Company’s provision for taxes on earnings differed from the Company’s federal corporate income tax rate of 21%, primarily because of the effects of state and local taxes, the net tax benefit associated with share-based compensation, and resolution of tax positions with taxing authorities. These items resulted in an effective tax rate for the three and nine month periods ended November 3, 2018 of 24% as compared to 38% and 37% for the three and nine month periods ended October 28, 2017, respectively.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the Tax Act. As permitted by SAB 118, the Company recorded provisional amounts for both current and deferred income taxes related to the reduced U.S. federal corporate income tax rate in fiscal 2017. The recorded provisional amounts totaling $80.1 million of tax benefit reflected assumptions made based upon the Company’s interpretation of the Tax Act. As of November 3, 2018, the Company has not recorded any adjustment to the provisional amounts recorded in fiscal 2017. With the completion and filing of the 2017 federal return during the quarter ended November 3, 2018, the Company considers the deferred tax remeasurements and other adjustments related to the Tax Act to be complete.
As of November 3, 2018, February 3, 2018, and October 28, 2017, the reserves for unrecognized tax benefits were $130.5 million, $121.3 million, and $109.3 million, inclusive of $25.4 million, $22.6 million, and $20.8 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $87.8 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

Certain federal and state tax returns are under audit by various tax authorities. Subsequent to the three month period ended November 3, 2018, the Company received notice that uncertain tax positions related to fiscal 2015 were resolved with the Internal Revenue Service. As a result, the Company expects to recognize a tax benefit of an approximate $26.2 million in the Consolidated Statement of Earnings, and a decrease in unrecognized tax benefits of approximately $53.3 million, inclusive of $12.8 million of interest and penalties, in the three month period ending February 2, 2019.

It is reasonably possible that certain tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, excluding the impact of the aforementioned IRS tax resolution to be recognized in the quarter ended February 2, 2019, the total amount of unrecognized tax benefits may decrease by up to $8.2 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2015 through 2017. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2013 through 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of November 3, 2018 and October 28, 2017, the related condensed consolidated statements of earnings, comprehensive income for the three and nine month periods ended November 3, 2018 and October 28, 2017, and of cash flows for the nine month periods ended November 3, 2018 and October 28, 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
December 12, 2018

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,483 locations in 38 states, the District of Columbia and Guam as of November 3, 2018. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 237 dd’s DISCOUNTS stores in 18 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended November 3, 2018 and October 28, 2017:

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Sales
Sales (millions)	$3,550	$3,329	$10,876	$10,067
Sales growth	6.6%	7.8%	8.0%	7.6%
Comparable store sales growth	3%	4%	3%	4%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.8%	71.2%	71.1%	70.7%
Selling, general and administrative	15.8%	15.5%	15.1%	14.8%
Interest (income) expense, net	(0.1%)	0.1%	(0.0%)	0.1%

Earnings before taxes (as a percent of sales)	12.5%	13.2%	13.8%	14.4%

Net earnings (as a percent of sales)	9.5%	8.2%	10.5%	9.1%

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

	Three Months Ended		Nine Months Ended
Store Count	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Beginning of the period	1,680	1,589	1,622	1,533
Opened in the period	40	40	99	96
Closed in the period	—	(2)	(1)	(2)
End of the period	1,720	1,627	1,720	1,627

Sales. Sales for the three month period ended November 3, 2018, increased $221 million, or 6.6%, compared to the three month period ended October 28, 2017, due to the opening of 93 net new stores between October 28, 2017 and November 3, 2018, and a 3% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the nine month period ended November 3, 2018, increased $809 million, or 8.0%, compared to the nine month period ended October 28, 2017, due to the opening of 93 net new stores between October 28, 2017 and November 3, 2018, and a 3% increase in comparable store sales.

Our sales mix for the three and nine month periods ended November 3, 2018 and October 28, 2017 is shown below:

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Ladies	27%	28%	28%	28%
Home Accents and Bed and Bath	25%	25%	24%	25%
Men's	14%	13%	13%	13%
Shoes	13%	13%	14%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%	12%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended November 3, 2018, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and nine month periods ended November 3, 2018, increased $178 million and $616 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 93 net new stores and a 3% increase in comparable store sales for both periods.

Cost of goods sold as a percentage of sales for the three month period ended November 3, 2018, increased approximately 60 basis points from the same period in the prior year, primarily due to a 50 basis point increase in freight costs, and buying and distribution costs that were higher by 15 basis points each. These increases were partially offset by a 20 basis point improvement in merchandise margin.

Cost of goods sold as a percentage of sales for the nine month period ended November 3, 2018, increased approximately 40 basis points from the same period in the prior year, primarily due to a 35 basis point increase in freight costs, a 25 basis point increase in distribution expenses, and a 10 basis point increase in buying costs. These increases were partially offset by a 20 basis point improvement in merchandise margin and 10 basis points of lower occupancy costs.

We cannot be sure that the gross profit margins realized for the three and nine month periods ended November 3, 2018, will continue in the future.

Selling, general and administrative expenses. For the three and nine month periods ended November 3, 2018, selling, general and administrative expenses ("SG&A") increased $44 million and $150 million compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 93 net new stores between October 28, 2017 and November 3, 2018.

Selling, general and administrative expenses as a percentage of sales for the three and nine month periods ended November 3, 2018, increased approximately 30 basis points from the same periods in the prior year primarily due to wage investments.

Interest (income) expense, net. Interest (income) expense, net for the three and nine month periods ended November 3, 2018, increased compared to the same periods in the prior year primarily due to an increase in interest income. Interest (income) expense, net for the three and nine month periods ended November 3, 2018 and October 28, 2017, consists of the following:

	Three Months Ended		Nine Months Ended
($000)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Interest expense on long-term debt	$4,646	$4,645	$13,937	$13,933
Other interest expense	233	233	768	735
Capitalized interest	(700)	(205)	(1,832)	(387)
Interest income	(7,132)	(2,893)	(17,722)	(6,991)
Interest (income) expense, net	$(2,953)	$1,780	$(4,849)	$7,290

Taxes on earnings. Our effective tax rates for the three month periods ended November 3, 2018 and October 28, 2017, were approximately 24% and 38%, respectively. Our effective tax rates for the nine month periods ended November 3, 2018 and October 28, 2017, were approximately 24% and 37%, respectively. The decrease in effective tax rate was primarily due to the reduced U.S. federal corporate income tax rate from 35% to 21%. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. Subsequent to the three month period ended November 3, 2018, we received notice that uncertain tax positions related to fiscal 2015 were resolved with the Internal Revenue Service. As a result, we expect to recognize a tax benefit of approximately $26.2 million in the Consolidated Statement of Earnings, and a decrease in unrecognized tax benefits of approximately $53.3 million, inclusive of $12.8 million of interest and penalties, in the three month period ending February 2, 2019. We anticipate that our effective tax rate for fiscal 2018 will be between 22% and 23%.

The Tax Cuts and Jobs Act (the “Tax Act” or "tax reform") was signed into law on December 22, 2017. The Tax Act made significant changes to U.S. corporate taxation, including reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. For the three and nine month periods ended November 3, 2018, our provision for taxes on earnings differed from the federal corporate income tax rate of 21%, primarily because of the effects of state and local taxes, the net tax benefit associated with share-based compensation, and resolution of tax positions with taxing authorities. These items resulted in an effective tax rate for the three and nine month periods ended November 3, 2018 of 24% as compared to 38% and 37% for the three and nine month periods ended October 28, 2017, respectively.
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the Tax Act. As permitted by SAB 118, we recorded provisional amounts for both current and deferred income taxes related to the reduced U.S. federal corporate income tax rate in fiscal 2017. The recorded provisional amounts totaling $80.1 million of tax benefit reflected assumptions made based upon our interpretation of the Tax Act.  As of November 3, 2018, we have not recorded any adjustment to the provisional amounts recorded in fiscal 2017. With the completion and filing of the 2017 federal return during the quarter ended November 3, 2018, we consider the deferred tax remeasurements and other adjustments related to the Tax Act to be complete.

Net earnings. Net earnings as a percentage of sales for the three and nine month periods ended November 3, 2018, was higher compared to the same periods in the prior year primarily due to the decrease in the effective tax rate from the Tax Act.

Earnings per share. Diluted earnings per share were $0.91 and $3.06 for the three and nine month periods ended November 3, 2018, which included a $0.16 and $0.51 per share benefit from recently enacted tax legislation, respectively, compared to $0.72 and $2.36 for the three and nine month periods ended October 28, 2017. The 26% and 30% increase in diluted earnings per share for the three and nine month periods ended November 3, 2018, was attributable to a 23% and a 26% increase in net earnings (inclusive of the reduction in tax rates), respectively, and 3% and 4% from the reduction in weighted average diluted shares outstanding, respectively, due to stock repurchases under our stock repurchase program for both of the three and nine month periods.

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

	Nine Months Ended
($000)	November 3, 2018	October 28, 2017 [1]
Cash provided by operating activities	$1,450,072	$1,165,686
Cash used in investing activities	(292,627)	(266,863)
Cash used in financing activities	(1,099,128)	(867,066)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$58,317	$31,757

1 As the result of the adoption of ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, the prior year amounts were retrospectively adjusted. See Note A.

Operating Activities

Net cash provided by operating activities was $1,450.1 million and $1,165.7 million for the nine month periods ended November 3, 2018 and October 28, 2017, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the nine month period ended November 3, 2018, compared to the same period in the prior year was primarily driven by higher earnings and timing of inventory receipts. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 70%, 65%, and 70% as of November 3, 2018, February 3, 2018, and October 28, 2017, respectively. The timing of inventory receipts and related payments versus prior periods is the primary driver of changes in accounts payable leverage.

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

Changes in packaway inventory levels impact our operating cash flow. As of November 3, 2018, packaway inventory was 41% of total inventory compared to 49% at the end of fiscal 2017. As of October 28, 2017, packaway inventory was 46% of total inventory compared to 49% at the end of fiscal 2016.

Investing Activities

Net cash used in investing activities was $292.6 million and $266.9 million for the nine month periods ended November 3, 2018 and October 28, 2017, respectively. The increase in cash used for investing activities for the nine month period ended November 3, 2018 compared to the nine month period ended October 28, 2017 was primarily due to an increase in our capital expenditures.

Our capital expenditures were $293.4 million and $266.9 million for the nine month periods ended November 3, 2018 and October 28, 2017, respectively. Our capital expenditures include costs to open new stores and improve existing stores; build, expand, and improve distribution centers; and for various other expenditures related to our information technology systems, and our buying and corporate offices.

We are forecasting approximately $440 million in capital expenditures for fiscal year 2018 to fund costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to fund capital expenditures with available cash and cash equivalents, and cash flows from operations.

Financing Activities

Net cash used in financing activities was $1,099.1 million and $867.1 million for the nine month periods ended November 3, 2018 and October 28, 2017, respectively. For the nine month periods ended November 3, 2018 and October 28, 2017, our liquidity and capital requirements were provided by available cash and cash equivalents, and cash flows from operations. The increase in cash used for financing activities for the nine month period ended November 3, 2018, compared to the nine month period ended October 28, 2017, was primarily due to an increase in the repurchase of our common stock under our stock repurchase program and higher cash dividends.

We repurchased 9.4 million and 10.5 million shares of common stock for aggregate purchase prices of approximately $806.5 million and $648.8 million during the nine month periods ended November 3, 2018 and October 28, 2017, respectively. We also acquired 0.7 million and 0.7 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $53.7 million and $45.4 million during the nine month periods ended November 3, 2018 and October 28, 2017, respectively. In March 2018, our Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million.

For the nine month periods ended November 3, 2018 and October 28, 2017, we paid cash dividends of $253.9 million and $186.5 million, respectively.

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

We have a $600 million unsecured revolving credit facility which expires in April 2021, and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of November 3, 2018, we had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of November 3, 2018, we were in compliance with this covenant.

We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, repayment of debt, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of November 3, 2018:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Senior notes	$85,000	$—	$65,000	$250,000	$400,000
Interest payment obligations	15,394	25,364	18,997	8,438	68,193
Operating leases (rent obligations)	550,349	1,045,131	729,416	648,218	2,973,114
New York buying office ground lease²	6,417	12,835	13,691	934,065	967,008
Purchase obligations	2,900,983	46,753	10,199	1,231	2,959,166
Total contractual obligations	$3,558,143	$1,130,083	$837,303	$1,841,952	$7,367,481

1We have a $129.7 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated except for the item disclosed in Note F.

²Our New York buying office building is subject to a 99-year ground lease.

Senior notes. As of November 3, 2018, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of November 3, 2018, we also had outstanding two other series of unsecured senior notes in the aggregate principal amount of $150 million, held by various institutional investors. The Series A notes totaling $85 million are due in December 2018, and bear interest at 6.38%. The Series B notes totaling $65 million are due in December 2021, and bear interest at 6.53%. Borrowings under these senior notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of November 3, 2018, we were in compliance with these covenants.

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

We currently lease approximately 103,000 and 5,000 square feet of office space for our Los Angeles and Boston buying offices, respectively. The lease terms for these facilities expire in 2022 and 2020, respectively, and contain renewal provisions.

Purchase obligations. As of November 3, 2018, we had purchase obligations of approximately $3.0 billion. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of November 3, 2018, February 3, 2018, and October 28, 2017, we had $7.3 million, $8.7 million, and $10.4 million, respectively, in standby letters of credit outstanding and $57.9 million,

$57.1 million and $56.9 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $25.4 million, $20.7 million, and $29.9 million in trade letters of credit outstanding at November 3, 2018, February 3, 2018, and October 28, 2017, respectively.

Dividends. In November 2018, our Board of Directors declared a cash dividend of $0.225 per common share, payable on December 28, 2018.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the third quarter of fiscal 2018, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 3, 2018.

Effective February 4, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASC 606) and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash. See Note A - Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our adoption of ASC 606 and ASU No. 2016-18 and recently issued accounting standards.

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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of November 3, 2018.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of November 3, 2018, we had no borrowings outstanding under our revolving credit facility.

We have two outstanding series of unsecured notes held by institutional investors: Series A Senior Notes due December 2018 for $85 million accrue interest at 6.38% and Series B Senior Notes due December 2021 for $65 million accrue interest at 6.53%. The amount outstanding under these notes as of November 3, 2018 was $150 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our senior notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month or nine month periods ended November 3, 2018. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2018 third fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2018 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
August
(8/05/2018 - 9/01/2018)	768,609	$92.56	763,468	$475,763
September
(9/02/2018 - 10/06/2018)	1,181,301	$97.38	1,160,738	$362,710
October
(10/07/2018 - 11/03/2018)	972,648	$97.01	971,118	$268,500
Total	2,922,558	$95.99	2,895,324	$268,500

1We acquired 27,234 shares of treasury stock during the quarter ended November 3, 2018. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 12, 2018.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	December 12, 2018	By:	/s/Michael J. Hartshorn
Michael J. Hartshorn
Executive Vice President, Chief Financial Officer, and Principal Accounting Officer