Form 10-K
period 2019-02-02
ROSS STORES INC
filed 2019-04-02
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    X
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 4, 2018 was $32,578,316,211, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock, with $.01 par value, outstanding on March 11, 2019 was 368,247,009.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders, which will be filed on or before June 3, 2019, are incorporated herein by reference into Part III.

Ross Stores, Inc.
Form 10-K

PART I
ITEM 1. BUSINESS
Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.
Ross is the largest off-price apparel and home fashion chain in the United States, with 1,480 locations in 38 states, the District of Columbia, and Guam, as of February 2, 2019. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross’ target customers are primarily from middle income households.
We also operate 237 dd’s DISCOUNTS stores in 18 states as of February 2, 2019. dd’s DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood and its target customers typically come from households with more moderate incomes than Ross customers.
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
We refer to our fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017 as fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Fiscal 2017 was a 53-week year. Fiscal 2018 and 2016 were each 52-week years.

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

We believe our ability to effectively execute certain off-price buying strategies is a key factor in our success. Our buyers use a number of methods that enable us to offer our customers brand name and designer merchandise at strong discounts every day relative to department and specialty stores for Ross, and moderate department and discount stores for dd’s DISCOUNTS. By purchasing later in the merchandise buying cycle than department, specialty, and discount stores, we are able to take advantage of imbalances between retailers’ demand for products and manufacturers’ supply of those products.

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

In fiscal 2018, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 46% and 49% of total inventories as of February 2, 2019 and February 3, 2018, respectively. We believe the strong discounts we offer on packaway merchandise are one of the key drivers of our business results.

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

At the end of fiscal 2018, we had approximately 850 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average seven years of experience, including merchandising positions with other retailers such as Bloomingdale’s, Burlington Stores, Foot Locker, Kohl’s, Lord & Taylor, Macy’s, Nordstrom, Saks, and TJX. We expect to continue to make additional targeted investments in our merchant organization to further develop our relationships with our manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

The off-price buying strategies utilized by our experienced team of merchants enable us to purchase Ross merchandise at net prices that are lower than prices paid by department and specialty stores, and to purchase dd’s DISCOUNTS merchandise at net prices that are lower than prices paid by moderate department and discount stores.

Pricing. Our policy is to sell brand name merchandise at Ross that is priced 20% to 60% below most department and specialty store regular prices. At dd’s DISCOUNTS, we sell more moderate brand name merchandise that is priced 20% to 70% below most moderate department and discount store regular prices. Our pricing policy is reflected on most of our price tags which display our selling price as well as the comparable value for that item in department and specialty stores for Ross merchandise, or in more moderate department and discount stores for dd’s DISCOUNTS merchandise.

Our pricing strategy at Ross differs from that of a department or specialty store. We purchase our merchandise at lower prices and mark it up less than a department or specialty store. This strategy enables us to offer customers consistently low prices and compelling value. On a weekly basis our buyers review specified departments in our stores for possible markdowns based on the rate of sale, as well as at the end of fashion seasons, to promote faster turnover of merchandise inventory and to accelerate the flow of fresh product. A similar pricing strategy is in place at dd’s DISCOUNTS where prices are compared to those in moderate department and discount stores.

Stores

As of February 2, 2019, we operated a total of 1,717 stores comprised of 1,480 Ross stores and 237 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, we cluster Ross stores to benefit from economies of scale in advertising, distribution, and field management. We do the same for dd’s DISCOUNTS stores.

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

Information Systems

We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Recent initiatives include continued enhancements to our information and data security, merchandising, distribution, transportation, store, and financial systems. These initiatives support future growth, the execution and achievement of our plans, as well as ongoing stability and compliance.

Distribution

We own and operate six distribution processing facilities—three in California, one in Pennsylvania, and two in South Carolina. We ship all of our merchandise to our stores through these distribution centers, which are large, highly automated, and built to suit our specific off-price business model.

We own four and lease five other warehouse facilities for packaway storage. We also use other third-party facilities, including three warehouses, for storage of packaway inventory.

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

Advertising

Advertising for Ross Dress for Less relies primarily on television to communicate the Ross value proposition—savings off the same brands carried at leading department or specialty stores every day. This strategy reflects our belief that television is the most efficient and cost effective medium for communicating our brand position. While television is our primary advertising medium, we continue to utilize additional channels, including social media, to communicate our brand position. Advertising for dd’s DISCOUNTS is primarily focused on radio and new store grand openings.

Trademarks

The trademarks for ROSS®, Ross Dress For Less®, and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

As of February 2, 2019, we had approximately 88,100 total employees, which includes both full and part-time employees. Additionally, we hire temporary employees especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

Competition

We believe the principal competitive factors in the off-price retail apparel and home fashion industry are offering significant discounts on brand name merchandise, offering a well-balanced assortment that appeals to our target customers, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we continue to make strategic investments in our merchandising organization. We also continue to make improvements to our merchandising systems to strengthen our ability to plan, buy, and allocate product based on more local versus regional trends. We believe that we are well-positioned to compete based on each of these factors.

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

Available Information

The internet address for our corporate website is www.rossstores.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and any amendments to those reports are made available free of charge on or through the Investors section of our corporate website promptly after being electronically filed with the Securities and Exchange Commission. The information found on our corporate website is not part of this report, or any other report or regulatory filing we file with or furnish to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2018, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events and our projected growth, financial performance, operations, and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and from our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

Competitive pressures in the apparel and home-related merchandise retailing industry are high.
The retail industry is highly competitive and the marketplace is highly fragmented, as many different retailers compete for market share by utilizing a variety of store and on-line formats and merchandising strategies. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. We compete for customers, associates, store locations, and merchandise with many other local, regional, and national retailers, traditional department stores, upscale mass merchandisers, other off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce. Our retail competitors constantly adjust their pricing, business strategies and promotional activity (particularly during holiday periods) in response to changing market conditions or their own financial condition. The substantial sales growth in e-commerce within the last decade has also encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create successful on-line off-price shopping alternatives. Intense pressures from our competitors, our inability to adapt effectively and quickly to a changing competitive landscape, or a failure to effectively execute our off-price model, could reduce demand for our merchandise, decrease our inventory turnover, cause us to take greater markdowns, and negatively affect our sales and margins.

Unexpected changes in the level of consumer spending on or preferences for apparel and home-related merchandise could adversely affect us.
Our success depends on our ability to effectively buy and resell merchandise that meets customer demand. We work on an ongoing basis to identify customer trends and preferences, and to obtain merchandise inventory to meet anticipated customer needs. It is very challenging to successfully do this well and consistently across our diverse merchandise categories and in the multiple markets in which we operate throughout the United States. Although our off-price business model provides us certain advantages and may allow us greater flexibility than traditional retailers have in adjusting our merchandise mix to ever-changing consumer tastes, our merchandising decisions may still fail to correctly anticipate and match consumer trends and preferences, particularly in our newer geographic markets. Failure to correctly anticipate and match the trends, preferences, and demands of our customers could adversely affect our business, financial condition, and operating results.

Adverse and/or unseasonable weather may affect shopping patterns and consumer demand for seasonal apparel and other merchandise, and may result in temporary store closures and disruptions in deliveries of merchandise to our stores.
Unseasonable weather and prolonged, extreme temperatures, and events such as storms, affect consumers’ buying patterns and willingness to shop, and may adversely affect the demand for merchandise in our stores, particularly in apparel and seasonal merchandise. Among other things, weather conditions may also affect our ability to deliver our products to our stores or require us to close certain stores temporarily, thereby reducing store traffic. Even if stores are not closed, many customers may be unable to go, or may decide to avoid going to stores in bad weather. As a result, adverse or unseasonable weather in any of our markets could lead to disappointing sales and cause us to increase our markdowns, which may negatively affect our sales and margins.

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
We purchase the majority of our inventory based on our sales plans. If our sales plans significantly differ from actual demand, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory, resulting in decreased profit margins. We also may have insufficient inventory to meet customer demand, leading to lost sales opportunities. As a regular part of our business, we purchase “packaway” inventory with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores varies by merchandise category and by season, but it typically remains in storage less than six months. Packaway inventory is frequently a significant portion of our overall inventory. If we make packaway purchases that do not align with consumer preferences at the later time of release to our stores, we could have significant inventory markdowns. Changes in packaway inventory levels could impact our operating cash flow. Although we have various systems to help protect against loss or theft of our inventory, both when in storage and once distributed to our stores, we may have damaged, lost, or stolen inventory (called “shortage”) in higher amounts than we forecast, which would result in write-offs, lost sales, and reduced margins.

We depend on the market availability, quantity, and quality of attractive brand name merchandise at desirable discounts, and on the ability of our buyers to purchase merchandise to enable us to offer customers a wide assortment of merchandise at competitive prices.
Opportunistic buying, lean inventory levels, and frequent inventory turns are critical elements of our off-price business strategy. Maintaining an overall pricing differential to department and specialty stores is also key to our ability to attract customers and sustain our sales and gross margins. Our opportunistic buying places considerable discretion with our merchants, who are in the marketplace continually and who are generally purchasing merchandise for the current or upcoming season. Our ability to meet or exceed our operating performance targets depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers and that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced. To the extent that certain of our vendors decide not to sell to us or go out of business, the amount of high quality merchandise available to us could also be materially reduced. Because a significant portion of the apparel and other goods we sell is originally manufactured in other countries, changes in U.S. tariffs, trade relationships, or tax policies that reduce the supply or increase the relative cost of imported goods, could also result in disruptions to our existing supply relationships. Shortages or disruptions in the availability to us of high quality, value-priced merchandise would likely have a material adverse effect on our sales and margins.

Information or data security breaches, including cyber-attacks on our transaction processing and computer information systems, could result in theft or unauthorized disclosure of customer, credit card, employee, or other private and valuable information that we handle in the ordinary course of our business, disrupt our operations, damage our reputation, and increase our costs.
Like other large retailers, we rely on commercially available computer and telecommunications systems to process, transmit, and store payment card and other personal and confidential information, and to provide information or data security for those transactions. Some of the key information systems and processes we use to handle payment card transactions and check approvals, and the levels of security technology utilized in payment cards, are controlled by the banking and payment card industry, not by us. Cyber criminals may attempt to penetrate our point of sale and other information systems to misappropriate customer or business information, including but not limited to credit/debit card, personnel, or trade information. Despite security measures we have in place, and our efforts to prevent, monitor, and mitigate attacks and errors, our facilities and systems (or those of third-party service providers we utilize or connect to) may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, phishing and similar fraudulent attacks, or other similar events. It is also possible that an associate within our Company, or a third party we do business with, may purposefully or inadvertently cause a security breach involving such information. The increasing sophistication of cyber criminals and advances in computer capabilities and remote access increases these risks. A breach of our information or data security, a system shut down or other response we may take, or our failure or delay in detecting and mitigating a loss of personal or business information, could result in damage to our reputation, loss of customer confidence, violation (or alleged violation) of applicable laws, and expose us to civil claims, litigation, and regulatory action, and to unanticipated costs and disruption of our operations.

Disruptions in our supply chain or in our information systems could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.
Various information systems are critical to our ability to operate and to manage key aspects of our business. We depend on the integrity, continuous availability, and consistent operations of these systems to process transactions in our stores, track inventory flow, manage merchandise allocation and distribution logistics, generate performance and financial reports, and support merchandising decisions.

We are currently making, and will continue to make, significant technology investments to improve or replace information processes and systems that are key to managing our business. We must monitor and choose sound investments and implement them at the right pace. The risk of system disruption is increased whenever significant system changes are undertaken. An excessive rate of technological change could detract from the effectiveness of adoption, and could make it more difficult for us to realize benefits from new technology. Poorly targeting opportunities, failing to make good investments, or making an investment commitment significantly above or below our needs could damage our competitive position and adversely impact our business and results of operations. Additionally, the potential problems and interruptions associated with implementing technology system changes could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide us with the anticipated benefits, or may provide them on a delayed schedule or at a higher cost.

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

A disruption within our logistics or supply chain network could adversely affect our ability to timely and efficiently transport merchandise to our stores or our distribution centers, which could impair our ability to meet customer demand for products and result in lost sales or increased supply chain costs. Such disruptions may result from: damage or destruction to our distribution centers; weather-related events; natural disasters; trade restrictions; tariffs; third-party strikes or ineffective cross dock operations; work stoppages or slowdowns; shipping capacity constraints; supply or shipping interruptions or costs; or other factors beyond our control. Any such disruptions could negatively impact our financial performance or financial condition.

We need to obtain acceptable new store sites with favorable consumer demographics to achieve our planned growth.
Successful growth requires us to find appropriate real estate sites in our targeted market areas. We compete with other retailers and businesses for acceptable store locations. For the purpose of identifying locations we rely, in part, on consumer demographics. While we believe consumer demographics are helpful indicators of acceptable store locations, we recognize that this information cannot predict future consumer preferences and buying trends with complete accuracy. Time frames for negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations. We may not be able to open new stores or, if opened, operate those new stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, we may not be able to renegotiate our current lease terms which could negatively impact our operating results. New stores may not achieve the same sales or profit levels as our existing stores, and adding stores to existing markets may adversely affect the sales and profitability of other existing stores. If we cannot acquire sites on attractive terms, it could limit our ability to grow or adversely affect the economics of our new stores in various markets.

To achieve growth, we need to expand in existing markets and enter new geographic markets.
Our growth strategy is based on successfully expanding our off-price model in current markets and in new geographic regions. There are significant risks associated with our ability to continue to expand our current business and to enter new markets. Stores we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, advertising, or operating costs than stores we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes, and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. Our limited operating experience and limited brand recognition in new markets may require us to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate, and retain qualified associates.

Consumer problems or legal issues involving the quality, safety, or authenticity of products we sell could harm our reputation, result in lost sales, and/or increase our costs.
Various governmental authorities regulate the quality and safety of merchandise we sell. These regulations and related laws frequently change, and the ultimate cost of compliance cannot be precisely estimated. Because of our opportunistic buying strategy, we sometimes obtain merchandise in new categories or from new vendors that we have not dealt with before. Although our vendor arrangements typically place contractual responsibility on the vendor for resulting liability and we generally rely on our vendors to provide authentic merchandise that matches the stated quality attributes, and complies with applicable product safety and other laws, vendor non-compliance with consumer product safety laws may subject us to product recalls, make certain products unsalable, or require us to incur significant compliance costs.

Regardless of fault, any real or perceived issues with the quality and safety of merchandise we offer, particularly products such as food and children’s items, issues with the authenticity of merchandise, or our inability, or that of our vendors, to comply on a timely basis with laws and regulatory requirements, could adversely affect our reputation, result in lost sales, inventory write-offs, uninsured product liability or other legal claims, penalties or losses, merchandise recalls, and increased costs.

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

We are subject to federal, state, and local rules and regulations in the United States, and to various international laws, which change from time to time. These legal requirements collectively affect multiple aspects of our business, including the cost of health care, workforce management and employee benefits, minimum wages, advertising, comparative pricing, import/export, sourcing and manufacturing, data protection, intellectual property, and others. If we fail to comply (or are alleged not to comply) with any of these requirements, we may be subject to fines, settlements, penalties, or other costs. In addition, an adverse outcome (or the adverse publicity from the claims) in any of these matters may damage our reputation or brand. We are also subject to the continuous examination of our tax returns and reports by federal, state, and local tax authorities, and these examining authorities may challenge positions we take.

Significant judgment is required in evaluating and estimating our tax provisions and accruals for legal claims. Actual results may differ and our costs may exceed the reserves we establish in estimating the probable outcomes. In addition, applicable accounting principles and interpretations may change from time to time, and those changes could have material effects on our reported operating results and financial condition.

Damage to our corporate reputation or brands could adversely affect our sales and operating results.
Our reputation is partially based on perceptions of various subjective qualities and overall integrity. Any incident that erodes the trust or confidence of our customers or the general public could adversely affect our reputation and business, particularly if the incident results in significant adverse publicity or governmental inquiry. Such an incident could also include alleged acts or omissions by or situations involving our suppliers (or their contractors or subcontractors), the landlord for our stores, or our associates outside of work, and may pertain to social or political issues or protests largely unrelated to our business. The use of social media platforms, including blogs, social media websites, and other forms of internet-based communications which allow individuals access to a broad audience of consumers and other interested persons, continues to increase. The availability of information (whether correct or erroneous) on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, which could negatively affect our sales, diminish customer trust, reduce employee morale and productivity, and lead to difficulties in recruiting and retaining qualified associates. The harm may be immediate, without affording us an opportunity for redress or correction.

We must continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies.
Like other retailers, we face challenges in recruiting and retaining sufficient talent in our buying organization, management, stores, and other key areas. Many of our retail store associates are in entry level or part-time positions with historically high rates of turnover. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing minimum wage or healthcare benefits.

Any increase in labor costs may adversely impact our profitability or, if we fail to pay such higher wages, may result in increased turnover. Excessive turnover may result in higher costs associated with finding, hiring, and training new associates. If we cannot hire enough qualified associates, or if there is a disruption in the supply of personnel we hire from third-party providers, especially during our peak seasons, our operations could be negatively impacted.

Because of the distinctive nature of our off-price model, we must also attract, train, and retain our key associates across the Company, especially within our buying organization. The loss of one or more of our key personnel, or the inability to effectively identify a suitable successor for a key role could have a material adverse effect on our business. There is no assurance that we will be able to attract or retain highly qualified associates in the future, and any failure to do so could have a material adverse effect on our growth, operations, or financial position.

We must effectively advertise and market our business.
Customer traffic and demand for our merchandise is influenced by our advertising and marketing activities, the name recognition and reputation of our brands, and the location of our stores. Although we use marketing and advertising programs to attract customers to our stores, particularly through television, our competitors may spend more or use different approaches, which could provide them with a competitive advantage. Our advertising and other promotional programs may not be effective or may be perceived negatively, or could require increased expenditures, any of which could adversely affect sales or increase costs.

We are subject to risks associated with selling and importing merchandise produced in other countries.
Risks in importing and selling such merchandise include import duties and quotas, compliance with anti-dumping regulations, economic uncertainties and adverse economic conditions (including inflation, recession, and exchange rate fluctuations), foreign government regulations, employment and labor matters, concerns relating to human rights, working conditions, and other issues in factories or countries where merchandise is produced, transparency of sourcing and supply chains, exposure on product warranty and intellectual property issues, consumer perceptions of the safety of imported merchandise, wars and fears of war, political unrest, natural disasters, regulations to address climate change, and trade restrictions.

A predominant portion of the apparel and other goods we sell (even when we purchase it domestically, often as excess inventory sold to us by a domestic vendor) is originally manufactured in other countries. In addition, we directly source a portion of the products sold in our stores from foreign vendors predominantly in Asia (including China). We also buy products that originate from foreign sources indirectly through domestic vendors and manufacturers’ representatives. Although our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors. When we are the importer of record, we may be subject to regulatory or other requirements similar to those applicable to a manufacturer.

To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, war, and acts of terrorism could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. We cannot predict whether any of the countries from which our products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions.

We require our vendors (for both import and domestic purchasing) to contractually confirm that they adhere to various conduct, compliance, and other requirements, including those relating to environmental, employment and labor (including wages and working conditions), health, safety, and anti-bribery standards. From time to time, our vendors, their contractors, or their subcontractors may be alleged to not be in compliance with these standards or with applicable local laws. Although we have implemented policies and procedures to facilitate our compliance with laws and regulations relating to doing business in foreign markets and importing merchandise, and to monitor our suppliers, this does not guarantee that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies. Significant or continuing noncompliance with such standards and laws by one or more vendors could have a negative impact on our reputation, could subject us to claims and liability, and could have an adverse effect on our results of operations.

Changes in U.S. tax or trade policy regarding apparel and home-related merchandise produced in other countries could adversely affect our business.
A predominant portion of the apparel and other goods we sell is originally manufactured in other countries. The U.S. government has at times indicated a willingness to significantly change existing trade policies, including those with China. This exposes us to risks of disruption and cost increases in our established patterns for sourcing our merchandise, and creates increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes in U.S. tariffs, quotas, trade relationships, or tax provisions that reduce the supply or increase the relative cost of goods produced in other countries could increase our cost of goods and/or increase our effective tax rate. Although such changes would have implications across the entire industry, we may fail to effectively adapt and to manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of uncertainty as to potential changes, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, increase our effective tax rates, and reduce our profitability.

We may experience volatility in revenues and earnings.
Our business has slower and busier periods based on holiday and back-to-school seasons, weather, and other factors. Although our off-price business is historically subject to less seasonality than traditional retailers, we may still experience unexpected decreases in sales from time to time, which could result in increased markdowns and reduced margins. Significant operating expenses, such as rent expense and associate salaries, do not adjust proportionately with our sales. If sales in a certain period are lower than our plans, we may not be able to adjust these operating expenses concurrently, which could adversely affect our operating results.

A natural or man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center could harm our business.
Our corporate headquarters, Los Angeles buying office, three distribution centers, three warehouses, and approximately 23% of our stores are located in California. Natural or other disasters, such as earthquakes and hurricanes, tornadoes, floods, or other extreme weather and climate conditions, or fires, explosions, and acts of war or terrorism, or public health issues (such as epidemics), in any of our markets could disrupt our operations or our supply chain, or could shut down, damage, or destroy our stores or distribution facilities.

To support our continuing operations, our new store and distribution center growth plans, and our stock repurchase program and quarterly dividends, we must maintain sufficient liquidity.
We depend upon our operations to generate strong cash flows to support our general operating activities, and to supply capital to finance our operations, make capital expenditures and acquisitions, manage our debt levels, and return value to our stockholders through dividends and stock repurchases. If we are unable to generate sufficient cash flows from operations to support these activities, our growth plans and our financial performance would be adversely affected. If necessary to support our operations, we could be forced to suspend our stock repurchase program and/or discontinue payment of our quarterly cash dividends. Any failure to pay dividends or repurchase stock, after we have announced our intention to do so, may negatively impact our reputation and investor confidence in us, and may negatively affect our stock price.

We have borrowed on occasion to finance some of our activities. If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. In addition, if we do not properly allocate our capital to maximize returns, our operations, cash flows, and returns to stockholders could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
At February 2, 2019, we operated a total of 1,717 stores, of which 1,480 were Ross stores in 38 states, the District of Columbia, and Guam, and 237 were dd’s DISCOUNTS stores in 18 states. All stores are leased, with the exception of two locations which we own.
During fiscal 2018, we opened 75 new Ross stores and closed four existing stores. The average approximate Ross store size is 28,000 square feet.
During fiscal 2018, we opened 24 new dd’s DISCOUNTS stores and closed no existing stores. The average approximate dd’s DISCOUNTS store size is 23,000 square feet.
During fiscal 2018, no one store accounted for more than 1% of our sales.
We carry fire, flood, wind, and earthquake insurance to help mitigate the risk of financial loss that may result from such events.
Our real estate strategy in 2019 is to primarily open stores in states where we currently operate, to increase our market penetration and leverage overhead and advertising expenses as a percentage of sales in each market. We also expect to continue our store expansion in newer markets in 2019. Important considerations in evaluating a new store location in both newer and more established markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state/territory as of February 2, 2019 and February 3, 2018.

State/Territory	February 2, 2019	February 3, 2018
Alabama	24	23
Arizona	80	78
Arkansas	8	8
California	400	379
Colorado	37	34
Delaware	3	2
District of Columbia	2	1
Florida	205	195
Georgia	61	59
Guam	2	2
Hawaii	22	20
Idaho	12	11
Illinois	79	67
Indiana	15	14
Iowa	6	4
Kansas	12	11
Kentucky	11	11
Louisiana	18	18
Maryland	25	24
Mississippi	9	9
Missouri	26	23
Montana	6	6
Nebraska	1	0
Nevada	39	37
New Jersey	14	14
New Mexico	15	14
North Carolina	47	46
North Dakota	2	1
Oklahoma	26	26
Oregon	31	30
Pennsylvania	48	48
South Carolina	27	24
South Dakota	2	2
Tennessee	34	32
Texas	244	230
Utah	21	19
Virginia	39	38
Washington	43	43
Wisconsin	18	16
Wyoming	3	3
Total	1,717	1,622

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At February 2, 2019, the majority of our stores had unexpired original lease terms ranging from three to ten years, with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is five years, or 20 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.
See additional discussion under “Stores” in Item 1.
The following table summarizes the location and approximate sizes of our distribution centers, warehouses, and office locations as of February 2, 2019. Square footage information for the distribution centers and warehouses represents total ground floor area of the facility. Square footage information for office space represents total space owned and leased. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own / Lease
Distribution centers/Warehouses
Carlisle, Pennsylvania	465,000	Own
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	1,200,000	Own
Fort Mill, South Carolina	428,000	Own
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina	255,000	Lease
Moreno Valley, California	1,300,000	Own
Perris, California	1,300,000	Own
Perris, California	699,000	Own
Riverside, California	449,000	Own
Rock Hill, South Carolina	1,200,000	Own
Rock Hill, South Carolina	431,000	Lease
Shafter, California	1,700,000	Own
Shafter, California	1,003,000	Lease

Office space
Boston, Massachusetts	5,000	Lease
Dublin, California	414,000	Own
Los Angeles, California	103,000	Lease
New York City, New York	572,000	Own
See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS

Like many retailers, we have been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of February 2, 2019.

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

Name	Age	Position
Michael Balmuth	68	Executive Chairman of the Board
Barbara Rentler	61	Chief Executive Officer
Bernie Brautigan	54	President, Merchandising, Ross Dress for Less
James S. Fassio	64	President and Chief Development Officer
Brian Morrow	59	President and Chief Merchandising Officer, dd’s DISCOUNTS
Michael O’Sullivan	55	President and Chief Operating Officer
Michael J. Hartshorn	51	Group Executive Vice President, Finance and Legal, Chief Financial Officer and Principal Accounting Officer

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

Mr. Brautigan has served as President, Merchandising, Ross Dress for Less since March 2016 with responsibility for the Ladies and Children’s apparel businesses, Shoes, Lingerie, Cosmetics, and Accessories. Previously he was Group Executive Vice President, Merchandising, Ross Dress for Less from 2014 to 2016. He was also Executive Vice President of Merchandising at Ross from 2009 to 2014, Senior Vice President and General Merchandise Manager, from 2006 to 2009, and Group Vice President of Shoes from 2003 to 2006. Prior to Ross, he spent 20 years in various merchandising positions at Macy’s East.

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

Mr. Hartshorn has served as Group Executive Vice President, Finance and Legal, Chief Financial Officer since March 2019. Previously, he was Executive Vice President, Chief Financial Officer from 2018 to 2019, Group Senior Vice President, Chief Financial Officer from 2015 to 2018, Senior Vice President and Chief Financial Officer from 2014 to 2015, and Senior Vice President and Deputy Chief Financial Officer from 2012 to 2014. He was also Group

Vice President, Finance and Treasurer from 2011 to 2012, and Vice President, Finance and Treasurer from 2006 to 2011. From 2002 to 2006, he held a number of management roles in the Ross IT and supply chain organizations. He initially joined the Company in 2000 as Director and Assistant Controller. For seven years prior to joining Ross, Mr. Hartshorn held various financial roles at The May Department Stores Company.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 904 stockholders of record as of March 11, 2019 and the closing stock price on that date was $90.74 per share.
Cash dividends. On March 5, 2019, our Board of Directors declared a quarterly cash dividend of $0.255 per common share, payable on March 29, 2019. Our Board of Directors declared cash dividends of $0.225 per common share in March, May, August, and November 2018, cash dividends of $0.160 per common share in February, May, August, and November 2017, and cash dividends of $0.135 per common share in March, May, August, and November 2016.
Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2018 is as follows:

Period	Total number of shares (or units) purchased¹	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(11/04/2018 - 12/01/2018)	749,726	$94.24	749,726	$197,842
December
(12/02/2018 - 01/05/2019)	1,352,850	$80.60	1,344,392	$89,500
January
(01/06/2019 - 02/02/2019)	982,600	$91.09	982,558	$0
Total	3,085,176	$87.26	3,076,676	$0

¹ We acquired 8,500 shares of treasury stock during the quarter ended February 2, 2019. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

In March 2019, our Board of Directors approved a new, two-year $2.55 billion stock repurchase program through fiscal 2020.
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
The graph below compares total stockholder returns over the last five years for our common stock with the Standard & Poor’s (“S&P”) 500 Index, and the Dow Jones Apparel Retailers Index.
We use the Dow Jones Apparel Retailers Index in our performance graph because we believe the retail companies comprising that index are aligned with the segment of the retail industry in which we operate, and it provides a relevant comparison against which to measure our stock performance.
The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal year end, and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and vary slightly from our actual fiscal year-end date for each period. Data with respect to returns for the S&P index and the Dow Jones Apparel Retailers Index is not readily available for periods shorter than one month. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and Dow Jones Apparel Retailers

		Indexed Returns for Years Ended
	Base Period
Company / Index	2014	2015	2016	2017	2018	2019
Ross Stores, Inc.	100	136	169	198	242	284
S&P 500 Index	100	114	113	136	172	168
Dow Jones Apparel Retailers	100	121	120	118	134	146

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

($000, except per share data)	2018		2017 [1]		2016	2015	2014

Operations
Sales	$14,983,541		$14,134,732		$12,866,757	$11,939,999	$11,041,677
Cost of goods sold	10,726,277		10,042,638		9,173,705	8,576,873	7,937,956
Percent of sales	71.6%		71.0%		71.3%	71.8%	71.9%
Selling, general and administrative	2,216,550		2,043,698		1,890,408	1,738,755	1,615,371
Percent of sales	14.8%		14.5%		14.7%	14.6%	14.6%
Interest (income) expense, net	(10,162)		7,676		16,488	12,612	2,984
Earnings before taxes	2,050,876		2,040,720		1,786,156	1,611,759	1,485,366
Percent of sales	13.7%		14.4%		13.9%	13.5%	13.5%
Provision for taxes on earnings	463,419		677,967		668,502	591,098	560,642
Net earnings	$1,587,457		$1,362,753		$1,117,654	$1,020,661	$924,724
Percent of sales	10.6%		9.6%		8.7%	8.5%	8.4%
Basic earnings per share²	$4.30	[4]	$3.58	[3]	$2.85	$2.53	$2.24
Diluted earnings per share²	$4.26	[4]	$3.55	[3]	$2.83	$2.51	$2.21

Cash dividends declared
per common share²	$0.900		$0.640		$0.540	$0.470	$0.400

¹ Fiscal 2017 was a 53-week year; all other fiscal years presented were 52 weeks.
² All per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.
[3] Includes a per share benefit of approximately $0.21 from tax reform legislation enacted in December 2017 and $0.10 from the 53rd week.
[4] Includes a per share benefit of approximately $0.70 from tax reform legislation enacted in December 2017 and $0.07 from the favorable resolution of a tax matter.

Selected Financial Data

($000, except per share data)	2018	2017 [1]	2016	2015	2014

Financial Position
Cash and cash equivalents	$1,412,912	$1,290,294	$1,111,599	$761,602	$696,608
Merchandise inventory	1,750,442	1,641,735	1,512,886	1,419,104	1,372,675
Property and equipment, net	2,475,201	2,382,464	2,328,048	2,342,906	2,273,752
Total assets	6,073,691	5,722,051	5,309,351	4,869,119	4,687,370
Return on average assets	27%	25%	22%	21%	22%
Working capital	1,394,535	1,224,755	1,060,543	769,348	590,471
Current ratio	1.7:1	1.6:1	1.6:1	1.5:1	1.4:1
Long-term debt	312,440	396,967	396,493	396,025	395,562
Long-term debt as a percent
of total capitalization	9%	12%	13%	14%	15%
Stockholders’ equity	3,305,746	3,049,308	2,748,017	2,471,991	2,279,210
Return on average
stockholders’ equity	50%	47%	43%	43%	43%
Book value per common share
outstanding at year-end[2]	$8.98	$8.03	$7.01	$6.14	$5.49

Operating Statistics
Number of stores opened	99	96	93	90	95
Number of stores closed	4	7	6	6	9
Number of stores at year-end	1,717	1,622	1,533	1,446	1,362
Comparable store sales increase[3]
(52-week basis)	4%	4%	4%	4%	3%
Sales per average square foot of
selling space (52-week basis)	$422	$409	$395	$383	$372
Square feet of selling space
at year-end (000)	36,300	34,700	33,300	31,900	30,400
Number of employees at year-end	88,100	82,700	78,600	77,800	71,400
Number of common stockholders
of record at year-end	902	880	848	842	817

¹ Fiscal 2017 was a 53-week year; all other fiscal years presented were 52 weeks.
[2] All per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.
[3] Comparable stores are stores open for more than 14 complete months.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,480 locations in 38 states, the District of Columbia, and Guam, as of February 2, 2019. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 237 dd’s DISCOUNTS stores in 18 states as of February 2, 2019 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our primary objective is to pursue and refine our existing off-price strategies to maintain and improve both profitability and financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry and believe our share gains over the past few years were driven mainly by continued focus on value by consumers. Our sales and earnings gains in 2018 continued to benefit from efficient execution of our off-price model throughout all areas of our business. Our merchandise and operational strategies are designed to take advantage of the expanding market share of the off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling discounts every day.

We refer to our fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017 as fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Fiscal 2017 was a 53-week year. Fiscal 2018 and 2016 were each 52-week years.

Results of Operations

The following table summarizes the financial results for fiscal 2018, 2017, and 2016:

	2018	2017	2016
Sales
Sales (millions)	$14,984	$14,135	$12,867
Sales growth	6.0%	9.9%	7.8%
Comparable store sales growth (52-week basis)	4%	4%	4%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.6%	71.0%	71.3%
Selling, general and administrative	14.8%	14.5%	14.7%
Interest (income) expense, net	(0.1)%	0.1%	0.1%

Earnings before taxes (as a percent of sales)	13.7%	14.4%	13.9%

Net earnings (as a percent of sales)	10.6%	9.6%	8.7%

Stores. Total stores open at the end of fiscal 2018, 2017, and 2016 were 1,717, 1,622, and 1,533, respectively. The number of stores at the end of fiscal 2018, 2017, and 2016 increased by 6%, 6%, and 6% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

Store Count	2018	2017	2016
Beginning of the period	1,622	1,533	1,446
Opened in the period	99	96	93
Closed in the period	(4)	(7)	(6)
End of the period	1,717	1,622	1,533

Selling square footage at the end of the period (000)	36,300	34,700	33,300

Sales. Sales for fiscal 2018 increased $0.8 billion, or 6.0%, compared to the prior year due to the opening of 95 net new stores during 2018 and a 4% increase in comparable store sales (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2017 increased $1.3 billion, or 9.9%, compared to the prior year due to the opening of 89 net new stores during 2017 and a 4% increase in sales from comparable stores, and the impact of the 53rd week.
Our sales mix is shown below for fiscal 2018, 2017, and 2016:

	2018	2017	2016
Ladies	26%	27%	28%
Home Accents and Bed and Bath	26%	26%	25%
Men’s	14%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%
Shoes	13%	13%	13%
Children’s	8%	8%	8%
Total	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2018, 2017, and 2016, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2018 increased $683.6 million compared to the prior year mainly due to increased sales from the opening of 95 net new stores during the year and a 4% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2018 increased approximately 55 basis points from the prior year primarily due to a 40 basis point increase in freight costs, a 15 basis point increase in distribution expenses, higher buying costs of 10 basis points, and higher occupancy costs of five basis points. These increases were partially offset by an increase of 15 basis points in merchandise gross margin.

Cost of goods sold in fiscal 2017 increased $868.9 million compared to the prior year mainly due to increased sales from the opening of 89 net new stores during the year and a 4% increase in sales from comparable stores, and the impact of the 53rd week.

Cost of goods sold as a percentage of sales for fiscal 2017 decreased approximately 25 basis points from the prior year primarily due to a 25 basis point increase in merchandise gross margin, a 25 basis point decrease in occupancy costs, and a five basis point decrease in distribution expenses. The improvements were partially offset by a 25 basis point increase in freight costs and higher buying costs of five basis points.
We cannot be sure that the gross profit margins realized in fiscal 2018, 2017, and 2016 will continue in future years.
Selling, general and administrative expenses. For fiscal 2018, selling, general and administrative expenses (“SG&A”) increased $172.9 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 95 net new stores during the year. SG&A as a percentage of sales for fiscal 2018 increased by approximately 30 basis points compared to the prior year primarily due to higher wages.
For fiscal 2017, SG&A increased $153.3 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 89 net new stores during the year, and the impact of the 53rd week. SG&A as a percentage of sales for fiscal 2017 decreased by approximately 25 basis points compared to the prior year primarily due to leverage resulting from the 4% increase in comparable store sales.
Interest expense (income), net. In fiscal 2018, net interest income improved by $17.8 million compared to 2017 primarily due to an increase in interest income, and higher capitalized interest on information systems projects. In fiscal 2017, net interest expense decreased by $8.8 million compared to 2016 primarily due to an increase in interest income. The table below shows the components of interest expense and income for fiscal 2018, 2017, and 2016:

($000)	2018	2017	2016
Interest expense on long-term debt	$17,900	$18,578	$18,573
Other interest expense	1,004	979	1,022
Capitalized interest	(2,497)	(710)	(26)
Interest income	(26,569)	(11,171)	(3,081)
Interest (income) expense, net	$(10,162)	$7,676	$16,488

Taxes on earnings. Our effective tax rates for fiscal 2018, 2017, and 2016 were approximately 23%, 33% and 37%, respectively. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in laws, location of new stores, level of earnings, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2019 will be between 23% and 24%.

In November 2018, we resolved uncertain federal tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, we recognized a tax benefit of approximately $26.0 million or approximately $0.07 of earnings per share in the Consolidated Statement of Earnings.

In fiscal 2017, the Tax Cuts and Jobs Act (the “Tax Act” or "tax reform") was signed into law. The Tax Act made significant changes to U.S. corporate taxation including reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, the last month of fiscal 2017. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. We applied a U.S. federal income tax rate of 21% for fiscal 2018 and a blended U.S. federal income tax rate of approximately 34% for fiscal 2017. This rate reduction resulted in an increase to our earnings per share of approximately $0.70 for fiscal 2018. For fiscal 2017, the rate reduction, along with the remeasurement of deferred taxes, resulted in an increase to our earnings per share of approximately $0.21.

Net earnings. Net earnings as a percentage of sales for fiscal 2018 were higher than in fiscal 2017, primarily due to lower taxes as a result of tax reform, and higher interest income, partially offset by higher cost of goods sold and higher SG&A expenses. Net earnings as a percentage of sales for fiscal 2017 were higher compared to fiscal 2016, primarily due to lower taxes due to tax reform, lower cost of goods sold, and lower SG&A expenses.

Earnings per share. Diluted earnings per share in fiscal 2018 was $4.26, which includes a per share benefit of approximately $0.70 from tax reform and $0.07 from the favorable resolution of a tax matter, compared to $3.55 in the prior year, which included a per share benefit of approximately $0.21 from tax reform and a $0.10 benefit from the 53rd week. The 20% increase in diluted earnings per share is attributable to an increase of approximately 16% in net earnings (which included a 14% impact from tax reform and a 2% impact from the favorable resolution of a tax matter) and 4% from the reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program. Diluted earnings per share in fiscal 2017 was $3.55, which included a per share benefit of approximately $0.21 from tax reform and $0.10 from the 53rd week, compared to $2.83 in fiscal 2016. The 25% increase in diluted earnings per share was attributable to an increase of approximately 22% in net earnings (which included a 7% impact from tax reform and a 4% impact from the 53rd week) and 3% from the reduction in weighted average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

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

($ millions)	2018	2017 [1]	2016 [1]
Cash provided by operating activities	$2,066.7	$1,681.3	$1,558.9
Cash used in investing activities	(410.4)	(354.8)	(296.2)
Cash used in financing activities	(1,531.5)	(1,149.4)	(916.1)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$124.8	$177.1	$346.6

1 As the result of the adoption of ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, the prior year amounts were retrospectively adjusted. See Note A.

Operating Activities

Net cash provided by operating activities was $2,066.7 million, $1,681.3 million, and $1,558.9 million in fiscal 2018, 2017, and 2016, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization and for deferred taxes. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities in 2018 compared to fiscal 2017 was primarily driven by higher earnings, the timing of merchandise receipts and related payments versus last year, and lower income tax payments. The timing of merchandise receipts and related payments versus last year resulted in higher accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 67%, 65%, and 68% as of February 2, 2019, February 3, 2018, and January 28, 2017, respectively.

The increase in cash flow from operating activities in fiscal 2017 compared to fiscal 2016 was primarily driven by higher earnings, partially offset by the timing of merchandise receipts and related payments versus the prior year, and by the timing of income taxes payments.

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

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2018, packaway inventory was 46% of total inventory compared to 49% and 49% at the end of fiscal 2017 and 2016, respectively.

Investing Activities

Net cash used in investing activities was $410.4 million, $354.8 million, and $296.2 million in fiscal 2018, 2017, and 2016, respectively. The increase in cash used for investing activities in fiscal 2018 compared to fiscal 2017 and fiscal 2016 was primarily due to an increase in our capital expenditures.

In fiscal 2018, 2017, and 2016, our capital expenditures were $413.9 million, $371.4 million, and $297.9 million, respectively. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. The increase in capital expenditures in fiscal 2018 compared to fiscal 2017 was primarily due to investments in our distribution centers, and information technology infrastructure investments for our stores, buying, corporate offices, and transportation. The increase in capital expenditures in fiscal 2017 compared to fiscal 2016 was primarily due to information technology infrastructure investments for our stores, buying, and corporate offices. We opened 99, 96, and 93 new stores in fiscal 2018, 2017, and 2016, respectively.

In November 2017, we entered into a sale-leaseback transaction for one of our previously owned stores and received net cash proceeds of $16.0 million, recognized a gain on sale of $6.3 million, and deferred the residual $7.5 million gain over the remaining ten-year lease term.
Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2018	2017	2016
New stores	$134.5	$137.1	$117.7
Existing stores	130.5	126.0	90.3
Information systems, corporate, and other	84.9	66.4	48.5
Distribution and transportation	64.0	41.9	41.4
Total capital expenditures	$413.9	$371.4	$297.9
We are forecasting approximately $600 million in capital expenditures for fiscal year 2019 to fund costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, initial investment in our next distribution center, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to fund capital expenditures with available cash and cash flows from operations.

Financing Activities

Net cash used in financing activities was $1,531.5 million, $1,149.4 million, and $916.1 million in fiscal 2018, 2017, and 2016, respectively. During fiscal 2018, 2017, and 2016, our liquidity and capital requirements were provided by available cash and cash flows from operations.

In February 2017, our Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018. In March 2018, our Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million.

We repurchased 12.5 million, 13.5 million, and 11.6 million shares of common stock for aggregate purchase prices of approximately $1,075 million, $875 million, and $700 million in fiscal 2018, 2017, and 2016, respectively. We also acquired 0.7 million, 0.7 million, and 0.7 million shares in fiscal 2018, 2017, and 2016, respectively, of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $54.4 million, $45.4 million, and $43.3 million during fiscal 2018, 2017, and 2016, respectively.

In March 2019, our Board of Directors approved a new, two-year $2.55 billion stock repurchase program through fiscal 2020.
On March 5, 2019, our Board of Directors declared a quarterly cash dividend of $0.255 per common share, payable on March 29, 2019. Our Board of Directors declared cash dividends of $0.225 per common share in March, May, August, and November 2018, cash dividends of $0.160 per common share in February, May, August, and November 2017, and cash dividends of $0.135 per common share in March, May, August, and November 2016.
During fiscal 2018, 2017, and 2016, we paid dividends of $337.2 million, $247.5 million, and $214.6 million, respectively.

On December 13, 2018, we repaid at maturity the $85 million principal amount of the Series A 6.38% unsecured Senior Notes.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank lines, and other credit sources to meet our capital and liquidity requirements, including lease payment obligations, in 2019.

Our existing $600 million unsecured revolving credit facility expires in April 2021 and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our revolving credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of February 2, 2019, we had no borrowings or standby letters of credit outstanding on this facility and our $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of February 2, 2019, we were in compliance with this covenant.

We estimate that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, repayment of debt, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations

The table below presents our significant contractual obligations as of February 2, 2019:

	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total¹
($000)
Senior notes	$—	$65,000	$—	$250,000	$315,000
Interest payment obligations	12,682	25,364	16,875	8,438	63,359
Operating leases (rent obligations)	549,929	1,067,555	750,137	621,057	2,988,678
New York buying office ground lease²	5,883	12,835	13,898	954,616	987,232
Purchase obligations	2,528,656	33,405	8,546	806	2,571,413
Total contractual obligations	$3,097,150	$1,204,159	$789,456	$1,834,917	$6,925,682

1We have a $77.9 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

²Our New York buying office building is subject to a 99-year ground lease.

Senior notes. As of February 2, 2019, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of February 2, 2019, we also had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million, held by various institutional investors. The Series B notes are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of February 2, 2019, we were in compliance with those covenants.

The 2024 Notes, and Series B Senior Notes are subject to prepayment penalties for early payment of principal.

Off-Balance Sheet Arrangements

Operating leases. We currently lease all but two of our store locations. We also lease five warehouse facilities and two buying offices. In addition, we have a ground lease related to our New York buying office. Except for certain leasehold improvements and equipment, these leased locations do not represent long-term capital investments.

Two of our leased warehouses are in Carlisle, Pennsylvania with leases expiring in 2019 and 2020, one is in Fort Mill, South Carolina, with the lease expiring in 2024, one is in Rock Hill, South Carolina, with the lease expiring in 2028, and one is in Shafter, California, with the lease expiring in 2029. All of the warehouse leases contain renewal provisions.

We currently lease approximately 103,000 and 5,000 square feet of office space for our Los Angeles and Boston buying offices, respectively. The lease terms for these facilities expire in 2022 and 2020, respectively, and contain renewal provisions.

Purchase obligations. As of February 2, 2019 we had purchase obligations of approximately $2.6 billion. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of February 2, 2019 and February 3, 2018, we had $7.3 million and $8.7 million, respectively, in standby letters of credit outstanding and $58.3 million and $57.1 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $13.3 million and $20.7 million in trade letters of credit outstanding at February 2, 2019 and February 3, 2018, respectively.

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
Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted average basis) or net realizable value. We purchase inventory that can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 46%, 49%, and 49% of total inventories as of February 2, 2019, February 3, 2018, and January 28, 2017, respectively. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.

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
Long-lived assets. We review our long-lived assets for a potential impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. If analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group, an impairment loss would be recognized to write the asset group down to its fair value. If our actual results differ materially from projected results, an impairment charge may be required in the future. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2018, 2017, or 2016.
Lease accounting. When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, we record rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. We begin recording rent expense on the lease possession date. Tenant improvement allowances are amortized over the lease term. Changes in deferred rent and tenant improvement allowances are included as a component of operating activities in the Consolidated Statements of Cash Flows. See "Recently issued accounting standards" below.
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

Recently issued accounting standards. We consider the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial results.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), as amended. The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We plan to adopt the new leases standard effective February 3, 2019 using the optional transition method on a modified retrospective basis by recognizing a cumulative-effect adjustment to the opening balance of retained earnings and do not plan to restate comparative periods. In addition, we do not plan to elect the transitional package of practical expedients or the use of hindsight upon adoption. Upon the adoption of the ASU, we do not expect to record a right-of-use asset and related lease liability for leases with an initial term of 12 months or less, and plan to account for lease and non-lease components as a single lease component.

We are finalizing the expected effect adoption of this new guidance will have on our consolidated financial statements. Our current estimate of lease liabilities based on the present value of the remaining minimum rental payments, using discount rates as of the effective date, and the corresponding right-of-use assets, is approximately $2.9 billion. The expected cumulative-effect adjustment to beginning retained earnings is a decrease of approximately $20 million primarily related to the write-off of previously capitalized initial direct costs that are no longer capitalized under the ASU, partially offset by the write-off of the deferred gain on a previous sale-leaseback transaction that meets the sale definition under the ASU. We do not believe adoption of this ASU will have a significant impact to our consolidated statements of earnings, stockholders’ equity, and cash flows.

Recently adopted accounting standards. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification "ASC" 606) which, along with subsequent amendments, supersedes the revenue recognition requirements in “Revenue Recognition (ASC 605).” This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires entities to recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. We adopted ASC 606 as of February 4, 2018, using the modified retrospective method. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605. Upon adoption of ASC 606, we recorded a cumulative-effect adjustment to increase beginning retained earnings by $20 million as of February 4, 2018, primarily due to the change in the timing of the recognition of stored value card breakage. The impact of applying ASC 606 was not material to our consolidated financial statements for the year ended February 2, 2019.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts on the statement of cash flows. The standard also requires companies who report cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. We adopted ASU 2016-18 as of February 4, 2018, using the retrospective method.

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

We adopted ASU 2016-09 in the first quarter of fiscal 2017, and elected to apply this adoption prospectively, except for forfeitures which we adopted on a modified retrospective basis. Accordingly, prior periods have not been adjusted. As a result of adoption, for the fiscal year ended February 3, 2018, we recognized $16.3 million of excess tax benefits related to stock-based payments as a reduction to our provision for income taxes. These items were historically recorded in additional paid-in capital. We also presented cash flows related to excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows and elected to account for forfeitures as incurred beginning on January 29, 2017. The impact of this accounting policy election for forfeitures was a cumulative-effect adjustment to decrease retained earnings by $1.1 million as of January 29, 2017.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2018, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

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
We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of February 2, 2019.
Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of February 2, 2019, we had no borrowings outstanding under our revolving credit facility.
As of February 2, 2019, we have one outstanding series of unsecured 6.53% Series B Senior Notes due December 2021 with an aggregate principal amount of $65 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our Senior Notes is based on fixed interest rates and is therefore unaffected by changes in market interest rates.
Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.
A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended February 2, 2019. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Year Ended	Year Ended	Year Ended
($000, except per share data)	February 2, 2019	February 3, 2018	January 28, 2017
Sales	$14,983,541	$14,134,732	$12,866,757

Costs and Expenses
Cost of goods sold	10,726,277	10,042,638	9,173,705
Selling, general and administrative	2,216,550	2,043,698	1,890,408
Interest (income) expense, net	(10,162)	7,676	16,488
Total costs and expenses	12,932,665	12,094,012	11,080,601

Earnings before taxes	2,050,876	2,040,720	1,786,156
Provision for taxes on earnings	463,419	677,967	668,502
Net earnings	$1,587,457	$1,362,753	$1,117,654

Earnings per share
Basic	$4.30	$3.58	$2.85
Diluted	$4.26	$3.55	$2.83

Weighted average shares outstanding (000)
Basic	369,533	381,174	392,124
Diluted	372,678	384,329	394,958

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
($000)	February 2, 2019	February 3, 2018	January 28, 2017
Net earnings	$1,587,457	$1,362,753	$1,117,654

Other comprehensive income (loss):
Change in unrealized loss on investments, net of tax	(27)	(64)	(91)
Comprehensive income	$1,587,430	$1,362,689	$1,117,563
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	February 2, 2019	February 3, 2018
Assets
Current Assets
Cash and cash equivalents	$1,412,912	$1,290,294
Short-term investments	—	512
Accounts receivable	96,711	87,868
Merchandise inventory	1,750,442	1,641,735
Prepaid expenses and other	143,954	130,748
Total current assets	3,404,019	3,151,157

Property and Equipment
Land and buildings	1,126,051	1,109,173
Fixtures and equipment	2,783,198	2,603,318
Leasehold improvements	1,175,921	1,093,634
Construction-in-progress	171,538	102,054
	5,256,708	4,908,179
Less accumulated depreciation and amortization	2,781,507	2,525,715
Property and equipment, net	2,475,201	2,382,464

Long-term investments	125	712
Other long-term assets	194,346	187,718
Total assets	$6,073,691	$5,722,051

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,177,104	$1,059,844
Accrued expenses and other	431,596	431,706
Accrued payroll and benefits	363,035	349,879
Income taxes payable	37,749	—
Current portion of long-term debt	—	84,973
Total current liabilities	2,009,484	1,926,402

Long-term debt	312,440	311,994
Other long-term liabilities	321,713	348,541
Deferred income taxes	124,308	85,806

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share	3,682	3,796
Authorized 1,000,000,000 shares
Issued and outstanding 368,242,000 and
379,618,000 shares, respectively
Additional paid-in capital	1,375,965	1,292,364
Treasury stock	(372,663)	(318,279)
Accumulated other comprehensive income	—	27
Retained earnings	2,298,762	2,071,400
Total stockholders’ equity	3,305,746	3,049,308
Total liabilities and stockholders’ equity	$6,073,691	$5,722,051
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at January 30, 2016	402,339	$4,023	$1,122,329	$(229,525)	$182	$1,574,982	$2,471,991
Net earnings	—	—	—	—	—	1,117,654	1,117,654
Unrealized investment loss, net	—	—	—	—	(91)	—	(91)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,192	12	18,527	(43,321)	—	—	(24,782)
Tax benefit from equity issuance	—	—	23,331	—	—	—	23,331
Stock-based compensation	—	—	74,554	—	—	—	74,554
Common stock repurchased	(11,638)	(116)	(23,026)	—	—	(676,858)	(700,000)
Dividends declared ($0.540 per share)	—	—	—	—	—	(214,640)	(214,640)
Balance at January 28, 2017	391,893	$3,919	$1,215,715	$(272,846)	$91	$1,801,138	$2,748,017
Net earnings	—	—	—	—	—	1,362,753	1,362,753
Cumulative effect of adoption of
accounting standard
(stock-compensation), net	—	—	1,789	—	—	(1,113)	676
Unrealized investment loss, net	—	—	—	—	(64)	—	(64)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,214	12	18,456	(45,433)	—	—	(26,965)
Stock-based compensation	—	—	87,417	—	—	—	87,417
Common stock repurchased	(13,489)	(135)	(31,013)	—	—	(843,852)	(875,000)
Dividends declared ($0.640 per share)	—	—	—	—	—	(247,526)	(247,526)
Balance at February 3, 2018	379,618	$3,796	$1,292,364	$(318,279)	$27	$2,071,400	$3,049,308
Net earnings	—	—	—	—	—	1,587,457	1,587,457
Cumulative effect of adoption of
accounting standard
(revenue recognition), net	—	—	—	—	—	19,884	19,884
Unrealized investment loss, net	—	—	—	—	(27)	—	(27)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,097	11	20,101	(54,384)	—	—	(34,272)
Stock-based compensation	—	—	95,585	—	—	—	95,585
Common stock repurchased	(12,473)	(125)	(32,085)	—	—	(1,042,790)	(1,075,000)
Dividends declared ($0.900 per share)	—	—	—	—	—	(337,189)	(337,189)
Balance at February 2, 2019	368,242	$3,682	$1,375,965	$(372,663)	$—	$2,298,762	$3,305,746
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
($000)	February 2, 2019	February 3, 2018 [1]	January 28, 2017 [1]
Cash Flows From Operating Activities
Net earnings	$1,587,457	$1,362,753	$1,117,654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	330,357	313,163	302,515
Stock-based compensation	95,585	87,417	74,554
Gain on sale of assets	—	(6,328)	—
Deferred income taxes	31,777	(34,903)	(8,703)
Change in assets and liabilities:
Merchandise inventory	(108,707)	(128,849)	(93,782)
Other current assets	(22,044)	(31,796)	(928)
Accounts payable	110,483	41,322	83,085
Other current liabilities	74,829	49,068	76,676
Other long-term, net	(33,060)	29,491	7,830
Net cash provided by operating activities	2,066,677	1,681,338	1,558,901

Cash Flows From Investing Activities
Additions to property and equipment	(413,898)	(371,423)	(297,880)
Proceeds from sale of property and equipment	—	15,981	—
Proceeds from investments	3,489	687	1,700
Net cash used in investing activities	(410,409)	(354,755)	(296,180)

Cash Flows From Financing Activities
Payment of long-term debt	(85,000)	—	—
Excess tax benefit from stock-based compensation	—	—	23,331
Issuance of common stock related to stock plans	20,112	18,468	18,539
Treasury stock purchased	(54,384)	(45,433)	(43,321)
Repurchase of common stock	(1,075,000)	(875,000)	(700,000)
Dividends paid	(337,189)	(247,526)	(214,640)
Net cash used in financing activities	(1,531,461)	(1,149,491)	(916,091)

Net increase in cash, cash equivalents, and restricted cash and cash equivalents	124,807	177,092	346,630

Cash and cash equivalents, and restricted cash and cash equivalents:
Beginning of year [1]	1,353,272	1,176,180	829,550
End of year	$1,478,079	$1,353,272	$1,176,180

Supplemental Cash Flow Disclosures
Interest paid	$18,105	$18,105	$18,105
Income taxes paid	$427,930	$714,566	$628,441

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

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2018, the Company operated 1,480 Ross Dress for Less® (“Ross”) locations in 38 states, the District of Columbia, and Guam, and 237 dd’s DISCOUNTS® stores in 18 states. The Ross and dd’s DISCOUNTS stores are supported by six distribution centers. The Company’s headquarters, one buying office, three operating distribution centers, three warehouses, and 23% of its stores are located in California.
Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.
Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017 are referred to as fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Fiscal 2017 was a 53-week year. Fiscal 2018 and 2016 were each 52-week years.
Use of accounting estimates. The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting estimates include valuation reserves for inventory shortage, packaway inventory costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, and legal claims.
Purchase obligations. As of February 2, 2019, the Company had purchase obligations of approximately $2.6 billion. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.
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

The following table provides a reconciliation of cash, cash equivalents, restricted cash and cash equivalents in the Consolidated Balance Sheets that reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

($000)	2018	2017	2016
Cash and cash equivalents	$1,412,912	$1,290,294	$1,111,599
Restricted cash and cash equivalents included in:
Prepaid expenses and other	11,402	9,412	12,936
Other long-term assets	53,765	53,566	51,645
Total restricted cash and cash equivalents	65,167	62,978	64,581
Total cash, cash equivalents and restricted cash and equivalents	$1,478,079	$1,353,272	$1,176,180

In addition to the restricted cash and equivalents in the table above, the Company has restricted investments included in the Consolidated Balance Sheets as shown below:

Restricted Assets ($000)	2018	2017
Prepaid expenses and other	$400	$2,435
Other long-term assets	—	403
Total restricted investments	$400	$2,838

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. See Note B and Note D for additional fair value information.

Cash and cash equivalents were $1,412.9 million and $1,290.3 million, at February 2, 2019 and February 3, 2018, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.
Investments. The Company’s investments are comprised of various debt securities. At February 2, 2019 and February 3, 2018, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their maturity dates and the Company’s intent. Investments with a maturity of less than one year are classified as short-term. See Note B for additional information.
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
Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to 12 years for equipment, 20 to 40 years for land improvements and buildings, and three to seven years for computer software costs incurred in developing or obtaining software for internal use. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Depreciation and amortization expense on property and equipment was $330.4 million, $313.2 million, and $302.5 million for fiscal 2018, 2017, and 2016, respectively. The Company capitalizes interest during the construction period and during the development and implementation phase of software projects. Interest capitalized was $2.5 million, $0.7 million and $0.0 million in fiscal 2018, 2017, and 2016, respectively. As of February 2, 2019, February 3, 2018, and January 28, 2017 the Company had $33.7 million, $24.3 million, and $25.7 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term assets. Other long-term assets as of February 2, 2019 and February 3, 2018 consisted of the following:

($000)	2018	2017
Deferred compensation (Note B)	$124,558	$120,613
Restricted cash and investments	53,765	53,969
Other	16,023	13,136
Total	$194,346	$187,718
Property and other long-term assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2018, 2017, and 2016, no impairment charges were recorded.
Store closures. The Company continually reviews the operating performance of individual stores. For stores that are closed, the Company records a liability for future minimum lease payments net of estimated sublease recoveries and related ancillary costs at the time the liability is incurred. The lease loss liability was $0.2 million and $0.6 million, as of February 2, 2019 and February 3, 2018, respectively. Operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use. In fiscal 2018, the Company closed four stores. In fiscal 2017, the Company closed seven stores.
Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $83.2 million and $74.5 million at February 2, 2019 and February 3, 2018, respectively. The Company includes the change in book cash overdrafts in operating cash flows.
Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of February 2, 2019 and February 3, 2018 consisted of the following:

($000)	2018	2017
Workers’ compensation	$89,993	$94,430
General liability	42,877	40,763
Medical plans	6,515	6,725
Total	$139,385	$141,918
Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.
Other long-term liabilities. Other long-term liabilities as of February 2, 2019 and February 3, 2018 consisted of the following:

($000)	2018	2017
Income taxes (Note F)	$77,872	$120,660
Deferred compensation (Note G)	124,558	120,613
Deferred rent	81,442	73,059
Tenant improvement allowances	25,418	21,668
Other	12,423	12,541
Total	$321,713	$348,541

Lease accounting. When a lease contains “rent holidays” or requires fixed escalations of the minimum lease payments, the Company records rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and the amount payable under the lease is recorded as deferred rent. The Company begins recording rent expense on the lease possession date. Tenant improvement allowances are amortized over the lease term. Changes in deferred rent and tenant improvement allowances are included as a component of operating activities in the Consolidated Statements of Cash Flows.
Revenue recognition. The Company recognizes revenue at the point of sale, net of sales taxes collected and an allowance for estimated future returns. As a result of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification "ASC" 606), the Company recognizes allowances for estimated sales returns on a gross basis as a reduction to sales. This resulted in an asset recorded for the expected recovery of merchandise inventory of $10.2 million and a liability recorded for the refund due to the customer of $19.8 million as of February 2, 2019. Prior to the adoption of ASC 606, the Company recognized allowances for sales returns on a net margin basis, which was $9.9 million and $8.4 million as of February 3, 2018 and January 28, 2017, respectively. Sales taxes collected that are outstanding and the allowance for estimated future returns are included in Accrued expenses and other and the asset for expected recovery of merchandise is included in Prepaid expenses and other in the Consolidated Balance Sheets.
Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. As a result of adopting ASC 606, breakage is estimated and recognized as revenue based upon the historical pattern of customer redemptions. In prior periods, breakage was recorded as a reduction of operating expense when customer redemption was considered remote. Breakage was not material to the consolidated financial statements in fiscal 2018, 2017, and 2016.
The following sales mix table disaggregates revenue by merchandise category for fiscal 2018, 2017, and 2016:

	2018	2017	2016
Ladies	26%	27%	28%
Home Accents and Bed and Bath	26%	26%	25%
Men’s	14%	13%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%
Shoes	13%	13%	13%
Children’s	8%	8%	8%
Total	100%	100%	100%

Store pre-opening. Store pre-opening costs are expensed in the period incurred.
Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2018, 2017, and 2016 were $79.9 million, $76.4 million, and $73.0 million, respectively.
Stock-based compensation. The Company recognizes compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. See Note C for more information on the Company’s stock-based compensation plans.
Taxes on earnings. The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or tax rates. ASC 740 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements. ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement standard for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements. See Note F.
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
In fiscal 2018, 2017, and 2016 there were 23,700, 2,800, and 2,500 weighted average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.
The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2018
Shares	369,533	3,145	372,678
Amount	$4.30	$(0.04)	$4.26
2017
Shares	381,174	3,155	384,329
Amount	$3.58	$(0.03)	$3.55
2016
Shares	392,124	2,834	394,958
Amount	$2.85	$(0.02)	$2.83

Comprehensive income. Comprehensive income includes net earnings and components of other comprehensive income (loss), net of tax, consisting of unrealized investment gains or losses.

Recently issued accounting standards. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), as amended. The ASU requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company plans to adopt the new leases standard effective February 3, 2019 using the optional transition method on a modified retrospective basis by recognizing a cumulative-effect adjustment to the opening balance of retained earnings and does not plan to restate comparative periods. In addition, the Company does not plan to elect the transitional package of practical expedients or the use of hindsight upon adoption. Upon the adoption of the ASU, the Company does not expect to record a right-of-use asset and related lease liability for leases with an initial term of 12 months or less, and plans to account for lease and non-lease components as a single lease component.

The Company is finalizing the expected effect adoption of this new guidance will have on its consolidated financial statements. The Company’s current estimate of lease liabilities based on the present value of the remaining minimum rental payments, using discount rates as of the effective date, and the corresponding right-of-use assets, is approximately $2.9 billion. The expected cumulative-effect adjustment to beginning retained earnings is a decrease of approximately $20 million primarily related to the write-off of previously capitalized initial direct costs that are no longer capitalized under the ASU, partially offset by the write-off of the deferred gain on a previous sale-leaseback transaction that meets the sale definition under the ASU. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of earnings, stockholders’ equity, and cash flows.

Recently adopted accounting standards. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification "ASC" 606) which, along with subsequent amendments, supersedes the revenue recognition requirements in “Revenue Recognition (ASC 605).” This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires entities to recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted ASC 606 as of February 4, 2018, using the modified retrospective method. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605. Upon adoption of ASC 606, the Company recorded a cumulative-effect adjustment to increase beginning retained earnings by $20 million as of February 4, 2018, primarily due to the change in the timing of the recognition of stored value card breakage. The impact of applying ASC 606 was not material to the Company's consolidated financial statements for the year ended February 2, 2019.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital); 2) excess tax benefits will be classified as an operating activity in the statement of cash flows; and 3) the option to elect to estimate forfeitures or account for them when they occur. The impact of recording excess tax benefits in income taxes in the Company's consolidated statement of earnings may be material, depending upon the Company's future stock price on vest date in relation to the fair value of awards on grant date and the future grants of stock-based compensation.

The Company adopted ASU 2016-09 in the first quarter of fiscal 2017, and elected to apply this adoption prospectively, except for forfeitures which it adopted on a modified retrospective basis. Accordingly, prior periods have not been adjusted. As a result of adoption, for the fiscal year ended February 3, 2018, the Company recognized $16.3 million of excess tax benefits related to stock-based payments as a reduction to its provision for income taxes. These items were historically recorded in additional paid-in capital. The Company also presented cash flows related to excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows and elected to account for forfeitures as incurred beginning on January 29, 2017. The impact of this accounting policy election for forfeitures was a cumulative-effect adjustment to decrease retained earnings by $1.1 million as of January 29, 2017.

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

There were no transfers between Level 1 and Level 2 categories during the fiscal year ended February 2, 2019. The fair value of the Company’s financial instruments as of February 2, 2019 and February 3, 2018 are as follows:

($000)	2018	2017
Cash and cash equivalents (Level 1)	$1,412,912	$1,290,294

Investments (Level 2)	$125	$1,224

Restricted cash and cash equivalents (Level 1)	$65,167	$62,978

Restricted investments (Level 2)	$400	$2,838

The underlying assets in the Company’s non-qualified deferred compensation program as of February 2, 2019 and February 3, 2018 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	2018	2017
Level 1	$114,181	$104,590
Level 2	10,377	16,023
Total	$124,558	$120,613

Note C: Stock-Based Compensation

For fiscal 2018, 2017, and 2016, the Company recognized stock-based compensation expense as follows:

($000)	2018	2017	2016
Restricted stock	$48,585	$44,356	$38,234
Performance awards	43,450	39,871	33,379
ESPP	3,550	3,190	2,941
Total	$95,585	$87,417	$74,554
Capitalized stock-based compensation cost was not significant in any year.
At February 2, 2019, the Company had one active stock-based compensation plan, which is further described in Note H. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Total stock-based compensation recognized in the Company’s Consolidated Statements of Earnings for fiscal 2018, 2017, and 2016 is as follows:

Statements of Earnings Classification ($000)	2018	2017	2016
Cost of goods sold	$45,052	$41,067	$34,077
Selling, general and administrative	50,533	46,350	40,477
Total	$95,585	$87,417	$74,554

The tax benefits related to stock-based compensation expense for fiscal 2018, 2017, and 2016 were $19.6 million, $29.5 million, and $25.9 million, respectively.

Note D: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, as of February 2, 2019 and February 3, 2018 consisted of the following:

($000)	2018	2017
6.38% Series A Senior Notes due 2018	$—	$84,973
6.53% Series B Senior Notes due 2021	64,942	64,922
3.375% Senior Notes due 2024	247,498	247,072
Total long-term debt	$312,440	$396,967

Less: current portion	—	84,973
Total due beyond one year	$312,440	$311,994

As of February 2, 2019, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of February 2, 2019, the Company also had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million, held by various institutional investors. The Series B notes are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of February 2, 2019, the Company was in compliance with these covenants.

On December 13, 2018, the Company repaid at maturity the $85 million principal amount of the Series A 6.38% unsecured Senior Notes.

As of February 2, 2019 and February 3, 2018, total unamortized discount and debt issuance costs were $2.6 million and $3.0 million, respectively, and were classified as a reduction of long-term debt.

The 2024 Notes, and the Series B Senior Notes are subject to prepayment penalties for early payment of principal.

The aggregate fair value of the two outstanding series of Senior Notes was approximately $316 million as of February 2, 2019, compared to aggregate fair value of approximately $411 million for the three then outstanding series of Senior Notes as of February 3, 2018 . The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The following table shows scheduled annual principal payments on Long-term debt:

($000)
2019	$—
2020	$—
2021	$65,000
2022	$—
2023	$—
Thereafter	$250,000

The table below shows the components of interest expense and income for fiscal 2018, 2017, and 2016:

($000)	2018	2017	2016
Interest expense on long-term debt	$17,900	$18,578	$18,573
Other interest expense	1,004	979	1,022
Capitalized interest	(2,497)	(710)	(26)
Interest income	(26,569)	(11,171)	(3,081)
Interest (income) expense, net	$(10,162)	$7,676	$16,488

Revolving credit facility. The Company’s existing $600 million unsecured revolving credit facility expires in April 2021, and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of February 2, 2019, the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of February 2, 2019, the Company was in compliance with this covenant.
Standby letters of credit and collateral trust. The Company uses standby letters of credit outside of its revolving credit facility in addition to a funded trust to collateralize its insurance obligations. As of February 2, 2019 and February 3, 2018, the Company had $7.3 million and $8.7 million, respectively, in standby letters of credit and $58.3 million and $57.1 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.
Trade letters of credit. The Company had $13.3 million and $20.7 million in trade letters of credit outstanding at February 2, 2019 and February 3, 2018, respectively.
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
The Company leases five warehouses. Two of the warehouses are in Carlisle, Pennsylvania with leases expiring in 2019 and 2020, one is in Fort Mill, South Carolina, with the lease expiring in 2024, one is in Rock Hill, South Carolina, with the lease expiring in 2028, and one is in Shafter, California, with the lease expiring in 2029. All of the warehouse leases contain renewal provisions.
The Company leases approximately 103,000 and 5,000 square feet of office space for its Los Angeles and Boston buying offices, respectively. The lease term for these facilities expire in 2022 and 2020, respectively, and contain renewal provisions. In addition, the Company has a ground lease related to its New York buying office.

The aggregate undiscounted future minimum annual lease payments under leases, including the ground lease related to the New York buying office, in effect at February 2, 2019 are as follows:

($000)	Total operating leases
2019	$555,812
2020	580,712
2021	499,678
2022	424,695
2023	339,340
Thereafter	1,575,673
Total minimum lease payments	$3,975,910
Rent expense, including contingent rent and net of sublease income, was $569.8 million, $532.4 million, and $505.2 million in fiscal 2018, 2017, and 2016, respectively. Contingent rent and sublease income was not significant in any year.

Note F: Taxes on Earnings
The provision for income taxes consisted of the following:

($000)	2018	2017	2016
Current
Federal	$357,170	$660,017	$632,872
State	74,472	52,853	44,333
	431,642	712,870	677,205
Deferred
Federal	33,913	(40,468)	(8,350)
State	(2,136)	5,565	(353)
	31,777	(34,903)	(8,703)
Total	$463,419	$677,967	$668,502
The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2018	2017	2016
Federal income taxes at the statutory rate	21%	34%	35%
State income taxes (net of federal benefit) and other, net	3	2	2
Tax audit settlements	(1)	—	—
Impact of the Tax Act on deferred taxes	—	(3)	—
Total	23%	33%	37%

In November 2018, the Company resolved uncertain tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, the Company recognized a tax benefit of approximately $26.0 million in the Consolidated Statement of Earnings.

In fiscal 2017, The Tax Cuts and Jobs Act (the “Tax Act” or "tax reform") was signed into law. The Tax Act made significant changes to U.S. corporate taxation including reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, the last month of fiscal 2017. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Company applied a blended U.S. federal income tax rate of approximately 34% for fiscal 2017. This reduced tax rate resulted in a tax benefit of $24.9 million in fiscal 2017. The Company recorded an additional tax benefit of $55.2 million due to the remeasurement of its deferred tax assets and liabilities in fiscal 2017. As a result of the Tax Act, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provided guidance on accounting for the impact of the Tax Act. As permitted by SAB 118, the Company recorded provisional amounts for both current and deferred income taxes related to the reduced U.S. federal corporate income tax rate in fiscal 2017. The recorded provisional amounts totaling $80.1 million of tax benefit reflected assumptions made based upon the Company's interpretation of the Tax Act. The Company did not record any adjustments to the provisional amounts recorded in fiscal 2017. With the completion and filing of the 2017 federal return during the quarter ended November 3, 2018, the Company considered the deferred tax remeasurements and other adjustments related to the Tax Act to be complete.
Also, in fiscal 2017, the Company adopted ASU 2016-09. Prior to adoption of ASU 2016-09, the Company realized tax benefits of $23.3 million in 2016, related to employee equity programs that were recorded in additional paid-in capital. As a result of adopting ASU 2016-09, the Company realized tax benefits of $12.6 million and $16.3 million in 2018 and 2017, respectively, as a reduction to its provision for income taxes.
The components of deferred taxes at February 2, 2019 and February 3, 2018 are as follows:

($000)	2018	2017
Deferred Tax Assets
Accrued liabilities	$38,367	$46,489
Deferred compensation	30,886	28,094
Stock-based compensation	36,118	34,986
Deferred rent	19,824	18,013
State taxes and credits	20,310	20,206
Employee benefits	18,845	15,242
Other	1,412	5,224
Gross Deferred Tax Assets	165,762	168,254
Less: Valuation allowance	(4,639)	(4,659)
Deferred Tax Assets	161,123	163,595

Deferred Tax Liabilities
Depreciation	(238,631)	(217,332)
Merchandise inventory	(25,686)	(19,055)
Supplies	(10,308)	(9,529)
Other	(10,806)	(3,485)
Deferred Tax Liabilities	(285,431)	(249,401)
Net Deferred Tax Liabilities	$(124,308)	$(85,806)
At the end of fiscal 2018 and 2017, the Company’s state tax credit carryforwards for income tax purposes were approximately $13.6 million and $14.7 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2019. The Company has provided a valuation allowance of $4.6 million as of the end of fiscal 2018 for deferred tax assets related to state tax credits that are not expected to be realized.

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2018, 2017, and 2016 are as follows:

($000)	2018	2017	2016
Unrecognized tax benefits - beginning of year	$98,666	$81,122	$75,372
Gross increases:
Tax positions in current period	14,722	26,837	12,394
Tax positions in prior period	1,843	—	2,897
Gross decreases:
Tax positions in prior periods	(40,600)	(2,755)	(3,231)
Lapse of statutes of limitations	(8,584)	(6,068)	(6,310)
Settlements	(260)	(470)	—
Unrecognized tax benefits - end of year	$65,787	$98,666	$81,122
At the end of fiscal 2018, 2017, and 2016, the reserves for unrecognized tax benefits were $78.8 million, $121.3 million, and $98.6 million inclusive of $13.0 million, $22.6 million, and $17.5 million of related reserves for interest and penalties, respectively. In November 2018, the Company resolved uncertain tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $52.4 million, inclusive of $12.6 million of related reserves for interest and penalties. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $62.7 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred tax assets and liabilities. These amounts are net of federal and state income taxes.
It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $9.1 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2015 through 2018. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2014 through 2018. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans
The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $17.1 million, $15.4 million, and $13.9 million in fiscal 2018, 2017, and 2016, respectively.
The Company also has an Incentive Compensation Plan which provides cash awards to key management and employees based on Company and individual performance.
The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $124.6 million and $120.6 million at February 2, 2019 and February 3, 2018, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $124.6 million and $120.6 million at February 2, 2019 and February 3, 2018, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.
In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $6.7 million and $7.3 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018, respectively.

Note H: Stockholders’ Equity
Common stock. In February 2017, the Company’s Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018. In March 2018, the Company’s Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million. In March 2019, the Company's Board of Directors approved a new, 2-year $2.55 billion stock repurchase program through fiscal 2020.
The following table summarizes the Company’s stock repurchase activity in fiscal 2018, 2017, and 2016:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)
2018	12.5	$86.19	$1,075
2017	13.5	$64.87	$875
2016	11.6	$60.15	$700
Preferred stock. The Company has four million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.
Dividends. On March 5, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.255 per common share, payable on March 29, 2019. The Company’s Board of Directors declared cash dividends of $0.225 per common share in March, May, August, and November 2018, cash dividends of $0.160 per common share in February, May, August, and November 2017, and cash dividends of $0.135 per common share in March, May, August, and November 2016.
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
The 2017 Plan has an initial share reserve of 12.0 million shares of the Company’s common stock which can be increased by a maximum of 5.5 million shares from certain expired, withheld, or forfeited shares from the 2017 Plan or the Predecessor Plan. The 2017 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of February 2, 2019, there were 11.2 million shares available for grant under the 2017 Plan.
As of February 3, 2018, all remaining options under the 2017 Plan or Predecessor Plan had been exercised and there were no remaining outstanding and exercisable options.
A summary of restricted stock and performance share award activity for fiscal 2018 is presented below:

	Number of shares (000)	Weighted average grant date fair value
Unvested at February 3, 2018	5,483	$51.19
Awarded	1,507	79.56
Released	(1,771)	44.29
Forfeited	(89)	59.87
Unvested at February 2, 2019	5,130	$62.50
The market value of shares of restricted stock and performance shares at the date of grant is amortized to expense over the vesting period of generally three to five years. The unamortized compensation expense at February 2, 2019 and February 3, 2018 was $138.1 million and $114.0 million, respectively, which is expected to be recognized over a weighted average remaining period of 1.8 years. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2018 (or $91.73), was $470.6 million. A total of 11.2 million, 11.9 million, and

12.1 million shares were available for new restricted stock awards at the end of fiscal 2018, 2017, and 2016, respectively. During fiscal 2018, 2017, and 2016, shares purchased by the Company for tax withholding totaled 0.7 million, 0.7 million, and 0.7 million shares, respectively, and are considered treasury shares which are available for reissuance. As of February 2, 2019 and February 3, 2018, the Company held 13.2 million and 12.5 million shares of treasury stock, respectively.
Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock then vests over a service period, generally two to three years from the date the performance award was granted. The Company issued approximately 556,000, 655,000, and 682,000 shares in settlement of the fiscal 2018, 2017, and 2016 awards.
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
During fiscal 2018, 2017, and 2016, employees purchased approximately 0.3 million, 0.3 million, and 0.3 million shares, respectively, of the Company’s common stock under the plan at weighted average per share prices of $72.89, $56.42, and $51.86, respectively. Through February 2, 2019, approximately 40.0 million shares had been issued under this plan and 5.0 million shares remained available for future issuance.
Note I: Related Party Transactions
The Company has a consulting agreement with Norman Ferber, its Chairman Emeritus of the Board of Directors, under which the Company paid him $1.9 million, $1.6 million, and $1.5 million in fiscal 2018, 2017, and 2016, respectively. In addition, the agreement provides for administrative support and health and other benefits for him and his dependents, which totaled approximately $0.4 million, $0.4 million, and $0.4 million in fiscal 2018, 2017, and 2016, respectively, along with amounts to cover premiums through May 2020 on a life insurance policy with a death benefit of $2.0 million. Mr. Ferber's current consulting agreement pays him an annual consulting fee of $1.9 million through May 2020. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.
Robert Ferber, the son of Norman Ferber, is a buyer with the Company. The Company paid Robert Ferber compensation including salary and bonus of approximately $180,000, $159,000, and $148,000 in fiscal 2018, 2017, and 2016, respectively.
Note J: Litigation, Claims, and Assessments
Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class action litigation remains pending as of February 2, 2019.
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

Note K: Quarterly Financial Data (Unaudited)
Summarized quarterly financial information for fiscal 2018 and 2017 is presented in the tables below.
Year ended February 2, 2019:

	Quarter Ended
($000, except per share data)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Sales	$3,588,619	$3,737,926	$3,549,608	$4,107,388

Cost of goods sold	2,522,219	2,666,983	2,547,331	2,989,744
Selling, general and administrative	524,423	554,581	561,577	575,969
Interest income, net	(503)	(1,393)	(2,953)	(5,313)
Total costs and expenses	3,046,139	3,220,171	3,105,955	3,560,400
Earnings before taxes	542,480	517,755	443,653	546,988
Provision for taxes on earnings	124,228	128,351	105,545	105,295
Net earnings	$418,252	$389,404	$338,108	$441,693

Earnings per share – basic[1]	$1.12	$1.05	$0.92	$1.21	²
Earnings per share – diluted[1]	$1.11	$1.04	$0.91	$1.20	²
Cash dividends declared per share
on common stock	$0.225	$0.225	$0.225	$0.225

¹	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.
²	Includes a per share benefit of approximately $0.07 from the favorable resolution of a tax matter.

Year ended February 3, 2018:

	Quarter Ended
($000, except per share data)	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
Sales	$3,306,429	$3,431,603	$3,328,894	$4,067,806

Cost of goods sold	2,329,966	2,420,942	2,369,148	2,922,582
Selling, general and administrative	474,819	498,276	517,297	553,306
Interest expense, net	3,169	2,341	1,780	386
Total costs and expenses	2,807,954	2,921,559	2,888,225	3,476,274
Earnings before taxes	498,475	510,044	440,669	591,532
Provision for taxes on earnings	177,457	193,505	166,220	140,785
Net earnings	$321,018	$316,539	$274,449	$450,747

Earnings per share – basic[1]	$0.83	$0.83	$0.72	$1.20	²
Earnings per share – diluted[1]	$0.82	$0.82	$0.72	$1.19	²
Cash dividends declared per share
on common stock	$0.160	$0.160	$0.160	$0.160

¹	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.
²	Includes a per share benefit of approximately $0.21 from tax reform legislation enacted in December 2017 and $0.10 from the 53rd week.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Ross Stores, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
April 2, 2019

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 2, 2019.
Our internal control over financial reporting as of February 2, 2019 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated April 2, 2019, which is included in Item 8 in this Annual Report on Form 10-K.
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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 22, 2019 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”
Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s Executive Chairman; Chief Executive Officer; Chief Operating Officer; Chief Merchandising Officer; President, Merchandising; Chief Development Officer; Group Executive Vice President, Finance and Legal, Chief Financial Officer; Deputy Chief Financial Officer; Senior Vice President, Controller; Senior Vice President, Finance; Group Vice President, Accounting and Assistant Controller; Group Vice President, Finance and Treasury; Vice President, Finance (FP&A); Group Vice President, Tax; Assistant Treasurer; Investor and Media Relations personnel; and successor and other positions that may be designated by the Company. This Code of Ethics is posted on our corporate website (www.rossstores.com) under Corporate Governance in the Investors Section. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of February 2, 2019:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))[1]
Equity compensation plans
approved by security holders	556 [2]	—	16,206 [3]
Equity compensation plans not
approved by security holders	—	—	—
Total	556	—	16,206

1 After approval by stockholders of the 2017 Equity Incentive Plan in May 2017, any shares remaining available for grant in the share reserves of the 2008 Equity Incentive Plan were automatically canceled.

2 Securities include shares underlying outstanding performance share awards where the performance measurement has occurred but that remain unsettled and unissued as of February 2, 2019. The weighted-average exercise price in column (b) does not take these awards into account.

3 Includes 5.0 million shares reserved for issuance under the Employee Stock Purchase Plan and 11.2 million shares reserved for issuance under the 2017 Equity Incentive Plan.

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
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended February 2, 2019, February 3, 2018, and January 28, 2017.
Consolidated Statements of Comprehensive Income for the years ended February 2, 2019, February 3, 2018, and January 28, 2017.
Consolidated Balance Sheets at February 2, 2019 and February 3, 2018.
Consolidated Statements of Stockholders’ Equity for the years ended February 2, 2019, February 3, 2018, and January 28, 2017.
Consolidated Statements of Cash Flows for the years ended February 2, 2019, February 3, 2018, and January 28, 2017.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Barbara Rentler
Date:	April 2, 2019		Barbara Rentler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Barbara Rentler	Chief Executive Officer, Director	April 2, 2019
Barbara Rentler

/s/Michael J. Hartshorn	Group Executive Vice President, Finance and Legal,	April 2, 2019
Michael J. Hartshorn	Chief Financial Officer, and Principal Accounting Officer

/s/Michael Balmuth	Executive Chairman of the Board, Director	April 2, 2019
Michael Balmuth

/s/K. Gunnar Bjorklund	Director	April 2, 2019
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	April 2, 2019
Michael J. Bush

/s/Norman A. Ferber	Chairman Emeritus of the Board, Director	April 2, 2019
Norman A. Ferber

/s/Sharon D. Garrett	Director	April 2, 2019
Sharon D. Garrett

/s/Stephen D. Milligan	Director	April 2, 2019
Stephen D. Milligan

/s/G. Orban	Director	April 2, 2019
George P. Orban

/s/Michael O’Sullivan	President and Chief Operating Officer, Director	April 2, 2019
Michael O’Sullivan

/s/G. L. Quesnel	Director	April 2, 2019
Gregory L. Quesnel

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.2 - 10.39)
10.2
Amended and Restated Ross Stores, Inc. Employee Stock Purchase Plan (amended and restated on March 11, 2015), incorporated by reference to Exhibit 10.1 filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

10.3
Third Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan effective December 31, 2008 (as amended effective January 1, 2015 and October 1, 2017), incorporated by reference to Exhibit 10.3 filed by Ross Stores, Inc. for its fiscal year ended February 3, 2018.

10.4
Second Amended and Restated Ross Stores, Inc. Incentive Compensation Plan (as amended effective May 18, 2016), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. on July 30, 2016.

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

10.7	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2009.
10.8	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.
10.9	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.10	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.11	Form of Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.12	Form of Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.10 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 3, 2018.
10.13	Form of Performance Shares Grant Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.
10.14	Form of Performance Share Agreement, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.15	Form of Performance Shares Grant Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.16
Form of Indemnity Agreement between Ross Stores, Inc. for Directors and Executive Officers, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2013.

10.17	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2016.
10.18	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.
10.19	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.20
Amended and Restated Independent Contractor Consultancy Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2010.

10.21
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

10.24
Amended Retirement Benefits Package Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.53 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.25
Amendment to Retirement Benefit Package Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.26
Third Amendment to Retirement Benefit Package Agreement effective January 1, 2016 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.39 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.27
Amendment to Independent Contractor Consultancy Agreement effective March 1, 2017 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.

10.28	Amendment to Independent Contractor Consultancy Agreement effective February 1, 2018 between Norman A. Ferber and Ross Stores, Inc.
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

10.34
Fifth Amendment to the Employment Agreement effective July 3, 2018 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2018.

10.35	Sixth Amendment to the Employment Agreement effective November 23, 2018 between Michael Balmuth and Ross Stores, Inc.
10.36
Employment Agreement effective March 16, 2017 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.

10.37
Employment Agreement effective March 16, 2017 between Michael O’Sullivan and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.

10.38
Employment Agreement effective March 16, 2018 between Michael Hartshorn and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.

10.39
Executive Employment Agreement effective March 16, 2018 between Bernard Brautigan and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.

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