Form 10-Q
period 2019-05-04
ROSS STORES INC
filed 2019-06-12
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-14678

Ross Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-1390387
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

5130 Hacienda Drive, Dublin, California	94568-7579
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(925) 965-4400

Former name, former address and former fiscal year, if	N/A
changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $.01	ROST	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 22, 2019 was 364,695,608.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except stores and per share data, unaudited)	May 4, 2019	May 5, 2018
Sales	$3,796,642	$3,588,619

Costs and Expenses
Cost of goods sold	2,701,668	2,522,219
Selling, general and administrative	558,250	524,423
Interest income, net	(5,635)	(503)
Total costs and expenses	3,254,283	3,046,139

Earnings before taxes	542,359	542,480
Provision for taxes on earnings	121,217	124,228
Net earnings	$421,142	$418,252

Earnings per share
Basic	$1.16	$1.12
Diluted	$1.15	$1.11

Weighted average shares outstanding (000)
Basic	363,085	373,797
Diluted	365,912	377,062

Stores open at end of period	1,745	1,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	May 4, 2019	May 5, 2018
Net earnings	$421,142	$418,252

Other comprehensive (loss) income:
Change in unrealized gain (loss) on investments, net of tax	—	(20)
Comprehensive income	$421,142	$418,232
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	May 4, 2019	February 2, 2019	May 5, 2018
Assets
Current Assets
Cash and cash equivalents	$1,366,592	$1,412,912	$1,302,836
Accounts receivable	121,607	96,711	109,425
Merchandise inventory	1,813,773	1,750,442	1,895,456
Prepaid expenses and other	160,733	143,954	146,362
Total current assets	3,462,705	3,404,019	3,454,079

Property and Equipment
Land and buildings	1,129,049	1,126,051	1,110,278
Fixtures and equipment	2,844,135	2,783,198	2,621,211
Leasehold improvements	1,139,600	1,175,921	1,103,712
Construction-in-progress	148,021	171,538	116,495
	5,260,805	5,256,708	4,951,696
Less accumulated depreciation and amortization	2,824,433	2,781,507	2,582,481
Property and equipment, net	2,436,372	2,475,201	2,369,215

Operating lease assets	2,942,980	—	—
Other long-term assets	207,063	194,471	197,542
Total assets	$9,049,120	$6,073,691	$6,020,836

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,296,183	$1,177,104	$1,299,145
Accrued expenses and other	450,762	431,596	435,606
Current operating lease liabilities	536,900	—	—
Accrued payroll and benefits	220,376	363,035	209,570
Income taxes payable	89,290	37,749	77,323
Current portion of long-term debt	—	—	84,981
Total current liabilities	2,593,511	2,009,484	2,106,625

Long-term debt	312,552	312,440	312,105
Non-current operating lease liabilities	2,514,530	—	—
Other long-term liabilities	226,788	321,713	362,445
Deferred income taxes	134,213	124,308	109,373

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 365,260,000, 368,242,000 and 377,079,000 shares, respectively	3,653	3,682	3,771
Additional paid-in capital	1,391,558	1,375,965	1,312,705
Treasury stock	(423,543)	(372,663)	(363,077)
Accumulated other comprehensive income	—	—	7
Retained earnings	2,295,858	2,298,762	2,176,882
Total stockholders’ equity	3,267,526	3,305,746	3,130,288
Total liabilities and stockholders’ equity	$9,049,120	$6,073,691	$6,020,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity

			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at February 2, 2019	368,242	$3,682	$1,375,965	$(372,663)	$—	$2,298,762	$3,305,746
Net earnings	—	—	—	—	—	421,142	421,142
Cumulative effect of adoption of
accounting standard
(leases), net	—	—	—	—	—	(19,614)	(19,614)
Common stock issued under stock
plans, net of shares
used for tax withholding	390	4	5,291	(50,880)	—	—	(45,585)
Stock-based compensation	—	—	19,689	—	—	—	19,689
Common stock repurchased	(3,372)	(33)	(9,387)	—	—	(310,710)	(320,130)
Dividends declared ($0.255 per share)	—	—	—	—	—	(93,722)	(93,722)
Balance at May 4, 2019	365,260	$3,653	$1,391,558	$(423,543)	$—	$2,295,858	$3,267,526

			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at February 3, 2018	379,618	$3,796	$1,292,364	$(318,279)	$27	$2,071,400	$3,049,308
Net earnings	—	—	—	—	—	418,252	418,252
Cumulative effect of adoption of
accounting standard
(revenue recognition), net	—	—	—	—	—	19,884	19,884
Unrealized investment loss, net	—	—	—	—	(20)	—	(20)
Common stock issued under stock
plans, net of shares
used for tax withholding	732	8	4,674	(44,798)	—	—	(40,116)
Stock-based compensation	—	—	23,760	—	—	—	23,760
Common stock repurchased	(3,271)	(33)	(8,093)	—	—	(247,244)	(255,370)
Dividends declared ($0.225 per share)	—	—	—	—	—	(85,410)	(85,410)
Balance at May 5, 2018	377,079	$3,771	$1,312,705	$(363,077)	$7	$2,176,882	$3,130,288
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	May 4, 2019	May 5, 2018
Cash Flows From Operating Activities
Net earnings	$421,142	$418,252
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	82,757	79,797
Stock-based compensation	19,689	23,760
Deferred income taxes	16,543	16,842
Change in assets and liabilities:
Merchandise inventory	(63,331)	(253,721)
Other current assets	(41,777)	(46,028)
Accounts payable	122,654	238,677
Other current liabilities	(108,208)	(95,966)
Income taxes	56,206	90,322
Operating lease assets and liabilities, net	2,855	—
Other long-term, net	457	115
Net cash provided by operating activities	508,987	472,050

Cash Flows From Investing Activities
Additions to property and equipment	(95,629)	(79,793)
Proceeds from investments	517	505
Net cash used in investing activities	(95,112)	(79,288)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	5,295	4,682
Treasury stock purchased	(50,880)	(44,798)
Repurchase of common stock	(320,130)	(255,370)
Dividends paid	(93,722)	(85,410)
Net cash used in financing activities	(459,437)	(380,896)

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(45,562)	11,866

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,478,079	1,353,272
End of period	$1,432,517	$1,365,138

Supplemental Cash Flow Disclosures
Interest paid	$4,219	$4,219
Income taxes paid	$48,468	$17,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 4, 2019 and May 5, 2018
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 4, 2019 and May 5, 2018, the results of operations, comprehensive income, stockholders' equity, and cash flows for the three month periods ended May 4, 2019 and May 5, 2018. The Condensed Consolidated Balance Sheet as of February 2, 2019, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2019.

The results of operations, comprehensive income, stockholders' equity, and cash flows for the three month periods ended May 4, 2019 and May 5, 2018 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Recently adopted accounting standards. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Accounting Standards Codification "ASC" 842), which along with subsequent amendments, supersedes the lease accounting requirements in ASC 840, Leases. The updated guidance requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The Company adopted ASC 842 as of February 3, 2019 (the "effective date"), using the optional transition method on a modified retrospective basis. The Company did not elect the transitional package of practical expedients or the use of hindsight upon adoption of the ASC. The Company elected the practical expedient to not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and to account for lease and non-lease components as a single lease component. Upon adoption, the Company recorded lease liabilities based on the present value of the remaining minimum rental payments, using discount rates as of the effective date, of $2.9 billion, and the corresponding right-of-use assets of $2.9 billion. The Company also recorded a cumulative-effect adjustment to decrease beginning retained earnings of $19.6 million, primarily related to the write-off of previously capitalized initial direct costs that are no longer capitalized under ASC 842, partially offset by the write-off of the deferred gain on a previous sale-leaseback transaction that meets the sale definition under ASC 842. Reporting periods beginning on or after February 3, 2019 are presented under ASC 842, while prior period amounts and disclosures were not adjusted and continue to be reported under ASC 840. ASC 842 did not have a significant impact to the Company’s condensed consolidated statements of earnings or to the condensed consolidated statements of cash flows.

Significant accounting policies. Except for the updates to accounting policies for leases as a result of adopting ASC 842 described below, there have been no significant changes to the accounting policies followed by the Company as described in Note A to the audited consolidated financial statements for the fiscal year ended February 2, 2019.

Leases. As the Company’s leases generally do not provide an implicit discount rate, the Company uses the estimated collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments for use in the calculation of the lease liabilities and right-of-use assets. This rate is determined using a portfolio approach based on the risk-adjusted rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term. Operating lease liabilities and corresponding right-of-use assets include options to extend lease terms that are reasonably certain of being exercised. The Company does not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and accounts for lease and non-lease components as a single lease component. The Company's lease portfolio is comprised of operating leases with the lease cost recorded on a straight-line basis over the lease term.

Prior to the adoption of ASC 842, when a lease contained “rent holidays” or required fixed escalations of the minimum lease payments, the Company recorded rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount was charged to expense and the amount payable under the lease was recorded as deferred rent. The Company began recording rent expense on the lease possession date. Tenant improvement allowances were amortized over the lease term. Changes in deferred rent and tenant improvement allowances were included as a component of operating activities in the Condensed Consolidated Statements of Cash Flows.

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three month periods ended May 4, 2019 and May 5, 2018:

	Three Months Ended
	May 4, 2019	May 5, 2018
Ladies	27%	28%
Home Accents and Bed and Bath	25%	25%
Shoes	14%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%
Men's	13%	12%
Children's	8%	8%
Total	100%	100%

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

The following table provides a reconciliation of cash, cash equivalents, restricted cash and equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	May 4, 2019	February 2, 2019	May 5, 2018
Cash and cash equivalents	$1,366,592	$1,412,912	$1,302,836
Restricted cash and cash equivalents included in:
Prepaid expenses and other	11,867	11,402	8,900
Other long-term assets	54,058	53,765	53,402
Total restricted cash and cash equivalents	65,925	65,167	62,302
Total cash, cash equivalents and restricted cash and equivalents	$1,432,517	$1,478,079	$1,365,138

In addition to the restricted cash and equivalents in the table above, the Company had restricted investments included in the Condensed Consolidated Balance Sheets as shown below:

($000)	May 4, 2019	February 2, 2019	May 5, 2018
Prepaid expenses and other	$—	$400	$2,822
Total restricted investments	$—	$400	$2,822

Property and equipment. As of May 4, 2019 and May 5, 2018, the Company had $14.8 million and $11.1 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Cash dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company’s Board of Directors declared a cash dividend of $0.255 per common share in March 2019, and $0.225 per common share in March, May, August, and November 2018, respectively.

In May 2019, the Company’s Board of Directors declared a cash dividend of $0.255 per common share, payable on June 28, 2019.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class action litigation remains pending as of May 4, 2019.

The Company is also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against the Company may include commercial, product and product safety, consumer, intellectual property, environmental, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that the Company violated federal, state, and/or local laws. Actions against the Company are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

In the opinion of management, the resolution of pending class action litigation and other currently pending legal and regulatory proceedings will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Recently issued accounting standards. The Company considers the applicability and impact of all ASUs issued by the FASB. For the three month period ended May 4, 2019, the FASB issued ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.

Reclassifications. Certain items related to income taxes in the prior year’s condensed consolidated statements of cash flows have been reclassified to conform to the current years’ presentation.

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

There were no transfers between Level 1 and Level 2 categories during the three month period ended May 4, 2019. The fair value of the Company’s financial instruments are as follows:

($000)	May 4, 2019	February 2, 2019	May 5, 2018
Cash and cash equivalents (Level 1)	$1,366,592	$1,412,912	$1,302,836

Restricted cash and cash equivalents (Level 1)	$65,925	$65,167	$62,302

Investments (Level 2)	$8	$125	$709

Restricted investments (Level 2)	$—	$400	$2,822

The underlying assets in the Company’s non-qualified deferred compensation program as of May 4, 2019, February 2, 2019, and May 5, 2018 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	May 4, 2019	February 2, 2019	May 5, 2018
Level 1	$127,785	$114,181	$112,073
Level 2	10,626	10,377	16,339
Total	$138,411	$124,558	$128,412

Note C: Stock-Based Compensation

Stock-based compensation. For the three month periods ended May 4, 2019 and May 5, 2018, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 4, 2019	May 5, 2018
Restricted stock	$9,449	$11,508
Performance awards	9,304	11,424
Employee stock purchase plan	936	828
Total	$19,689	$23,760

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three month periods ended May 4, 2019 and May 5, 2018, is as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	May 4, 2019	May 5, 2018
Cost of goods sold	$13,122	$11,036
Selling, general and administrative	6,567	12,724
Total	$19,689	$23,760

The tax benefits related to stock-based compensation expense for the three month periods ended May 4, 2019 and May 5, 2018 were $3.7 million and $4.9 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three month periods ended May 4, 2019 and May 5, 2018, shares purchased by the Company for tax withholding totaled 555,997 and 583,228, respectively, and are considered treasury shares which are available for reissuance.

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

As of May 4, 2019, shares related to unvested restricted stock and performance share awards totaled 4.4 million shares. A summary of restricted stock and performance share award activity for the three month period ended May 4, 2019, is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2019	5,130	$62.50
Awarded	975	90.78
Released	(1,429)	51.12
Forfeited	(285)	69.97
Unvested at May 4, 2019	4,391	$72.00

The unamortized compensation expense at May 4, 2019, was $178.7 million, which is expected to be recognized over a weighted-average remaining period of 2.5 years. The unamortized compensation expense at May 5, 2018, was $162.5 million, which was expected to be recognized over a weighted-average remaining period of 2.2 years.

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

For the three month period ended May 4, 2019, approximately 700 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented. For the three month period ended May 5, 2018, approximately 19,300 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
May 4, 2019
Shares	363,085	2,827	365,912
Amount	$1.16	$(0.01)	$1.15

May 5, 2018
Shares	373,797	3,265	377,062
Amount	$1.12	$(0.01)	$1.11

Note E: Leases
The Company currently leases all but two of its store locations with original, non-cancelable terms that in general range from three to ten years. Store leases typically contain provisions for three to four renewal options of five years each. The exercise of lease renewal options is at the sole discretion of the Company. Most store leases also provide for minimum annual rentals and for payment of variable lease costs. In addition, some store leases also have provisions for additional rent based on a percentage of sales (“percentage rent”) and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any financing leases.
The Company leases five warehouses, and has four third-party warehousing arrangements. All of these contain renewal provisions. The following table summarizes the location and expiration date of the Company’s leased warehouses:

Location	Lease Expiration Date
Leased Warehouses
Carlisle, Pennsylvania	2020
Carlisle, Pennsylvania	2021
Fort Mill, South Carolina	2024
Rock Hill, South Carolina	2028
Shafter, California	2029

Third-Party Warehouses
Fort Mill, South Carolina	2020
Moreno Valley, California	2023
Moreno Valley, California	2029
Shafter, California	2020

The Company leases approximately 103,000 and 5,000 square feet of office space for its Los Angeles and Boston buying offices, respectively. The lease term for these facilities expire in 2022 and 2020, respectively, and contain renewal provisions. In addition, the Company has a ground lease related to its New York buying office.

The following table presents operating lease costs included in the Condensed Consolidated Statement of Earnings for the three months ended May 4, 2019:

Three Months Ended
($000)	May 4, 2019
Operating lease cost [1]	$155,566
Variable lease costs [2]	42,914
Net lease cost [3]	$198,480

[1] Net of sublease income which was immaterial.
[2] Includes property and rent taxes, insurance, common area maintenance, and percentage rent.
[3] Excludes short-term lease costs which were immaterial.

The maturity of operating lease liabilities, including the ground lease related to the New York buying office as of May 4, 2019, are as follows:

($000)	Operating Leases [1]
2020	$581,014
2021	604,295
2022	523,113
2023	443,164
2024	349,525
Thereafter	1,633,681
Total lease payments	4,134,792
Less: interest	1,083,362
Present value of lease liabilities	$3,051,430
Less: current operating lease liabilities	536,900
Non-current operating lease liabilities	$2,514,530

[1] Operating lease payments exclude $258.4 million of minimum lease payments for leases signed that have not yet commenced.

At May 4, 2019, the weighted-average remaining lease term and the weighted average discount rate for operating leases is 10.9 years and 3.6%, respectively. The weighted-average remaining lease term and the weighted average discount rate, excluding the long-term ground lease related to the New York buying office, were 6.1 years and 3.3%, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $148.2 million for the three months ended May 4, 2019 and is included in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) during the three months ended May 4, 2019 was $207.8 million.
In accordance with ASC 840, the aggregate undiscounted future minimum annual lease payments under leases, including the ground lease related to the New York buying office, in effect at February 2, 2019 were as follows:

($000)	Total operating leases
2019	$555,812
2020	580,712
2021	499,678
2022	424,695
2023	339,340
Thereafter	1,575,673
Total minimum lease payments	$3,975,910

Note F: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	May 4, 2019	February 2, 2019	May 5, 2018
6.38% Series A Senior Notes due 2018	$—	$—	$84,981
6.53% Series B Senior Notes due 2021	64,947	64,942	64,927
3.375% Senior Notes due 2024	247,605	247,498	247,178
Total long-term debt	$312,552	$312,440	$397,086
Less: current portion	—	—	84,981
Total due beyond one year	$312,552	$312,440	$312,105

As of May 4, 2019, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of May 4, 2019, the Company also had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million held by various institutional investors. The Series B notes are due in December 2021, and bear interest at 6.53%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of May 4, 2019, the Company was in compliance with these covenants.

On December 13, 2018, the Company repaid at maturity the $85 million principal amount of the Series A 6.38% unsecured Senior Notes.

As of May 4, 2019, February 2, 2019, and May 5, 2018, total unamortized discount and debt issuance costs were $2.4 million, $2.6 million, and $2.9 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, and the Series B Senior Notes are subject to prepayment penalties for early payment of principal.

The aggregate fair value of the two outstanding series of Senior Notes was approximately $318 million and $316 million, as of May 4, 2019 and February 2, 2019, respectively, compared to $407 million for the then three outstanding series of Senior Notes as of May 5, 2018. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three month periods ended May 4, 2019 and May 5, 2018:

	Three Months Ended
($000)	May 4, 2019	May 5, 2018
Interest expense on long-term debt	$3,283	$4,645
Other interest expense	313	302
Capitalized interest	(765)	(498)
Interest income	(8,466)	(4,952)
Interest income, net	$(5,635)	$(503)

Revolving credit facility. The Company’s $600 million unsecured revolving credit facility expires in April 2021, and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of May 4, 2019, the Company had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of May 4, 2019, the Company was in compliance with this covenant.

Note G: Taxes on Earnings

As of May 4, 2019, February 2, 2019, and May 5, 2018, the reserves for unrecognized tax benefits were $83.5 million, $78.8 million, and $125.6 million, inclusive of $13.7 million, $13.0 million, and $24.0 million of related interest and penalties, respectively. In November 2018, the Company resolved uncertain tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $52.4 million, inclusive of $12.6 million of related reserves for interest and penalties. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $66.7 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $9.3 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 4, 2019 and May 5, 2018, the related condensed consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the three month periods ended May 4, 2019 and May 5, 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 2, 2019, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 2, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2019 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
June 12, 2019

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption "Forward-Looking Statements" and in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for 2018. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2018. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,502 locations in 38 states, the District of Columbia and Guam as of May 4, 2019. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 243 dd’s DISCOUNTS stores in 18 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three month periods ended May 4, 2019 and May 5, 2018:

	Three Months Ended
	May 4, 2019	May 5, 2018
Sales
Sales (millions)	$3,797	$3,589
Sales growth	5.8%	8.5%
Comparable store sales growth	2%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.2%	70.3%
Selling, general and administrative	14.7%	14.6%
Interest income, net	(0.2%)	(0.0%)

Earnings before taxes (as a percent of sales)	14.3%	15.1%

Net earnings (as a percent of sales)	11.1%	11.7%

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

	Three Months Ended
Store Count	May 4, 2019	May 5, 2018
Beginning of the period	1,717	1,622
Opened in the period	28	29
Closed in the period	—	—
End of the period	1,745	1,651

Sales. Sales for the three month period ended May 4, 2019, increased $208 million, or 5.8%, compared to the three month period ended May 5, 2018, due to the opening of 94 net new stores between May 5, 2018 and May 4, 2019, and a 2% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Our sales mix for the three month periods ended May 4, 2019 and May 5, 2018 is shown below:

	Three Months Ended
	May 4, 2019	May 5, 2018
Ladies	27%	28%
Home Accents and Bed and Bath	25%	25%
Shoes	14%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%
Men's	13%	12%
Children's	8%	8%
Total	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three month period ended May 4, 2019, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended May 4, 2019, increased $179 million compared to the same period in the prior year, mainly due to increased sales from the opening of 94 net new stores and a 2% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended May 4, 2019, increased approximately 85 basis points from the same period in the prior year, primarily due to a 60 basis point increase in distribution expenses mainly due to favorable timing of packaway-related expenses in the prior year, a 35 basis point increase in freight costs, and buying and occupancy costs that were higher by 10 basis points each. These increases were partially offset by a 30 basis point improvement in merchandise margin.

We cannot be sure that the gross profit margins realized for the three month period ended May 4, 2019, will continue in the future.

Selling, general and administrative expenses. For the three month period ended May 4, 2019, selling, general and administrative expenses ("SG&A") increased $34 million compared to the same period in the prior year, mainly due to increased store operating costs reflecting the opening of 94 net new stores between May 5, 2018 and May 4, 2019.

Selling, general and administrative expenses as a percentage of sales for the three month period ended May 4, 2019, increased approximately 10 basis points from the same period in the prior year primarily due to higher wages partially offset by favorable timing of expenses.

Interest income, net. Interest income, net for the three month period ended May 4, 2019, increased compared to the same period in the prior year primarily due to an increase in interest income due to higher interest rates. Interest income, net for the three month periods ended May 4, 2019 and May 5, 2018, consists of the following:

	Three Months Ended
($000)	May 4, 2019	May 5, 2018
Interest expense on long-term debt	$3,283	$4,645
Other interest expense	313	302
Capitalized interest	(765)	(498)
Interest income	(8,466)	(4,952)
Interest income, net	$(5,635)	$(503)

Taxes on earnings. Our effective tax rates for the three month periods ended May 4, 2019 and May 5, 2018, were approximately 22% and 23%, respectively. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and the resolution of tax positions with various taxing authorities. We anticipate that our effective tax rate for fiscal 2019 will be between 23% and 24%.

Net earnings. Net earnings as a percentage of sales for the three month period ended May 4, 2019, was lower compared to the same period in the prior year primarily due to higher cost of goods sold and higher SG&A expenses, partially offset by higher interest income.

Earnings per share. Diluted earnings per share for the three month period ended May 4, 2019 was $1.15 compared to $1.11, for the three month period ended May 5, 2018. The 4% increase in diluted earnings per share for the three month period ended May 4, 2019, was attributable to a 1% increase in net earnings, and 3% from the reduction in weighted average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, and capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under our stock repurchase program and to pay dividends, and we may use cash for the repayment of debt as it becomes due.

	Three Months Ended
($000)	May 4, 2019	May 5, 2018
Cash provided by operating activities	$508,987	$472,050
Cash used in investing activities	(95,112)	(79,288)
Cash used in financing activities	(459,437)	(380,896)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(45,562)	$11,866

Operating Activities

Net cash provided by operating activities was $509.0 million and $472.1 million for the three month periods ended May 4, 2019 and May 5, 2018, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the three month period ended May 4, 2019, compared to the same period in the prior year was primarily driven by the timing of merchandise receipts and related payments versus last year, partially offset by higher income tax payments. The timing of merchandise receipts and related payments versus last year resulted in higher accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 71%, 67%, and 69% as of May 4, 2019, February 2, 2019, and May 5, 2018, respectively.

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

Changes in packaway inventory levels impact our operating cash flow. As of May 4, 2019, packaway inventory was 44% of total inventory compared to 46% at the end of fiscal 2018. As of May 5, 2018, packaway inventory was 49% of total inventory compared to 49% at the end of fiscal 2017.

Investing Activities

Net cash used in investing activities was $95.1 million and $79.3 million for the three month periods ended May 4, 2019 and May 5, 2018, respectively. The increase in cash used for investing activities for the three month period ended May 4, 2019 compared to the three month period ended May 5, 2018 was primarily due to an increase in our capital expenditures.

Our capital expenditures were $95.6 million and $79.8 million for the three month periods ended May 4, 2019 and May 5, 2018, respectively. Our capital expenditures include costs to build, expand, and improve distribution centers; open new stores and improve existing stores; and for various other expenditures related to our information technology systems, buying and corporate offices.

We are forecasting approximately $600 million in capital expenditures for fiscal year 2019 to fund costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, initial investment in our next distribution center, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to fund capital expenditures with available cash and cash equivalents, and cash flow from operations.

Financing Activities

Net cash used in financing activities was $459.4 million and $380.9 million for the three month periods ended May 4, 2019 and May 5, 2018, respectively. For the three month periods ended May 4, 2019 and May 5, 2018, our liquidity and capital requirements were provided by available cash and cash equivalents, and cash flows from operations. The increase in cash used for financing activities for the three month period ended May 4, 2019, compared to the three month period ended May 5, 2018, was primarily due to an increase in the repurchase of our common stock under our stock repurchase program and higher cash dividends.

We repurchased 3.4 million and 3.3 million shares of common stock for aggregate purchase prices of approximately $320.1 million and $255.4 million during the three month periods ended May 4, 2019 and May 5, 2018, respectively. We also acquired 0.6 million and 0.6 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $50.9 million and $44.8 million during the three month periods ended May 4, 2019 and May 5, 2018, respectively. In March 2019, our Board of Directors approved a new, two-year $2.55 billion stock repurchase program through fiscal 2020.

For the three month periods ended May 4, 2019 and May 5, 2018, we paid cash dividends of $93.7 million and $85.4 million, respectively.

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

We have a $600 million unsecured revolving credit facility which expires in April 2021, and contains a $300 million sublimit for issuance of standby letters of credit (subject to increase in proportion to any increase in the size of the credit facility). The facility also contains an option allowing us to increase the size of our credit facility by up to an additional $200 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR plus an applicable margin (currently 100 basis points) and is payable quarterly and upon maturity. As of May 4, 2019, we had no borrowings or standby letters of credit outstanding under this facility and the $600 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of May 4, 2019, we were in compliance with this covenant.

We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, repayment of debt, common stock repurchases, and quarterly dividend payments for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of May 4, 2019:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Recorded contractual obligations:
Senior notes	$—	$65,000	$—	$250,000	$315,000
Operating leases	575,132	1,114,573	778,623	680,837	3,149,165
New York buying office ground lease[2]	5,882	12,835	14,066	952,844	985,627
Unrecorded contractual obligations:
Real estate obligations[3]	12,687	48,012	48,618	149,107	258,424
Interest payment obligations	12,682	25,364	16,875	4,219	59,140
Purchase obligations[4]	2,743,045	19,714	5,203	388	2,768,350
Total contractual obligations	$3,349,428	$1,285,498	$863,385	$2,037,395	$7,535,706

1 We have a $82.5 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated except for the item disclosed in Note G.

² Our New York buying office building is subject to a 99-year ground lease.

3 Minimum lease payments for leases signed that have not yet commenced.

4 Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of May 4, 2019.

Senior notes. As of May 4, 2019, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of May 4, 2019, we also had outstanding Series B unsecured senior notes in the aggregate principal amount of $65 million, held by various institutional investors. The Series B notes are due in December 2021 and bear interest at 6.53%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of May 4, 2019, we were in compliance with these covenants.

The 2024 Notes, and Series B senior notes are subject to prepayment penalties for early payment of principal.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of May 4, 2019, February 2, 2019, and May 5, 2018, we had $5.5 million, $7.3 million, and $7.8 million, respectively, in standby letters of credit outstanding and $58.6 million, $58.3 million and $57.3 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $12.1 million, $13.3 million, and $17.6 million in trade letters of credit outstanding at May 4, 2019, February 2, 2019, and May 5, 2018, respectively.

Dividends. In May 2019, our Board of Directors declared a cash dividend of $0.255 per common share, payable on June 28, 2019.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Actual results may differ significantly from these estimates. During the first quarter of fiscal 2019, other than changes to our lease accounting policies as a result of adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Accounting Standards Codification "ASC" 842) described below, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 2, 2019.

As our leases generally do not provide an implicit discount rate, we use the estimated collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments for use in the calculation of the lease liabilities and right-of-use assets. This rate is determined using a portfolio approach based on the risk-adjusted rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term. Operating lease liabilities and corresponding right-of-use assets include options to extend lease terms that are reasonably certain of being exercised. We do not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and account for lease and non-lease components as a single lease component. Our lease portfolio is comprised of operating leases with the lease cost recorded on a straight-line basis over the lease term.

Prior to the adoption of ASC 842, when a lease contained “rent holidays” or required fixed escalations of the minimum lease payments, we recorded rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount was charged to expense and the amount payable under the lease was recorded as deferred rent. We began recording rent expense on the lease possession date. Tenant improvement allowances were amortized over the lease term. Changes in deferred rent and tenant improvement allowances were included as a component of operating activities in the Condensed Consolidated Statements of Cash Flows.

See Note A - Summary of Significant Accounting Policies (Recently Adopted Accounting Standards) and Note E - Leases in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the adoption of ASC 842.

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

•	Disruptions in our supply chain or in our information systems that could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.

•	Our need to obtain acceptable new store sites with favorable consumer demographics to achieve our planned growth.

•	Our need to expand in existing markets and enter new geographic markets in order to achieve growth.

•	Consumer problems or legal issues involving the quality, safety, or authenticity of products we sell, which could harm our reputation, result in lost sales, and/or increase our costs.

•	An adverse outcome in various legal, regulatory, or tax matters that could increase our costs.

•	Damage to our corporate reputation or brands that could adversely affect our sales and operating results.

•	Our need to continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies.

•	Our need to effectively advertise and market our business.

•	Risks associated with selling and importing merchandise produced in other countries.

•	Changes in U.S. tax, tariff, or trade policy regarding apparel and home-related merchandise produced in other countries, which could adversely affect our business.

•	Possible volatility in our revenues and earnings.

•	A natural or man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center that could harm our business.

•	Our need to maintain sufficient liquidity to support our continuing operations, our new store and distribution center growth plans, and our stock repurchase program and quarterly dividends.

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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of May 4, 2019.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of May 4, 2019, we had no borrowings outstanding under our revolving credit facility.

As of May 4, 2019, we have one outstanding series of unsecured 6.53% Series B Senior Notes due December 2021 with an aggregate principal amount of $65 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended May 4, 2019. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2019 first fiscal quarter.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 for a description of the risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2019 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(2/03/2019 - 3/02/2019)	—	—	—	—
March
(3/03/2019 - 4/06/2019)	2,339,266	$91.92	1,783,572	$2,385,831
April
(4/07/2019 - 5/04/2019)	1,589,344	$98.15	1,589,041	$2,229,870
Total	3,928,610	$94.44	3,372,613	$2,229,870

1 We acquired 555,997 shares of treasury stock during the quarter ended May 4, 2019. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2 In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020.

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

10.1	Forms of Executive Employment Agreement for Executive Officers.

10.2	Employment Agreement effective March 16, 2019 between Barbara Rentler and Ross Stores, Inc.

10.3	Employment Agreement effective March 16, 2019 between Michael Hartshorn and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 12, 2019.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 12, 2019	By:	/s/Michael J. Hartshorn
Michael J. Hartshorn
Group Executive Vice President, Finance and Legal, Chief Financial Officer, and Principal Accounting Officer