Form 10-Q
period 2019-08-03
ROSS STORES, INC.
filed 2019-09-11
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 21, 2019 was 361,730,420.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
($000, except stores and per share data, unaudited)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Sales	$3,979,869	$3,737,926	$7,776,511	$7,326,545

Costs and Expenses
Cost of goods sold	2,843,850	2,666,983	5,545,518	5,189,202
Selling, general and administrative	591,970	554,581	1,150,220	1,079,004
Interest income, net	(4,782)	(1,393)	(10,417)	(1,896)
Total costs and expenses	3,431,038	3,220,171	6,685,321	6,266,310

Earnings before taxes	548,831	517,755	1,091,190	1,060,235
Provision for taxes on earnings	136,110	128,351	257,327	252,579
Net earnings	$412,721	$389,404	$833,863	$807,656

Earnings per share
Basic	$1.15	$1.05	$2.31	$2.17
Diluted	$1.14	$1.04	$2.29	$2.15

Weighted average shares outstanding (000)
Basic	359,794	371,031	361,439	372,414
Diluted	362,074	373,717	364,007	375,336

Stores open at end of period	1,772	1,680	1,772	1,680
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
($000, unaudited)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net earnings	$412,721	$389,404	$833,863	$807,656

Other comprehensive (loss) income:
Change in unrealized gain (loss) on investments, net of tax	—	(3)	—	(23)
Comprehensive income	$412,721	$389,401	$833,863	$807,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	August 3, 2019	February 2, 2019	August 4, 2018
Assets
Current Assets
Cash and cash equivalents	$1,382,025	$1,412,912	$1,386,935
Accounts receivable	130,439	96,711	121,508
Merchandise inventory	1,835,869	1,750,442	1,698,390
Prepaid expenses and other	167,585	143,954	172,822
Total current assets	3,515,918	3,404,019	3,379,655

Property and Equipment
Land and buildings	1,162,269	1,126,051	1,117,895
Fixtures and equipment	2,886,275	2,783,198	2,660,388
Leasehold improvements	1,162,935	1,175,921	1,117,648
Construction-in-progress	200,012	171,538	142,708
	5,411,491	5,256,708	5,038,639
Less accumulated depreciation and amortization	2,906,451	2,781,507	2,654,338
Property and equipment, net	2,505,040	2,475,201	2,384,301

Operating lease assets	2,932,199	—	—
Other long-term assets	198,790	194,471	199,800
Total assets	$9,151,947	$6,073,691	$5,963,756

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,359,829	$1,177,104	$1,184,422
Accrued expenses and other	474,273	431,596	427,875
Current operating lease liabilities	549,841	—	—
Accrued payroll and benefits	295,465	363,035	280,861
Income taxes payable	—	37,749	—
Current portion of long-term debt	—	—	84,989
Total current liabilities	2,679,408	2,009,484	1,978,147

Long-term debt	312,665	312,440	312,217
Non-current operating lease liabilities	2,496,230	—	—
Other long-term liabilities	227,842	321,713	374,587
Deferred income taxes	139,538	124,308	114,195

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 362,166,000, 368,242,000 and 373,868,000 shares, respectively	3,622	3,682	3,739
Additional paid-in capital	1,412,976	1,375,965	1,333,329
Treasury stock	(425,012)	(372,663)	(369,340)
Accumulated other comprehensive income	—	—	4
Retained earnings	2,304,678	2,298,762	2,216,878
Total stockholders’ equity	3,296,264	3,305,746	3,184,610
Total liabilities and stockholders’ equity	$9,151,947	$6,073,691	$5,963,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity

	Six Months Ended August 3, 2019
			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at February 2, 2019	368,242	$3,682	$1,375,965	$(372,663)	$—	$2,298,762	$3,305,746
Net earnings	—	—	—	—	—	421,142	421,142
Cumulative effect of adoption of
accounting standard
(leases), net	—	—	—	—	—	(19,614)	(19,614)
Common stock issued under stock
plans, net of shares
used for tax withholding	390	4	5,291	(50,880)	—	—	(45,585)
Stock-based compensation	—	—	19,689	—	—	—	19,689
Common stock repurchased	(3,372)	(33)	(9,387)	—	—	(310,710)	(320,130)
Dividends declared ($0.255 per share)	—	—	—	—	—	(93,722)	(93,722)
Balance at May 4, 2019	365,260	$3,653	$1,391,558	$(423,543)	$—	$2,295,858	$3,267,526
Net earnings	—	—	—	—	—	412,721	412,721
Common stock issued under stock
plans, net of shares
used for tax withholding	98	1	5,610	(1,469)	—	—	4,142
Stock-based compensation	—	—	24,924	—	—	—	24,924
Common stock repurchased	(3,192)	(32)	(9,116)	—	—	(310,981)	(320,129)
Dividends declared ($0.255 per share)	—	—	—	—	—	(92,920)	(92,920)
Balance at August 3, 2019	362,166	$3,622	$1,412,976	$(425,012)	$—	$2,304,678	$3,296,264

	Six Months Ended August 4, 2018
					Additional paid-in capital				Accumulated other comprehensive income (loss)
	Common stock						Treasury stock				Retained earnings
(000)	Shares		Amount										Total
Balance at February 3, 2018	379,618		$3,796		$1,292,364		$(318,279)		$27		$2,071,400		$3,049,308
Net earnings	—		—		—		—		—		418,252		418,252
Cumulative effect of adoption of
accounting standard
(revenue recognition), net	—		—		—		—		—		19,884		19,884
Unrealized investment loss, net	—		—		—		—		(20)		—		(20)
Common stock issued under stock
plans, net of shares
used for tax withholding	732		8		4,674		(44,798)		—		—		(40,116)
Stock-based compensation	—		—		23,760		—		—		—		23,760
Common stock repurchased	(3,271)		(33)		(8,093)		—		—		(247,244)		(255,370)
Dividends declared ($0.225 per share)	—		—		—		—		—		(85,410)		(85,410)
Balance at May 5, 2018	377,079		$3,771		$1,312,705		$(363,077)		$7		$2,176,882		$3,130,288
Net earnings	—		—		—		—		—		389,404		389,404
Unrealized investment loss, net	—		—		—		—		(3)		—		(3)
Common stock issued under stock
plans, net of shares
used for tax withholding	20		—		5,135		(6,263)		—		—		(1,128)
Stock-based compensation	—		—		23,820		—		—		—		23,820
Common stock repurchased	(3,231)		(32)		(8,331)		—		—		(264,847)		(273,210)
Dividends declared ($0.225 per share)	—		—		—		—		—		(84,561)		(84,561)
Balance at August 4, 2018	373,868	—	$3,739	—	$1,333,329	—	$(369,340)	—	$4	—	$2,216,878	—	$3,184,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	August 3, 2019	August 4, 2018
Cash Flows From Operating Activities
Net earnings	$833,863	$807,656
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	166,898	162,403
Stock-based compensation	44,613	47,580
Deferred income taxes	21,868	21,664
Change in assets and liabilities:
Merchandise inventory	(85,427)	(56,654)
Other current assets	(55,309)	(64,754)
Accounts payable	187,050	122,008
Other current liabilities	(8,529)	(29,348)
Income taxes	(31,193)	(1,619)
Operating lease assets and liabilities, net	8,276	—
Other long-term, net	1,353	5,248
Net cash provided by operating activities	1,083,463	1,014,184

Cash Flows From Investing Activities
Additions to property and equipment	(250,314)	(178,635)
Proceeds from investments	517	505
Net cash used in investing activities	(249,797)	(178,130)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	10,906	9,817
Treasury stock purchased	(52,349)	(51,061)
Repurchase of common stock	(640,259)	(528,580)
Dividends paid	(186,642)	(169,971)
Net cash used in financing activities	(868,344)	(739,795)

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(34,678)	96,259

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,478,079	1,353,272
End of period	$1,443,401	$1,449,531

Supplemental Cash Flow Disclosures
Interest paid	$6,341	$9,053
Income taxes paid	$266,653	$232,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 3, 2019 and August 4, 2018
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of August 3, 2019 and August 4, 2018, the results of operations, comprehensive income, and stockholders' equity for the three and six month periods ended August 3, 2019 and August 4, 2018, and cash flows for the six month periods ended August 3, 2019 and August 4, 2018. The Condensed Consolidated Balance Sheet as of February 2, 2019, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income, and stockholders' equity for the three and six month periods ended August 3, 2019 and August 4, 2018 and cash flows for the six month periods ended August 3, 2019 and August 4, 2018 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company adopted ASC 842 as of February 3, 2019 (the "effective date"), using the optional transition method on a modified retrospective basis. The Company did not elect the transitional package of practical expedients or the use of hindsight upon adoption of the ASC. The Company elected to not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and to account for lease and non-lease components as a single lease component. Upon adoption, the Company recorded lease liabilities based on the present value of the remaining minimum rental payments, using discount rates as of the effective date, of $2.9 billion, and the corresponding right-of-use assets of $2.9 billion. The Company also recorded a cumulative-effect adjustment to decrease beginning retained earnings of $19.6 million, primarily related to the write-off of previously capitalized initial direct costs that are no longer capitalized under ASC 842, partially offset by the write-off of the deferred gain on a previous sale-leaseback transaction that meets the sale definition under ASC 842. Reporting periods beginning on or after February 3, 2019 are presented under ASC 842, while prior period amounts and disclosures were not adjusted and continue to be reported under ASC 840. ASC 842 did not have a significant impact to the Company’s condensed consolidated statements of earnings or to the condensed consolidated statements of cash flows.

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

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and six month periods ended August 3, 2019 and August 4, 2018:

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Ladies	27%	28%	27%	28%
Home Accents and Bed and Bath	23%	24%	24%	24%
Shoes	14%	14%	14%	14%
Men's	15%	14%	14%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	12%	13%	13%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

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

The following table provides a reconciliation of cash, cash equivalents, restricted cash and equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	August 3, 2019	February 2, 2019	August 4, 2018
Cash and cash equivalents	$1,382,025	$1,412,912	$1,386,935
Restricted cash and cash equivalents included in:
Prepaid expenses and other	11,048	11,402	8,961
Other long-term assets	50,328	53,765	53,635
Total restricted cash and cash equivalents	61,376	65,167	62,596
Total cash, cash equivalents, and restricted cash and equivalents	$1,443,401	$1,478,079	$1,449,531

In addition to the restricted cash and equivalents in the table above, the Company had restricted investments included in the Condensed Consolidated Balance Sheets as shown below:

($000)	August 3, 2019	February 2, 2019	August 4, 2018
Prepaid expenses and other	$—	$400	$2,812
Total restricted investments	$—	$400	$2,812

Property and equipment. As of August 3, 2019 and August 4, 2018, the Company had $13.0 million and $10.0 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Cash dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company’s Board of Directors declared a cash dividend of $0.255 per common share in March and May 2019, and $0.225 per common share in March, May, August, and November 2018, respectively.

In August 2019, the Company’s Board of Directors declared a cash dividend of $0.255 per common share, payable on September 30, 2019.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class action litigation remains pending as of August 3, 2019.

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

Recently issued accounting standards. The Company considers the applicability and impact of all ASUs issued by the FASB. For the three and six month periods ended August 3, 2019, the ASUs issued by the FASB were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.

Reclassifications. Certain items related to income taxes in the prior year’s condensed consolidated statements of cash flows have been reclassified to conform to the current year's presentation.

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

There were no transfers between Level 1 and Level 2 categories during the three and six month periods ended August 3, 2019. The fair value of the Company’s financial instruments are as follows:

($000)	August 3, 2019	February 2, 2019	August 4, 2018
Cash and cash equivalents (Level 1)	$1,382,025	$1,412,912	$1,386,935

Restricted cash and cash equivalents (Level 1)	$61,376	$65,167	$62,596

Investments (Level 2)	$8	$125	$709

Restricted investments (Level 2)	$—	$400	$2,812

The underlying assets in the Company’s non-qualified deferred compensation program as of August 3, 2019, February 2, 2019, and August 4, 2018 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	August 3, 2019	February 2, 2019	August 4, 2018
Level 1	$126,377	$114,181	$117,274
Level 2	7,411	10,377	11,836
Total	$133,788	$124,558	$129,110

Note C: Stock-Based Compensation

Stock-based compensation. For the three and six month periods ended August 3, 2019 and August 4, 2018, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Restricted stock	$14,909	$12,428	$24,358	$23,936
Performance awards	9,025	10,487	18,329	21,911
Employee stock purchase plan	990	905	1,926	1,733
Total	$24,924	$23,820	$44,613	$47,580

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and six month periods ended August 3, 2019 and August 4, 2018, is as follows:

	Three Months Ended		Six Months Ended
Statements of Earnings Classification ($000)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Cost of goods sold	$13,812	$11,011	$26,934	$22,047
Selling, general and administrative	11,112	12,809	17,679	25,533
Total	$24,924	$23,820	$44,613	$47,580

The tax benefits related to stock-based compensation expense for the three and six month periods ended August 3, 2019 were $5.0 million and $8.7 million, respectively. The tax benefits related to stock-based compensation expense for the three and six month periods ended August 4, 2018 were $5.0 million and $9.9 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and six month periods ended August 3, 2019 and August 4, 2018, shares purchased by the Company for tax withholding totaled 14,627 and 570,624, and 78,151 and 661,379, respectively, and are considered treasury shares which are available for reissuance.

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

As of August 3, 2019, shares related to unvested restricted stock and performance share awards totaled 4.3 million shares. A summary of restricted stock and performance share award activity for the six month period ended August 3, 2019, is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2019	5,130	$62.50
Awarded	1,052	91.26
Released	(1,609)	52.53
Forfeited	(310)	70.17
Unvested at August 3, 2019	4,263	$72.80

The unamortized compensation expense at August 3, 2019, was $165.2 million, which is expected to be recognized over a weighted-average remaining period of 2.3 years. The unamortized compensation expense at August 4, 2018, was $148.3 million, which was expected to be recognized over a weighted-average remaining period of 2.2 years.

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

For the three and six month periods ended August 3, 2019, approximately 10,500 and 5,300 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented. For the three month period ended August 4, 2018, no weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented. For the six month period ended August 4, 2018, approximately 730 weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
August 3, 2019
Shares	359,794	2,280	362,074	361,439	2,568	364,007
Amount	$1.15	$(0.01)	$1.14	$2.31	$(0.02)	$2.29

August 4, 2018
Shares	371,031	2,686	373,717	372,414	2,922	375,336
Amount	$1.05	$(0.01)	$1.04	$2.17	$(0.02)	$2.15

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
The Company leases five warehouses, and has four third-party warehousing arrangements. All of these contain renewal provisions, except for the third-party warehouse in Fort Mill, South Carolina. The following table summarizes the location and expiration date of the Company’s leased warehouses:

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

The following table presents operating lease costs included in the Condensed Consolidated Statement of Earnings for the three and six month periods ended August 3, 2019:

	Three Months Ended	Six Months Ended
($000)	August 3, 2019	August 3, 2019
Operating lease cost [1]	$159,648	$315,214
Variable lease costs [2]	43,872	86,786
Net lease cost [3]	$203,520	$402,000

[1] Net of sublease income which was immaterial.
[2] Includes property and rent taxes, insurance, common area maintenance, and percentage rent.
[3] Excludes short-term lease costs which were immaterial.

The maturity of operating lease liabilities, including the ground lease related to the New York buying office as of August 3, 2019, are as follows:

($000)	Operating Leases [1]
2020	$593,543
2021	600,160
2022	521,350
2023	438,964
2024	338,686
Thereafter	1,631,666
Total lease payments	4,124,369
Less: interest	1,078,298
Present value of lease liabilities	$3,046,071
Less: current operating lease liabilities	549,841
Non-current operating lease liabilities	$2,496,230

[1] Operating lease payments exclude $211.9 million of minimum lease payments for leases signed that have not yet commenced.

At August 3, 2019, the weighted-average remaining lease term and the weighted average discount rate for operating leases is 11.0 years and 3.6%, respectively. The weighted-average remaining lease term and the weighted average discount rate, excluding the long-term ground lease related to the New York buying office, were 6.2 years and 3.3%, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $153.6 million and $301.8 million, respectively, for the three and six month periods ended August 3, 2019 and is included in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) during the three and six month periods ended August 3, 2019 were $127.6 million and $335.4 million, respectively.
In accordance with ASC 840, the aggregate undiscounted future minimum annual lease payments under leases, including the ground lease related to the New York buying office, in effect at February 2, 2019 were as follows:

($000)	Total operating leases
2019	$555,812
2020	580,712
2021	499,678
2022	424,695
2023	339,340
Thereafter	1,575,673
Total minimum lease payments	$3,975,910

Note F: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	August 3, 2019	February 2, 2019	August 4, 2018
6.38% Series A Senior Notes due 2018	$—	$—	$84,989
6.53% Series B Senior Notes due 2021	64,953	64,942	64,933
3.375% Senior Notes due 2024	247,712	247,498	247,284
Total long-term debt	$312,665	$312,440	$397,206
Less: current portion	—	—	84,989
Total due beyond one year	$312,665	$312,440	$312,217

As of August 3, 2019, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of August 3, 2019, the Company also had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million held by various institutional investors. The Series B notes are due in December 2021, and bear interest at 6.53%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of August 3, 2019, the Company was in compliance with these covenants.

On December 13, 2018, the Company repaid at maturity the $85 million principal amount of the Series A 6.38% unsecured Senior Notes.

As of August 3, 2019, February 2, 2019, and August 4, 2018, total unamortized discount and debt issuance costs were $2.3 million, $2.6 million, and $2.8 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, and the Series B Senior Notes are subject to prepayment penalties for early payment of principal.

The aggregate fair value of the two outstanding series of Senior Notes was approximately $332 million and $316 million, as of August 3, 2019 and February 2, 2019, respectively, compared to $403 million for the then three outstanding series of Senior Notes as of August 4, 2018. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three and six month periods ended August 3, 2019 and August 4, 2018:

	Three Months Ended		Six Months Ended
($000)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Interest expense on long-term debt	$3,283	$4,646	$6,566	$9,291
Other interest expense	227	233	540	535
Capitalized interest	(1,118)	(634)	(1,883)	(1,132)
Interest income	(7,174)	(5,638)	(15,640)	(10,590)
Interest income, net	$(4,782)	$(1,393)	$(10,417)	$(1,896)

Revolving credit facility. In July 2019, the Company entered into a new $800 million unsecured revolving credit facility, which replaced the Company’s previous $600 million unsecured revolving credit facility. This new credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin (currently 75 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company's option, for up to two additional one-year periods, subject to customary conditions. As of August 3, 2019, the Company had no borrowings or standby letters of credit outstanding under this facility and the $800 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of August 3, 2019, the Company was in compliance with this covenant.

Note G: Taxes on Earnings

As of August 3, 2019, February 2, 2019, and August 4, 2018, the reserves for unrecognized tax benefits were $88.4 million, $78.8 million, and $130.8 million, inclusive of $14.9 million, $13.0 million, and $25.4 million of related interest and penalties, respectively. In November 2018, the Company resolved uncertain tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $52.4 million, inclusive of $12.6 million of related reserves for interest and penalties. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $70.5 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of August 3, 2019 and August 4, 2018, the related condensed consolidated statements of earnings, comprehensive income, and stockholders' equity, for the three and six month periods ended August 3, 2019 and August 4, 2018, and of cash flows for the six month periods ended August 3, 2019 and August 4, 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
September 11, 2019

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,523 locations in 39 states, the District of Columbia and Guam as of August 3, 2019. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 249 dd’s DISCOUNTS stores in 18 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three and six month periods ended August 3, 2019 and August 4, 2018:

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Sales
Sales (millions)	$3,980	$3,738	$7,777	$7,327
Sales growth	6.5%	8.9%	6.1%	8.7%
Comparable store sales growth	3%	5%	2%	4%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.4%	71.3%	71.3%	70.8%
Selling, general and administrative	14.9%	14.8%	14.8%	14.7%
Interest income, net	(0.1%)	(0.0%)	(0.1%)	(0.0%)

Earnings before taxes (as a percent of sales)	13.8%	13.9%	14.0%	14.5%

Net earnings (as a percent of sales)	10.4%	10.4%	10.7%	11.0%

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

	Three Months Ended		Six Months Ended
Store Count	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Beginning of the period	1,745	1,651	1,717	1,622
Opened in the period	28	30	56	59
Closed in the period	(1)	(1)	(1)	(1)
End of the period	1,772	1,680	1,772	1,680

Sales. Sales for the three month period ended August 3, 2019, increased $242 million, or 6.5%, compared to the three month period ended August 4, 2018, due to the opening of 92 net new stores between August 4, 2018 and August 3, 2019, and a 3% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the six month period ended August 3, 2019, increased $450 million, or 6.1%, compared to the six month period ended August 4, 2018, due to the opening of 92 net new stores between August 4, 2018 and August 3, 2019, and a 2% increase in “comparable” store sales.

Our sales mix for the three and six month periods ended August 3, 2019 and August 4, 2018 is shown below:

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Ladies	27%	28%	27%	28%
Home Accents and Bed and Bath	23%	24%	24%	24%
Shoes	14%	14%	14%	14%
Men's	15%	14%	14%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	12%	13%	13%
Children's	8%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and six month periods ended August 3, 2019, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and six month periods ended August 3, 2019, increased $177 million and $356 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 92 net new stores and a 3% and 2% increase in comparable store sales, respectively.

Cost of goods sold as a percentage of sales for the three month period ended August 3, 2019, increased approximately 10 basis points from the same period in the prior year, primarily due to a 20 basis point increase in freight costs and a 10 basis point increase in occupancy costs. These increases were partially offset by a 10 basis point improvement in merchandise margin and a 10 basis point decrease in distribution costs.

Cost of goods sold as a percentage of sales for the six month period ended August 3, 2019, increased approximately 50 basis points from the same period in the prior year, primarily due to a 25 basis point increase in distribution expenses, a 30 basis point increase in freight costs, a 10 basis point increase in occupancy costs, and a five basis point increase in buying costs. These increases were partially offset by a 20 basis point improvement in merchandise margin.

We cannot be sure that the gross profit margins realized for the three and six month periods ended August 3, 2019, will continue in the future.

Selling, general and administrative expenses. For the three and six month periods ended August 3, 2019, selling, general and administrative expenses ("SG&A") increased $37 million and $71 million compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 92 net new stores between August 4, 2018 and August 3, 2019.

Selling, general and administrative expenses as a percentage of sales for the three and six month periods ended August 3, 2019, increased approximately five basis points from the same periods in the prior year primarily due to higher wages.

Interest income, net. Interest income, net for the three and six month periods ended August 3, 2019, increased compared to the same periods in the prior year primarily due to an increase in interest income due to higher interest rates and lower interest expense on long-term debt due to repayment of Series A 6.38% unsecured Senior Notes in December 2018. Interest income, net for the three and six month periods ended August 3, 2019 and August 4, 2018, consists of the following:

	Three Months Ended		Six Months Ended
($000)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Interest expense on long-term debt	$3,283	$4,646	$6,566	$9,291
Other interest expense	227	233	540	535
Capitalized interest	(1,118)	(634)	(1,883)	(1,132)
Interest income	(7,174)	(5,638)	(15,640)	(10,590)
Interest income, net	$(4,782)	$(1,393)	$(10,417)	$(1,896)

Taxes on earnings. Our effective tax rate for the three month periods ended August 3, 2019 and August 4, 2018, was approximately 25%. Our effective tax rate for the six month periods ended August 3, 2019 and August 4, 2018, was approximately 24%. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and the resolution of tax positions with various tax authorities. We anticipate that our effective tax rate for fiscal 2019 will be between 23% and 24%.

Net earnings. Net earnings as a percentage of sales for the three month period ended August 3, 2019, was unchanged from the same period in the prior year. Net earnings as a percentage of sales for the six month period ended August 3, 2019, was lower compared to the same period in the prior year primarily due to higher cost of goods sold and higher SG&A expenses, partially offset by higher interest income.

Earnings per share. Diluted earnings per share for the three and six month periods ended August 3, 2019 were $1.14 and $2.29, respectively, compared to $1.04 and $2.15, respectively, for the three and six month periods ended August 4, 2018. The 10% and 6% increases in diluted earnings per share for the three and six month periods ended August 3, 2019, were attributable to 6% and 3% increases in net earnings, and 4% and 3% increases from the reduction in weighted average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program for both the three and six month periods.

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

	Six Months Ended
($000)	August 3, 2019	August 4, 2018
Cash provided by operating activities	$1,083,463	$1,014,184
Cash used in investing activities	(249,797)	(178,130)
Cash used in financing activities	(868,344)	(739,795)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(34,678)	$96,259

Operating Activities

Net cash provided by operating activities was $1,083.5 million and $1,014.2 million for the six month periods ended August 3, 2019 and August 4, 2018, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities for the six month period ended August 3, 2019, compared to the same period in the prior year was primarily driven by the timing of merchandise receipts and related payments versus last year and higher net earnings. The timing of merchandise receipts and related payments versus last year resulted in higher accounts payable leverage (defined as accounts payable divided by merchandise inventory) which was 74%, 67%, and 70% as of August 3, 2019, February 2, 2019, and August 4, 2018, respectively.

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

Changes in packaway inventory levels impact our operating cash flow. As of August 3, 2019, packaway inventory was 43% of total inventory compared to 46% at the end of fiscal 2018. As of August 4, 2018, packaway inventory was 44% of total inventory compared to 49% at the end of fiscal 2017.

Investing Activities

Net cash used in investing activities was $249.8 million and $178.1 million for the six month periods ended August 3, 2019 and August 4, 2018, respectively. The increase in cash used for investing activities for the six month period ended August 3, 2019 compared to the six month period ended August 4, 2018 was due to an increase in our capital expenditures.

Our capital expenditures were $250.3 million and $178.6 million for the six month periods ended August 3, 2019 and August 4, 2018, respectively. Our capital expenditures include costs to build, expand, and improve distribution centers; open new stores and improve existing stores; and for various other expenditures related to our information technology systems, buying and corporate offices.

We are forecasting approximately $600 million in capital expenditures for fiscal year 2019 to fund initial investments in our next distribution center, costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to fund capital expenditures with available cash and cash equivalents, and cash flow from operations.

Financing Activities

Net cash used in financing activities was $868.3 million and $739.8 million for the six month periods ended August 3, 2019 and August 4, 2018, respectively. For the six month periods ended August 3, 2019 and August 4, 2018, our liquidity and capital requirements were provided by available cash and cash equivalents, and cash flows from operations. The increase in cash used for financing activities for the six month period ended August 3, 2019, compared to the six month period ended August 4, 2018, was primarily due to an increase in the repurchase of our common stock under our stock repurchase program and higher cash dividends.

We repurchased 6.6 million and 6.5 million shares of common stock for aggregate purchase prices of approximately $640.3 million and $528.6 million during the six month periods ended August 3, 2019 and August 4, 2018, respectively. We also acquired 0.6 million and 0.7 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $52.3 million and $51.1 million during the six month periods ended August 3, 2019 and August 4, 2018, respectively. In March 2019, our Board of Directors approved a new, two-year $2.55 billion stock repurchase program through fiscal 2020.

For the six month periods ended August 3, 2019 and August 4, 2018, we paid cash dividends of $186.6 million and $170.0 million, respectively.

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

In July 2019, we entered into a new $800 million unsecured revolving credit facility, which replaced our previous $600 million unsecured revolving credit facility. This new credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing us to increase the size of our credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on any borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin (currently 75 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for up to two additional one-year periods, subject to customary conditions. As of August 3, 2019, we had no borrowings or standby letters of credit outstanding under this facility and the $800 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of August 3, 2019, we were in compliance with this covenant.

We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, repayment of debt, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of August 3, 2019:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Recorded contractual obligations:
Senior notes	$—	$65,000	$—	$250,000	$315,000
Operating leases	587,660	1,108,619	763,472	680,594	3,140,345
New York buying office ground lease[2]	5,883	12,891	14,178	951,072	984,024
Unrecorded contractual obligations:
Real estate obligations[3]	11,038	40,734	39,774	120,330	211,876
Interest payment obligations	12,682	23,242	16,875	4,219	57,018
Purchase obligations[4]	2,820,404	19,923	6,012	40	2,846,379
Total contractual obligations	$3,437,667	$1,270,409	$840,311	$2,006,255	$7,554,642

1 We have a $87.4 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

² Our New York buying office building is subject to a 99-year ground lease.

3 Minimum lease payments for leases signed that have not yet commenced.

4 Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of August 3, 2019.

Senior notes. As of August 3, 2019, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of August 3, 2019, we also had outstanding Series B unsecured senior notes in the aggregate principal amount of $65 million, held by various institutional investors. The Series B notes are due in December 2021 and bear interest at 6.53%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of August 3, 2019, we were in compliance with these covenants.

The 2024 Notes, and Series B senior notes are subject to prepayment penalties for early payment of principal.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of August 3, 2019, February 2, 2019, and August 4, 2018, we had $5.5 million, $7.3 million, and $7.8 million, respectively, in standby letters of credit outstanding and $55.9 million, $58.3 million and $57.6 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $28.2 million, $13.3 million, and $24.9 million in trade letters of credit outstanding at August 3, 2019, February 2, 2019, and August 4, 2018, respectively.

Dividends. In August 2019, our Board of Directors declared a cash dividend of $0.255 per common share, payable on September 30, 2019.

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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of August 3, 2019.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of August 3, 2019, we had no borrowings outstanding under our revolving credit facility.

As of August 3, 2019, we have outstanding unsecured 6.53% Series B Senior Notes due December 2021 with an aggregate principal amount of $65 million, and unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on both series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month or six month periods ended August 3, 2019. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2019 second fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2019 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
May
(5/05/2019 - 6/01/2019)	816,299	$94.75	815,508	$2,152,597
June
(6/02/2019 - 7/06/2019)	1,340,481	$99.75	1,328,086	$2,020,130
July
(7/07/2019 - 8/03/2019)	1,049,472	$105.33	1,048,031	$1,909,740
Total	3,206,252	$100.30	3,191,625	$1,909,740

1 We acquired 14,627 shares of treasury stock during the quarter ended August 3, 2019. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

10.1	Seventh Amendment to the Employment Agreement effective July 13, 2019 between Michael Balmuth and Ross Stores, Inc.

10.2	Amendment to Independent Contractor Consultancy Agreement effective July 30, 2019 between Norman A. Ferber and Ross Stores, Inc.

10.3	Revolving Credit Agreement dated July 1, 2019 among Ross Stores, Inc. and various lenders.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 11, 2019.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 11, 2019	By:	/s/Travis R. Marquette
Travis R. Marquette
Group Senior Vice President and Chief Financial Officer, and Principal Accounting Officer