Form 10-Q
period 2019-11-02
ROSS STORES, INC.
filed 2019-12-11
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 02, 2019

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 20, 2019 was 358,882,342.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Sales	$3,849,117	$3,549,608	$11,625,628	$10,876,153

Costs and Expenses
Cost of goods sold	2,766,432	2,547,331	8,311,950	7,736,533
Selling, general and administrative	604,605	561,577	1,754,825	1,640,581
Interest income, net	(4,402)	(2,953)	(14,819)	(4,849)
Total costs and expenses	3,366,635	3,105,955	10,051,956	9,372,265

Earnings before taxes	482,482	443,653	1,573,672	1,503,888
Provision for taxes on earnings	111,550	105,545	368,877	358,124
Net earnings	$370,932	$338,108	$1,204,795	$1,145,764

Earnings per share
Basic	$1.04	$0.92	$3.35	$3.09
Diluted	$1.03	$0.91	$3.32	$3.06

Weighted average shares outstanding (000)
Basic	356,879	368,102	359,919	370,977
Diluted	359,299	371,061	362,455	373,936

Stores open at end of period	1,810	1,720	1,810	1,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net earnings	$370,932	$338,108	$1,204,795	$1,145,764

Other comprehensive (loss) income:
Change in unrealized gain (loss) on investments, net of tax	—	(4)	—	(27)
Comprehensive income	$370,932	$338,104	$1,204,795	$1,145,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	November 2, 2019	February 2, 2019	November 3, 2018
Assets
Current Assets
Cash and cash equivalents	$1,142,709	$1,412,912	$1,349,196
Accounts receivable	124,853	96,711	117,825
Merchandise inventory	2,168,796	1,750,442	1,979,080
Prepaid expenses and other	170,304	143,954	177,206
Total current assets	3,606,662	3,404,019	3,623,307

Property and Equipment
Land and buildings	1,173,131	1,126,051	1,117,801
Fixtures and equipment	3,032,151	2,783,198	2,719,545
Leasehold improvements	1,199,591	1,175,921	1,150,142
Construction-in-progress	145,756	171,538	146,323
	5,550,629	5,256,708	5,133,811
Less accumulated depreciation and amortization	2,984,747	2,781,507	2,715,585
Property and equipment, net	2,565,882	2,475,201	2,418,226

Operating lease assets	3,042,298	—	—
Other long-term assets	200,999	194,471	194,234
Total assets	$9,415,841	$6,073,691	$6,235,767

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,480,205	$1,177,104	$1,394,029
Accrued expenses and other	496,623	431,596	455,743
Current operating lease liabilities	559,433	—	—
Accrued payroll and benefits	321,977	363,035	317,525
Income taxes payable	—	37,749	—
Current portion of long-term debt	—	—	84,997
Total current liabilities	2,858,238	2,009,484	2,252,294

Long-term debt	312,778	312,440	312,328
Non-current operating lease liabilities	2,601,372	—	—
Other long-term liabilities	225,934	321,713	371,844
Deferred income taxes	140,740	124,308	112,138

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 359,378,000, 368,242,000 and 371,058,000 shares, respectively	3,594	3,682	3,711
Additional paid-in capital	1,435,713	1,375,965	1,354,669
Treasury stock	(429,583)	(372,663)	(371,959)
Retained earnings	2,267,055	2,298,762	2,200,742
Total stockholders’ equity	3,276,779	3,305,746	3,187,163
Total liabilities and stockholders’ equity	$9,415,841	$6,073,691	$6,235,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity

	Nine Months Ended November 2, 2019
			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at February 2, 2019	368,242	$3,682	$1,375,965	$(372,663)	$—	$2,298,762	$3,305,746
Net earnings	—	—	—	—	—	421,142	421,142
Cumulative effect of adoption of
accounting standard
(leases), net	—	—	—	—	—	(19,614)	(19,614)
Common stock issued under stock
plans, net of shares
used for tax withholding	390	4	5,291	(50,880)	—	—	(45,585)
Stock-based compensation	—	—	19,689	—	—	—	19,689
Common stock repurchased	(3,372)	(33)	(9,387)	—	—	(310,710)	(320,130)
Dividends declared ($0.255 per share)	—	—	—	—	—	(93,722)	(93,722)
Balance at May 4, 2019	365,260	$3,653	$1,391,558	$(423,543)	$—	$2,295,858	$3,267,526
Net earnings	—	—	—	—	—	412,721	412,721
Common stock issued under stock
plans, net of shares
used for tax withholding	98	1	5,610	(1,469)	—	—	4,142
Stock-based compensation	—	—	24,924	—	—	—	24,924
Common stock repurchased	(3,192)	(32)	(9,116)	—	—	(310,981)	(320,129)
Dividends declared ($0.255 per share)	—	—	—	—	—	(92,920)	(92,920)
Balance at August 3, 2019	362,166	$3,622	$1,412,976	$(425,012)	$—	$2,304,678	$3,296,264
Net earnings	—	—	—	—	—	370,932	370,932
Common stock issued under stock
plans, net of shares
used for tax withholding	227	2	5,543	(4,571)	—	—	974
Stock-based compensation	—	—	25,987	—	—	—	25,987
Common stock repurchased	(3,015)	(30)	(8,793)	—	—	(316,827)	(325,650)
Dividends declared ($0.255 per share)	—	—	—	—	—	(91,728)	(91,728)
Balance at November 2, 2019	359,378	$3,594	$1,435,713	$(429,583)	$—	$2,267,055	$3,276,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity

	Nine Months Ended November 3, 2018
			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at February 3, 2018	379,618	$3,796	$1,292,364	$(318,279)	$27	$2,071,400	$3,049,308
Net earnings	—	—	—	—	—	418,252	418,252
Cumulative effect of adoption of
accounting standard
(revenue recognition), net	—	—	—	—	—	19,884	19,884
Unrealized investment loss, net	—	—	—	—	(20)	—	(20)
Common stock issued under stock
plans, net of shares
used for tax withholding	732	8	4,674	(44,798)	—	—	(40,116)
Stock-based compensation	—	—	23,760	—	—	—	23,760
Common stock repurchased	(3,271)	(33)	(8,093)	—	—	(247,244)	(255,370)
Dividends declared ($0.225 per share)	—	—	—	—	—	(85,410)	(85,410)
Balance at May 5, 2018	377,079	$3,771	$1,312,705	$(363,077)	$7	$2,176,882	$3,130,288
Net earnings	—	—	—	—	—	389,404	389,404
Unrealized investment loss, net	—	—	—	—	(3)	—	(3)
Common stock issued under stock
plans, net of shares
used for tax withholding	20	—	5,135	(6,263)	—	—	(1,128)
Stock-based compensation	—	—	23,820	—	—	—	23,820
Common stock repurchased	(3,231)	(32)	(8,331)	—	—	(264,847)	(273,210)
Dividends declared ($0.225 per share)	—	—	—	—	—	(84,561)	(84,561)
Balance at August 4, 2018	373,868	$3,739	$1,333,329	$(369,340)	$4	$2,216,878	$3,184,610
Net earnings	—	—	—	—	—	338,108	338,108
Unrealized investment loss, net	—	—	—	—	(4)	—	(4)
Common stock issued under stock
plans, net of shares
used for tax withholding	85	1	5,097	(2,619)	—	—	2,479
Stock-based compensation	—	—	23,782	—	—	—	23,782
Common stock repurchased	(2,895)	(29)	(7,539)	—	—	(270,352)	(277,920)
Dividends declared ($0.225 per share)	—	—	—	—	—	(83,892)	(83,892)
Balance at November 3, 2018	371,058	$3,711	$1,354,669	$(371,959)	$—	$2,200,742	$3,187,163
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	November 2, 2019	November 3, 2018
Cash Flows From Operating Activities
Net earnings	$1,204,795	$1,145,764
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	255,089	246,151
Stock-based compensation	70,600	71,361
Deferred income taxes	23,070	19,607
Change in assets and liabilities:
Merchandise inventory	(418,354)	(337,345)
Other current assets	(46,161)	(62,081)
Accounts payable	305,648	328,062
Other current liabilities	43,968	35,758
Income taxes	(42,619)	(5,338)
Operating lease assets and liabilities, net	12,911	—
Other long-term, net	1,983	8,133
Net cash provided by operating activities	1,410,930	1,450,072

Cash Flows From Investing Activities
Additions to property and equipment	(401,251)	(293,366)
Proceeds from investments	517	739
Net cash used in investing activities	(400,734)	(292,627)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	16,451	14,915
Treasury stock purchased	(56,920)	(53,680)
Repurchase of common stock	(965,909)	(806,500)
Dividends paid	(278,370)	(253,863)
Net cash used in financing activities	(1,284,748)	(1,099,128)

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(274,552)	58,317

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,478,079	1,353,272
End of period	$1,203,527	$1,411,589

Supplemental Cash Flow Disclosures
Interest paid	$10,560	$13,271
Income taxes paid	$388,426	$343,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 2, 2019 and November 3, 2018
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of November 2, 2019 and November 3, 2018, the results of operations, comprehensive income, and stockholders' equity for the three and nine month periods ended November 2, 2019 and November 3, 2018, and cash flows for the nine month periods ended November 2, 2019 and November 3, 2018. The Condensed Consolidated Balance Sheet as of February 2, 2019, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income, and stockholders' equity for the three and nine month periods ended November 2, 2019 and November 3, 2018 and cash flows for the nine month periods ended November 2, 2019 and November 3, 2018 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Recently adopted accounting standards. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Accounting Standards Codification "ASC" 842), which along with subsequent amendments, supersedes the lease accounting requirements in ASC 840, Leases. The updated guidance requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of use asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and nine month periods ended November 2, 2019 and November 3, 2018:

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Ladies	26%	27%	27%	28%
Home Accents and Bed and Bath	24%	25%	24%	24%
Shoes	14%	13%	14%	14%
Men's	14%	14%	14%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%	13%
Children's	9%	8%	8%	8%
Total	100%	100%	100%	100%

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

The following table provides a reconciliation of cash, cash equivalents, restricted cash and equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	November 2, 2019	February 2, 2019	November 3, 2018
Cash and cash equivalents	$1,142,709	$1,412,912	$1,349,196
Restricted cash and cash equivalents included in:
Prepaid expenses and other	10,947	11,402	8,933
Other long-term assets	49,871	53,765	53,460
Total restricted cash and cash equivalents	60,818	65,167	62,393
Total cash, cash equivalents, and restricted cash and equivalents	$1,203,527	$1,478,079	$1,411,589

In addition to the restricted cash and equivalents in the table above, the Company had restricted investments included in the Condensed Consolidated Balance Sheets as shown below:

($000)	November 2, 2019	February 2, 2019	November 3, 2018
Prepaid expenses and other	$—	$400	$2,801
Total restricted investments	$—	$400	$2,801

Property and equipment. As of November 2, 2019 and November 3, 2018, the Company had $11.1 million and $13.0 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Cash dividends. Dividends included in the Condensed Consolidated Statements of Cash Flows reflect cash dividends paid during the periods shown. Dividends per share reported on the Condensed Consolidated Statements of Earnings reflect cash dividends declared during the periods shown.

The Company’s Board of Directors declared a cash dividend of $0.255 per common share in March, May, and August 2019, and $0.225 per common share in March, May, August, and November 2018, respectively.

In November 2019, the Company’s Board of Directors declared a cash dividend of $0.255 per common share, payable on December 31, 2019.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class action litigation remains pending as of November 2, 2019.

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

Recently issued accounting standards. The Company considers the applicability and impact of all ASUs issued by the FASB. For the three and nine month periods ended November 2, 2019, the ASUs issued by the FASB were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.

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

There were no transfers between Level 1 and Level 2 categories during the three and nine month periods ended November 2, 2019. The fair value of the Company’s financial instruments are as follows:

($000)	November 2, 2019	February 2, 2019	November 3, 2018
Cash and cash equivalents (Level 1)	$1,142,709	$1,412,912	$1,349,196

Restricted cash and cash equivalents (Level 1)	$60,818	$65,167	$62,393

Investments (Level 2)	$8	$125	$475

Restricted investments (Level 2)	$—	$400	$2,801

The underlying assets in the Company’s non-qualified deferred compensation program as of November 2, 2019, February 2, 2019, and November 3, 2018 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	November 2, 2019	February 2, 2019	November 3, 2018
Level 1	$129,461	$114,181	$111,490
Level 2	7,409	10,377	12,218
Total	$136,870	$124,558	$123,708

Note C: Stock-Based Compensation

Stock-based compensation. For the three and nine month periods ended November 2, 2019 and November 3, 2018, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Restricted stock	$15,030	$12,288	$39,388	$36,224
Performance awards	9,979	10,594	28,308	32,504
Employee stock purchase plan	978	900	2,904	2,633
Total	$25,987	$23,782	$70,600	$71,361

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and nine month periods ended November 2, 2019 and November 3, 2018, is as follows:

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification ($000)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Cost of goods sold	$13,823	$11,434	$40,757	$33,481
Selling, general and administrative	12,164	12,348	29,843	37,880
Total	$25,987	$23,782	$70,600	$71,361

The tax benefits related to stock-based compensation expense for the three and nine month periods ended November 2, 2019 were $5.5 million and $14.2 million, respectively. The tax benefits related to stock-based compensation expense for the three and nine month periods ended November 3, 2018 were $5.1 million and $15.0 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and nine month periods ended November 2, 2019 and November 3, 2018, shares purchased by the Company for tax withholding totaled 42,300 and 612,924, and 27,234 and 688,613, respectively, and are considered treasury shares which are available for reissuance.

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
As of November 2, 2019, shares related to unvested restricted stock and performance share awards totaled 4.4 million shares. A summary of restricted stock and performance share award activity for the nine month period ended November 2, 2019, is presented below:

(000, except per share data)	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2019	5,130	$62.50
Awarded	1,288	93.87
Released	(1,712)	52.70
Forfeited	(332)	70.20
Unvested at November 2, 2019	4,374	$74.99

The unamortized compensation expense at November 2, 2019, was $169.6 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years. The unamortized compensation expense at November 3, 2018, was $137.2 million, which was expected to be recognized over a weighted-average remaining period of 2.0 years.

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

For the three and nine month periods ended November 2, 2019, approximately 11,800 and 19,100, respectively, weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented. For the three and nine month periods ended November 3, 2018, approximately 4,800 and 10,000, respectively, weighted average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
November 2, 2019
Shares	356,879	2,420	359,299	359,919	2,536	362,455
Amount	$1.04	$(0.01)	$1.03	$3.35	$(0.03)	$3.32

November 3, 2018
Shares	368,102	2,959	371,061	370,977	2,959	373,936
Amount	$0.92	$(0.01)	$0.91	$3.09	$(0.03)	$3.06

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

The following table presents operating lease costs included in the Condensed Consolidated Statement of Earnings for the three and nine month periods ended November 2, 2019:

	Three Months Ended	Nine Months Ended
($000)	November 2, 2019	November 2, 2019
Operating lease cost [1]	$161,514	$476,728
Variable lease costs [2]	44,381	131,167
Net lease cost [3]	$205,895	$607,895

[1] Net of sublease income which was immaterial.
[2] Includes property and rent taxes, insurance, common area maintenance, and percentage rent.
[3] Excludes short-term lease costs which were immaterial.

The maturity of operating lease liabilities, including the ground lease related to the New York buying office as of November 2, 2019, are as follows:

($000)	Operating Leases [1]
2020	$604,022
2021	616,088
2022	547,653
2023	461,997
2024	355,736
Thereafter	1,653,544
Total lease payments	4,239,040
Less: interest	1,078,235
Present value of lease liabilities	$3,160,805
Less: current operating lease liabilities	559,433
Non-current operating lease liabilities	$2,601,372

[1] Operating lease payments exclude $197.3 million of minimum lease payments for leases signed that have not yet commenced.

At November 2, 2019, the weighted-average remaining lease term and the weighted average discount rate for operating leases is 10.8 years and 3.5%, respectively. The weighted-average remaining lease term and the weighted average discount rate, excluding the long-term ground lease related to the New York buying office, were 6.2 years and 3.2%, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $152.1 million and $453.9 million, respectively, for the three and nine month periods ended November 2, 2019 and is included in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.

Operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) during the three and nine month periods ended November 2, 2019 were $251.4 million and $586.8 million, respectively.
In accordance with ASC 840, the aggregate undiscounted future minimum annual lease payments under leases, including the ground lease related to the New York buying office, in effect at February 2, 2019 were as follows:

($000)	Total operating leases
2019	$555,812
2020	580,712
2021	499,678
2022	424,695
2023	339,340
Thereafter	1,575,673
Total minimum lease payments	$3,975,910

Note F: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	November 2, 2019	February 2, 2019	November 3, 2018
6.38% Series A Senior Notes due 2018	$—	$—	$84,997
6.53% Series B Senior Notes due 2021	64,958	64,942	64,937
3.375% Senior Notes due 2024	247,820	247,498	247,391
Total long-term debt	$312,778	$312,440	$397,325
Less: current portion	—	—	84,997
Total due beyond one year	$312,778	$312,440	$312,328

As of November 2, 2019, the Company also had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million held by various institutional investors. The Series B notes are due in December 2021, and bear interest at 6.53%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of November 2, 2019, the Company was in compliance with these covenants.

As of November 2, 2019, the Company had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

On December 13, 2018, the Company repaid at maturity the $85 million principal amount of the Series A 6.38% unsecured Senior Notes.

As of November 2, 2019, February 2, 2019, and November 3, 2018, total unamortized discount and debt issuance costs were $2.2 million, $2.6 million, and $2.7 million, respectively, and were classified as a reduction of Long-term debt.

The 2024 Notes, and the Series B Senior Notes are subject to prepayment penalties for early payment of principal.

The aggregate fair value of the two outstanding series of Senior Notes was approximately $333 million and $316 million, as of November 2, 2019 and February 2, 2019, respectively, compared to $402 million for the then three outstanding series of Senior Notes as of November 3, 2018. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three and nine month periods ended November 2, 2019 and November 3, 2018:

	Three Months Ended		Nine Months Ended
($000)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Interest expense on long-term debt	$3,284	$4,646	$9,850	$13,937
Other interest expense	216	233	756	768
Capitalized interest	(1,186)	(700)	(3,069)	(1,832)
Interest income	(6,716)	(7,132)	(22,356)	(17,722)
Interest income, net	$(4,402)	$(2,953)	$(14,819)	$(4,849)

Revolving credit facility. In July 2019, the Company entered into a new $800 million unsecured revolving credit facility, which replaced the Company’s previous $600 million unsecured revolving credit facility. This new credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin (currently 75 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company's option, for up to two additional one-year periods, subject to customary conditions. As of November 2, 2019, the Company had no borrowings or standby letters of credit outstanding under this facility and the $800 million credit facility remains in place and available.
The revolving credit facility is subject to a financial leverage ratio covenant. As of November 2, 2019, the Company was in compliance with this covenant.

Note G: Taxes on Earnings

As of November 2, 2019, February 2, 2019, and November 3, 2018, the reserves for unrecognized tax benefits were $83.4 million, $78.8 million, and $130.5 million, inclusive of $13.9 million, $13.0 million, and $25.4 million of related interest and penalties, respectively. In November 2018, the Company resolved uncertain tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $52.4 million, inclusive of $12.6 million of related reserves for interest and penalties. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $66.8 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

Certain state tax returns are under audit by various tax authorities. Subsequent to the three month period ended November 2, 2019, the Company resolved uncertain tax positions with a state tax authority. As a result, the Company expects to recognize a tax benefit of an approximate $10.0 million in the Consolidated Statement of Earnings, and a decrease in unrecognized tax benefits of approximately $16.2 million, inclusive of $6.6 million of interest and penalties, in the three month period ending February 1, 2020.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2016 through 2018. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2014 through 2018. It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, excluding the impact of the aforementioned state tax resolution to be recognized in the quarter ended February 1, 2020, the total amount of unrecognized tax benefits may decrease by up to $4.9 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of November 2, 2019 and November 3, 2018, the related condensed consolidated statements of earnings, comprehensive income, and stockholders' equity, for the three and nine month periods ended November 2, 2019 and November 3, 2018, and of cash flows for the nine month periods ended November 2, 2019 and November 3, 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
December 11, 2019

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,550 locations in 39 states, the District of Columbia and Guam as of November 2, 2019. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 260 dd’s DISCOUNTS stores in 19 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended November 2, 2019 and November 3, 2018:

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Sales
Sales (millions)	$3,849	$3,550	$11,626	$10,876
Sales growth	8.4%	6.6%	6.9%	8.0%
Comparable store sales growth	5%	3%	3%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.9%	71.8%	71.5%	71.1%
Selling, general and administrative	15.7%	15.8%	15.1%	15.1%
Interest income, net	(0.1%)	(0.1%)	(0.1%)	(0.0%)

Earnings before taxes (as a percent of sales)	12.5%	12.5%	13.5%	13.8%

Net earnings (as a percent of sales)	9.6%	9.5%	10.4%	10.5%

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

	Three Months Ended			Nine Months Ended
Store Count	November 2, 2019		November 3, 2018	November 2, 2019		November 3, 2018
Beginning of the period	1,772		1,680	1,717		1,622
Opened in the period	42		40	98		99
Closed in the period	(4)	[1]	—	(5)	[1]	(1)
End of the period	1,810		1,720	1,810		1,720

1 Includes a temporary closure of a store impacted by a weather event.

Sales. Sales for the three month period ended November 2, 2019, increased $299 million, or 8.4%, compared to the three month period ended November 3, 2018, due to the opening of 90 net new stores between November 3, 2018 and November 2, 2019, and a 5% increase in “comparable” store sales (defined as stores that have been open for more than 14 complete months).

Sales for the nine month period ended November 2, 2019, increased $750 million, or 6.9%, compared to the nine month period ended November 3, 2018, due to the opening of 90 net new stores between November 3, 2018 and November 2, 2019, and a 3% increase in “comparable” store sales.

Our sales mix for the three and nine month periods ended November 2, 2019 and November 3, 2018 is shown below:

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Ladies	26%	27%	27%	28%
Home Accents and Bed and Bath	24%	25%	24%	24%
Shoes	14%	13%	14%	14%
Men's	14%	14%	14%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%	13%
Children's	9%	8%	8%	8%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our organization, diversify our merchandise mix, and more fully develop our systems to improve our merchandise offerings. Although our strategies and store expansion program contributed to sales gains for the three and nine month periods ended November 2, 2019, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and nine month periods ended November 2, 2019, increased $219 million and $575 million compared to the same periods in the prior year, mainly due to increased sales from the opening of 90 net new stores and a 5% and 3% increase in comparable store sales, respectively.

Cost of goods sold as a percentage of sales for the three month period ended November 2, 2019, increased approximately 10 basis points from the same period in the prior year, primarily due to a 45 basis point increase in distribution expenses, partially offset by a 20 basis point improvement in merchandise margin, a 10 basis point decrease in occupancy costs, and a five basis point decrease in buying costs.

Cost of goods sold as a percentage of sales for the nine month period ended November 2, 2019, increased approximately 35 basis points from the same period in the prior year, primarily due to a 30 basis point increase in distribution expenses, a

20 basis point increase in freight costs, and a five basis point increase in occupancy costs. These increases were partially offset by a 20 basis point improvement in merchandise margin.

We cannot be sure that the gross profit margins realized for the three and nine month periods ended November 2, 2019, will continue in the future.

Selling, general and administrative expenses. For the three and nine month periods ended November 2, 2019, selling, general and administrative expenses ("SG&A") increased $43 million and $114 million compared to the same periods in the prior year, mainly due to increased store operating costs reflecting the opening of 90 net new stores between November 3, 2018 and November 2, 2019.

Selling, general and administrative expenses as a percentage of sales for the three month period ended November 2, 2019, decreased approximately 10 basis points from the same period in the prior year primarily due to leverage on higher sales. Selling, general and administrative expenses as a percentage of sales for the nine month period ended November 2, 2019, was unchanged from the same period in the prior year.

Interest income, net. Interest income, net for the three and nine month periods ended November 2, 2019, increased compared to the same periods in the prior year. The increase for the three month period ended November 2, 2019 was primarily due to lower interest expense on long-term debt due to the repayment of Series A 6.38% unsecured Senior Notes in December 2018. The increase for the nine month period ended November 2, 2019 was primarily due to an increase in interest income due to higher interest rates, and lower interest expense on long-term debt due to the repayment of Series A 6.38% unsecured Senior Notes in December 2018. Interest income, net for the three and nine month periods ended November 2, 2019 and November 3, 2018, consists of the following:

	Three Months Ended		Nine Months Ended
($000)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Interest expense on long-term debt	$3,284	$4,646	$9,850	$13,937
Other interest expense	216	233	756	768
Capitalized interest	(1,186)	(700)	(3,069)	(1,832)
Interest income	(6,716)	(7,132)	(22,356)	(17,722)
Interest income, net	$(4,402)	$(2,953)	$(14,819)	$(4,849)

Taxes on earnings. Our effective tax rate for the three and nine month periods ended November 2, 2019, was approximately 23%. Our effective tax rate for the three and nine month periods ended November 3, 2018, was approximately 24%. The decreases in the effective tax rate for the three and nine month periods ended November 2, 2019 compared to the same periods in the prior year were primarily due to the resolution of tax positions with various tax authorities. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and the resolution of tax positions with various tax authorities. Subsequent to the three month period ended November 2, 2019, we resolved uncertain tax positions with a state tax authority. As a result, we expect to recognize a tax benefit of approximately $10.0 million in the Consolidated Statement of Earnings, and a decrease in unrecognized tax benefits of approximately $16.2 million, inclusive of $6.6 million of interest and penalties, in the three month period ending February 1, 2020. We anticipate that our effective tax rate for fiscal 2019 will be approximately 23%.

Net earnings. Net earnings as a percentage of sales for the three month period ended November 2, 2019, was higher compared to the same period in the prior year primarily due to lower taxes on earnings. Net earnings as a percentage of sales for the nine month period ended November 2, 2019, was lower compared to the same period in the prior year primarily due to higher cost of goods sold, partially offset by lower taxes on earnings and higher net interest income as a percentage of sales.

Earnings per share. Diluted earnings per share for the three and nine month periods ended November 2, 2019 were $1.03 and $3.32, respectively, compared to $0.91 and $3.06, respectively, for the three and nine month periods ended November 3, 2018. The 13% and 8% increases in diluted earnings per share for the three and nine month periods ended November 2, 2019, were attributable to 10% and 5% increases in net earnings, and 3% increases from the reduction in weighted average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program for both the three and nine month periods.

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

	Nine Months Ended
($000)	November 2, 2019	November 3, 2018
Cash provided by operating activities	$1,410,930	$1,450,072
Cash used in investing activities	(400,734)	(292,627)
Cash used in financing activities	(1,284,748)	(1,099,128)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(274,552)	$58,317

Operating Activities

Net cash provided by operating activities was $1,410.9 million and $1,450.1 million for the nine month periods ended November 2, 2019 and November 3, 2018, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The decrease in cash flow from operating activities for the nine month period ended November 2, 2019, compared to the same period in the prior year was primarily driven by the timing of merchandise receipts and related payments associated with higher inventory versus last year, partially offset by higher net earnings. The timing of merchandise receipts and related payments versus last year resulted in accounts payable leverage (defined as accounts payable divided by merchandise inventory) of 68%, 67%, and 70% as of November 2, 2019, February 2, 2019, and November 3, 2018, respectively.

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

Changes in packaway inventory levels impact our operating cash flow. As of November 2, 2019, packaway inventory was 39% of total inventory compared to 46% at the end of fiscal 2018. As of November 3, 2018, packaway inventory was 41% of total inventory compared to 49% at the end of fiscal 2017.

Investing Activities

Net cash used in investing activities was $400.7 million and $292.6 million for the nine month periods ended November 2, 2019 and November 3, 2018, respectively. The increase in cash used for investing activities for the nine month period ended November 2, 2019 compared to the nine month period ended November 3, 2018 was due to an increase in our capital expenditures.

Our capital expenditures were $401.3 million and $293.4 million for the nine month periods ended November 2, 2019 and November 3, 2018, respectively. Our capital expenditures include costs to build, expand, and improve distribution centers; open new stores and improve existing stores; and for various other expenditures related to our information technology systems, buying and corporate offices.

We are forecasting approximately $580 million in capital expenditures for fiscal year 2019 to fund initial investments in our next distribution center, costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, the upgrade or relocation of existing stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, buying and corporate offices. We expect to fund capital expenditures with available cash and cash equivalents, and cash flow from operations.

Financing Activities

Net cash used in financing activities was $1,284.7 million and $1,099.1 million for the nine month periods ended November 2, 2019 and November 3, 2018, respectively. For the nine month periods ended November 2, 2019 and November 3, 2018, our liquidity and capital requirements were provided by available cash and cash equivalents, and cash flows from operations. The increase in cash used for financing activities for the nine month period ended November 2, 2019, compared to the nine month period ended November 3, 2018, was primarily due to an increase in the repurchase of our common stock under our stock repurchase program and higher cash dividends.

We repurchased 9.6 million and 9.4 million shares of common stock for aggregate purchase prices of approximately $965.9 millions and $806.5 million during the nine month periods ended November 2, 2019 and November 3, 2018, respectively. We also acquired 0.6 million and 0.7 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $56.9 million and $53.7 million during the nine month periods ended November 2, 2019 and November 3, 2018, respectively. In March 2019, our Board of Directors approved a new, two-year $2.55 billion stock repurchase program through fiscal 2020.

For the nine month periods ended November 2, 2019 and November 3, 2018, we paid cash dividends of $278.4 million and $253.9 million, respectively.

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

In July 2019, we entered into a new $800 million unsecured revolving credit facility, which replaced our previous $600 million unsecured revolving credit facility. This new credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing us to increase the size of our credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin (currently 75 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for up to two additional one-year periods, subject to customary conditions. As of November 2, 2019, we had no borrowings or standby letters of credit outstanding under this facility and the $800 million credit facility remains in place and available.

The revolving credit facility is subject to a financial leverage ratio covenant. As of November 2, 2019, we were in compliance with this covenant.

We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, repayment of debt, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of November 2, 2019:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Recorded contractual obligations:
Senior notes	$—	$65,000	$250,000	$—	$315,000
Operating leases	598,139	1,150,682	803,555	704,245	3,256,621
New York buying office ground lease[2]	5,883	13,059	14,178	949,299	982,419
Unrecorded contractual obligations:
Real estate obligations[3]	10,185	36,880	36,969	113,291	197,325
Interest payment obligations	12,682	23,242	16,875	—	52,799
Purchase obligations[4]	2,974,646	59,115	4,503	—	3,038,264
Total contractual obligations	$3,601,535	$1,347,978	$1,126,080	$1,766,835	$7,842,428

1 We have a $82.3 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated, except for the subsequent event item discussed in Note G.

² Our New York buying office building is subject to a 99-year ground lease.

3 Minimum lease payments for leases signed that have not yet commenced.

4 Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of November 2, 2019.

Senior notes. As of November 2, 2019, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of November 2, 2019, we also had outstanding Series B unsecured senior notes in the aggregate principal amount of $65 million, held by various institutional investors. The Series B notes are due in December 2021 and bear interest at 6.53%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of November 2, 2019, we were in compliance with these covenants.

The 2024 Notes, and Series B senior notes are subject to prepayment penalties for early payment of principal.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of November 2, 2019, February 2, 2019, and November 3, 2018, we had $4.6 million, $7.3 million, and $7.3 million, respectively, in standby letters of credit outstanding and $56.2 million, $58.3 million and $57.9 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $23.5 million, $13.3 million, and $25.4 million in trade letters of credit outstanding at November 2, 2019, February 2, 2019, and November 3, 2018, respectively.

Dividends. In November 2019, our Board of Directors declared a cash dividend of $0.255 per common share, payable on December 31, 2019.

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

See Note A - Summary of Significant Accounting Policies (Recently Adopted Accounting Standards) and Note E - Leases in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our adoption of ASC 842.

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

Future economic and industry trends that could potentially impact revenue, profitability, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations and projections. Such risks are not limited to but may include:

•Competitive pressures in the apparel and home-related merchandise retailing industry, which are high.
•Unexpected changes in the level of consumer spending on or preferences for apparel and home-related merchandise, which could adversely affect us.
•Unseasonable weather that may affect shopping patterns and consumer demand for seasonal apparel and other merchandise.
•Impacts from the macro-economic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income.
•Our need to effectively manage our inventories, markdowns, and inventory shortage in order to achieve our planned gross margins.
•Our dependence on the market availability, quantity, and quality of attractive brand name merchandise at desirable discounts, and on the ability of our buyers to purchase merchandise to enable us to offer customers a wide assortment of merchandise at competitive prices.
•Information or data security breaches, including cyber-attacks on our transaction processing and computer information systems, which could result in theft or unauthorized disclosure of customer, credit card, employee, or other private and valuable information that we handle in the ordinary course of our business.
•Disruptions in our supply chain or in our information systems that could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.
•Our need to obtain acceptable new store sites with favorable consumer demographics to achieve our planned growth.
•Our need to expand in existing markets and enter new geographic markets in order to achieve growth.
•Consumer problems or legal issues involving the quality, safety, or authenticity of products we sell, which could harm our reputation, result in lost sales, and/or increase our costs.
•An adverse outcome in various legal, regulatory, or tax matters that could increase our costs.
•Damage to our corporate reputation or brands that could adversely affect our sales and operating results.
•Our need to continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies.
•Our need to effectively advertise and market our business.
•Risks associated with selling and importing merchandise produced in other countries.
•Changes in U.S. tax, tariff, or trade policy regarding apparel and home-related merchandise produced in other countries, which could adversely affect our business.
•Possible volatility in our revenues and earnings.
•A natural or man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center that could harm our business.
•Our need to maintain sufficient liquidity to support our continuing operations, our new store and distribution center growth plans, and our stock repurchase program and quarterly dividends.

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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of November 2, 2019.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of November 2, 2019, we had no borrowings outstanding under our revolving credit facility.

As of November 2, 2019, we have outstanding unsecured 6.53% Series B Senior Notes due December 2021 with an aggregate principal amount of $65 million, and unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on both series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month or nine month periods ended November 2, 2019. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the 2019 third fiscal quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2019 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
August
(8/04/2019 - 8/31/2019)	807,580	$104.25	794,524	$1,826,948
September
(9/01/2019 - 10/05/2019)	1,254,035	$108.17	1,224,791	$1,694,481
October
(10/06/2019 - 11/02/2019)	996,215	$110.81	996,215	$1,584,091
Total	3,057,830	$107.99	3,015,530	$1,584,091

1 We acquired 42,300 shares of treasury stock during the quarter ended November 2, 2019. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

10.1	Employment Agreement effective August 16, 2019 between Michael Hartshorn and Ross Stores, Inc.

10.2	Employment Agreement effective August 16, 2019 between Travis Marquette and Ross Stores,Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 11, 2019.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	December 11, 2019	By:	/s/Travis R. Marquette
Travis R. Marquette
Group Senior Vice President and Chief Financial Officer, and Principal Accounting Officer