Form 10-K
period 2020-02-01
ROSS STORES, INC.
filed 2020-03-31
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 01, 2020
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
Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 3, 2019 was $36,753,366,881, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock, with $.01 par value, outstanding on March 9, 2020 was 355,896,821.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders, which will be filed on or before June 1, 2020, are incorporated herein by reference into Part III.

Ross Stores, Inc.
Form 10-K

PART I

ITEM 1. BUSINESS

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.

Ross is the largest off-price apparel and home fashion chain in the United States, with 1,546 locations in 39 states, the District of Columbia, and Guam, as of February 1, 2020. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross’ target customers are primarily from middle income households.

We also operate 259 dd’s DISCOUNTS stores in 19 states as of February 1, 2020. dd’s DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood and its target customers typically come from households with more moderate incomes than Ross customers.

The merchant, store field, and distribution operations for Ross and dd’s DISCOUNTS are separate. The two chains share certain corporate and support services.

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

Our mission is to offer competitive values to our target customers by focusing on the following key strategic objectives:

•Maintain an appropriate level of recognizable brands, labels, and fashions at strong discounts throughout the store.
•Meet customer needs on a local basis.
•Deliver an in-store shopping experience that reflects the expectations of the off-price customer.
•Manage real estate growth to compete effectively across all our markets.

We refer to our fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018 as fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Fiscal 2017 was a 53-week year. Fiscal 2019 and 2018 were each 52-week years.

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

We have established merchandise assortments that we believe are attractive to our target customers. Although we offer fewer classifications of merchandise than most department stores, we generally offer a large selection within each classification with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. Our merchandise offerings include, but are not limited to, apparel (including footwear and accessories), small furniture, home accents, bed and bath, beauty, toys, luggage, gourmet food, cookware, jewelry and watches.

Purchasing. We have a combined network of about 7,500 merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced difficulty in obtaining sufficient merchandise inventory.

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

Unlike most department and specialty stores, we typically do not require that manufacturers provide promotional allowances, co-op advertising allowances, return privileges, split shipments, drop shipments to stores, or delayed deliveries of merchandise. For most orders, only one delivery is made to one of our distribution centers. These flexible requirements further enable our buyers to obtain significant discounts on purchases.

The majority of the apparel and apparel-related merchandise that we offer in all of our stores is acquired through opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as "close-out" purchases. Close-outs can be shipped to stores in-season, allowing us to get in-season goods into our stores at great values, or can be stored as packaway merchandise.

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

In fiscal 2019, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 46% of total inventories as of February 1, 2020 and February 2, 2019. We believe the strong discounts we offer on packaway merchandise are one of the key drivers of our business results.

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

At the end of fiscal 2019, we had approximately 900 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average seven years of experience, including merchandising positions with other retailers such as Bloomingdale’s, Burlington Stores, Kohl’s, Lord & Taylor, Macy’s, Saks, and Target. We expect to continue to make additional targeted investments in our merchant organization to further develop our relationships with our manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

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

Stores

As of February 1, 2020, we operated a total of 1,805 stores comprised of 1,546 Ross stores and 259 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, we cluster Ross stores to benefit from economies of scale in advertising, distribution, and field management. We do the same for dd’s DISCOUNTS stores.

We believe a key element of our success at both Ross and dd’s DISCOUNTS is our organized, attractive, easy-to-shop, in-store environments which allow customers to shop at their own pace. While our stores promote a self-service, treasure-hunt shopping experience, the layouts are designed to enhance customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Our store’s sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and prices through prominent category and sizing markers. Our stores have shopping carts and/or baskets available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing.

We accept a variety of payment methods. We provide refunds or store credit on all merchandise (not used, worn, or altered) returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or refunded with store credit.

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

Distribution

We operate distribution processing facilities where we receive and ship all of our merchandise to our stores. These distribution centers are large, highly automated, and built to suit our specific off-price business model. An additional distribution center in Brookshire, Texas is currently under construction and expected to open in 2021. We also operate warehouse facilities for packaway storage.

We utilize a combination of our own, and third-party, cross dock facilities to distribute merchandise to stores on a regional basis. Shipments are made by contract carriers to the stores three to six times per week depending on location.

We believe that our distribution centers and warehouses with their current expansion capabilities will provide adequate processing and storage capacity to support our current store growth. Information on the size and locations of our distribution centers and warehouse facilities is found under “Properties” in Item 2.

Advertising

Advertising for Ross Dress for Less relies primarily on television to communicate the Ross value proposition—savings off the same brands carried at leading department or specialty stores every day. This strategy reflects our belief that television is the most efficient and cost effective medium for communicating our brand position. While television is our primary advertising medium, we continue to grow additional channels, including social and digital media, to communicate our brand position. Advertising for dd’s DISCOUNTS is primarily focused on radio and new store grand openings.

Trademarks

The trademarks for ROSS®, Ross Dress For Less®, and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Employees

As of February 1, 2020, we had approximately 92,500 total employees, which includes both full- and part-time employees. Additionally, we hire temporary employees especially during the peak seasons. Our employees are non-union. Management considers the relationship between the Company and our employees to be good.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2019, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events, including the rapidly developing challenges with and our plans and responses to the COVID-19 pandemic and related economic disruptions, our financial performance, operations, competitive position, and our projected growth, that are all subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and from our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

The current, major health pandemic from the novel coronavirus (COVID-19) is severely and adversely affecting our sales and our operations, and will have serious adverse effects on our business and our financial condition.
The United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus (COVID-19), and related, severe disruptions to retail operations and supply chains and to general economic activities, as the affected regions take increasingly dramatic action in an effort to slow down the spread of the disease. As the COVID-19 pandemic continues, many of our customers are impacted by recommendations and/or mandates from federal, state, and local authorities to stay home ("shelter in place" or "safer at home") and to avoid non-essential social contact and gatherings of people, and to self-quarantine. In recent weeks starting in March 2020, we have experienced a broad-based deceleration in sales trends from consumer response to the COVID-19 pandemic throughout the country. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow down the spread of the disease. As part of a growing number of retailers across the country, we have temporarily closed all store locations effective March 20, 2020 through April 3, 2020. We have closed our buying and corporate offices, and our distribution centers, for the same period, and we have instituted “work from home” measures for many of our associates. We are monitoring the situation and will reopen stores as conditions permit; however, extended or further closures may be required nationally, regionally, or in specific locations. The situation is unprecedented and rapidly changing, and has unknown duration and severity. This significant reduction in customer visits to our stores will result in a loss of sales and profits and have material adverse effects to our financial condition. In addition, the COVID-19 pandemic will potentially adversely affect our ability to adequately staff our stores and our distribution, merchant, and other support operations. Further, the COVID-19 pandemic is currently severely impacting China and other countries, which may also adversely affect our ability to access and ship products from the impacted countries. A prolonged, widespread pandemic will adversely impact global economies and financial markets, which will result in an economic downturn that will reduce demand for our products. The extent of the impact from the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and spread of the outbreak within the U.S., the response by all levels of government in their efforts to contain the outbreak and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Such impacts are expected to adversely affect our profitability, cash flows, financial results, and our capital resources.

Competitive pressures in the apparel and home-related merchandise retailing industry are high.
The retail industry is highly competitive and the marketplace is highly fragmented, as many different retailers compete for market share by utilizing a variety of store and on-line formats and merchandising strategies. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. We compete for customers, associates, store locations, and merchandise with many other local, regional, and national retailers, traditional department stores, upscale mass merchandisers, other off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce. Our retail competitors constantly adjust their pricing, business strategies and promotional activity (particularly during holiday periods) in response to changing market conditions or their own financial condition. The substantial sales growth in e-commerce within the last decade has also encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create successful on-line shopping alternatives. Intense pressures from our competitors, our inability to adapt effectively and quickly to a changing competitive landscape, or a failure to effectively execute our off-price model, could reduce demand for our merchandise, decrease our inventory turnover, cause us to take greater markdowns, and negatively affect our sales and margins.

Unexpected changes in the level of consumer spending on or preferences for apparel and home-related merchandise could adversely affect us.
Our success depends on our ability to effectively buy and resell merchandise that meets customer demand. We work on an ongoing basis to identify customer trends and preferences, and to obtain merchandise inventory to meet anticipated customer needs. It is very challenging to successfully do this well and consistently across our diverse merchandise categories and in the multiple markets in which we operate throughout the United States and its territories. Although our off-price business model provides us certain advantages and may allow us greater flexibility than traditional retailers have in adjusting our merchandise mix to ever-changing consumer tastes, our merchandising decisions may still fail to correctly anticipate and match consumer trends and preferences, particularly in our newer geographic markets. Failure to correctly anticipate and match the trends, preferences, and demands of our customers could adversely affect our business, financial condition, and operating results.

Adverse and/or unseasonable weather may affect shopping patterns and consumer demand for seasonal apparel and other merchandise, and may result in temporary store closures and disruptions in deliveries of merchandise to our stores.
Unseasonable weather and prolonged, extreme temperatures, as well as events such as storms, affect consumers’ buying patterns and willingness to shop, and may adversely affect the demand for merchandise in our stores, particularly in apparel and seasonal merchandise. Among other things, weather conditions may also affect our ability to deliver our products to our stores or require us to close certain stores temporarily, thereby reducing store traffic. Even if stores are not closed, many customers may be unable to go, or may decide to avoid going to stores in bad weather. As a result, adverse or unseasonable weather in any of our markets could lead to disappointing sales and cause us to increase our markdowns, which may negatively affect our sales and margins.

We are subject to impacts from the macro-economic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income.
Consumer spending habits for the merchandise we sell are affected by many factors, including the reaction and repercussions from the COVID-19 pandemic, prevailing economic conditions, recession and fears of recession, levels of unemployment, salaries and wage rates, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, inflation, consumer confidence in future economic conditions, consumer perceptions of personal well-being and security, availability of consumer credit, consumer debt levels, and consumers’ disposable income. The COVID-19 pandemic, or other potential, adverse developments in any of these areas could reduce demand for our merchandise, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States and its territories, so we are especially susceptible to changes in the U.S. economy.

In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage.
We purchase the majority of our inventory based on our sales plans. If our actual demand is lower than our sales plans, we may experience excess inventory levels and need to take markdowns on excess or slow-moving inventory, resulting in decreased profit margins. We also may have insufficient inventory to meet customer demand, leading to lost sales opportunities. As a regular part of our business, we purchase “packaway” inventory with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores varies by merchandise category and by season, but it typically remains in storage less than six months. Packaway inventory is frequently a significant portion of our overall inventory. If we make packaway purchases that do not align with consumer preferences at the later time of release to our stores, we could have significant inventory markdowns. Changes in packaway inventory levels could impact our operating cash flow. Although we have various systems to help protect against loss or theft of our inventory, both when in storage and once distributed to our stores, we may have damaged, lost, or stolen inventory (called “shortage”) in higher amounts than we forecast, which would result in write-offs, lost sales, and reduced margins.

We depend on the market availability, quantity, and quality of attractive brand name merchandise at desirable discounts, and on the ability of our buyers to purchase merchandise to enable us to offer customers a wide assortment of merchandise at competitive prices.
Opportunistic buying, lean inventory levels, and frequent inventory turns are critical elements of our off-price business strategy. Maintaining an overall pricing differential to department and specialty stores is also key to our ability to attract customers and sustain our sales and gross margins. Our opportunistic buying places considerable discretion with our merchants, who are in the marketplace continually and who are generally purchasing merchandise for the current or upcoming season. Our ability to meet or exceed our operating performance targets depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers and that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced. To the extent that certain of our vendors decide not to sell to us or go out of business, the amount of high quality merchandise available to us could also be materially reduced. Because a significant portion of the apparel and other goods we sell is originally manufactured in other countries, changes in U.S. tariffs, trade relationships, or tax policies, and natural disasters, or public health issues such as the current COVID-19 pandemic (or other, future pandemics), that reduce the supply or increase the relative cost of imported goods, could also result in disruptions to our existing supply relationships. Shortages or disruptions in the availability to us of high quality, value-priced merchandise would likely have a material adverse effect on our sales and margins.

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

A disruption within our logistics or supply chain network could adversely affect our ability to timely and efficiently transport merchandise to our stores or our distribution centers, which could impair our ability to meet customer demand for products and result in lost sales or increased supply chain costs. Such disruptions may result from: public health issues such as the current COVID-19 pandemic (or other, future pandemics), damage or destruction to our distribution centers, weather-related events, natural disasters, trade restrictions, tariffs, third-party strikes or ineffective cross dock operations, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, or other factors beyond our control. Any such disruptions could negatively impact our financial performance or financial condition.

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
As an ordinary part of our business, we are involved in various legal proceedings, regulatory reviews, tax audits, or other legal matters. These may include lawsuits, inquiries, demands, or other claims or proceedings by governmental entities and private plaintiffs, including those relating to employment and employee benefits (including classification, employment rights, discrimination, harassment, wage and hour, and retaliation), securities, real estate, tort, commercial, consumer protection, privacy, product compliance and safety, advertising, comparative pricing, intellectual property, tax, escheat, and whistle-blower claims. We continue to be involved in a number of employment-related lawsuits, including class/representative actions which are primarily in California.

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

Significant judgment is required in evaluating and estimating our tax provisions and reserves for legal claims. Actual results may differ and our costs may exceed the reserves we establish in estimating the probable outcomes. In addition, applicable accounting principles and interpretations may change from time to time, and those changes could have material effects on our reported operating results and financial condition.

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

Our inability to continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies along with labor shortages, increased turnover, or increased labor costs could adversely affect our operating results.
Like other retailers, we face challenges in recruiting and retaining sufficient talent in our buying organization, management, stores, distribution centers, and other key areas. Many of our retail store associates are in entry level or part-time positions with historically high rates of turnover. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing minimum wage or healthcare benefits.

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

To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, war, acts of terrorism, natural disasters, or public health issues such as the current COVID-19 pandemic (or other, future pandemics) could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by financial or political instability in any of the countries in which the goods we purchase are manufactured. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. We cannot predict whether any of the countries from which our products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions.

We require our vendors (for both import and domestic purchasing) to contractually confirm that they adhere to various conduct, compliance, and other requirements, including those relating to environmental, employment and labor (including wages and working conditions), health, safety, and anti-bribery standards. From time to time, our vendors, their contractors, or their subcontractors may be alleged to not be in compliance with these standards or with applicable local laws. Although we have implemented policies and procedures to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise, and to monitor our suppliers, this does not guarantee that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies. Significant or continuing noncompliance with such standards and laws by one or more vendors could have a negative impact on our reputation, could subject us to claims and liability, and could have an adverse effect on our results of operations.

Changes in U.S. tax or trade policy regarding apparel and home-related merchandise produced in other countries could adversely affect our business.
A predominant portion of the apparel and other goods we sell is originally manufactured in other countries. The U.S. government has at times indicated a willingness to significantly change existing trade policies, including those with China. This exposes us to risks of disruption and cost increases in our established patterns for sourcing our merchandise, and creates increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes in U.S. tariffs, quotas, trade relationships, or tax provisions that reduce the supply or increase the relative cost of goods produced in other countries could increase our cost of goods and/or increase our effective tax rate. Although such changes would have implications across the entire industry, we may fail to effectively adapt and to manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of uncertainty as to potential changes, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues and expenses, increase our effective tax rates, and reduce our profitability.

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

A pandemic, natural or man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center could harm our business.
Our corporate headquarters, Los Angeles buying office, nine distribution centers/warehouses, and approximately 23% of our stores are located in California. Natural or other disasters, such as the current COVID-19 pandemic (or other, future pandemics), earthquakes and hurricanes, tornadoes, floods, or other extreme weather and climate conditions, or fires, explosions, and acts of war or terrorism, or public health issues, in any of our markets could disrupt our operations or our supply chain, or could shut down, damage, or destroy our stores or distribution facilities. At the time of this filing, more than 40 million residents in California are under governmental orders to stay at home (“shelter in place” or “safer at home”) and to avoid non-essential social contact and gatherings of people. The duration of this situation is unknown, and it is severely and adversely affecting our sales and our financial results.

To support our continuing operations, our new store and distribution center growth plans, our quarterly dividends, and any resumption of our stock repurchase program, we must maintain sufficient liquidity; the COVID-19 pandemic and related economic disruption are adding significant uncertainty and challenges.
We depend upon our operations to generate strong cash flows to support our general operating activities, and to supply capital to finance our operations, make capital expenditures and acquisitions, manage our debt levels, and return value to our stockholders through dividends and stock repurchases. In recent weeks starting in March 2020, we have experienced a broad-based deceleration in sales trends from consumer response to the COVID-19 pandemic throughout the country. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow down the spread of the disease. As part of a growing number of retailers across the country, we have temporarily closed all store locations effective March 20, 2020 through April 3, 2020. We have closed our buying and corporate offices, and our distribution centers, for the same period, and we have instituted “work from home” measures for many of our associates. We are monitoring the situation and will reopen stores as conditions permit; however, extended or further closures may be required nationally, regionally, or in specific locations. The situation is unprecedented and rapidly changing, and has unknown duration and severity. If we are unable to generate sufficient cash flows from operations to support our activities, our growth plans and our financial performance would be adversely affected. We have already temporarily suspended our stock repurchase program. If necessary to support our operations, we could be forced to discontinue payment of our quarterly cash dividends. The failure to repurchase stock, and any failure to pay dividends may negatively impact our reputation and investor confidence in us, and may negatively affect our stock price.

We have borrowed on occasion to finance some of our activities. In March 2020, we borrowed $800 million from our revolving credit facility to add to our cash balances in order to provide enhanced financial flexibility due to uncertain market conditions arising from the impact of the COVID-19 pandemic. If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. In addition, if we do not properly allocate our capital to maximize returns, our operations, cash flows, and returns to stockholders could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At February 1, 2020, we operated a total of 1,805 stores, of which 1,546 were Ross stores in 39 states, the District of Columbia, and Guam, and 259 were dd’s DISCOUNTS stores in 19 states. All stores are leased, with the exception of two locations which we own.

During fiscal 2019, we opened 74 new Ross stores and closed eight existing stores. The average approximate Ross store size is 28,000 square feet.

During fiscal 2019, we opened 24 new dd’s DISCOUNTS stores, closed one existing store, and temporarily closed one store impacted by a weather event. The average approximate dd’s DISCOUNTS store size is 23,000 square feet.

During fiscal 2019, no one store accounted for more than 1% of our sales.

We carry fire, flood, wind, and earthquake insurance to help mitigate the risk of financial loss that may result from such events.

Our real estate strategy in 2020 is to primarily open stores in states where we currently operate, to increase our market penetration and leverage overhead and advertising expenses as a percentage of sales in each market. We also expect to continue our store expansion in newer markets in 2020. Important considerations in evaluating a new store location in both newer and more established markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state/territory as of February 1, 2020 and February 2, 2019.

State/Territory	February 1, 2020	February 2, 2019
Alabama	24	24
Arizona	82	80
Arkansas	9	8
California	417	400
Colorado	38	37
Delaware	3	3
District of Columbia	2	2
Florida	221	205
Georgia	64	61
Guam	2	2
Hawaii	22	22
Idaho	12	12
Illinois	83	79
Indiana	20	15
Iowa	6	6
Kansas	12	12
Kentucky	15	11
Louisiana	19	18
Maryland	26	25
Mississippi	9	9
Missouri	27	26
Montana	6	6
Nebraska	5	1
Nevada	39	39
New Jersey	14	14
New Mexico	18	15
North Carolina	48	47
North Dakota	3	2
Ohio	5	—
Oklahoma	27	26
Oregon	31	31
Pennsylvania	50	48
South Carolina	27	27
South Dakota	2	2
Tennessee	36	34
Texas	255	244
Utah	22	21
Virginia	40	39
Washington	42	43
Wisconsin	19	18
Wyoming	3	3
Total	1,805	1,717

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At February 1, 2020, the majority of our stores had unexpired original lease terms ranging from three to ten years, with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is approximately six years, or approximately 20 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.

See additional discussion under “Stores” in Item 1.

The following table summarizes the location and approximate sizes of our distribution centers, warehouses, and office locations as of February 1, 2020. Square footage information for the distribution centers and warehouses represents total ground floor area of the facility. Square footage information for office space represents total space owned and leased. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own/Lease
Distribution centers/Warehouses
Moreno Valley, California	1,300,000	Own
Moreno Valley, California[1]	740,000	Lease
Moreno Valley, California[1]	1,110,000	Lease
Perris, California	1,300,000	Own
Perris, California	699,000	Own
Riverside, California	449,000	Own
Shafter, California	1,700,000	Own
Shafter, California	1,003,000	Lease
Shafter, California[1]	350,000	Lease
Carlisle, Pennsylvania	465,000	Own
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	1,200,000	Own
Fort Mill, South Carolina	428,000	Own
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina	255,000	Lease
Fort Mill, South Carolina[1]	160,000	Lease
Rock Hill, South Carolina	1,200,000	Own
Rock Hill, South Carolina	431,000	Lease
Brookshire, Texas[2]	1,850,000	Own

Office space
Dublin, California	414,000	Own
Los Angeles, California	103,000	Lease
Boston, Massachusetts	5,000	Lease
New York City, New York	572,000	Own

[1] Operated by a third party.
2 We are currently in the process of completing the construction of this distribution center with an estimated occupancy of 2021.

See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS

Like many retailers, we have been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class/representative action litigation remains pending as of February 1, 2020.

We are also party to various other legal and regulatory proceedings arising in the normal course of business. Actions filed against us may include commercial, product and product safety, consumer, intellectual property, environmental, and labor and employment-related claims, including lawsuits in which private plaintiffs or governmental agencies allege that we violated federal, state, and/or local laws. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

We believe that the resolution of our pending class/representative action litigation and other currently pending legal and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers, indicating each person’s principal occupation or employment during at least the past five years. The term of office is at the discretion of our Board of Directors.

Name	Age	Position
Michael Balmuth	69	Chairman of the Board and Senior Advisor
Barbara Rentler	62	Chief Executive Officer
Michael J. Hartshorn	52	Group President and Chief Operating Officer
Michael Kobayashi	55	President, Operations and Technology
Brian Morrow	60	President and Chief Merchandising Officer, dd’s DISCOUNTS
Travis Marquette	48	Group Senior Vice President and Chief Financial Officer

Mr. Balmuth has served as Chairman of the Board and Senior Advisor since November 2019. From 2014 to November 2019, Mr. Balmuth was Executive Chairman of the Board of Directors and from 1996 to 2014, he was Vice Chairman of the Board of Directors and Chief Executive Officer. He also served as President from 2005 to 2009. Previously, Mr. Balmuth was Executive Vice President, Merchandising from 1993 to 1996 and Senior Vice President and General Merchandise Manager from 1989 to 1993. Before joining Ross, he was Senior Vice President and General Merchandising Manager at Bon Marché in Seattle from 1988 to 1989 and Executive Vice President and General Merchandising Manager for Karen Austin Petites from 1986 to 1988.

Ms. Rentler has served as Chief Executive Officer and a member of the Board of Directors since 2014. From 2009 to 2014, she was President and Chief Merchandising Officer, Ross Dress for Less and Executive Vice President, Merchandising, from 2006 to 2009. She also served at dd’s DISCOUNTS as Executive Vice President and Chief Merchandising Officer from 2005 to 2006, and Senior Vice President and Chief Merchandising Officer from 2004 to 2005. Prior to that, she held various merchandising positions since joining the Company in 1986.

Mr. Hartshorn has served as Group President and Chief Operating Officer since August 2019. Previously, he was Group Executive Vice President, Finance and Legal, Chief Financial Officer in 2019; Executive Vice President, Chief Financial Officer from 2018 to 2019; Group Senior Vice President, Chief Financial Officer from 2015 to 2018; Senior Vice President and Chief Financial Officer from 2014 to 2015; and Senior Vice President and Deputy Chief Financial Officer from 2012 to 2014. He was also Group Vice President, Finance and Treasurer from 2011 to 2012, and Vice President, Finance and Treasurer from 2006 to 2011. From 2002 to 2006, he held a number of management roles in the Ross IT and supply chain organizations. He initially joined the Company in 2000 as Director and Assistant Controller. For seven years prior to joining Ross, Mr. Hartshorn held various financial roles at The May Department Stores Company.

Mr. Kobayashi has served as President, Operations and Technology since August 2019. Prior to that, he served as Group Executive Vice President, Supply Chain, Merchant Operations, and Technology since 2014. Previously, he was Executive Vice President, Supply Chain, Allocation, and Chief Information Officer from 2010 to 2014; Group Senior Vice President, Supply Chain and Chief Information Officer from 2008 to 2010; and Senior Vice President and Chief Information Officer from 2004 to 2008. Before joining Ross in 2004, Mr. Kobayashi was a Partner with Accenture in their Retail and Consumer Goods practice where he spent 18 years in a variety of management consulting roles.

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

Mr. Marquette has served as Group Senior Vice President and Chief Financial Officer since August 2019. Prior to that, he was Group Senior Vice President and Deputy Chief Financial Officer from 2018 to 2019, and Senior Vice President, Finance from 2017 to 2018. He was also Senior Vice President, Store Operations from 2015 to 2017, Group Vice President, Store Operations from 2013 to 2015, and Vice President, Store Operations Finance from 2009 to 2013. Prior to joining Ross in 2008 as Director, Strategic Planning, Mr. Marquette held various consulting and management roles over a 12-year period with Bain & Company, Carter’s Inc., and PricewaterhouseCoopers.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General information. See the information set forth under the caption "Quarterly Financial Data (Unaudited)" under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 977 stockholders of record as of March 9, 2020 and the closing stock price on that date was $94.81 per share.

Cash dividends. On March 3, 2020, our Board of Directors declared a quarterly cash dividend of $0.285 per common share, payable on March 31, 2020. Our Board of Directors declared cash dividends of $0.255 per common share in March, May, August, and November 2019, cash dividends of $0.225 per common share in March, May, August, and November 2018, and cash dividends of $0.160 per common share in February, May, August, and November 2017.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2019 is as follows:

Period	Total number of shares (or units) purchased¹	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(11/03/2019 - 11/30/2019)	684,197	$112.94	684,197	$1,506,818
December
(12/01/2019 - 01/04/2020)	1,103,752	$115.01	1,103,752	$1,379,870
January
(01/05/2020 - 02/01/2020)	926,215	$117.27	892,826	$1,275,000
Total	2,714,164	$115.26	2,680,775	$1,275,000

¹ We acquired 33,389 shares of treasury stock during the quarter ended February 1, 2020. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. Due to the current economic uncertainty stemming from the COVID-19 pandemic, we have temporarily suspended our stock repurchase program as of March 2020, and plan to continue to monitor the situation based on business conditions and regard for our financial liquidity needs.

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

The graph below compares total stockholder returns over the last five years for our common stock to the Standard & Poor’s 500 Index (“S&P Index”) and the Dow Jones Apparel Retailers Index.

We use the Dow Jones Apparel Retailers Index in our performance graph because we believe the retail companies comprising that index are aligned with the segment of the retail industry in which we operate, and it provides a relevant comparison against which to measure our stock performance.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal year-end, and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and vary slightly from our actual fiscal year-end date for each period. Data with respect to returns for the S&P Index and the Dow Jones Apparel Retailers Index is not readily available for periods shorter than one month. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and Dow Jones Apparel Retailers

$350
$300
$250
$200
$150
$100
$50
Index Value
1/15
1/16
1/17
1/18
1/19
1/20
Period Ending
Ross Stores, Inc.
S&P 500 Index
Dow Jones Apparel Retailers

		Indexed Returns for Years Ended
	Base Period
Company/Index	2015	2016	2017	2018	2019	2020
Ross Stores, Inc.	100	124	145	177	208	257
S&P 500 Index	100	99	119	151	147	179
Dow Jones Apparel Retailers	100	99	97	111	120	134

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

($000, except per share data)	2019		2018		2017	¹	2016	2015

Operations
Sales	$16,039,073		$14,983,541		$14,134,732		$12,866,757	$11,939,999
Cost of goods sold	11,536,187		10,726,277		10,042,638		9,173,705	8,576,873
Percent of sales	71.9%		71.6%		71.0%		71.3%	71.8%
Selling, general and administrative	2,356,704		2,216,550		2,043,698		1,890,408	1,738,755
Percent of sales	14.7%		14.8%		14.5%		14.7%	14.6%
Interest (income) expense, net	(18,106)		(10,162)		7,676		16,488	12,612
Earnings before taxes	2,164,288		2,050,876		2,040,720		1,786,156	1,611,759
Percent of sales	13.5%		13.7%		14.4%		13.9%	13.5%
Provision for taxes on earnings	503,360		463,419		677,967		668,502	591,098
Net earnings	$1,660,928		$1,587,457		$1,362,753		$1,117,654	$1,020,661
Percent of sales	10.4%		10.6%		9.6%		8.7%	8.5%
Basic earnings per share²	$4.63	[5]	$4.30	[4]	$3.58	[3]	$2.85	$2.53
Diluted earnings per share²	$4.60	[5]	$4.26	[4]	$3.55	[3]	$2.83	$2.51

Cash dividends declared
per common share²	$1.02		$0.90		$0.64		$0.54	$0.47

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
[5] Includes a per share benefit of approximately $0.02 primarily related to the favorable resolution of a tax matter.

Selected Financial Data

($000, except per share data)	2019		2018	2017	¹	2016	2015

Financial Position
Cash and cash equivalents	$1,351,205		$1,412,912	$1,290,294		$1,111,599	$761,602
Merchandise inventory	1,832,339		1,750,442	1,641,735		1,512,886	1,419,104
Property and equipment, net	2,653,436		2,475,201	2,382,464		2,328,048	2,342,906
Total assets	9,348,367	[2]	6,073,691	5,722,051		5,309,351	4,869,119
Return on average assets	22%	[2]	27%	25%		22%	21%
Working capital	730,894	[2]	1,394,535	1,224,755		1,060,543	769,348
Current ratio	1.3:1	[2]	1.7:1	1.6:1		1.6:1	1.5:1
Long-term debt	312,891		312,440	396,967		396,493	396,025
Long-term debt as a percent
of total capitalization	9%		9%	12%		13%	14%
Stockholders’ equity	3,359,249		3,305,746	3,049,308		2,748,017	2,471,991
Return on average
stockholders’ equity	50%		50%	47%		43%	43%
Book value per common share
outstanding at year-end[3]	$9.42		$8.98	$8.03		$7.01	$6.14

Operating Statistics
Number of stores opened	98		99	96		93	90
Number of stores closed	10	[4]	4	7		6	6
Number of stores at year-end	1,805		1,717	1,622		1,533	1,446
Comparable store sales increase[5]
(52-week basis)	3%		4%	4%		4%	4%
Sales per average square foot of
selling space (52-week basis)	$432		$422	$409		$395	$383
Square feet of selling space
at year-end (000)	37,900		36,300	34,700		33,300	31,900
Number of employees at year-end	92,500		88,100	82,700		78,600	77,800
Number of common stockholders
of record at year-end	976		902	880		848	842

¹ Fiscal 2017 was a 53-week year; all other fiscal years presented were 52 weeks.
[2] Fiscal 2019 reflects the impact of adoption of ASU 2016-02, Leases (Accounting Standards Codification "ASC" 842) on a modified retrospective basis; all other fiscal years presented were not restated.

[3] All per share amounts have been adjusted for the two-for-one stock split effective June 11, 2015.
[4] Includes the temporary closure of a store impacted by a weather event.
[5] Comparable stores are stores open for more than 14 complete months.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,546 locations in 39 states, the District of Columbia, and Guam, as of February 1, 2020. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 259 dd’s DISCOUNTS stores in 19 states as of February 1, 2020 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our primary objective is to pursue and refine our existing off-price strategies to maintain and improve both profitability and financial returns over the long term. In establishing appropriate growth targets for our business, we closely monitor market share trends for the off-price industry and believe our share gains over the past few years were driven mainly by continued focus on value by consumers. Our sales and earnings gains in 2019 continued to benefit from efficient execution of our off-price model throughout all areas of our business. Our merchandise and operational strategies are designed to take advantage of the expanding market share of the off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling discounts every day.

We refer to our fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018 as fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Fiscal 2017 was a 53-week year. Fiscal 2019 and 2018 were each 52-week years.

Current Material Development – the COVID-19 Pandemic is Disrupting Our Business

The United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow down the spread of the disease. As part of a growing number of retailers across the country, we have temporarily closed all store locations effective March 20, 2020 through April 3, 2020. We have closed our buying and corporate offices, and our distribution centers, for the same period, and we have instituted “work from home” measures for many of our associates. We are monitoring the situation and will reopen stores as conditions permit; however, extended or further closures may be required nationally, regionally, or in specific locations. Given the unprecedented uncertainty of this situation, including the unknown duration and severity of the pandemic and the unknown overall impact on consumer demand, we are unable to forecast the full impact on our business; however, we now expect that impacts from the COVID-19 pandemic and the related economic disruption will have a material adverse impact on our consolidated results of operations, consolidated financial position, and consolidated cash flows in fiscal 2020.

To preserve our financial liquidity, and out of an abundance of caution, we are temporarily suspending our stock repurchase program, and in mid-March 2020 we borrowed $800 million from our revolving credit facility, which bears interest at LIBOR plus 0.75% (currently 1.61%), to add to our cash balances. In addition, we are reducing our expense, inventory receipts, and capital expenditure plans.

Results of Operations

The following table summarizes the financial results for fiscal 2019, 2018, and 2017:

	2019	2018	2017
Sales
Sales (millions)	$16,039	$14,984	$14,135
Sales growth	7.0%	6.0%	9.9%
Comparable store sales growth (52-week basis)	3%	4%	4%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.9%	71.6%	71.0%
Selling, general and administrative	14.7%	14.8%	14.5%
Interest (income) expense, net	(0.1)%	(0.1)%	0.1%

Earnings before taxes (as a percent of sales)	13.5%	13.7%	14.4%

Net earnings (as a percent of sales)	10.4%	10.6%	9.6%

Stores. Total stores open at the end of fiscal 2019, 2018, and 2017 were 1,805, 1,717, and 1,622, respectively. The number of stores at the end of fiscal 2019, 2018, and 2017 increased by 5%, 6%, and 6% from the respective prior years. Our expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

Store Count	2019		2018	2017
Beginning of the period	1,717		1,622	1,533
Opened in the period	98		99	96
Closed in the period	(10)	[1]	(4)	(7)
End of the period	1,805		1,717	1,622

Selling square footage at the end of the period (000)	37,900		36,300	34,700

[1] Includes the temporary closure of a store impacted by a weather event.

Sales. Sales for fiscal 2019 increased $1.1 billion, or 7.0%, compared to the prior year due to the opening of 88 net new stores during 2019 and a 3% increase in comparable store sales (defined as stores that have been open for more than 14 complete months). Sales for fiscal 2018 increased $0.8 billion, or 6.0%, compared to the prior year due to the opening of 95 net new stores during 2018 and a 4% increase in sales from comparable stores.

Our sales mix is shown below for fiscal 2019, 2018, and 2017:

	2019	2018	2017
Ladies	26%	26%	27%
Home Accents and Bed and Bath	25%	26%	26%
Men’s	14%	14%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%
Shoes	13%	13%	13%
Children’s	9%	8%	8%
Total	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our merchant organization, diversify our merchandise mix, and more fully develop our systems to improve our merchandise offerings. Although our strategies and store expansion program contributed to sales gains in fiscal 2019, 2018, and 2017, we cannot be sure that they will result in a continuation of sales growth or in an increase in net earnings.

As part of a growing number of retailers across the country, we have temporarily closed all store locations effective March 20, 2020 through April 3, 2020, in response to the COVID-19 pandemic. We have closed our buying and corporate offices, and our distribution centers, for the same period, and we have instituted “work from home” measures for many of our associates. Given the unprecedented uncertainty of this situation, including the unknown duration and severity of the pandemic, which may require extended and further store closures nationally, regionally, or in specific locations, and the unknown overall impact on consumer demand, we are unable to forecast the full impact on our business; however, we now expect that impacts from the COVID-19 pandemic and the related economic disruption will have a material adverse impact on our consolidated results of operations, consolidated financial position, and consolidated cash flows in fiscal 2020.

Cost of goods sold. Cost of goods sold in fiscal 2019 increased $809.9 million compared to the prior year mainly due to increased sales from the opening of 88 net new stores during the year and a 3% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2019 increased approximately 35 basis points from the prior year primarily due to a 35 basis point increase in distribution expenses and a 15 basis point increase in freight costs. These increases were partially offset by a 10 basis point improvement in merchandise gross margin and a five basis point reduction in buying costs.

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

We cannot be sure that the gross profit margins realized in fiscal 2019, 2018, and 2017 will continue in future years.

Selling, general and administrative expenses. For fiscal 2019, selling, general and administrative expenses (“SG&A”) increased $140.2 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 88 net new stores during the year. SG&A as a percentage of sales for fiscal 2019 decreased by approximately 10 basis points compared to the prior year primarily due to leverage on higher sales.

For fiscal 2018, SG&A increased $172.9 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 95 net new stores during the year. SG&A as a percentage of sales for fiscal 2018 increased by approximately 30 basis points compared to the prior year primarily due to higher wages.

Interest (income) expense, net. In fiscal 2019, net interest income improved by $7.9 million compared to 2018 primarily due to lower interest expense on long-term debt due to the repayment of the Series A 6.38% unsecured Senior Notes in December 2018 and higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center. In fiscal 2018, net interest income improved by $17.8 million compared to 2017 primarily due to an increase in interest income and higher capitalized interest on information systems projects.

The table below shows the components of interest expense and income for fiscal 2019, 2018, and 2017:

($000)	2019	2018	2017
Interest expense on long-term debt	$13,139	$17,900	$18,578
Other interest expense	968	1,004	979
Capitalized interest	(4,367)	(2,497)	(710)
Interest income	(27,846)	(26,569)	(11,171)
Interest (income) expense, net	$(18,106)	$(10,162)	$7,676

Taxes on earnings. Our effective tax rates for fiscal 2019, 2018, and 2017 were approximately 23%, 23% and 33%, respectively. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and the resolution of tax positions with various tax authorities. We anticipate that our effective tax rate for fiscal 2020 will be approximately 24%.

In November 2019, we resolved uncertain tax positions with a state tax authority. As a result, we recognized a tax benefit of approximately $10.0 million in the Consolidated Statement of Earnings. In fiscal 2018, we resolved uncertain federal tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, we recognized a tax benefit of approximately $26.0 million in the Consolidated Statement of Earnings.

In fiscal 2017, the Tax Cuts and Jobs Act (the “Tax Act” or "tax reform") was signed into law. The Tax Act made significant changes to U.S. corporate taxation including reducing the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, the last month of fiscal 2017. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. We applied a U.S. federal income tax rate of 21% for fiscal 2018 and a blended U.S. federal income tax rate of approximately 34% for fiscal 2017. This reduced tax rate resulted in a benefit of $24.9 million in fiscal 2017. We recorded an additional tax benefit of $55.2 million due to the remeasurement of our deferred tax assets and liabilities in fiscal 2017.

Net earnings. Net earnings as a percentage of sales for fiscal 2019 were lower than in fiscal 2018, primarily due to higher cost of goods sold, partially offset by lower SG&A expenses and higher interest income. Net earnings as a percentage of sales for fiscal 2018 were higher compared to fiscal 2017, primarily due to lower taxes as a result of tax reform, and higher interest income, partially offset by higher cost of goods sold and higher SG&A expenses.

Earnings per share. Diluted earnings per share in fiscal 2019 was $4.60, which included a per share benefit of approximately $0.02 primarily related to the favorable resolution of a tax matter, compared to $4.26 in the prior year, which included a per share benefit of approximately $0.07 from the favorable resolution of a tax matter. The 8% increase in diluted earnings per share is attributable to an increase of approximately 5% in net earnings and 3% from the reduction in weighted-average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

Diluted earnings per share in fiscal 2018 was $4.26, which included a per share benefit of approximately $0.70 from tax reform and $0.07 from the favorable resolution of a tax matter, compared to $3.55 in the prior year, which included a per share benefit of approximately $0.21 from tax reform and a $0.10 benefit from the 53rd week. The 20% increase in diluted earnings per share was attributable to an increase of approximately 16% in net earnings (which included a 14% impact from tax reform and a 2% impact from the favorable resolution of a tax matter) and 4% from the reduction in weighted-average diluted shares outstanding, largely due to the repurchase of common stock under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

As previously noted, the United States and other countries are experiencing the COVID-19 pandemic and related economic disruptions. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow down the spread of the disease. As part of a growing number of retailers across the country, we have temporarily closed all store locations effective March 20, 2020 through April 3, 2020. We have closed our buying and corporate offices, and our distribution centers, for the same period, and we have instituted “work from home” measures for many of our associates. We are monitoring the situation and will reopen stores as conditions permit; however, extended or further closures may be required nationally, regionally, or in specific locations. Given the unprecedented uncertainty of this situation, including the unknown duration and severity of the pandemic and the overall impact on consumer demand, we are unable to forecast the full impact on our business; however, this represents a known area of uncertainty and we now expect that impacts from the COVID-19 pandemic and the related economic disruption will have a material adverse impact on our business. This uncertainty includes the potential need for significant additional capital resources to maintain our operations during a period of declining revenue from sales. We began fiscal 2020 with $1.4 billion in cash and cash equivalents. To preserve our financial liquidity, we are temporarily suspending our stock repurchase program, and in mid-March 2020 we borrowed $800 million from our revolving credit facility, which bears interest at LIBOR plus 0.75% (currently 1.61%), to add to our cash balances. In addition, we are reducing our expense, inventory receipts, and capital expenditure plans. We plan to continue to monitor the rapidly developing situation and to take further action to reduce our expenses and preserve our financial flexibility, as necessary.

In normal times and historically, our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, and capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under our stock repurchase program and to pay dividends, and we may use cash for the repayment of debt as it becomes due. Due to the COVID-19 pandemic and related economic disruptions, and with the temporary closure of all store locations effective March 20, 2020 through April 3, 2020, (and with extended or further closures possibly necessary), we anticipate that we will be required to rely far more heavily on our cash reserves and lines of credit, and we expect to carefully monitor and manage our cash position in light of ongoing conditions and levels of operations.

($ millions)	2019	2018	2017 [1]
Cash provided by operating activities	$2,171.5	$2,066.7	$1,681.3
Cash used in investing activities	(555.0)	(410.4)	(354.8)
Cash used in financing activities	(1,683.2)	$(1,531.5)	(1,149.4)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(66.7)	$124.8	$177.1

1 As the result of the adoption of ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, in fiscal 2018, the prior year amounts were retrospectively adjusted. See Note A in Notes to Consolidated Financial Statements.

Operating Activities

Net cash provided by operating activities was $2,171.5 million, $2,066.7 million, and $1,681.3 million in fiscal 2019, 2018, and 2017, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization and for deferred taxes. Our primary source of operating cash flow is the sale of our merchandise inventory. We regularly review the age and condition of our merchandise and are able to maintain current merchandise inventory in our stores through replenishment processes and liquidation of slower-moving merchandise through clearance markdowns.

The increase in cash flow from operating activities in 2019 compared to fiscal 2018 was primarily driven by higher earnings and the timing of merchandise receipts and related payments versus last year. The timing of merchandise receipts and related payments versus last year resulted in accounts payable leverage (defined as accounts payable divided by merchandise inventory) of 71%, 67%, and 65% as of February 1, 2020, February 2, 2019, and February 3, 2018, respectively.

The increase in cash flow from operating activities in fiscal 2018 compared to fiscal 2017 was primarily driven by higher earnings, the timing of merchandise receipts and related payments versus last year, and lower income tax payments.

As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling merchandise purchase opportunities in the marketplace. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but in normal times and historically, packaway remains in storage less than six months. We expect to continue to take advantage of packaway inventory opportunities to maximize our ability to deliver bargains to our customers.

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2019, packaway inventory was 46% of total inventory compared to 46% and 49% at the end of fiscal 2018 and 2017, respectively.

Investing Activities

Net cash used in investing activities was $555.0 million, $410.4 million, and $354.8 million in fiscal 2019, 2018, and 2017, respectively. The increase in cash used for investing activities in fiscal 2019 compared to fiscal 2018 and fiscal 2017 was primarily due to an increase in our capital expenditures.

In fiscal 2019, 2018, and 2017, our capital expenditures were $555.5 million, $413.9 million, and $371.4 million, respectively. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying, and corporate offices. The increase in capital expenditures in fiscal 2019 compared to fiscal 2018 was primarily due to investments in our distribution centers, and information technology infrastructure investments for our stores, buying, corporate offices, and transportation. The increase in capital expenditures in fiscal 2018 compared to fiscal 2017 was primarily due to investments in our distribution centers, and information technology infrastructure investments for our stores, buying, corporate offices, and transportation. We opened 98, 99, and 96 new stores in fiscal 2019, 2018, and 2017, respectively.

In November 2017, we entered into a sale-leaseback transaction for one of our previously owned stores and received net cash proceeds of $16.0 million, recognized a gain on sale of $6.3 million, and deferred the residual $7.5 million gain over the remaining ten-year lease term. As of February 3, 2019, the effective date of the adoption of Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (Accounting Standards Codification "ASC" 842), we wrote-off the remaining $6.5 million deferred gain on the sale-leaseback transaction that met the sale definition under ASC 842 to beginning retained earnings.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2019	2018	2017
New stores	$137.4	$134.5	$137.1
Existing stores	125.3	130.5	126.0
Information systems, corporate, and other	91.8	84.9	66.4
Distribution and transportation	201.0	64.0	41.9
Total capital expenditures	$555.5	$413.9	$371.4

As previously noted, due to the COVID-19 pandemic and related economic disruptions, and to preserve our financial liquidity, we are reviewing and reducing our capital expenditure plans for fiscal 2020. Our capital expenditures would be to fund commitments related to the construction of our Brookshire, Texas distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, buying, and corporate offices. We expect to fund capital expenditures with available cash, including cash we obtained by drawing from our revolving credit facility, and cash flows from operations.

Financing Activities

Net cash used in financing activities was $1,683.2 million, $1,531.5 million, and $1,149.4 million in fiscal 2019, 2018, and 2017, respectively. During fiscal 2019, 2018, and 2017, our liquidity and capital requirements were provided by available cash and cash flows from operations.

In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. As of the end of fiscal 2019, we have $1.275 billion remaining under the stock repurchase program. Due to the current economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we are temporarily suspending our stock repurchase program.

In February 2017, our Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018. In March 2018, our Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million.

We repurchased 12.3 million, 12.5 million, and 13.5 million shares of common stock for aggregate purchase prices of approximately $1,275 million, $1,075 million, and $875 million in fiscal 2019, 2018, and 2017, respectively. We also acquired 0.6 million, 0.7 million, and 0.7 million shares in fiscal 2019, 2018, and 2017, respectively, of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $60.7 million, $54.4 million, and $45.4 million during fiscal 2019, 2018, and 2017, respectively.

On March 3, 2020, our Board of Directors declared a quarterly cash dividend of $0.285 per common share, payable on March 31, 2020. Our Board of Directors declared cash dividends of $0.255 per common share in March, May, August, and November 2019, cash dividends of $0.225 per common share in March, May, August, and November 2018, and cash dividends of $0.160 per common share in February, May, August, and November 2017.

During fiscal 2019, 2018, and 2017, we paid dividends of $369.8 million, $337.2 million, and $247.5 million, respectively.

On December 13, 2018, we repaid at maturity the $85 million principal amount of the Series A 6.38% unsecured Senior Notes.

Short-term trade credit normally represents a significant source of financing for our merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources. Due to the COVID-19 pandemic and related economic disruptions, we face uncertainty about the levels of trade credit we can maintain and liquidity available from sales of merchandise. As noted below, we have drawn from our available bank lines to add to our current cash balance.

In July 2019, we entered into a new $800 million unsecured revolving credit facility, which replaced our previous $600 million unsecured revolving credit facility. This new credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing us to increase the size of our revolving credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin (currently 75 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for up to two additional one-year periods, subject to customary conditions. As of February 1, 2020, we had no borrowings or standby letters of credit outstanding on this facility and our $800 million credit facility remained in place and available.

Subsequent to year end, in March 2020, we borrowed $800 million from our revolving credit facility, which bears interest at LIBOR plus 0.75% (currently 1.61%), to add to our cash balances in order to provide enhanced financial flexibility due to uncertain market conditions arising from the impact of the COVID-19 pandemic.

The revolving credit facility is subject to a financial leverage ratio covenant. As of February 1, 2020, we were in compliance with this covenant.

The COVID-19 pandemic and related economic disruptions, including the temporary closure of all of our store locations effective March 20, 2020 through April 3, 2020, (and with extended or further closures possibly necessary), are creating significant uncertainty and challenges. We believe that existing cash balances, cash flows from operations, bank credit lines, and trade credit are adequate to meet our near-term operating cash needs and capital investments; further prolonged and extensive temporary store closures may require access to additional corporate credit markets.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of February 1, 2020:

	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total¹
($000)
Recorded contractual obligations:
Senior notes	$—	$65,000	$250,000	$—	$315,000
Operating leases	601,607	1,178,104	814,134	665,649	3,259,494
New York buying office ground lease²	5,883	13,226	14,178	947,527	980,814
Unrecorded contractual obligations:
Real estate obligations[3]	13,410	49,035	49,993	154,400	266,838
Interest payment obligations	12,682	21,120	16,875	—	50,677
Purchase obligations[4]	2,655,629	49,554	3,998	—	2,709,181
Total contractual obligations	$3,289,211	$1,376,039	$1,149,178	$1,767,576	$7,582,004

1 We have a $66.0 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

² Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for operating leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of February 1, 2020.

Senior notes. As of February 1, 2020, we had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of February 1, 2020, we also had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million, held by various institutional investors. The Series B notes are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of February 1, 2020, we were in compliance with those covenants.

The 2024 Notes, and Series B Senior Notes are subject to prepayment penalties for early payment of principal.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of February 1, 2020 and February 2, 2019, we had $4.2 million and $7.3 million, respectively, in standby letters of credit outstanding and $56.0 million and $58.3 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $11.2 million and $13.3 million in trade letters of credit outstanding at February 1, 2020 and February 2, 2019, respectively.

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

Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted-average basis) or net realizable value. We purchase inventory that can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 46%, 46%, and 49% of total inventories as of February 1, 2020, February 2, 2019, and February 3, 2018, respectively. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.

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

Long-lived assets. We review our long-lived assets for a potential impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated undiscounted future cash flows. If analysis of the undiscounted cash flow of an asset group was less than the carrying value of the asset group, an impairment loss would be recognized to write the asset group down to its fair value. If our actual results differ materially from projected results, an impairment charge may be required in the future. For stores that are closed, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. In the course of performing our annual analysis, we determined that no long-lived asset impairment charge was required for fiscal 2019, 2018, or 2017.

Lease accounting. As our leases generally do not provide an implicit discount rate; we use the estimated collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments for use in the calculation of the operating lease liabilities and right-of-use assets. This rate is determined using a portfolio approach based on the risk-adjusted rate of interest and requires estimates and assumptions including credit rating, credit spread, and adjustments for the impact of collateral. We believe that this is the rate we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term. Operating lease liabilities and corresponding right-of-use assets include options to extend lease terms that are reasonably certain of being exercised. We do not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and account for lease and non-lease components as a single lease component. Our lease portfolio is comprised of operating leases with the lease cost recorded on a straight-line basis over the lease term.

Prior to our adoption of Accounting Standards Codification ("ASC") 842 in the beginning of fiscal 2019, when a lease contained “rent holidays” or required fixed escalations of the minimum lease payments, we recorded rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount was charged to expense and the amount payable under the lease was recorded as deferred rent. We began recording rent expense on the lease possession date. Tenant improvement allowances were amortized over the lease term. Changes in deferred rent and tenant improvement allowances were included as a component of operating activities in the Consolidated Statements of Cash Flows. See "Recently adopted accounting standards" below.

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

Income taxes. We account for our uncertain tax positions in accordance with ASC 740. We are required to make assumptions and judgments regarding our income tax exposures. Our policy is to recognize interest and/or penalties related to all tax positions in income tax expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made.

Recently issued accounting standards. We consider the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial results.

Recently adopted accounting standards. In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which along with subsequent amendments, supersedes the lease accounting requirements in ASC 840, Leases. The updated guidance requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

We adopted ASC 842 as of February 3, 2019 (the "effective date"), using the optional transition method on a modified retrospective basis. We did not elect the transitional package of practical expedients or the use of hindsight upon adoption of the ASC. We elected to not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and to account for lease and non-lease components as a single lease component. Upon adoption, we recorded lease liabilities based on the present value of the remaining minimum rental payments, using incremental borrowing rates as of the effective date, of $2.9 billion, and the corresponding right-of-use assets of $2.9 billion. We also recorded a cumulative-effect adjustment to decrease beginning retained earnings of $19.6 million, primarily related to the write-off of previously capitalized initial direct costs that are no longer capitalized under ASC 842, partially offset by the write-off of the deferred gain on a previous sale-leaseback transaction that meets the sale definition under ASC 842. Reporting periods beginning on or after February 3, 2019 are presented under ASC 842, while prior period amounts and disclosures were not adjusted and continue to be reported under ASC 840. Adoption of ASC 842 did not have a significant impact to the Company’s consolidated statements of earnings or to the consolidated statements of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) which, along with subsequent amendments, supersedes the revenue recognition requirements in “Revenue Recognition (ASC 605).” This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires entities to recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. We adopted ASC 606 as of February 4, 2018, using the modified retrospective method. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605. Upon adoption of ASC 606, we recorded a cumulative-effect adjustment to increase beginning retained earnings by $20 million as of February 4, 2018, primarily due to the change in the timing of the recognition of stored value card breakage. The impact of applying ASC 606 was not material to our consolidated financial statements for the year ended February 2, 2019.

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

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2019, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, the rapidly developing challenges and our plans and responses to the COVID-19 pandemic and related economic disruptions, planned store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, projections, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of February 1, 2020.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of February 1, 2020, we had no borrowings outstanding under our revolving credit facility.

As of February 1, 2020, we have one outstanding series of unsecured 6.53% Series B Senior Notes due December 2021 with an aggregate principal amount of $65 million. We also have unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest that is payable on our Senior Notes is based on fixed interest rates and is therefore unaffected by changes in market interest rates.

We receive interest on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended February 1, 2020. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Year Ended	Year Ended	Year Ended
($000, except per share data)	February 1, 2020	February 2, 2019	February 3, 2018
Sales	$16,039,073	$14,983,541	$14,134,732

Costs and Expenses
Cost of goods sold	11,536,187	10,726,277	10,042,638
Selling, general and administrative	2,356,704	2,216,550	2,043,698
Interest (income) expense, net	(18,106)	(10,162)	7,676
Total costs and expenses	13,874,785	12,932,665	12,094,012

Earnings before taxes	2,164,288	2,050,876	2,040,720
Provision for taxes on earnings	503,360	463,419	677,967
Net earnings	$1,660,928	$1,587,457	$1,362,753

Earnings per share
Basic	$4.63	$4.30	$3.58
Diluted	$4.60	$4.26	$3.55

Weighted-average shares outstanding (000)
Basic	358,462	369,533	381,174
Diluted	361,182	372,678	384,329

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
($000)	February 1, 2020	February 2, 2019	February 3, 2018
Net earnings	$1,660,928	$1,587,457	$1,362,753

Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	—	(27)	(64)
Comprehensive income	$1,660,928	$1,587,430	$1,362,689
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	February 1, 2020	February 2, 2019
Assets
Current Assets
Cash and cash equivalents	$1,351,205	$1,412,912
Accounts receivable	102,236	96,711
Merchandise inventory	1,832,339	1,750,442
Prepaid expenses and other	147,048	143,954
Total current assets	3,432,828	3,404,019

Property and Equipment
Land and buildings	1,177,262	1,126,051
Fixtures and equipment	3,115,003	2,783,198
Leasehold improvements	1,219,736	1,175,921
Construction-in-progress	189,536	171,538
	5,701,537	5,256,708
Less accumulated depreciation and amortization	3,048,101	2,781,507
Property and equipment, net	2,653,436	2,475,201

Operating lease assets	3,053,782	—
Other long-term assets	208,321	194,471
Total assets	$9,348,367	$6,073,691

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,296,482	$1,177,104
Accrued expenses and other	462,111	431,596
Current operating lease liabilities	564,481	—
Accrued payroll and benefits	364,435	363,035
Income taxes payable	14,425	37,749
Total current liabilities	2,701,934	2,009,484

Long-term debt	312,891	312,440
Non-current operating lease liabilities	2,610,528	—
Other long-term liabilities	214,086	321,713
Deferred income taxes	149,679	124,308

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.01 per share	3,568	3,682
Authorized 1,000,000,000 shares
Issued and outstanding 356,775,000 and
368,242,000 shares, respectively
Additional paid-in capital	1,458,307	1,375,965
Treasury stock	(433,328)	(372,663)
Retained earnings	2,330,702	2,298,762
Total stockholders’ equity	3,359,249	3,305,746
Total liabilities and stockholders’ equity	$9,348,367	$6,073,691
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at January 28, 2017	391,893	$3,919	$1,215,715	$(272,846)	$91	$1,801,138	$2,748,017
Net earnings	—	—	—	—	—	1,362,753	1,362,753
Cumulative effect of adoption of
accounting standard
(stock-compensation), net	—	—	1,789	—	—	(1,113)	676
Unrealized investment loss, net	—	—	—	—	(64)	—	(64)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,214	12	18,456	(45,433)	—	—	(26,965)
Stock-based compensation	—	—	87,417	—	—	—	87,417
Common stock repurchased	(13,489)	(135)	(31,013)	—	—	(843,852)	(875,000)
Dividends declared ($0.64 per share)	—	—	—	—	—	(247,526)	(247,526)
Balance at February 3, 2018	379,618	$3,796	$1,292,364	$(318,279)	$27	$2,071,400	$3,049,308
Net earnings	—	—	—	—	—	1,587,457	1,587,457
Cumulative effect of adoption of
accounting standard
(revenue recognition), net	—	—	—	—	—	19,884	19,884
Unrealized investment loss, net	—	—	—	—	(27)	—	(27)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,097	11	20,101	(54,384)	—	—	(34,272)
Stock-based compensation	—	—	95,585	—	—	—	95,585
Common stock repurchased	(12,473)	(125)	(32,085)	—	—	(1,042,790)	(1,075,000)
Dividends declared ($0.90 per share)	—	—	—	—	—	(337,189)	(337,189)
Balance at February 2, 2019	368,242	$3,682	$1,375,965	$(372,663)	$—	$2,298,762	$3,305,746
Net earnings	—	—	—	—	—	1,660,928	1,660,928
Cumulative effect of adoption of
accounting standard (leases), net	—	—	—	—	—	(19,614)	(19,614)
Common stock issued under stock
plans, net of shares
used for tax withholding	793	8	22,201	(60,665)	—	—	(38,456)
Stock-based compensation	—	—	95,438	—	—	—	95,438
Common stock repurchased	(12,260)	(122)	(35,297)	—	—	(1,239,581)	(1,275,000)
Dividends declared ($1.02 per share)	—	—	—	—	—	(369,793)	(369,793)
Balance at February 1, 2020	356,775	$3,568	$1,458,307	$(433,328)	$—	$2,330,702	$3,359,249
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
($000)	February 1, 2020	February 2, 2019	February 3, 2018 [1]
Cash Flows From Operating Activities
Net earnings	$1,660,928	$1,587,457	$1,362,753
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	350,892	330,357	313,163
Stock-based compensation	95,438	95,585	87,417
Gain on sale of assets	—	—	(6,328)
Deferred income taxes	32,009	31,777	(34,903)
Change in assets and liabilities:
Merchandise inventory	(81,897)	(108,707)	(128,849)
Other current assets	(10,315)	(30,789)	(23,051)
Accounts payable	114,153	110,483	41,322
Other current liabilities	30,513	37,080	65,221
Income taxes	(35,239)	3,706	(1,740)
Operating lease assets and liabilities, net	15,631	—	—
Other long-term, net	(567)	9,728	6,333
Net cash provided by operating activities	2,171,546	2,066,677	1,681,338

Cash Flows From Investing Activities
Additions to property and equipment	(555,483)	(413,898)	(371,423)
Proceeds from sale of property and equipment	—	—	15,981
Proceeds from investments	517	3,489	687
Net cash used in investing activities	(554,966)	(410,409)	(354,755)

Cash Flows From Financing Activities
Payment of long-term debt	—	(85,000)	—
Issuance of common stock related to stock plans	22,209	20,112	18,468
Treasury stock purchased	(60,665)	(54,384)	(45,433)
Repurchase of common stock	(1,275,000)	(1,075,000)	(875,000)
Dividends paid	(369,793)	(337,189)	(247,526)
Net cash used in financing activities	(1,683,249)	(1,531,461)	(1,149,491)

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(66,669)	124,807	177,092

Cash and cash equivalents, and restricted cash and cash equivalents:
Beginning of year [1]	1,478,079	1,353,272	1,176,180
End of year	$1,411,410	$1,478,079	$1,353,272

Supplemental Cash Flow Disclosures
Interest paid	$12,682	$18,105	$18,105
Income taxes paid	$506,591	$427,930	$714,566

1 As the result of the adoption of ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, in fiscal 2018, the prior year amounts were retrospectively adjusted to include restricted cash and cash equivalents. See Note A.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2019, the Company operated 1,546 Ross Dress for Less® (“Ross”) locations in 39 states, the District of Columbia, and Guam, and 259 dd’s DISCOUNTS® stores in 19 states. The Ross and dd’s DISCOUNTS stores are supported by the Company’s headquarters, buying offices, and its network of distribution centers/warehouses.

Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018 are referred to as fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Fiscal 2017 was a 53-week year. Fiscal 2019 and 2018 were each 52-week years.

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

Purchase obligations. As of February 1, 2020, the Company had purchase obligations of approximately $2.7 billion. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

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

The following table provides a reconciliation of cash, cash equivalents, restricted cash and cash equivalents in the Consolidated Balance Sheets that reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

($000)	2019	2018	2017
Cash and cash equivalents	$1,351,205	$1,412,912	$1,290,294
Restricted cash and cash equivalents included in:
Prepaid expenses and other	10,235	11,402	9,412
Other long-term assets	49,970	53,765	53,566
Total restricted cash and cash equivalents	60,205	65,167	62,978
Total cash, cash equivalents and restricted cash and equivalents	$1,411,410	$1,478,079	$1,353,272

In addition to the restricted cash and cash equivalents in the table above, the Company had restricted investments of $0.4 million as of February 2, 2019 included in Prepaid expenses and other in the Consolidated Balance Sheets. The Company had no restricted investments as of February 1, 2020.

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. See Note B and Note D for additional fair value information.

Cash and cash equivalents were $1,351.2 million and $1,412.9 million, at February 1, 2020 and February 2, 2019, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Investments. The Company’s investments are comprised of various debt securities. At February 1, 2020 and February 2, 2019, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their maturity dates and the Company’s intent. Investments with a maturity of less than one year are classified as short-term. See Note B for additional information.

Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted-average basis) or net realizable value. The Company purchases inventory that can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. The timing of the release of packaway inventory to the stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory. The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts.

Cost of goods sold. In addition to product costs, the Company includes in cost of goods sold its buying, distribution, and freight expenses as well as occupancy costs, and depreciation and amortization related to the Company’s retail stores, buying, and distribution facilities. Buying expenses include costs to procure merchandise inventories. Distribution expenses include the cost of operating the Company’s distribution centers, warehouses, and cross-dock facilities.

Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to 12 years for equipment, 20 to 40 years for land improvements and buildings, and three to seven years for computer software costs incurred in developing or obtaining software for internal use. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Depreciation and amortization expense on property and equipment was $350.9 million, $330.4 million, and $313.2 million for fiscal 2019, 2018, and 2017, respectively. The Company capitalizes interest during the construction period of facilities and during the development and implementation phase of software projects. Interest capitalized was $4.4 million, $2.5 million, and $0.7 million in fiscal 2019, 2018, and 2017, respectively. As of February 1, 2020, February 2, 2019, and February 3, 2018 the Company had $40.3 million, $33.7 million, and $24.3 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term assets. Other long-term assets as of February 1, 2020 and February 2, 2019 consisted of the following:

($000)	2019	2018
Deferred compensation (Note B)	$141,443	$124,558
Restricted cash and investments	49,970	53,765
Other	16,908	16,148
Total	$208,321	$194,471

Impairment of long-lived assets. Property and other long-term assets that are subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted future cash flows. For stores that are closed, the Company records an impairment charge, if appropriate, or accelerates depreciation over the revised useful life of the asset. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2019, 2018, and 2017, no impairment charges were recorded.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $138.8 million and $83.2 million at February 1, 2020 and February 2, 2019, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of February 1, 2020 and February 2, 2019 consisted of the following:

($000)	2019	2018
Workers’ compensation	$87,063	$89,993
General liability	44,371	42,877
Medical plans	6,430	6,515
Total	$137,864	$139,385

Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term liabilities. Other long-term liabilities as of February 1, 2020 and February 2, 2019 consisted of the following:

($000)	2019		2018
Income taxes (Note F)	$65,956		$77,872
Deferred compensation (Note G)	141,443		124,558
Deferred rent	—	[1]	81,442
Tenant improvement allowances	—	[1]	25,418
Other	6,687		12,423
Total	$214,086		$321,713

[1] Fiscal 2019 reflects the impact of adoption of ASU 2016-02, Leases (Accounting Standards Codification "ASC" 842) on a modified retrospective basis; fiscal 2018 was not restated.

Lease accounting. As the Company’s leases generally do not provide an implicit discount rate, the Company uses the estimated collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments for use in the calculation of the operating lease liabilities and right-of-use assets. This rate is determined using a portfolio approach based on the risk-adjusted rate of interest and requires estimates and assumptions including credit rating, credit spread, and adjustments for the impact of collateral. The Company believes that this is the rate it would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term. Operating lease liabilities and corresponding right-of-use assets include options to extend lease terms that are reasonably certain of being exercised. The Company does not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and accounts for lease and non-lease components as a single lease component. The Company's lease portfolio is comprised of operating leases with the lease cost recorded on a straight-line basis over the lease term.

Prior to the adoption of Accounting Standards Codification "ASC" 842 in the beginning of fiscal 2019, when a lease contained “rent holidays” or required fixed escalations of the minimum lease payments, the Company recorded rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount was charged to expense and the amount payable under the lease was recorded as deferred rent. The Company began recording rent expense on the lease possession date. Tenant improvement allowances were amortized over the lease term. Changes in deferred rent and tenant improvement allowances were included as a component of operating activities in the Consolidated Statements of Cash Flows.

Revenue recognition. The Company recognizes revenue at the point of sale, net of sales taxes collected and an allowance for estimated future returns as required by ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). The Company recognizes allowances for estimated sales returns on a gross basis as a reduction to sales. The asset recorded for the expected recovery of merchandise inventory was $10.7 million and $10.2 million and the liability recorded for the refund due to the customer was $20.9 million and $19.8 million as of February 1, 2020 and February 2, 2019, respectively. Prior to the adoption of ASC 606, the Company recognized allowances for sales returns on a net margin basis, which was $9.9 million as of February 3, 2018. Sales taxes collected that are outstanding and the allowance for estimated future returns are included in Accrued expenses and other and the asset for expected recovery of merchandise is included in Prepaid expenses and other in the Consolidated Balance Sheets.

Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. As a result of adopting ASC 606, breakage is estimated and recognized as revenue based upon the historical pattern of customer redemptions. In prior periods, breakage was recorded as a reduction of operating expense when customer redemption was considered remote. Breakage was not material to the consolidated financial statements in fiscal 2019, 2018, and 2017.

The following sales mix table disaggregates revenue by merchandise category for fiscal 2019, 2018, and 2017:

	2019	2018	2017
Ladies	26%	26%	27%
Home Accents and Bed and Bath	25%	26%	26%
Men’s	14%	14%	13%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%	13%	13%
Shoes	13%	13%	13%
Children’s	9%	8%	8%
Total	100%	100%	100%

Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2019, 2018, and 2017 were $74.0 million, $79.9 million, and $76.4 million, respectively.

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

Earnings per share (“EPS”). The Company computes and reports both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options and unvested shares of both performance and non-performance based awards of restricted stock.

In fiscal 2019, 2018, and 2017 there were 27,400, 23,700, and 2,800 weighted-average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2019
Shares	358,462	2,720	361,182
Amount	$4.63	$(0.03)	$4.60
2018
Shares	369,533	3,145	372,678
Amount	$4.30	$(0.04)	$4.26
2017
Shares	381,174	3,155	384,329
Amount	$3.58	$(0.03)	$3.55

Comprehensive income. Comprehensive income includes net earnings and components of other comprehensive income (loss), net of tax, consisting of unrealized investment gains or losses.

Recently issued accounting standards. The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's consolidated financial results.

Recently adopted accounting standards. In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which along with subsequent amendments, supersedes the lease accounting requirements in ASC 840, Leases. The updated guidance requires balance sheet recognition for all leases with lease terms greater than one year including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

The Company adopted ASC 842 as of February 3, 2019 (the "effective date"), using the optional transition method on a modified retrospective basis. The Company did not elect the transitional package of practical expedients or the use of hindsight upon adoption of the ASC. The Company elected to not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and to account for lease and non-lease components as a single lease component. Upon adoption, the Company recorded lease liabilities based on the present value of the remaining minimum rental payments, using incremental borrowing rates as of the effective date, of $2.9 billion, and the corresponding right-of-use assets of $2.9 billion. The Company also recorded a cumulative-effect adjustment to decrease beginning retained earnings of $19.6 million, primarily related to the write-off of previously capitalized initial direct costs that are no longer capitalized under ASC 842, partially offset by the write-off of the deferred gain on a previous sale-leaseback transaction that meets the sale definition under ASC 842. Reporting periods beginning on or after February 3, 2019 are presented under ASC 842, while prior period amounts and disclosures were not adjusted and continue to be reported under ASC 840. Adoption of ASC 842 did not have a significant impact to the Company’s consolidated statements of earnings or to the consolidated statements of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) which, along with subsequent amendments, supersedes the revenue recognition requirements in “Revenue Recognition (ASC 605).” This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires entities to recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted ASC 606 as of February 4, 2018, using the modified retrospective method. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605. Upon adoption of ASC 606, the Company recorded a cumulative-effect adjustment to increase beginning retained earnings by $20 million as of February 4, 2018, primarily due to the change in the timing of the recognition of stored value card breakage. The impact of applying ASC 606 was not material to the Company's consolidated financial statements for the year ended February 2, 2019.

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

Reclassifications. Certain items related to income taxes in the prior year’s consolidated statements of cash flows have been reclassified to conform to the current year's presentation.

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

There were no transfers between Level 1 and Level 2 categories during the fiscal year ended February 1, 2020. The fair value of the Company’s financial instruments as of February 1, 2020 and February 2, 2019 are as follows:

($000)	2019	2018
Cash and cash equivalents (Level 1)	$1,351,205	$1,412,912

Investments (Level 2)	$8	$125

Restricted cash and cash equivalents (Level 1)	$60,205	$65,167

Restricted investments (Level 2)	$—	$400

The underlying assets in the Company’s non-qualified deferred compensation program as of February 1, 2020 and February 2, 2019 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	2019	2018
Level 1	$134,440	$114,181
Level 2	7,003	10,377
Total	$141,443	$124,558

Note C: Stock-Based Compensation

For fiscal 2019, 2018, and 2017, the Company recognized stock-based compensation expense as follows:

($000)	2019	2018	2017
Restricted stock	$54,975	$48,585	$44,356
Performance awards	36,542	43,450	39,871
ESPP	3,921	3,550	3,190
Total	$95,438	$95,585	$87,417

Capitalized stock-based compensation cost was not significant in any year.

At February 1, 2020, the Company had one active stock-based compensation plan, which is further described in Note H. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Total stock-based compensation recognized in the Company’s Consolidated Statements of Earnings for fiscal 2019, 2018, and 2017 is as follows:

Statements of Earnings Classification ($000)	2019	2018	2017
Cost of goods sold	$54,265	$45,052	$41,067
Selling, general and administrative	41,173	50,533	46,350
Total	$95,438	$95,585	$87,417

The tax benefits related to stock-based compensation expense for fiscal 2019, 2018, and 2017 were $18.5 million, $19.6 million, and $29.5 million, respectively.

Note D: Debt

Senior notes. Unsecured senior debt, net of unamortized discounts and debt issuance costs, as of February 1, 2020 and February 2, 2019 consisted of the following:

($000)	2019	2018
6.53% Series B Senior Notes due 2021	$64,963	$64,942
3.375% Senior Notes due 2024	247,928	247,498
Total long-term debt	$312,891	$312,440

As of February 1, 2020, the Company had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million, held by various institutional investors. The Series B notes are due in December 2021 and bear interest at a rate of 6.53%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of February 1, 2020, the Company was in compliance with these covenants.

As of February 1, 2020, the Company also had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

On December 13, 2018, the Company repaid at maturity the $85 million principal amount of the Series A 6.38% unsecured Senior Notes.

As of February 1, 2020 and February 2, 2019, total unamortized discount and debt issuance costs were $2.1 million and $2.6 million, respectively, and were classified as a reduction of long-term debt.

The 2024 Notes, and the Series B Senior Notes are subject to prepayment penalties for early payment of principal.

The aggregate fair value of the two outstanding series of Senior Notes was approximately $335 million and $316 million as of February 1, 2020 and February 2, 2019, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The following table shows scheduled annual principal payments on long-term debt:

($000)
2020	$—
2021	$65,000
2022	$—
2023	$—
2024	$250,000
Thereafter	$—

The table below shows the components of interest expense and income for fiscal 2019, 2018, and 2017:

($000)	2019	2018	2017
Interest expense on long-term debt	$13,139	$17,900	$18,578
Other interest expense	968	1,004	979
Capitalized interest	(4,367)	(2,497)	(710)
Interest income	(27,846)	(26,569)	(11,171)
Interest (income) expense, net	$(18,106)	$(10,162)	$7,676

Revolving credit facility. In July 2019, the Company entered into a new $800 million unsecured revolving credit facility, which replaced the Company's previous $600 million unsecured revolving credit facility. This new credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin (currently 75 basis points) and is payable quarterly and upon maturity. As of February 1, 2020, the Company had no borrowings or standby letters of credit outstanding under this facility and the $800 million credit facility remained in place and available.

Subsequent to year end, in March 2020, the Company borrowed $800 million from its revolving credit facility, which bears interest at LIBOR plus 0.75% (currently 1.61%), to add to its cash balances in order to provide enhanced financial flexibility due to uncertain market conditions arising from the impact of the COVID-19 pandemic.

The revolving credit facility is subject to a financial leverage ratio covenant. As of February 1, 2020, the Company was in compliance with this covenant.

Standby letters of credit and collateral trust. The Company uses standby letters of credit outside of its revolving credit facility in addition to a funded trust to collateralize its insurance obligations. As of February 1, 2020 and February 2, 2019, the Company had $4.2 million and $7.3 million, respectively, in standby letters of credit and $56.0 million and $58.3 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. The Company had $11.2 million and $13.3 million in trade letters of credit outstanding at February 1, 2020 and February 2, 2019, respectively.

Note E: Leases

The Company currently leases all but two of its store locations with original, non-cancelable terms that in general range from three to ten years. Store leases typically contain provisions for three to four renewal options of five years each. The exercise of lease renewal options is at the sole discretion of the Company. Most store leases also provide for minimum annual rentals and for payment of variable lease costs. In addition, some store leases also have provisions for additional rent based on a percentage of sales ("percentage rent") and others include rental payments adjusted periodically for inflation. The Company's lease agreements do not contain any material residual guarantees or material restrictive covenants. The Company does not have any financing leases.

In November 2017, the Company entered into a sale-leaseback transaction on one of its previously owned stores. The Company received net cash proceeds of $16.0 million, recognized a gain on sale of $6.3 million, and deferred the residual $7.5 million gain over the remaining ten-year lease term. As of February 3, 2019, the effective date of the adoption of ASC 842, the Company wrote-off the remaining $6.5 million deferred gain on the sale-leaseback transaction that met the sale definition under ASC 842 to beginning retained earnings.

The Company leases nine distribution centers/warehouses. All of these contain renewal provisions, except for the third-party warehouse in Fort Mill, South Carolina. The following table summarizes the location and expiration date of the Company's leased warehouses:

Location	Lease Expiration Date
Leased Distribution Centers/Warehouses
Moreno Valley, California[1]	2023
Moreno Valley, California[1]	2029
Shafter, California	2029
Shafter, California[1]	2020
Carlisle, Pennsylvania	2022
Carlisle, Pennsylvania	2021
Fort Mill, South Carolina	2024
Fort Mill, South Carolina[1]	2020
Rock Hill, South Carolina	2028

[1] Operated by a third party.

The Company leases approximately 103,000 and 5,000 square feet of office space for its Los Angeles and Boston buying offices, respectively. The lease term for both of these facilities expire in 2022, and contain renewal provisions. In addition, the Company has a ground lease related to its New York buying office.

The following table presents net operating lease costs included in the Consolidated Statement of Earnings for fiscal 2019:

($000)	2019
Operating lease cost[1]	$639,545
Variable lease costs[2]	174,438
Net lease cost[3]	$813,983

[1] Net of sublease income which was immaterial.
[2] Includes property and rent taxes, insurance, common area maintenance, and percentage rent.
[3] Excludes short-term lease costs which were immaterial.

The maturity of operating lease liabilities, including the ground lease related to the New York buying office as of February 1, 2020, are as follows:

($000)	Operating Leases[1]
2020	$607,490
2021	633,846
2022	557,484
2023	469,211
2024	359,101
Thereafter	1,613,176
Total lease payments	$4,240,308
Less: interest	1,065,299
Present value of lease liabilities	$3,175,009
Less: current operating lease liabilities	564,481
Non-current operating lease liabilities	$2,610,528

[1] Operating leases exclude $266.8 million of minimum lease payments for leases signed that have not yet commenced.

At February 1, 2020, the weighted-average remaining lease term and the weighted-average discount rate for operating leases is 10.7 years and 3.5%, respectively. The weighted-average remaining lease term and the weighted-average discount rate, excluding the long-term ground lease related to the New York buying office, were 6.1 years and 3.1%, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $608.6 million for fiscal 2019 and is included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.

Operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) during fiscal 2019 was $739.3 million.

In accordance with ASC 840, the aggregate undiscounted future minimum annual lease payments under leases, including the ground lease related to the New York buying office, in effect at February 2, 2019 are as follows:

($000)	Total operating leases
2020	$555,812
2021	580,712
2022	499,678
2023	424,695
2024	339,340
Thereafter	1,575,673
Total minimum lease payments	$3,975,910

Rent expense under ASC 840, including contingent rent and net of sublease income, was $569.8 million and $532.4 million in fiscal 2018 and 2017, respectively. Contingent rent and sublease income was not significant in any year.

Note F: Taxes on Earnings

The provision for income taxes consisted of the following:

($000)	2019	2018	2017
Current
Federal	$414,823	$357,170	$660,017
State	56,528	74,472	52,853
	471,351	431,642	712,870
Deferred
Federal	28,244	33,913	(40,468)
State	3,765	(2,136)	5,565
	32,009	31,777	(34,903)
Total	$503,360	$463,419	$677,967

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2019	2018	2017
Federal income taxes at the statutory rate	21%	21%	34%
State income taxes (net of federal benefit) and other, net	2	3	2
Tax audit settlements	—	(1)	—
Impact of the Tax Act on deferred taxes	—	—	(3)
Total	23%	23%	33%

In November 2019, the Company resolved uncertain tax positions with a state tax authority. As a result, the Company recognized a tax benefit of approximately $10.0 million in the Consolidated Statement of Earnings. In fiscal 2018, the Company resolved uncertain tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, the Company recognized a tax benefit of approximately $26.0 million in the Consolidated Statement of Earnings.

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

Also, in fiscal 2017, the Company adopted ASU 2016-09. Prior to adoption of ASU 2016-09, the Company recorded tax benefits related to employee equity programs in additional paid-in capital. As a result of adopting ASU 2016-09, the Company recorded tax benefits of $13.3 million, $12.6 million and $16.3 million in 2019, 2018 and 2017, respectively, as a reduction to its provision for income taxes.

The components of deferred taxes at February 1, 2020 and February 2, 2019 are as follows:

($000)	2019		2018
Deferred Tax Assets
Accrued liabilities	$35,242		$38,367
Deferred compensation	33,108		30,886
Stock-based compensation	35,290		36,118
Deferred rent	—		19,824
State taxes and credits	20,178		20,310
Employee benefits	18,425		18,845
Operating lease liabilities	797,467	[1]	—
Other	3,353		1,412
Gross Deferred Tax Assets	943,063		165,762
Less: Valuation allowance	(4,590)		(4,639)
Deferred Tax Assets	938,473		161,123

Deferred Tax Liabilities
Depreciation	(273,255)		(238,631)
Merchandise inventory	(26,376)		(25,686)
Supplies	(10,972)		(10,308)
Operating lease assets	(766,874)	[1]	—
Other	(10,675)		(10,806)
Deferred Tax Liabilities	(1,088,152)		(285,431)
Net Deferred Tax Liabilities	$(149,679)		$(124,308)

[1] Fiscal 2019 reflects the impact of adoption of ASU 2016-02, Leases (ASC 842) on a modified retrospective basis; fiscal 2018 was not restated.

At the end of fiscal 2019 and 2018, the Company’s state tax credit carryforwards for income tax purposes were approximately $12.8 million and $13.6 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2020. The Company has provided a valuation allowance of $4.6 million as of the end of fiscal 2019 for deferred tax assets related to state tax credits that are not expected to be realized.

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2019, 2018, and 2017 are as follows:

($000)	2019	2018	2017
Unrecognized tax benefits - beginning of year	$65,787	$98,666	$81,122
Gross increases:
Tax positions in current period	13,864	14,722	26,837
Tax positions in prior period	2,672	1,843	—
Gross decreases:
Tax positions in prior periods	(9,559)	(40,600)	(2,755)
Lapse of statutes of limitations	(8,653)	(8,584)	(6,068)
Settlements	(4,224)	(260)	(470)
Unrecognized tax benefits - end of year	$59,887	$65,787	$98,666

At the end of fiscal 2019, 2018, and 2017, the reserves for unrecognized tax benefits were $67.1 million, $78.8 million, and $121.3 million inclusive of $7.2 million, $13.0 million, and $22.6 million of related reserves for interest and penalties, respectively. In November 2019, the Company resolved uncertain tax positions with a state tax authority. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $16.2 million, inclusive of $6.6 million of related reserves for interest and penalties. In fiscal 2018, the Company resolved uncertain tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $52.4 million, inclusive of $12.6 million of related reserves for interest and penalties. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $53.3 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $10.3 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2016 through 2019. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2015 through 2019. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $19.2 million, $17.1 million, and $15.4 million in fiscal 2019, 2018, and 2017, respectively.

The Company also has an Incentive Compensation Plan which provides cash awards to key management and employees based on Company and individual performance.

The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $141.4 million and $124.6 million at February 1, 2020 and February 2, 2019, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $141.4 million and $124.6 million at February 1, 2020 and February 2, 2019, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.

In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $8.2 million and $6.7 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019, respectively.

Note H: Stockholders’ Equity

Common stock. In March 2019, the Company's Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. As of the end of fiscal 2019, the Company has $1.275 billion remaining under the stock repurchase program. Due to the current economic uncertainty stemming from the severe impact of the COVID-19 pandemic, the Company is temporarily suspending its stock repurchase program. In February 2017, the Company’s Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018. In March 2018, the Company’s Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million.

The following table summarizes the Company’s stock repurchase activity in fiscal 2019, 2018, and 2017:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)
2019	12.3	$103.99	$1,275
2018	12.5	$86.19	$1,075
2017	13.5	$64.87	$875

Preferred stock. The Company has 4.0 million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Dividends. On March 3, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.285 per common share, payable on March 31, 2020. The Company’s Board of Directors declared cash dividends of $0.255 per common share in March, May, August, and November 2019, cash dividends of $0.225 per common share in March, May, August, and November 2018, and cash dividends of $0.160 per common share in February, May, August, and November 2017.

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

The 2017 Plan has an initial share reserve of 12.0 million shares of the Company’s common stock which can be increased by a maximum of 5.5 million shares from certain expired, withheld, or forfeited shares from the 2017 Plan or the Predecessor Plan. The 2017 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of February 1, 2020, there were 10.7 million shares available for grant under the 2017 Plan.

A summary of restricted stock and performance share award activity for fiscal 2019 is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at February 2, 2019	5,130	$62.50
Awarded	1,422	95.25
Released	(1,782)	53.14
Forfeited	(376)	70.90
Unvested at February 1, 2020	4,394	$76.20

The market value of shares of restricted stock and performance shares at the date of grant is amortized to expense over the vesting period of generally three to five years. The unamortized compensation expense at February 1, 2020 and February 2, 2019 was $158.4 million and $138.1 million, respectively, which is expected to be recognized over a weighted-average remaining period of 2.0 years. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2019 (or $112.19), was $493.0 million. A total of 10.7 million, 11.2 million, and 11.9 million shares were available for new restricted stock awards at the end of fiscal 2019, 2018, and 2017, respectively. During fiscal 2019, 2018, and 2017, shares purchased by the Company for tax withholding totaled 0.6 million, 0.7 million, and 0.7 million shares, respectively, and are considered treasury shares which are available for reissuance. As of February 1, 2020 and February 2, 2019, the Company held 13.8 million and 13.2 million shares of treasury stock, respectively.

Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock on a specified settlement date based on the Company’s attainment of a profitability-based performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock then vests over a service period, generally two to three years from the date the performance award was granted. The Company issued approximately 414,000, 556,000, and 655,000 shares in settlement of the fiscal 2019, 2018, and 2017 awards.

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

During fiscal 2019, 2018, and 2017, employees purchased approximately 0.3 million, 0.3 million, and 0.3 million shares, respectively, of the Company’s common stock under the plan at weighted-average per share prices of $88.45, $72.89, and $56.42, respectively. Through February 1, 2020, approximately 40.2 million shares had been issued under this plan and 4.8 million shares remained available for future issuance.

Note I: Related Party Transactions

The Company has a consulting agreement with Norman Ferber, its Chairman Emeritus of the Board of Directors, under which the Company paid him $2.1 million, $1.9 million, and $1.6 million in fiscal 2019, 2018, and 2017, respectively. In addition, the agreement provides for administrative support and health and other benefits for him and his dependents, which totaled approximately $0.4 million, $0.4 million, and $0.4 million in fiscal 2019, 2018, and 2017, respectively, along with amounts to cover premiums through May 2021 on a life insurance policy with a death benefit of $2.0 million. Mr. Ferber's current consulting agreement pays him an annual consulting fee of $2.3 million through May 2021. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.

Robert Ferber, the son of Norman Ferber, is a buyer with the Company. The Company paid Robert Ferber compensation including salary and bonus of approximately $209,000, $180,000, and $159,000 in fiscal 2019, 2018, and 2017, respectively.

Note J: Litigation, Claims, and Assessments

Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class/representative action litigation remains pending as of February 1, 2020.

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

In the opinion of management, the resolution of pending class/representative action litigation and other currently pending legal and regulatory proceedings will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Note K: Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2019 and 2018 is presented in the tables below.

Year ended February 1, 2020:

	Quarter Ended
($000, except per share data)	May 4, 2019	August 3, 2019	November 2, 2019	February 1, 2020
Sales	$3,796,642	$3,979,869	$3,849,117	$4,413,445

Cost of goods sold	2,701,668	2,843,850	2,766,432	3,224,237
Selling, general and administrative	558,250	591,970	604,605	601,879
Interest income, net	(5,635)	(4,782)	(4,402)	(3,287)
Total costs and expenses	3,254,283	3,431,038	3,366,635	3,822,829
Earnings before taxes	542,359	548,831	482,482	590,616
Provision for taxes on earnings	121,217	136,110	111,550	134,483
Net earnings	$421,142	$412,721	$370,932	$456,133

Earnings per share – basic[1]	$1.16	$1.15	$1.04	$1.29	²
Earnings per share – diluted[1]	$1.15	$1.14	$1.03	$1.28	²
Cash dividends declared per share
on common stock	$0.255	$0.255	$0.255	$0.255

¹	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.
²	Includes a per share benefit of approximately $0.02 primarily related to the favorable resolution of a tax matter.

Year ended February 2, 2019:

	Quarter Ended
($000, except per share data)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Sales	$3,588,619	$3,737,926	$3,549,608	$4,107,388

Cost of goods sold	2,522,219	2,666,983	2,547,331	2,989,744
Selling, general and administrative	524,423	554,581	561,577	575,969
Interest income, net	(503)	(1,393)	(2,953)	(5,313)
Total costs and expenses	3,046,139	3,220,171	3,105,955	3,560,400
Earnings before taxes	542,480	517,755	443,653	546,988
Provision for taxes on earnings	124,228	128,351	105,545	105,295
Net earnings	$418,252	$389,404	$338,108	$441,693

Earnings per share – basic[1]	$1.12	$1.05	$0.92	$1.21	²
Earnings per share – diluted[1]	$1.11	$1.04	$0.91	$1.20	²
Cash dividends declared per share
on common stock	$0.225	$0.225	$0.225	$0.225

¹	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.
²	Includes a per share benefit of approximately $0.07 from the favorable resolution of a tax matter.

Note L: Subsequent Events

The United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Governmental authorities in affected regions are taking increasingly dramatic action in an effort to slow down the spread of the disease. As part of a growing number of retailers across the country, the Company has temporarily closed all store locations effective March 20, 2020 through April 3, 2020. The Company has closed its buying and corporate offices, and its distribution centers, for the same period. The Company is monitoring the situation and will reopen stores as conditions permit; however, extended or further closures may be required nationally, regionally, or in specific locations. Given the unprecedented uncertainty of this situation, including the unknown duration and severity of the pandemic and the unknown overall impact on consumer demand, the Company is unable to forecast the full impact on its business; however, the Company now expects that impacts from the COVID-19 pandemic and the related economic disruption will have a material adverse impact on its consolidated results of operations, consolidated financial position, and consolidated cash flows in fiscal 2020.

Due to the current economic uncertainty stemming from the severe impact of the COVID-19 pandemic, and to provide enhanced financial flexibility, the Company borrowed $800 million from its revolving credit facility in March 2020, which bears interest at LIBOR plus 0.75% (currently 1.61%), and is temporarily suspending its stock repurchase program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ross Stores, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the "Company") as of February 1, 2020 and February 2, 2019, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note A to the financial statements, effective February 3, 2019, the Company adopted FASB ASC 842, Leases, using the modified retrospective basis. Recently adopted accounting standards – ASC 842, Leases, is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recently adopted accounting standards – ASC 842, Leases – Incremental Borrowing Rate — Refer to Note A and Note E to the consolidated financial statements (also see Change in Accounting Principle explanatory paragraph above)

Critical Audit Matter Description

The Company adopted the provisions of ASC 842, Leases ("ASC 842"), as of February 3, 2019. The Company recorded lease liabilities for the present value of its lease commitments and corresponding right-of-use (ROU) assets of approximately $2.9 billion, upon adoption. The Company developed estimated collateralized incremental borrowing rates (IBR) for each lease portfolio to present value the lease payments as required by ASC 842 when the discount rate is not implicit in the lease. The determination of an IBR required management to use significant estimates and assumptions including its credit rating, credit spread, and adjustments for the impact of collateral.

We identified the IBRs used in the adoption of ASC 842 as a critical audit matter because of the significant impact of management’s assumptions and estimates in determining the selected IBRs for each lease portfolio and the related material impact upon the lease liabilities and corresponding right-of-use (ROU) assets recorded upon adoption.

Management’s assumptions and estimates used in determining the selected IBRs were the Company’s credit rating, credit spread, and adjustments for the impact of collateral. Given these significant judgments made by management in determining the IBR, performing audit procedures to evaluate the reasonableness of the methods and assumptions related to these assumptions and estimates involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the IBRs used in the adoption of ASC 842 included the following, among others:
•We tested the effectiveness of controls over the methods and assumptions used by management to estimate the IBRs, including those over the credit rating, credit spreads and adjustments for the impact of collateral.
•With the assistance of our fair value specialists, we evaluated the methods and assumptions used by management to estimate the IBRs and tested the inputs used by management to develop the IBRs as follows:
- Assessed the reasonableness of the methodology and models used to estimate the IBRs based on the definition and guidance in ASC 842 and other reference materials.
- Assessed the reasonableness of the significant inputs used to estimate the IBRs by comparing to
Company specific benchmarks, comparable companies and other market information:
◦The credit rating ascribed to the Company.
◦The credit spreads applied in determining the IBRs.
◦The collateral adjustment applied in determining the IBRs.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
March 31, 2020

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 1, 2020.

Our internal control over financial reporting as of February 1, 2020 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 31, 2020, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 20, 2020 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer and our Chief Financial Officer (who is also our principal accounting officer), along with other of our senior operating and financial executives. This Code of Ethics is posted on our corporate website (www.rossstores.com) under Corporate Governance in the Investors Section. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of February 1, 2020:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted-average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))[1]
Equity compensation plans
approved by security holders	412	²	—	15,545	[3]
Equity compensation plans not
approved by security holders	—		—	—
Total	412		—	15,545

[1] After approval by stockholders of the 2017 Equity Incentive Plan in May 2017, any shares remaining available for grant in the share reserves of the 2008 Equity Incentive Plan were automatically canceled.

[2] Securities include shares underlying outstanding performance share awards where the performance measurement has occurred but that remain unsettled and unissued as of February 1, 2020. The weighted-average exercise price in column (b) does not take these awards into account.

[3] Includes 4.8 million shares reserved for issuance under the Employee Stock Purchase Plan and 10.7 million shares reserved for issuance under the 2017 Equity Incentive Plan.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements, schedules, and exhibits are filed as part of this report or are incorporated herein as indicated:
1. List of Consolidated Financial Statements.
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended February 1, 2020, February 2, 2019, and February 3, 2018.
Consolidated Statements of Comprehensive Income for the years ended February 1, 2020, February 2, 2019, and February 3, 2018.
Consolidated Balance Sheets at February 1, 2020 and February 2, 2019.
Consolidated Statements of Stockholders’ Equity for the years ended February 1, 2020, February 2, 2019, and February 3, 2018.
Consolidated Statements of Cash Flows for the years ended February 1, 2020, February 2, 2019, and February 3, 2018.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Barbara Rentler
Date:	March 31, 2020		Barbara Rentler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Barbara Rentler	Chief Executive Officer, Director	March 31, 2020
Barbara Rentler

/s/Travis R. Marquette	Group Senior Vice President and Chief Financial	March 31, 2020
Travis R. Marquette	Officer, and Principal Accounting Officer

/s/Michael Balmuth	Chairman of the Board and Senior Advisor, Director	March 31, 2020
Michael Balmuth

/s/K. Gunnar Bjorklund	Director	March 31, 2020
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 31, 2020
Michael J. Bush

/s/Norman A. Ferber	Chairman Emeritus of the Board, Director	March 31, 2020
Norman A. Ferber

/s/Sharon D. Garrett	Director	March 31, 2020
Sharon D. Garrett

/s/Stephen D. Milligan	Director	March 31, 2020
Stephen D. Milligan

/s/George P. Orban	Director	March 31, 2020
George P. Orban

/s/Gregory L. Quesnel	Director	March 31, 2020
Gregory L. Quesnel

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

4.5	Description of Common Stock of Ross Stores, Inc.
10.1
Revolving Credit Agreement dated April 1, 2016 among Ross Stores, Inc. and various lenders, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2016.

10.2
Revolving Credit Agreement dated July 1, 2019 among Ross Stores, Inc. and various lenders, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 3, 2019.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.3 - 10.36)
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

10.7	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.
10.8	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.9	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.10	Form of Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.11	Form of Performance Share Agreement, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.12	Form of Performance Shares Grant Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.13	Form of Indemnity Agreement for Directors and Executive Officers, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2013.
10.14	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.15	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2019.
10.16
Amended and Restated Independent Contractor Consultancy Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2010.

10.17
Amended Independent Contractor Consultancy Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.52 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.18
Amendment to Independent Contractor Consultancy Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.19
Amended and Restated Retirement Benefit Package Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.48 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.20
Amended Retirement Benefits Package Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.53 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.21
Amendment to Retirement Benefit Package Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.22
Third Amendment to Retirement Benefit Package Agreement effective January 1, 2016 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.39 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.23
Amendment to Independent Contractor Consultancy Agreement effective March 1, 2017 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.

10.24
Amendment to Independent Contractor Consultancy Agreement effective February 1, 2018 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.28 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2019.

10.25
Amendment to Independent Contractor Consultancy Agreement effective July 30, 2019 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 3, 2019.

10.26
Employment Agreement effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.27
First Amendment to Employment Agreement between Michael Balmuth and Ross Stores, Inc. dated March 15, 2015, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

10.28
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

10.30
Fourth Amendment to the Employment Agreement effective April 15, 2017 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.

10.31
Fifth Amendment to the Employment Agreement effective July 3, 2018 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2018.

10.32
Sixth Amendment to the Employment Agreement effective November 23, 2018 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2019.

10.33
Seventh Amendment to the Employment Agreement effective July 13, 2019 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 3, 2019.

10.34
Employment Agreement effective March 16, 2019 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2019.

10.35
Employment Agreement effective August 16, 2019 between Michael Hartshorn and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended November 2, 2019.

10.36
Employment Agreement effective August 16, 2019 between Travis Marquette and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended November 2, 2019.

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