Form 10-Q
period 2020-05-02
ROSS STORES, INC.
filed 2020-06-10
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 02, 2020

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 18, 2020 was 355,921,611.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended
($000, except stores and per share data, unaudited)	May 2, 2020	May 4, 2019
Sales	$1,842,673	$3,796,642

Costs and Expenses
Cost of goods sold	1,889,991	2,701,668
Selling, general and administrative	415,305	558,250
Interest expense (income), net	6,666	(5,635)
Total costs and expenses	2,311,962	3,254,283

(Loss) earnings before taxes	(469,289)	542,359
(Benefit) provision for taxes on (loss) earnings	(163,447)	121,217
Net (loss) earnings	$(305,842)	$421,142

(Loss) earnings per share
Basic	$(0.87)	$1.16
Diluted	$(0.87)	$1.15

Weighted average shares outstanding (000)
Basic	352,202	363,085
Diluted	352,202	365,912

Store count at end of period	1,832	1,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended
($000, unaudited)	May 2, 2020	May 4, 2019
Net (loss) earnings	$(305,842)	$421,142

Other comprehensive (loss) income:	—	—
Comprehensive (loss) income	$(305,842)	$421,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Current Assets
Cash and cash equivalents	$2,669,535	$1,351,205	$1,366,592
Accounts receivable	49,624	102,236	121,607
Merchandise inventory	1,757,263	1,832,339	1,813,773
Prepaid expenses and other	111,493	147,048	160,733
Total current assets	4,587,915	3,432,828	3,462,705

Property and Equipment
Land and buildings	1,177,847	1,177,262	1,129,049
Fixtures and equipment	3,125,333	3,115,003	2,844,135
Leasehold improvements	1,238,313	1,219,736	1,139,600
Construction-in-progress	281,692	189,536	148,021
	5,823,185	5,701,537	5,260,805
Less accumulated depreciation and amortization	3,126,467	3,048,101	2,824,433
Property and equipment, net	2,696,718	2,653,436	2,436,372

Operating lease assets	3,078,373	3,053,782	2,942,980
Other long-term assets	365,040	208,321	207,063
Total assets	$10,728,046	$9,348,367	$9,049,120

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$706,267	$1,296,482	$1,296,183
Accrued expenses and other	374,811	462,111	450,762
Current operating lease liabilities	570,832	564,481	536,900
Accrued payroll and benefits	166,707	364,435	220,376
Income taxes payable	—	14,425	89,290
Short-term debt	805,000	—	—
Total current liabilities	2,623,617	2,701,934	2,593,511

Long-term debt	2,285,614	312,891	312,552
Non-current operating lease liabilities	2,631,769	2,610,528	2,514,530
Other long-term liabilities	206,504	214,086	226,788
Deferred income taxes	163,150	149,679	134,213

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 355,922,000, 356,775,000 and 365,260,000 shares, respectively	3,559	3,568	3,653
Additional paid-in capital	1,484,911	1,458,307	1,391,558
Treasury stock	(465,645)	(433,328)	(423,543)
Retained earnings	1,794,567	2,330,702	2,295,858
Total stockholders’ equity	2,817,392	3,359,249	3,267,526
Total liabilities and stockholders’ equity	$10,728,046	$9,348,367	$9,049,120
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at February 1, 2020	356,775	$3,568	$1,458,307	$(433,328)	$2,330,702	$3,359,249
Net loss	—	—	—	—	(305,842)	(305,842)
Common stock issued under stock
plans, net of shares
used for tax withholding	318	3	5,441	(32,317)	—	(26,873)
Stock-based compensation	—	—	24,739	—	—	24,739
Common stock repurchased	(1,171)	(12)	(3,576)	—	(128,879)	(132,467)
Dividends declared ($0.285 per share)	—	—	—	—	(101,414)	(101,414)
Balance at May 2, 2020	355,922	$3,559	$1,484,911	$(465,645)	$1,794,567	$2,817,392

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at February 2, 2019	368,242	$3,682	$1,375,965	$(372,663)	$2,298,762	$3,305,746
Net earnings	—	—	—	—	421,142	421,142
Cumulative effect of adoption of
accounting standard
(leases), net	—	—	—	—	(19,614)	(19,614)
Common stock issued under stock
plans, net of shares
used for tax withholding	390	4	5,291	(50,880)	—	(45,585)
Stock-based compensation	—	—	19,689	—	—	19,689
Common stock repurchased	(3,372)	(33)	(9,387)	—	(310,710)	(320,130)
Dividends declared ($0.255 per share)	—	—	—	—	(93,722)	(93,722)
Balance at May 4, 2019	365,260	$3,653	$1,391,558	$(423,543)	$2,295,858	$3,267,526
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	May 2, 2020	May 4, 2019
Cash Flows From Operating Activities
Net (loss) earnings	$(305,842)	$421,142
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	90,598	82,757
Stock-based compensation	24,739	19,689
Deferred income taxes	13,471	16,543
Change in assets and liabilities:
Merchandise inventory	75,076	(63,331)
Other current assets	88,286	(41,777)
Accounts payable	(600,918)	122,654
Other current liabilities	(268,925)	(108,208)
Income taxes	(175,142)	56,206
Operating lease assets and liabilities, net	3,001	2,855
Other long-term, net	(2,786)	457
Net cash (used in) provided by operating activities	(1,058,442)	508,987

Cash Flows From Investing Activities
Additions to property and equipment	(139,729)	(95,629)
Proceeds from investments	—	517
Net cash used in investing activities	(139,729)	(95,112)

Cash Flows From Financing Activities
Net proceeds from issuance of short-term debt	805,601	—
Payments of short-term debt	(615)	—
Net proceeds from issuance of long-term debt	1,976,030	—
Payments of debt issuance costs	(3,135)	—
Issuance of common stock related to stock plans	5,444	5,295
Treasury stock purchased	(32,317)	(50,880)
Repurchase of common stock	(132,467)	(320,130)
Dividends paid	(101,414)	(93,722)
Net cash provided by (used in) financing activities	2,517,127	(459,437)

Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	1,318,956	(45,562)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,411,410	1,478,079
End of period	$2,730,366	$1,432,517

Supplemental Cash Flow Disclosures
Interest paid	$4,235	$4,219
Income taxes (refunded) paid	$(1,777)	$48,468
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 2, 2020 and May 4, 2019
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 2, 2020 and May 4, 2019, the results of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the three month periods ended May 2, 2020 and May 4, 2019. The Condensed Consolidated Balance Sheet as of February 1, 2020, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020.

The results of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the three month periods ended May 2, 2020 and May 4, 2019 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Use of accounting estimates. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include valuation reserves for inventory (including shortage), packaway inventory costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, estimates for provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and legal claims. Given the global economic climate and additional, or unforeseen effects, from the COVID-19 pandemic, these estimates are more challenging, and actual results could differ materially from the Company's estimates.

Revenue recognition. All of the Company's store locations, its primary source of revenue, were temporarily closed from March 20, 2020 through the end of the quarter due to the COVID-19 pandemic. The following sales mix table disaggregates revenue by merchandise category for the three month periods ended May 2, 2020 and May 4, 2019:

	Three Months Ended
	May 2, 2020	[1]	May 4, 2019
Home Accents and Bed and Bath	27%		25%
Ladies	25%		27%
Shoes	14%		14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%		13%
Men's	12%		13%
Children's	9%		8%
Total	100%		100%
[1] Sales mix for the three months ended May 2, 2020 represents sales through the temporary closure of all stores on March 20, 2020.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	May 2, 2020	February 1, 2020	May 4, 2019
Cash and cash equivalents	$2,669,535	$1,351,205	$1,366,592
Restricted cash and cash equivalents included in:
Prepaid expenses and other	10,341	10,235	11,867
Other long-term assets	50,490	49,970	54,058
Total restricted cash and cash equivalents	60,831	60,205	65,925
Total cash, cash equivalents, and restricted cash and cash equivalents	$2,730,366	$1,411,410	$1,432,517

Property and equipment. As of May 2, 2020 and May 4, 2019, the Company had $34.5 million and $14.8 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Operating leases. Operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) during the three month periods ended May 2, 2020 and May 4, 2019 were $165.0 million and $207.8 million, respectively.

Cash dividends. The Company’s Board of Directors declared a cash dividend of $0.285 per common share in March 2020, and $0.255 per common share in March, May, August, and November 2019, respectively.

In May 2020, the Company announced the suspension of its quarterly dividends.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class/representative action litigation remains pending as of May 2, 2020.

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

Recently adopted accounting standards. In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes (Accounting Standards Codification "ASC" 740). ASU 2019-12 eliminates certain exceptions in ASC 740 related to the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2019-12 on a prospective basis in the first quarter of fiscal 2020. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements for the first quarter of fiscal 2020 and is not expected to have a material impact on the Company's fiscal 2020 results.

Recently issued accounting standards. The Company considers the applicability and impact of all ASUs issued by the FASB. For the three month period ended May 2, 2020, the ASUs issued by the FASB were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.

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

There were no transfers between Level 1 and Level 2 categories during the three month period ended May 2, 2020. The fair value of the Company’s financial instruments are as follows:

($000)	May 2, 2020	February 1, 2020	May 4, 2019
Cash and cash equivalents (Level 1)	$2,669,535	$1,351,205	$1,366,592

Restricted cash and cash equivalents (Level 1)	$60,831	$60,205	$65,925

Investments (Level 2)	$8	$8	$8

The underlying assets in the Company’s non-qualified deferred compensation program as of May 2, 2020, February 1, 2020, and May 4, 2019 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	May 2, 2020	February 1, 2020	May 4, 2019
Level 1	$121,198	$134,440	$127,785
Level 2	11,068	7,003	10,626
Total	$132,266	$141,443	$138,411

Note C: Stock-Based Compensation

Stock-based compensation. For the three month periods ended May 2, 2020 and May 4, 2019, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 2, 2020	May 4, 2019
Restricted stock	$16,482	$9,449
Performance awards	7,296	9,304
Employee stock purchase plan	961	936
Total	$24,739	$19,689

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three month periods ended May 2, 2020 and May 4, 2019, is as follows:

	Three Months Ended
Statements of Operations Classification ($000)	May 2, 2020	May 4, 2019
Cost of goods sold	$12,666	$13,122
Selling, general and administrative	12,073	6,567
Total	$24,739	$19,689

The tax benefits related to stock-based compensation expense for the three month periods ended May 2, 2020 and May 4, 2019 were $5.4 million and $3.7 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three month periods ended May 2, 2020 and May 4, 2019, shares purchased by the Company for tax withholding totaled 349,513 and 555,997, respectively, and are considered treasury shares which are available for reissuance.

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
As of May 2, 2020, shares related to unvested restricted stock and performance share awards totaled 4.1 million shares. A summary of restricted stock and performance share award activity for the three month period ended May 2, 2020, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at February 1, 2020	4,394	$76.20
Awarded	592	97.85
Released	(891)	61.03
Forfeited	(7)	79.37
Unvested at May 2, 2020	4,088	$82.63

The unamortized compensation expense at May 2, 2020, was $209.5 million, which is expected to be recognized over a weighted-average remaining period of 2.4 years. The unamortized compensation expense at May 4, 2019, was $178.7 million, which was expected to be recognized over a weighted-average remaining period of 2.5 years.

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

Note D: (Loss) Earnings Per Share

The Company computes and reports both basic (loss) earnings per share ("EPS") and diluted EPS. Basic EPS is computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net (loss) earnings by the sum of the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period, except in cases where the effect of the common stock equivalents would be antidilutive. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards and unvested shares of both performance and non-performance based awards of restricted stock. For periods of net loss, basic and diluted EPS are the same as the effect of the assumed vesting of restricted stock units is anti-dilutive.

For the three month period ended May 2, 2020, basic and diluted EPS are the same due to the Company's net loss per share. For the three month period ended May 4, 2019, approximately 700 weighted-average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
May 2, 2020
Shares	352,202	—	352,202
Amount	$(0.87)	$—	$(0.87)

May 4, 2019
Shares	363,085	2,827	365,912
Amount	$1.16	$(0.01)	$1.15

Note E: Debt

Short-term debt and long-term debt. Short-term debt and unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	May 2, 2020	February 1, 2020	May 4, 2019
$800 million revolving credit facility	$800,000	$—	$—
Other short-term debt financing	5,000	—	—
Total short-term debt	$805,000	$—	$—

6.530% Series B Senior Notes due 2021	$64,968	$64,963	$64,947
3.375% Senior Notes due 2024	248,037	247,928	247,605
4.600% Senior Notes due 2025	693,676	—	—
4.700% Senior Notes due 2027	394,953	—	—
4.800% Senior Notes due 2030	394,635	—	—
5.450% Senior Notes due 2050	489,345	—	—
Total long-term debt	$2,285,614	$312,891	$312,552

Revolving credit facilities. In July 2019, the Company entered into a $800 million unsecured revolving credit facility, which replaced the Company’s previous $600 million unsecured revolving credit facility. This current credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company's option, for up to two additional one year periods, subject to customary conditions.

In March 2020, the Company borrowed $800 million available under its revolving credit facility. The loan bears interest at LIBOR plus 0.875% (currently 1.76%). As of May 2, 2020, the Company had $800 million outstanding, and no standby letters of credit were outstanding, under the revolving credit facility.

On May 1, 2020, the Company amended its $800 million unsecured revolving credit facility (the “Amended Credit Facility”) to temporarily suspend, for the second and third quarters of fiscal 2020, the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. The Amended Credit facility also established a new temporary minimum liquidity requirement, effective for the first quarter of fiscal 2020 and through the end of April 2021. As of May 2, 2020, the Company was in compliance with these covenants.

On May 1, 2020, the Company also entered into an additional new $500 million 364-day senior revolving credit facility which expires in April 2021. Interest on borrowings under this new facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin (currently 175 basis points) and is payable quarterly and upon maturity. As of May 2, 2020, the Company had no borrowings under this facility and the $500 million credit facility remains in place and available.

The new revolving credit facility is subject to the same minimum liquidity and Consolidated Adjusted Debt to EBITDAR ratio financial covenants as are provided in the Amended Credit Facility. In addition, the new revolving credit facility contains restrictions on stock repurchases and restrictions on post draw down cash balances on the new revolving credit facility. As of May 2, 2020, the Company was in compliance with these covenants.

Senior notes. As of May 2, 2020, the Company had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million held by various institutional investors. The Series B notes are due in December 2021, and bear interest at 6.530%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of May 2, 2020, the Company was in compliance with these covenants.

As of May 2, 2020, the Company also had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

In April 2020, the Company issued an aggregate of $2.0 billion in unsecured senior notes in four tenors as follows: 4.600% Senior Notes due April 2025 (the “2025 Notes”) with an aggregate principal amount of $700 million, 4.700% Senior Notes due April 2027 (the “2027 Notes”) with an aggregate principal amount of $400 million, 4.800% Senior Notes due April 2030 (the “2030 Notes”) with an aggregate principal amount of $400 million, and 5.450% Senior Notes due April 2050 (the “2050 Notes”) with an aggregate principal amount of $500 million. Cash proceeds, net of discounts and other issuance costs, were approximately $1.973 billion. Interest on the 2025, 2027, 2030, and 2050 Notes is payable semi-annually beginning October 2020.

The 2024, 2025, 2027, 2030, and 2050 Notes and the Series B Senior Notes are all subject to prepayment penalties for early payment of principal.

As of May 2, 2020, February 1, 2020, and May 4, 2019, total unamortized discount and debt issuance costs were $29.4 million, $2.1 million, and $2.4 million, respectively, and were classified as a reduction of Long-term debt.

The aggregate fair value of the six outstanding series of Senior Notes was approximately $2.5 billion as of May 2, 2020. The aggregate fair value of the two then outstanding series of Senior Notes was approximately $335 million and $318 million as of February 1, 2020 and May 4, 2019, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three month periods ended May 2, 2020 and May 4, 2019:

	Three Months Ended
($000)	May 2, 2020	May 4, 2019
Interest expense on long-term debt	$10,181	$3,283
Interest expense on short-term debt	1,697	—
Other interest expense	278	313
Capitalized interest	(2,154)	(765)
Interest income	(3,336)	(8,466)
Interest expense (income), net	$6,666	$(5,635)

Note F: Taxes on (Loss) Earnings

On March 27, 2020, the CARES Act was signed into law. The CARES Act made several significant changes to business tax provisions including modifications for net operating losses, employee retention credits, and deferral of employer payroll tax payments. The modifications for net operating losses eliminate the taxable income limitation for certain net operating losses and allow the carry back of net operating losses arising in 2018, 2019, and 2020 to the five prior tax years.

The Company's effective tax rate for the three month periods ended May 2, 2020 and May 4, 2019, was approximately 35% and 22%, respectively. The increase in the effective tax rate was primarily due to the CARES Act and the expected carry back of net operating losses to a prior year in which the U.S. federal tax rate was 35%. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and the resolution of tax positions.

As of May 2, 2020, February 1, 2020, and May 4, 2019, the reserves for unrecognized tax benefits were $68.8 million, $67.1 million, and $83.5 million, inclusive of $8.0 million, $7.2 million, and $13.7 million of related interest and penalties, respectively. In November 2019, the Company resolved uncertain tax positions with a tax authority. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $16.2 million, inclusive of $6.6 million of related reserves for interest and penalties. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $54.6 million would impact the Company’s effective tax rate. It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $10.3 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 2, 2020 and May 4, 2019, the related condensed consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the three month periods ended May 2, 2020 and May 4, 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 1, 2020, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2020, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding a change in accounting principle. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2020 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 10, 2020

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption "Forward-Looking Statements" and in Part II, Item 1A (Risk Factors) of this Form 10-Q, and also those in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for 2019. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2019. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,566 locations in 39 states, the District of Columbia and Guam as of May 2, 2020. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 266 dd’s DISCOUNTS stores in 20 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Effects of the COVID-19 Pandemic on Our Business

The United States and other countries are experiencing an ongoing, major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Governmental authorities in affected regions have taken and continue to take dramatic actions in an effort to slow down the spread of the disease. Like other retailers across the country, we temporarily closed all store locations, our distribution centers, and buying and corporate offices. Our closures took effect March 20, 2020, and we remained closed through the end of our fiscal first quarter. We also instituted “work from home” measures for many of our associates.

The impacts from the COVID-19 pandemic and the related economic disruption have had a material adverse impact on our results of operations, financial position, and cash flows in the first quarter of fiscal 2020. The condensed consolidated results reflect the significant revenue decline and other impacts from our temporary store closures (for approximately half of the first quarter), and an inventory valuation charge of $313 million for the portion of inventory held as of May 2, 2020 that we expect to sell below original cost. We expect material adverse effects from the pandemic to continue for an extended period of time, and through the current fiscal year. This will cause our results for interim periods throughout fiscal 2020 to not be comparable to our results in the corresponding prior year periods.

The temporary closure of our stores significantly impacted our ability to sell seasonal inventory in a timely manner. As we reopen our stores and resume operations, a significant portion of the merchandise inventory in our stores is now aged and out of season. We anticipate that we will need to aggressively reduce our selling prices in order to clear that inventory. It may be more (or less) difficult than we anticipate to sell through our existing inventory as the reopening of our stores progresses, and it will be several months before the results are known. We will have decreased merchandise gross margins on sales of this inventory, which will adversely affect our results of operations in the next few months. We anticipate that we will sell through most of the aged and seasonal inventory by the end of the second fiscal quarter of 2020.

The inventory valuation charge of $313 million recorded in the first fiscal quarter of 2020 is based on our estimate of the portion of inventory held as of May 2, 2020 that we now expect to sell below our original cost. However, that valuation charge relates to the portion of our overall inventory that we now expect to sell below our original cost, and does not fully reflect the impact to gross margins of additional markdowns that we anticipate will be needed to sell through our existing aged and seasonal inventory. The ultimate impact of these markdowns will depend on the pace of sell-through of this inventory.

We started a phased process of reopening our store locations (beginning on May 14, 2020), based on guidance from health officials and advisors, as well as directives and recommendations from federal, state, and local governments and with the safety of our customers and associates as a top priority. As of the date of this filing, 1,465 Ross and 258 dd's DISCOUNTS store locations as well as all distribution centers have reopened. Starting in late May 2020, there have been demonstrations in cities throughout the United States. While they have generally been peaceful, in some locations demonstrations have become violent and resulted in governmental restrictions. We plan to reopen additional store locations, and buying and corporate offices, as conditions permit. We expect the cadence of reopenings to vary by state and locality, as affected by the local health conditions and also by local instances of demonstrations. Whether and how quickly customers may resume shopping, and the effect of the pandemic and of recent demonstrations on consumer behavior and spending patterns remains highly uncertain. We expect customer demand to be suppressed for an extended period. In addition, it is possible that there will be resurgences in the spread of COVID-19 again in the future, in one or more regions, and instances of governmental restrictions in response to demonstrations, any of which could require stores to close again nationally, regionally, or in specific locations, and further negatively impact our revenue.

As we reopen our store, distribution center, buying office, and corporate locations, we are implementing additional processes and procedures to facilitate social distancing, enhance cleaning and sanitation activities, and to provide personal protective equipment to all associates. These actions will significantly increase our costs to operate these locations on an ongoing basis.

To preserve our financial liquidity and improve our financial flexibility, we borrowed $800 million under our revolving credit facility in March 2020, completed a $2.0 billion public bond offering in April 2020, and entered into a new $500 million 364-day senior revolving credit facility on May 1, 2020 (on which no amounts are currently drawn).

In addition, we suspended our stock repurchase program in March 2020 and suspended quarterly dividends in May 2020. We have also taken measures to reduce our expenses, inventory receipts, and planned capital expenditures. Beginning April 5, 2020, we implemented temporary furloughs of a large portion of our hourly store and distribution center and other associates in our buying and corporate offices who could not work productively while our stores and distribution centers were closed. Employee health benefits for eligible associates have continued during the temporary furlough at no cost to the impacted associates. We also reduced payroll expenses through temporary salary reductions for senior executives and other personnel, which remained in effect until more than half of our stores reopened, on May 24, 2020. In conjunction with these payroll expense reduction measures, effective April 1, 2020, the non-employee members of our Board of Directors suspended the cash elements of their director compensation until further notice.

In May 2020, in connection with the phased reopening of our store and distribution center locations, we began recalling many of these furloughed associates as they are able to resume productive work.

Given the unprecedented impact the COVID-19 pandemic has had on our business, and the continued uncertainty surrounding the pandemic, including its unknown duration and severity, and the unknown overall impact on consumer demand and store productivity, we are unable to forecast the full impact on our business. We expect that impacts from the COVID-19 pandemic and the related economic disruption will have a material adverse impact on our consolidated results of operations, financial position, and cash flows throughout the remainder of fiscal 2020, in each interim period, and potentially beyond.

Results of Operations

The following table summarizes the financial results for the three month periods ended May 2, 2020 and May 4, 2019:

	Three Months Ended
	May 2, 2020	May 4, 2019
Sales
Sales (millions)	$1,843	$3,797
Sales (decline) growth	(51.5%)	5.8%

Costs and expenses (as a percent of sales)
Cost of goods sold	102.6%	71.2%
Selling, general and administrative	22.5%	14.7%
Interest expense (income), net	0.4%	(0.2%)

(Loss) earnings before taxes (as a percent of sales)	(25.5%)	14.3%

Net (loss) earnings (as a percent of sales)	(16.6%)	11.1%

Stores. In response to the impacts from the COVID-19 pandemic, we have reduced our planned new store openings for fiscal 2020. We do not expect to open any new stores in the second quarter of fiscal 2020 and now plan to open about 39 stores in the fiscal third quarter. Our longer term expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	Three Months Ended
Store Count	May 2, 2020	May 4, 2019
Beginning of the period	1,805	1,717
Opened in the period	27	28
Closed in the period	—	—
End of the period	1,832	1,745

Sales. Sales for the three month period ended May 2, 2020, decreased $2.0 billion, or 51.5%, compared to the three month period ended May 4, 2019. This was due to the closing of all store locations effective March 20, 2020 through the end of the first quarter of fiscal 2020. We opened 87 net new stores between May 4, 2019 and March 20, 2020, which contributed to our sales for the first quarter of fiscal 2020 until our temporary closure.

Given that stores were open for less than seven weeks of the 13-week period ended May 2, 2020, the comparable store sales metric is not meaningful, and is therefore not provided.

Our sales mix for the three month periods ended May 2, 2020 and May 4, 2019 is shown below:

	Three Months Ended
	May 2, 2020	[1]	May 4, 2019
Home Accents and Bed and Bath	27%		25%
Ladies	25%		27%
Shoes	14%		14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%		13%
Men's	12%		13%
Children's	9%		8%
Total	100%		100%
[1] Sales mix for three months ended May 2, 2020 represents sales through the temporary closure of all stores on March 20, 2020.

Our historic strategies and store expansion program have contributed to our sales gains in the past. However, given the impacts from the COVID-19 pandemic on our results for the first quarter of fiscal 2020, and the significant ongoing impacts and uncertainties, including the unknown overall impact on consumer demand and shopping behavior, and the unknown duration of the pandemic and responses to it (which may require stores to close again nationally, regionally, or in specific locations), we cannot be sure that our strategies and our reopening plans and eventual resumption of our store expansion program will result in a continuation of our historical sales growth or in a recovery of, or an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended May 2, 2020, decreased $811.7 million compared to the same period in the prior year, mainly due to the lack of sales from the closing of all store locations starting on March 20, 2020 through the end of the first quarter of fiscal 2020 and the temporary furlough of most hourly associates in our distribution centers and some associates in our buying offices, partially offset by the $313 million inventory valuation charge for the portion of inventory held as of May 2, 2020, that we expect to sell below original cost.

Selling, general and administrative expenses. For the three month period ended May 2, 2020, selling, general and administrative expenses ("SG&A") decreased $142.9 million compared to the same period in the prior year, mainly due to payroll-related cost reduction measures in response to the COVID-19 pandemic (including the temporary furlough of most hourly associates in our stores and some associates in our corporate offices) and reduction in non-business critical operating expenses, partially offset by payments to associates while our stores were closed net of the expected employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Interest expense (income), net. Interest expense (income), net for the three month period ended May 2, 2020, increased $12.3 million compared to the same period in the prior year. This increase was primarily due to higher interest expense on long-term debt due to the issuance of $2.0 billion of Senior Notes in April 2020, lower interest income due to lower interest rates, and higher interest expense on short-term debt due to the draw down on our $800 million revolving credit facility in March 2020, partially offset by higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center. Interest expense (income), net for the three month periods ended May 2, 2020 and May 4, 2019, consists of the following:

	Three Months Ended
($000)	May 2, 2020	May 4, 2019
Interest expense on long-term debt	$10,181	$3,283
Interest expense on short-term debt	1,697	—
Other interest expense	278	313
Capitalized interest	(2,154)	(765)
Interest income	(3,336)	(8,466)
Interest expense (income), net	$6,666	$(5,635)

Taxes on (loss) earnings. On March 27, 2020, the CARES Act was signed into law. The CARES Act made several significant changes to business tax provisions including modifications for net operating losses, employee retention credits, and deferral of employer payroll tax payments. The modifications for net operating losses eliminate the taxable income limitation for certain net operating losses and allow the carry back of net operating losses arising in 2018, 2019, and 2020 to the five prior tax years.

Our effective tax rate for the three month periods ended May 2, 2020 and May 4, 2019, was approximately 35% and 22%, respectively. The increase in the effective tax rate was primarily due to the CARES Act and the expected carry back of net operating losses to a prior year in which the U.S. federal tax rate was 35%. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and the resolution of tax positions.

Net (loss) income. Net loss for the three month period ended May 2, 2020 was $(305.8) million compared to net income of $421.1 million for the three month period ended May 4, 2019, primarily due to the lack of sales from the closing of all store locations starting on March 20, 2020 through the end of the first quarter of fiscal 2020, the $313 million inventory valuation charge for the portion of inventory we expect to sell below original cost, and payments to associates while our stores were closed net of the expected employee retention credits under the CARES Act, partially offset by income tax benefits.

(Loss) earnings per share. Diluted loss per share for the three month period ended May 2, 2020 was $(0.87) compared to diluted earnings per share of $1.15, for the three month period ended May 4, 2019. The diluted loss per share for the three month period ended May 2, 2020, was primarily attributable to the lack of sales from the closing of all store locations starting on March 20, 2020 through the end of the first quarter of fiscal 2020, the $313 million inventory valuation charge for the portion of inventory we expect to sell below original cost, and payments to associates while our stores were closed net of the expected employee retention credits under the CARES Act, partially offset by income tax benefits.

Financial Condition

Liquidity and Capital Resources

As previously noted, the United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Governmental authorities in affected regions have taken, and continue to take, dramatic actions in an effort to slow down the spread of the disease. Similar to other retailers across the country, we temporarily closed all store locations, our distribution centers, and buying and corporate offices, effective March 20, 2020. We also instituted “work from home” measures for many of our associates.

The impacts from the COVID-19 pandemic and the related economic disruption have had a material adverse impact on our results of operations, financial position, and cash flows in the first quarter of fiscal 2020. Our results reflect the impact of the significant revenue decline from our temporary store closures and an inventory valuation charge for the portion of inventory held as of May 2, 2020, that we expect to sell below original cost.

To preserve our financial liquidity and enhance our financial flexibility, we borrowed $800 million from our revolving credit facility in March 2020, completed a $2.0 billion public bond offering in April 2020, and entered into a new $500 million 364-day senior revolving credit facility on May 1, 2020.

In addition, we suspended our stock repurchase program in March 2020 and suspended quarterly dividends in May 2020, and we have taken measures to reduce our expenses, inventory receipts, and planned capital expenditures. Beginning April 5, 2020, we implemented temporary furloughs of a large portion of our hourly store and distribution center and other associates in our buying and corporate offices who could not work productively while our stores and distribution centers were closed. Employee health benefits for eligible associates have continued during the temporary furlough at no cost to the impacted associates. We also reduced payroll expenses through temporary salary reductions for senior executives and other personnel. In conjunction with these payroll expense reduction measures, effective April 1, 2020 the non-employee members of our Board of Directors suspended the cash elements of their director compensation until further notice.

We ended the first quarter of fiscal 2020 with over $3.0 billion in liquidity, which in addition to our unrestricted cash balances, includes the new $500 million 364-day senior revolving credit facility.

Historically, our primary sources of funds for our business activities were cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, and for capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also used cash to repurchase stock under our stock repurchase program and to pay dividends, and we may use cash for the repayment of debt as it becomes due.

Due to the COVID-19 pandemic and related economic disruptions, and with the temporary closure of all store locations effective March 20, 2020 (and with the possibility that stores and other facilities may need to close again), we anticipate interruptions to our cash flows from operations, and that we will be required to rely far more heavily on our cash reserves, and we expect to carefully monitor and manage our cash position in light of ongoing conditions and levels of operations. We are in the process of a planned reopening of our stores in several phases during the second fiscal quarter.

	Three Months Ended
($000)	May 2, 2020	May 4, 2019
Cash (used in) provided by operating activities	$(1,058,442)	$508,987
Cash used in investing activities	(139,729)	(95,112)
Cash provided by (used in) financing activities	2,517,127	(459,437)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$1,318,956	$(45,562)

Operating Activities

Net cash used in operating activities was $1.1 billion for the three month period ended May 2, 2020. This was primarily driven by the net loss due to the lack of sales from the closing of all store locations starting on March 20, 2020 through the end of the first quarter and merchandise payments for receipts prior to the shutdown of our operations. Net cash provided by operating activities was $509.0 million for the three month period ended May 4, 2019 and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization.

The decrease in cash flow from operating activities for the three month period ended May 2, 2020, compared to the same period in the prior year was primarily driven by the net loss due to the lack of sales from the closing of all store locations starting on March 20, 2020 through the end of the first quarter (compared to net earnings last year) and lower accounts payable leverage. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 40%, 71%, and 71% as of May 2, 2020, February 1, 2020, and May 4, 2019, respectively. The decrease in accounts payable leverage from the prior year was primarily driven by the merchandise payments for receipts prior to the shutdown of our operations and stoppage of new merchandise receipts due to the temporary closure of our stores and distribution centers.

As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling opportunities in the marketplace. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchases, but typically packaway remains in storage less than six months. However, due to the temporary closure of all our store locations and distribution centers in response to the COVID-19 pandemic, a portion of our current packaway inventory may remain in storage longer than our historical cycles. We expect to continue to take advantage of packaway inventory opportunities to maximize our ability to deliver bargains to our customers.

Changes in packaway inventory levels impact our operating cash flow. As of May 2, 2020, packaway inventory was 42% of total inventory compared to 46% at the end of fiscal 2019. As of May 4, 2019, packaway inventory was 44% of total inventory compared to 46% at the end of fiscal 2018.

Investing Activities

Net cash used in investing activities was $139.7 million and $95.1 million for the three month periods ended May 2, 2020 and May 4, 2019, respectively. The increase in cash used for investing activities for the three month period ended May 2, 2020 compared to the three month period ended May 4, 2019 was due to an increase in our capital expenditures.

Our capital expenditures were $139.7 million and $95.6 million for the three month periods ended May 2, 2020 and May 4, 2019, respectively. Our capital expenditures include costs to build, expand, and improve distribution centers (primarily related to the ongoing construction of our Brookshire, Texas distribution center); open new stores and improve existing stores; and for various other expenditures related to our information technology systems, buying and corporate offices.

As previously noted, due to the COVID-19 pandemic and related economic disruptions, and to preserve our financial liquidity, we are reducing our capital expenditure plans for fiscal 2020. Capital expenditures for fiscal 2020 are now projected to be approximately $420 million, compared to our original plan of approximately $730 million. Our remaining, planned capital expenditures are expected to be used to fund commitments related to the construction of our Brookshire, Texas distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, buying, and corporate offices. We expect to fund capital expenditures with available cash, including cash we obtained from our recent public debt offering and the draw down on our credit facility.

Financing Activities

Net cash provided by financing activities was $2.5 billion for the three month period ended May 2, 2020. Net cash used in financing activities was $459.4 million for the three month period ended May 4, 2019. The increase in cash provided by financing activities for the three month period ended May 2, 2020, compared to the three month period ended May 4, 2019, was primarily due to the completion of our $2.0 billion public debt offering, and draw down on our $800 million revolving credit facility, partially offset by share repurchases and dividends.

In July 2019, we entered into an $800 million unsecured revolving credit facility, which replaced our previous $600 million unsecured revolving credit facility. The current credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing us to increase the size of our credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin (currently 75 basis points) and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for up to two additional one-year periods, subject to customary conditions.

In March 2020, we borrowed $800 million under our revolving credit facility. This loan bears interest at LIBOR plus 0.875% (currently 1.76%). No standby letters of credit were outstanding under this facility as of May 2, 2020.

In April 2020, we issued an aggregate of $2.0 billion in unsecured senior notes in four tenors as follows: $700 million of 4.600% Senior Notes due April 2025, $400 million of 4.700% Senior Notes due April 2027, $400 million of 4.800% Senior Notes due April 2030, and $500 million of 5.450% Senior Notes due April 2050.

On May 1, 2020, we amended the revolving credit facility (the “Amended Credit Facility”) to temporarily suspend for the second and third quarters of fiscal 2020 the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. The Amended Credit facility also established a new temporary minimum liquidity requirement effective for the first quarter of fiscal 2020 and through the end of April 2021. As of May 2, 2020, we were in compliance with these covenants.

On May 1, 2020, we entered into an additional $500 million 364-day senior revolving credit facility which expires in April 2021. Interest on borrowings under this facility will be based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin (currently 175 basis points) and is payable quarterly and upon maturity. As of May 2, 2020, we had no borrowings under this facility, and the $500 million credit facility remains in place and available.

The new revolving credit facility is subject to the same minimum liquidity and Consolidated Adjusted Debt to EBITDAR ratio financial covenants as in the Amended Credit Facility. In addition, the new revolving credit facility contains restrictions on stock repurchases and restrictions on post draw down cash balances on the new revolving credit facility. As of May 2, 2020, we were in compliance with these covenants.

We repurchased 1.2 million and 3.4 million shares of common stock for aggregate purchase prices of approximately $132.5 million and $320.1 million during the three month periods ended May 2, 2020 and May 4, 2019, respectively. We also acquired 0.3 million and 0.6 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $32.3 million and $50.9 million during the three month periods ended May 2, 2020 and May 4, 2019, respectively. In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. As of the end of the first quarter of fiscal 2020, we had $1.143 billion remaining under the stock repurchase program. Due to the current economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we suspended our stock repurchase program in March 2020. We have no plans to repurchase any additional shares for the remainder of the fiscal year.

For the three month periods ended May 2, 2020 and May 4, 2019, we paid cash dividends of $101.4 million and $93.7 million, respectively. Due to the current economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we suspended our quarterly dividends in May 2020.

The COVID-19 pandemic and related economic disruptions, including the temporary closure of all of our store locations effective March 20, 2020, have and continue to create significant uncertainty and challenges. We believe that existing cash balances, bank credit lines, and trade credit are adequate to meet our near-term operating cash needs and to fund our planned capital investments.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of May 2, 2020:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Recorded contractual obligations:
Senior notes	$—	$65,000	$950,000	$1,300,000	$2,315,000
Short-term debt[2]	805,000	—	—	—	805,000
Operating leases	655,686	1,187,657	812,892	685,684	3,341,919
New York buying office ground lease[3]	5,883	13,394	14,178	945,755	979,210
Unrecorded contractual obligations:
Real estate obligations[4]	10,041	38,798	39,552	119,216	207,607
Interest payment obligations	127,002	216,020	207,556	814,850	1,365,428
Purchase obligations[5]	1,105,190	34,074	5,286	—	1,144,550
Total contractual obligations	$2,708,802	$1,554,943	$2,029,464	$3,865,505	$10,158,714

1 We have a $67.6 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

² Includes $800 million draw down on our revolving credit facility and other short-term debt financing.
[3] Our New York buying office building is subject to a 99-year ground lease.
[4] Minimum lease payments for leases signed that have not yet commenced.
[5] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of May 2, 2020.

Senior notes. As of May 2, 2020, we also had outstanding Series B unsecured senior notes in the aggregate principal amount of $65 million, held by various institutional investors. The Series B notes are due in December 2021 and bear interest at 6.530%. Borrowings under these Senior Notes are subject to certain financial covenants, including interest coverage and other financial ratios. As of May 2, 2020, we were in compliance with these covenants.

We also had outstanding unsecured 3.375% Senior Notes due September 2024 with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

In April 2020, we issued an aggregate of $2.0 billion in unsecured senior notes in four tenors as follows: $700 million of 4.600% Senior Notes due April 2025, $400 million of 4.700% Senior Notes due April 2027, $400 million of 4.800% Senior Notes due April 2030, and $500 million of 5.450% Senior Notes due April 2050.

All our senior notes are subject to prepayment penalties for early payment of principal.

Interest on these notes is included in interest payment obligations in the table above.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our $800 million revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of May 2, 2020, February 1, 2020, and May 4, 2019, we had $4.2 million, $4.2 million, and $5.5 million, respectively, in standby letters of credit outstanding and $56.6 million, $56.0 million and $58.6 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $5.9 million, $11.2 million, and $12.1 million in trade letters of credit outstanding at May 2, 2020, February 1, 2020, and May 4, 2019, respectively.

Dividends. In May 2020, we announced the suspension of our quarterly dividends.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are more challenging, and actual results could differ materially from our estimates. During the first quarter of fiscal 2020, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2020.

See Note A to the Condensed Consolidated Financial Statements - Summary of Significant Accounting Policies (Recently Adopted Accounting Standards) for information regarding our adoption of ASU 2019-12.

Forward-Looking Statements

This report may contain a number of forward-looking statements regarding, without limitation, the rapidly developing challenges, and our plans and responses to, the COVID-19 pandemic and related economic disruptions, including our plans to reopen our operations over the coming weeks, planned curtailment of new store growth, capital expenditures, and other matters. These forward-looking statements reflect our then-current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

Future impact from the ongoing COVID-19 pandemic, and other economic and industry trends that could potentially impact revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks are not limited to but may include:

•The uncertainties and potential for further significant business disruptions arising from the recent and ongoing COVID-19 pandemic, including store closures and restrictions on customer access.
•Unexpected changes in the level of consumer spending on, or preferences for, apparel and home-related merchandise, which could adversely affect us.
•Impacts from the macro-economic environment, financial and credit markets, geopolitical conditions, pandemics, or public health and public safety issues, that affect consumer confidence and consumer disposable income.
•Our need to effectively manage our inventories, markdowns, and inventory shortage in order to achieve our planned gross margins.
•Competitive pressures in the apparel and home-related merchandise retailing industry.
•Risks associated with selling and importing merchandise produced in other countries and from supply chain disruptions in other countries, including those due to COVID-19 closures.

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
•Our need to obtain acceptable new store sites with favorable consumer demographics to achieve our planned new store openings.
•Our need to expand in existing markets and enter new geographic markets in order to achieve planned market penetration.
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
•An additional public health or public safety crisis, demonstrations, natural or man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center that could harm our business.
•Our need to maintain sufficient liquidity to support our continuing operations and our new store openings, and store and distribution center reopening plans.

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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of May 2, 2020.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of May 2, 2020, we had $800 million outstanding under our $800 million revolving credit facility and no borrowings outstanding under our new $500 million 364-Day revolving credit facility.

As of May 2, 2020, we have outstanding six series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material impact on our condensed consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended May 2, 2020. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first fiscal quarter of 2020.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 for a description of the risks and uncertainties associated with our business. Except as presented below, there have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

The current, major health pandemic from the novel coronavirus (COVID-19) continues to severely and adversely affect our sales and our operations, and we expect it to continue to have serious adverse effects on our business and our financial condition.
The United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus (COVID-19), with related, severe disruptions to retail operations and supply chains and to general economic activities, as the affected regions have taken dramatic actions in an effort to slow down the spread of the disease. As the COVID-19 pandemic continues, many of our customers are impacted by recommendations and/or mandates from federal, state, and local authorities to stay home ("shelter in place" or "safer at home"), to avoid non-essential social contact and gatherings of people, and to self-quarantine. We temporarily closed all our store locations, distribution centers, and buying and corporate offices, effective March 20, 2020. We instituted “work from home” measures for many of our associates. During May 2020, various states have started to allow gradual relaxation of restrictions on activities and a resumption of retail business. We began a phased reopening of our stores in mid-May 2020 and we plan to continue to reopen stores as conditions permit. However, the pandemic is not over, and resurgences may occur; stores closures may be required again nationally, regionally, or in specific locations. Health officials are warning of possible "second waves" of outbreak and spreading of the disease, which will result in further disruptions and quarantine responses. The situation continues to be unprecedented and rapidly changing, and has unknown duration and severity. The temporary closure of our stores has already resulted in a significant loss of sales and profits and has had material adverse effects on our financial condition. In addition, the COVID-19 pandemic may potentially adversely affect our ability to adequately staff our stores and our distribution, merchant, and other support operations as we resume operations. Further, the COVID-19 pandemic has severely impacted China and other countries, which may also adversely affect our ability to access and ship products from the impacted countries. The prolonged, widespread pandemic has adversely impacted global economies and financial markets, which has resulted in an economic downturn that may reduce consumer demand for our products as our stores reopen. The extent of the impact from the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and spread of the outbreak within the U.S., the response by all levels of government in their efforts to contain the outbreak and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Such impacts have and are expected to adversely affect our profitability, cash flows, financial results, and our capital resources.

We need to successfully implement new health and safety measures in our stores and across all our operations to comply with new regulatory requirements and with the goal of keeping our customers and associates safe from the spread of the COVID-19 virus.
As we restart operations after the period of Company-wide temporary store closures, we are implementing a variety of measures with the goal of keeping our associates, customers, and the communities we serve safe from spreading the COVID-19 virus. These measures will include additional cleaning and sanitation of stores and workspaces, return merchandise quarantining, providing associates with personal protective equipment based on CDC or other federal, state, or local health guidelines, and implementing physical distancing practices, in our stores and in our other operations. This will be very challenging to do, and there is significant risk, incremental costs, and uncertainty regarding implementation requirements. Not only are these measures new and evolving, but they often require change to established habits and patterns of behavior by large groups of people, who may not fully understand or agree with the requested changes. Whatever measures we adopt, there will also be challenges in effecting consistent compliance by our customers and our associates. We will no doubt adapt and change these measures over time and as we learn from experience. And despite our efforts and best intentions, incidents of infection will occur at our stores or in our other facilities, potentially resulting in serious illness for those affected, including our associates. This may result in required temporary closure of specific stores or other facilities, and in temporary or longer term loss of key personnel during illness. We may also face claims (with or without merit) that our retail stores or our other facilities and workplaces are operating in an unsafe manner or are not in compliance with applicable laws and regulations. Any such incidents may adversely affect our operating results, increase our costs, and damage our reputation and competitive position.

We are subject to impacts from the macro-economic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income. The COVID-19 pandemic may have prolonged and significant negative effects on consumer confidence, shopping behavior, and spending, which may adversely affect our sales and gross margins.
Consumer spending habits for the merchandise we sell are affected by many factors. Currently, the repercussions from the COVID-19 pandemic are unknown and present significant risks and uncertainty. There is significant uncertainty over consumer behavior and shopping patterns as stores reopen. Other factors include levels of unemployment, salaries and wage rates, prevailing economic conditions, recession and fears of recession, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds and stimulus programs, inflation, consumer confidence in future economic conditions, consumer perceptions of personal well-being and security, availability of consumer credit, consumer debt levels, and consumers’ disposable income. The COVID-19 pandemic, and other potential, adverse developments in any of these areas could reduce demand for our merchandise, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States and its territories, so we are especially susceptible to changes in the U.S. economy.

In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage. As a result of our recent temporary store closures due to the COVID-19 pandemic, we anticipate inventory imbalances and will need significantly higher than normal levels of markdowns to sell through our current inventory, which will negatively affect our gross margins and our operating results.
We purchase the majority of our inventory based on our sales plans. If actual demand is lower than our sales plans, we may experience excess inventory levels and need to take markdowns on excess or slow-moving inventory, resulting in decreased profit margins. We also may have insufficient fresh inventory to meet current customer demand, leading to lost sales opportunities. As a result of the temporary closure of our stores in response to the COVID-19 pandemic, we were unable to sell our inventory in a timely manner according to our plans as to seasonal demand and consumer preferences. A higher than planned portion of our inventory is now stale and slow-moving or non-salable at our prior planned price levels. We will need to aggressively and progressively reduce our selling prices in order to clear out that inventory. In the first fiscal quarter of 2020, we took a charge of $313 million based on our aggregate estimate of inventory items that are anticipated to sell at below our cost. However, that charge relates to only a portion of our overall current inventory, and does not reflect the full amount of markdowns that are anticipated to be needed. It may be more (or less) difficult than we anticipate to sell through our existing inventory as the reopening of our stores progresses, and it will be several months before the results are known. It may be necessary to reduce the selling prices on our existing inventory significantly beyond our current estimates, including on the portion of our inventory as to which we have already taken a charge. We will have decreased profit margins or losses on sales of our current inventory, that will adversely affect our results of operations in future periods.

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

We are subject to impacts from instances of damage to our stores and losses of merchandise accompanying protests or demonstrations, which may result in temporary store closures or delays in our store reopening plans.
There have been recent demonstrations and protests in cities throughout the United States. While they have generally been peaceful, in some locations they have been accompanied by violence, damage to retail stores, and the loss of merchandise. While generally subject to coverage by insurance, the repair of damage to our stores and replacement of merchandise may also increase our costs and temporarily disrupt store operations, and we may incur increased operating costs for additional security. Governmental authorities in affected cities and regions may take actions in an effort to protect people and property while permitting lawful and non-violent protest, including curfews and restrictions on business operations, which may be disruptive to our operations and may also harm consumer confidence and perceptions of personal well-being and security, which may negatively affect our sales.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2020 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(2/02/2020 - 2/29/2020)	881,839	$118.92	881,839	$1,170,130
March
(3/01/2020 - 4/04/2020)	638,941	$93.78	289,428	$1,142,533
April
(4/05/2020 - 5/02/2020)	—	$.00	—	$1,142,533
Total	1,520,780	$108.36	1,171,267	$1,142,533

1 We acquired 349,513 shares of treasury stock during the quarter ended May 2, 2020. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2 In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. Due to the current economic uncertainty stemming from the COVID-19 pandemic, we suspended our stock repurchase program as of March 2020. We have no plans to purchase any additional shares for the remainder of the fiscal year.

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

4.1	Indenture, dated September 18, 2014, between Ross Stores, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Ross Stores on September 18, 2014.

4.2
Officers’ Certificate, dated as of April 6, 2020, establishing the aggregate amounts, terms and form of the Notes, incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.

4.3	Form of 4.600% Senior Notes Due 2025, included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.

4.4	Form of 4.700% Senior Notes Due 2027, included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.

4.5	Form of 4.800% Senior Notes Due 2030, included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.

4.6	Form of 5.450% Senior Notes Due 2050, included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.

10.1	364-Day Credit Agreement dated as of May 1, 2020 among Ross Stores, Inc., various lenders, and Bank of America, N.A., as Administrative Agent.

10.2	First Amendment to the Amended and Restated Credit Agreement dated as of May 1, 2020 among Ross Stores, Inc., various lenders, and Bank of America, N.A., as Administrative Agent.

10.3
Underwriting Agreement, dated as of April 2, 2020, by and among Ross Stores, Inc., BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein, incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Ross Stores on April 7, 2020.

10.4	Form of Executive Employment Agreement for Executive Officers (CA).

10.5	Form of Executive Employment Agreement for Executive Officers (NON-CA).

10.6	Form of Addendum to Executive Employment Agreement.

10.7	Addendum to Independent Contractor Consultancy Agreement effective April 1, 2020 between Norman A. Ferber and Ross Stores, Inc.

10.8	Addendum to Employment Agreement effective April 1, 2020 between Michael Balmuth and Ross Stores, Inc.

10.9	Addendum to Employment Agreement effective April 1, 2020 between Barbara Rentler and Ross Stores, Inc.

10.10	Addendum to Employment Agreement effective April 1, 2020 between Michael Hartshorn and Ross Stores, Inc.

10.11	Employment Agreement effective March 16, 2020 between Brian Morrow and Ross Stores, Inc.

10.12	Addendum to Employment Agreement effective April 1, 2020 between Brian Morrow and Ross Stores, Inc.

10.13	Employment Agreement effective August 16, 2019 between Michael Kobayashi and Ross Stores, Inc.

10.14	Addendum to Employment Agreement effective April 1, 2020 between Michael Kobayashi and Ross Stores, Inc.

10.15	Addendum to Employment Agreement effective April 1, 2020 between Travis Marquette and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 10, 2020.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 10, 2020	By:	/s/Travis R. Marquette
Travis R. Marquette
Group Senior Vice President and Chief Financial Officer, and Principal Accounting Officer