Form 10-Q
period 2020-08-01
ROSS STORES, INC.
filed 2020-09-09
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 01, 2020

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 14, 2020 was 356,005,661.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
($000, except stores and per share data, unaudited)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Sales	$2,684,712	$3,979,869	$4,527,385	$7,776,511

Costs and Expenses
Cost of goods sold	2,080,120	2,843,850	3,970,111	5,545,518
Selling, general and administrative	519,495	591,970	934,800	1,150,220
Interest expense (income), net	28,855	(4,782)	35,521	(10,417)
Total costs and expenses	2,628,470	3,431,038	4,940,432	6,685,321

Earnings (loss) before taxes	56,242	548,831	(413,047)	1,091,190
Provision (benefit) for taxes on earnings (loss)	34,195	136,110	(129,252)	257,327
Net earnings (loss)	$22,047	$412,721	$(283,795)	$833,863

Earnings (loss) per share
Basic	$0.06	$1.15	$(0.81)	$2.31
Diluted	$0.06	$1.14	$(0.81)	$2.29

Weighted-average shares outstanding (000)
Basic	352,276	359,794	352,239	361,439
Diluted	354,232	362,074	352,239	364,007

Store count at end of period	1,832	1,772	1,832	1,772
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
($000, unaudited)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net earnings (loss)	$22,047	$412,721	$(283,795)	$833,863

Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$22,047	$412,721	$(283,795)	$833,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Current Assets
Cash and cash equivalents	$3,793,043	$1,351,205	$1,382,025
Accounts receivable	162,723	102,236	130,439
Merchandise inventory	1,117,983	1,832,339	1,835,869
Prepaid expenses and other	273,612	147,048	167,585
Total current assets	5,347,361	3,432,828	3,515,918

Property and Equipment
Land and buildings	1,177,863	1,177,262	1,162,269
Fixtures and equipment	3,137,495	3,115,003	2,886,275
Leasehold improvements	1,241,819	1,219,736	1,162,935
Construction-in-progress	363,000	189,536	200,012
	5,920,177	5,701,537	5,411,491
Less accumulated depreciation and amortization	3,214,072	3,048,101	2,906,451
Property and equipment, net	2,706,105	2,653,436	2,505,040

Operating lease assets	3,053,735	3,053,782	2,932,199
Other long-term assets	215,044	208,321	198,790
Total assets	$11,322,245	$9,348,367	$9,151,947

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,009,704	$1,296,482	$1,359,829
Accrued expenses and other	557,475	462,111	474,273
Current operating lease liabilities	579,277	564,481	549,841
Accrued payroll and benefits	204,109	364,435	295,465
Income taxes payable	—	14,425	—
Short-term debt	802,507	—	—
Total current liabilities	3,153,072	2,701,934	2,679,408

Long-term debt	2,286,295	312,891	312,665
Non-current operating lease liabilities	2,601,254	2,610,528	2,496,230
Other long-term liabilities	258,869	214,086	227,842
Deferred income taxes	155,556	149,679	139,538

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 356,006,000, 356,775,000 and 362,166,000 shares, respectively	3,560	3,568	3,622
Additional paid-in capital	1,512,699	1,458,307	1,412,976
Treasury stock	(465,674)	(433,328)	(425,012)
Retained earnings	1,816,614	2,330,702	2,304,678
Total stockholders’ equity	2,867,199	3,359,249	3,296,264
Total liabilities and stockholders’ equity	$11,322,245	$9,348,367	$9,151,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity

	Six Months Ended August 1, 2020
			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at February 1, 2020	356,775	$3,568	$1,458,307	$(433,328)	$2,330,702	$3,359,249
Net loss	—	—	—	—	(305,842)	(305,842)
Common stock issued under stock
plans, net of shares
used for tax withholding	318	3	5,441	(32,317)	—	(26,873)
Stock-based compensation	—	—	24,739	—	—	24,739
Common stock repurchased	(1,171)	(12)	(3,576)	—	(128,879)	(132,467)
Dividends declared ($0.285 per share)	—	—	—	—	(101,414)	(101,414)
Balance at May 2, 2020	355,922	$3,559	$1,484,911	$(465,645)	$1,794,567	$2,817,392
Net earnings	—	—	—	—	22,047	22,047
Common stock issued under stock
plans, net of shares
used for tax withholding	84	1	5,630	(29)	—	5,602
Stock-based compensation	—	—	22,158	—	—	22,158
Balance at August 1, 2020	356,006	$3,560	$1,512,699	$(465,674)	$1,816,614	$2,867,199

	Six Months Ended August 3, 2019
			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at February 2, 2019	368,242	$3,682	$1,375,965	$(372,663)	$2,298,762	$3,305,746
Net earnings	—	—	—	—	421,142	421,142
Cumulative effect of adoption of
accounting standard
(leases), net	—	—	—	—	(19,614)	(19,614)
Common stock issued under stock
plans, net of shares
used for tax withholding	390	4	5,291	(50,880)	—	(45,585)
Stock-based compensation	—	—	19,689	—	—	19,689
Common stock repurchased	(3,372)	(33)	(9,387)	—	(310,710)	(320,130)
Dividends declared ($0.255 per share)	—	—	—	—	(93,722)	(93,722)
Balance at May 4, 2019	365,260	$3,653	$1,391,558	$(423,543)	$2,295,858	$3,267,526
Net earnings	—	—	—	—	412,721	412,721
Common stock issued under stock
plans, net of shares
used for tax withholding	98	1	5,610	(1,469)	—	4,142
Stock-based compensation	—	—	24,924	—	—	24,924
Common stock repurchased	(3,192)	(32)	(9,116)	—	(310,981)	(320,129)
Dividends declared ($0.255 per share)	—	—	—	—	(92,920)	(92,920)
Balance at August 3, 2019	362,166	$3,622	$1,412,976	$(425,012)	$2,304,678	$3,296,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	August 1, 2020	August 3, 2019
Cash Flows From Operating Activities
Net (loss) earnings	$(283,795)	$833,863
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	179,626	166,898
Stock-based compensation	46,897	44,613
Deferred income taxes	5,877	21,868
Change in assets and liabilities:
Merchandise inventory	714,356	(85,427)
Other current assets	(51,924)	(55,309)
Accounts payable	(289,710)	187,050
Other current liabilities	(44,671)	(8,529)
Income taxes	(145,001)	(31,193)
Operating lease assets and liabilities, net	5,569	8,276
Other long-term, net	35,197	1,353
Net cash provided by operating activities	172,421	1,083,463

Cash Flows From Investing Activities
Additions to property and equipment	(250,047)	(250,314)
Proceeds from investments	—	517
Net cash used in investing activities	(250,047)	(249,797)

Cash Flows From Financing Activities
Net proceeds from issuance of short-term debt	805,601	—
Payments of short-term debt	(3,094)	—
Net proceeds from issuance of long-term debt	1,976,030	—
Payments of debt issuance costs	(3,254)	—
Issuance of common stock related to stock plans	11,075	10,906
Treasury stock purchased	(32,346)	(52,349)
Repurchase of common stock	(132,467)	(640,259)
Dividends paid	(101,414)	(186,642)
Net cash provided by (used in) financing activities	2,520,131	(868,344)

Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	2,442,505	(34,678)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,411,410	1,478,079
End of period	$3,853,915	$1,443,401

Supplemental Cash Flow Disclosures
Interest paid	$10,069	$6,341
Income taxes paid	$9,872	$266,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 1, 2020 and August 3, 2019
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of August 1, 2020 and August 3, 2019, the results of operations, comprehensive income (loss), and stockholders' equity for the three and six month periods ended August 1, 2020 and August 3, 2019, and cash flows for the six month periods ended August 1, 2020 and August 3, 2019. The Condensed Consolidated Balance Sheet as of February 1, 2020, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income (loss), and stockholders' equity for the three and six month periods ended August 1, 2020 and August 3, 2019 and cash flows for the six month periods ended August 1, 2020 and August 3, 2019 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Use of accounting estimates. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include valuation reserves for inventory, packaway inventory costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, estimates for provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and legal claims. Given the global economic climate and additional, or unforeseen effects, from the COVID-19 pandemic, these estimates are more challenging, and actual results could differ materially from the Company's estimates.

Revenue recognition. All of the Company's store locations, its primary source of revenue, were temporarily closed from March 20, 2020 through a portion of the second fiscal quarter of 2020 due to the COVID-19 pandemic. The Company started a phased reopening of its stores on May 14, 2020. On average, the Company's stores were open for about 75 percent of the second quarter, with the vast majority of its store locations open and operating by the end of June 2020. The following sales mix table disaggregates revenue by merchandise category for the three and six month periods ended August 1, 2020 and August 3, 2019:

	Three Months Ended			Six Months Ended
	August 1, 2020	[1]	August 3, 2019	August 1, 2020	[1]	August 3, 2019
Home Accents and Bed and Bath	25%		23%	26%		24%
Ladies	25%		27%	25%		27%
Shoes	14%		14%	14%		14%
Men's	14%		15%	13%		14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%		13%	13%		13%
Children's	9%		8%	9%		8%
Total	100%		100%	100%		100%
[1] Sales mix for the three and six month periods ended August 1, 2020 represents sales for the period the stores were open.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	August 1, 2020	February 1, 2020	August 3, 2019
Cash and cash equivalents	$3,793,043	$1,351,205	$1,382,025
Restricted cash and cash equivalents included in:
Prepaid expenses and other	10,348	10,235	11,048
Other long-term assets	50,524	49,970	50,328
Total restricted cash and cash equivalents	60,872	60,205	61,376
Total cash, cash equivalents, and restricted cash and cash equivalents	$3,853,915	$1,411,410	$1,443,401

Property and equipment. As of August 1, 2020 and August 3, 2019, the Company had $22.6 million and $13.0 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Operating leases. In response to the COVID-19 pandemic, the Financial Accounting Standards Board (“FASB”) provided relief under Accounting Standards Update (“ASU”) 2016-02, Leases (Accounting Standards Codification "ASC" 842). Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from the COVID-19 pandemic, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract.

The Company made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made under enforceable rights in the original contract. Additionally, the Company made the policy election to account for these concessions outside of the lease modification framework described under ASC 842. The Company recorded accruals for deferred rental payments and recognized rent abatements or concessions as variable lease costs in the periods incurred. Accruals for rent payment deferrals are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Supplemental cash flow disclosures related to leases: Operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended		Six Months Ended
($000)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease assets obtained in exchange for new operating lease liabilities	$119,377	$127,585	$284,351	$335,375

Incentive programs. On August 19, 2020, the Compensation Committee of the Board of Directors approved modifications to the management incentive plan and performance share award program for fiscal 2020 to be based on the attainment of specific management priorities related to their response to COVID-19, as measured and approved by the Compensation Committee of the Board of Directors, as an alternative to profitability-based performance goals.

Cash dividends. The Company’s Board of Directors declared a cash dividend of $0.285 per common share in March 2020, and $0.255 per common share in March, May, August, and November 2019, respectively.

In May 2020, the Company announced the suspension of its quarterly dividends.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class/representative action litigation remains pending as of August 1, 2020.

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

Recently adopted accounting standards. In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740). ASU 2019-12 eliminates certain exceptions in ASC 740 related to the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2019-12 on a prospective basis in the first quarter of fiscal 2020. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. The adoption of this standard is not expected to have a material impact on the Company's fiscal 2020 results.

Recently issued accounting standards. The Company considers the applicability and impact of all ASUs issued by the FASB. For the three and six month periods ended August 1, 2020, the ASUs issued by the FASB were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.

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

There were no transfers between Level 1 and Level 2 categories during the three and six month periods ended August 1, 2020. The fair value of the Company’s financial instruments are as follows:

($000)	August 1, 2020	February 1, 2020	August 3, 2019
Cash and cash equivalents (Level 1)	$3,793,043	$1,351,205	$1,382,025

Restricted cash and cash equivalents (Level 1)	$60,872	$60,205	$61,376

Investments (Level 2)	$8	$8	$8

The underlying assets in the Company’s non-qualified deferred compensation program as of August 1, 2020, February 1, 2020, and August 3, 2019 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	August 1, 2020	February 1, 2020	August 3, 2019
Level 1	$135,650	$134,440	$126,377
Level 2	10,329	7,003	7,411
Total	$145,979	$141,443	$133,788

Note C: Stock-Based Compensation

Stock-based compensation. For the three and six month periods ended August 1, 2020 and August 3, 2019, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Restricted stock	$17,638	$14,909	$34,120	$24,358
Performance awards	3,526	9,025	10,822	18,329
Employee stock purchase plan	994	990	1,955	1,926
Total	$22,158	$24,924	$46,897	$44,613

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended August 1, 2020 and August 3, 2019, is as follows:

	Three Months Ended		Six Months Ended
Statements of Operations Classification ($000)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Cost of goods sold	$11,849	$13,812	$24,515	$26,934
Selling, general and administrative	10,309	11,112	22,382	17,679
Total	$22,158	$24,924	$46,897	$44,613

The tax benefits related to stock-based compensation expense for the three and six month periods ended August 1, 2020 were $4.8 million and $10.2 million, respectively. The tax benefits related to stock-based compensation expense for the three and six month periods ended August 3, 2019 were $5.0 million and $8.7 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and six month periods ended August 1, 2020 and August 3, 2019, shares purchased by the Company for tax withholding totaled 308 and 349,821, and 14,627 and 570,624, respectively, and are considered treasury shares which are available for reissuance.

Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock on a specified settlement date based on the Company’s attainment of a performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock then vests over a service period, generally two to three years from the date the performance award was granted.

As of August 1, 2020, shares related to unvested restricted stock and performance share awards totaled 4.1 million shares. A summary of restricted stock and performance share award activity for the six month period ended August 1, 2020, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at February 1, 2020	4,394	$76.20
Awarded	605	97.70
Released	(905)	61.29
Forfeited	(14)	79.87
Unvested at August 1, 2020	4,080	$82.68

The unamortized compensation expense at August 1, 2020, was $152.4 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years. The unamortized compensation expense at August 3, 2019, was $165.2 million, which was expected to be recognized over a weighted-average remaining period of 2.3 years.

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

Note D: Earnings (Loss) Per Share

The Company computes and reports both basic earnings (loss) per share ("EPS") and diluted EPS. Basic EPS is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings (loss) by the sum of the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period, except in cases where the effect of the common stock equivalents would be anti-dilutive. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards and unvested shares of both performance and non-performance based awards of restricted stock. For periods of net loss, basic and diluted EPS are the same as the effect of the assumed vesting of restricted stock units is anti-dilutive.

For the three month period ended August 1, 2020, approximately 628,900 weighted-average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented. For the six month period ended August 1, 2020, basic and diluted EPS were the same due to the Company's net loss. For the three and six month periods ended August 3, 2019, approximately 10,500 and 5,300 weighted-average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
August 1, 2020
Shares	352,276	1,956	354,232	352,239	—	352,239
Amount	$0.06	$—	$0.06	$(0.81)	$—	$(0.81)

August 3, 2019
Shares	359,794	2,280	362,074	361,439	2,568	364,007
Amount	$1.15	$(0.01)	$1.14	$2.31	$(0.02)	$2.29

Note E: Debt

Short-term debt and long-term debt. Short-term debt and unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	August 1, 2020	February 1, 2020	August 3, 2019
$800 million revolving credit facility	$800,000	$—	$—
Other short-term debt financing	2,507	—	—
Total short-term debt	$802,507	$—	$—

6.530% Series B Senior Notes due 2021	$64,868	$64,963	$64,953
3.375% Senior Notes due 2024	248,146	247,928	247,712
4.600% Senior Notes due 2025	693,991	—	—
4.700% Senior Notes due 2027	395,124	—	—
4.800% Senior Notes due 2030	394,759	—	—
5.450% Senior Notes due 2050	489,407	—	—
Total long-term debt	$2,286,295	$312,891	$312,665

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

In March 2020, the Company borrowed $800 million available under its revolving credit facility. The loan bears interest at LIBOR plus 0.875% (currently 1.76%). As of August 1, 2020, the Company had $800 million outstanding, and no standby letters of credit were outstanding, under the revolving credit facility.

In May 2020, the Company amended its $800 million unsecured revolving credit facility (the “Amended Credit Facility”) to temporarily suspend, for the second and third quarters of fiscal 2020, the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. The Amended Credit Facility also established a new temporary minimum liquidity requirement, effective for the first quarter of fiscal 2020 and through the end of April 2021. As of August 1, 2020, the Company was in compliance with these amended covenants.

In May 2020, the Company also entered into an additional $500 million 364-day senior revolving credit facility which expires in April 2021. Interest on borrowings under this new facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin (currently 175 basis points) and is payable quarterly and upon maturity. As of August 1, 2020, the Company had no borrowings under this facility and the $500 million credit facility remains in place and available.

The new revolving credit facility is subject to the same minimum liquidity and Consolidated Adjusted Debt to EBITDAR ratio financial covenants as are provided in the Amended Credit Facility. In addition, the new revolving credit facility contains restrictions on stock repurchases and restrictions on post draw down cash balances on the new revolving credit facility. As of August 1, 2020, the Company was in compliance with these covenants.

Senior notes. As of August 1, 2020, the Company had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million held by various institutional investors. The Series B notes are due in December 2021, and bear interest at 6.530%. Borrowings under these Senior Notes are subject to certain financial covenants that were amended in June 2020, and are consistent with the corresponding covenants in the Company's existing revolving credit facilities. As of August 1, 2020, the Company was in compliance with these covenants.

As of August 1, 2020, the Company also had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

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

As of August 1, 2020, February 1, 2020, and August 3, 2019, total unamortized discount and debt issuance costs were $28.7 million, $2.1 million, and $2.3 million, respectively, and were classified as a reduction of Long-term debt.

The aggregate fair value of the six outstanding series of Senior Notes was approximately $2.8 billion as of August 1, 2020. The aggregate fair value of the two then outstanding series of Senior Notes was approximately $335 million and $332 million as of February 1, 2020 and August 3, 2019, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three and six month periods ended August 1, 2020 and August 3, 2019:

	Three Months Ended		Six Months Ended
($000)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Interest expense on long-term debt	$28,331	$3,283	38,512	$6,566
Interest expense on short-term debt	3,599	—	5,296	—
Other interest expense	1,031	227	1,309	540
Capitalized interest	(3,349)	(1,118)	(5,503)	(1,883)
Interest income	(757)	(7,174)	(4,093)	(15,640)
Interest expense (income), net	$28,855	$(4,782)	$35,521	$(10,417)

Note F: Taxes on Earnings (Loss)

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

The Company's effective tax rates for the three month periods ended August 1, 2020 and August 3, 2019, were approximately 61% and 25%, respectively. The increase in the effective tax rate of 36% for the three month period ended August 1, 2020 compared to the three month period ended August 3, 2019 was primarily due to fluctuations in pre-tax earnings, partially offset by a revaluation of deferred taxes related to the CARES Act. The Company's effective tax rates for the six month periods ended August 1, 2020 and August 3, 2019, were approximately 31% and 24%, respectively. The increase in the effective tax rate of 7% for the six month period ended August 1, 2020 compared to the six month period ended August 3, 2019 was primarily due to a pre-tax loss in the current period. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and the resolution of tax positions.

As of August 1, 2020, February 1, 2020, and August 3, 2019, the reserves for unrecognized tax benefits were $71.6 million, $67.1 million, and $88.4 million, inclusive of $8.5 million, $7.2 million, and $14.9 million of related interest and penalties, respectively. In November 2019, the Company resolved uncertain tax positions with a tax authority. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $16.2 million, inclusive of $6.6 million of related reserves for interest and penalties. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $56.8 million would impact the Company’s effective tax rate. It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $9.8 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of August 1, 2020 and August 3, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), and stockholders' equity for the three and six month periods ended August 1, 2020 and August 3, 2019, and cash flows for the six month periods ended August 1, 2020 and August 3, 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
September 9, 2020

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,566 locations in 39 states, the District of Columbia and Guam as of August 1, 2020. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 266 dd’s DISCOUNTS stores in 20 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Effects of the COVID-19 Pandemic on Our Business

The United States and other countries are experiencing an ongoing, major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Governmental authorities in affected regions have taken and continue to take dramatic actions in an effort to slow down the spread of the disease. Like other retailers across the country, we temporarily closed all store locations, our distribution centers, and buying and corporate offices. Our closures took effect March 20, 2020, and we remained closed through a portion of our fiscal second quarter. We also instituted “work from home” measures for many of our associates.

The impacts from the COVID-19 pandemic and the related economic disruption have had a material adverse impact on our results of operations, financial position, and cash flows in the first half of fiscal 2020. The condensed consolidated results reflect the significant revenue decline and other impacts from our temporary store closures (for approximately half of the first quarter and 25 percent of the second quarter). We expect material adverse effects from the pandemic to continue for an extended period of time, and through the current fiscal year. This will cause our results for interim periods throughout fiscal 2020 to not be comparable to our results in the corresponding prior year periods.

All our store and distribution center locations were closed from March 20, 2020 through May 14, 2020, when we began a phased process of resuming operations. On average, our stores were open for about 75 percent of the second quarter, with the vast majority of our store locations open and operating by the end of June 2020, though operating on shorter hours compared to the prior year. All our distribution centers were reopened by the end of May 2020.

The temporary closure of our stores significantly impacted our ability to sell seasonal inventory in a timely manner. As we reopened our stores and resumed operations, a significant portion of the merchandise in our stores was aged and out of season. We recorded an inventory valuation charge of $313 million in the first fiscal quarter of 2020 based on our estimate of the portion of inventory held as of May 2, 2020 that we expected to sell below its original cost. The ultimate impact of these markdowns was dependent on the pace of sell through of this inventory. During the initial reopenings, sales were ahead of our conservative plans as we benefitted from pent-up demand and aggressive markdowns. As a result of faster than expected sell through of the aged inventory, we recognized a $174 million benefit in the second quarter due to the partial reversal of the first quarter below cost inventory valuation charge. In the weeks after reopening, trends were negatively impacted from depleted store inventory levels while we were ramping up our buying and distribution capabilities.

The ongoing effect of the pandemic on consumer behavior and spending patterns remains highly uncertain. Despite the initial surge in customer demand as our stores reopened, we expect customer demand to be suppressed for an extended period. In addition, it is possible that there may be resurgences in the spread of COVID-19 again in the future, in one or more regions, which could require stores and distribution centers to close again nationally, regionally, or in specific locations, and further negatively impact our revenue and operations.

In response to COVID-19, we incurred costs to reopen our stores and distribution centers, and costs to implement additional processes and procedures to facilitate social distancing, enhance cleaning and sanitation activities, and to provide personal protective equipment to all associates. These actions, combined with various other actions taken to reduce costs, resulted in approximately $65 million of additional net costs in the second quarter of 2020. We expect to incur higher costs related to our response to COVID-19 on an ongoing basis.

To preserve our financial liquidity and enhance our financial flexibility, we borrowed $800 million from our revolving credit facility in March 2020, completed a $2.0 billion public bond offering in April 2020, and entered into a new $500 million 364-day senior revolving credit facility in May 2020.

In addition, we suspended our stock repurchase program in March 2020 and suspended quarterly dividends in May 2020, and we have taken measures to reduce our expenses, inventory receipts, and planned capital expenditures. Beginning April 5, 2020, we implemented temporary furloughs for a large portion of our hourly store and distribution center and other associates in our buying and corporate offices who could not work productively while our stores and distribution centers were closed. Employee health benefits for eligible associates continued during the temporary furlough at no cost to the impacted associates. We also reduced payroll expenses through temporary salary reductions for senior executives and other personnel, which remained in effect until May 24, 2020, when more than half of our stores reopened. In conjunction with these payroll expense reduction measures, effective April 1, 2020, the non-employee members of our Board of Directors suspended the cash elements of their director compensation, which remained in effect until August 2020.

In May 2020, in connection with the phased reopening of our store and distribution center locations, we began recalling many of these furloughed associates as they were able to resume productive work. As of August 1, 2020, with almost all of our stores and all distribution centers reopened, the majority of these associates have returned to work.

Beginning in May 2020, we suspended rent payments associated with the leases for our temporarily closed stores. During the second quarter of fiscal 2020, we negotiated rent deferrals and/or rent abatements (primarily for second quarter lease payments) for a significant number of our stores. The repayment of the deferrals will be at later dates, primarily in fiscal 2021. We have recorded accruals for rent payment deferrals and have recorded rent abatements associated with the second quarter as a reduction of variable lease costs.

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

Results of Operations

The following table summarizes the financial results for the three and six month periods ended August 1, 2020 and August 3, 2019:

	Three Months Ended				Six Months Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
Sales
Sales (millions)	$2,685		$3,980		$4,527		$7,777
Sales (decline) growth	(32.5%)		6.5%		(41.8%)		6.1%
Comparable store sales (decline) growth	(12%)	[1]	3%	[3]	n/a	[2]	2%	[3]

Costs and expenses (as a percent of sales)
Cost of goods sold	77.4%		71.4%		87.7%		71.3%
Selling, general and administrative	19.4%		14.9%		20.6%		14.8%
Interest expense (income), net	1.1%		(0.1%)		0.8%		(0.1%)

Earnings (loss) before taxes (as a percent of sales)	2.1%		13.8%		(9.1%)		14.0%

Net earnings (loss) (as a percent of sales)	0.8%		10.4%		(6.3%)		10.7%
[1] For three months ended August 1, 2020, comparable store sales represents sales from reopened stores from the date of the store reopening through the end of the quarter.
[2] Given that stores were open for less than seven weeks of the 13-week period ended May 2, 2020, the comparable store sales metric for the six months ended August 1, 2020, is not meaningful.
[3] For the three and six month periods ended August 3, 2019, comparable store sales represents sales from stores that have been open for more than 14 complete months.

Stores. In response to the impacts from the COVID-19 pandemic, we have reduced our planned new store openings for fiscal 2020. We did not open any new stores in the second quarter of fiscal 2020, and plan to open about 39 stores in the fiscal third quarter. Our longer term expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	Three Months Ended		Six Months Ended
Store Count	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Beginning of the period	1,832	1,745	1,805	1,717
Opened in the period	—	28	27	56
Closed in the period	—	(1)	—	(1)
End of the period	1,832	1,772	1,832	1,772

Sales. Sales for the three month period ended August 1, 2020, decreased $1.3 billion, or 32.5%, compared to the three month period ended August 3, 2019. This was primarily due to the negative impact from store closures during the period and COVID-19's negative impact on customer demand. We opened 60 net new stores between August 3, 2019 and August 1, 2020. The sales from these stores partially offset the sales decline while the stores were open in the period.

Sales for the six month period ended August 1, 2020, decreased $3.2 billion, or 41.8%, compared to the six month period ended August 3, 2019. This was primarily due to the negative impact from store closures during the period and COVID-19's negative impact on customer demand. We opened 60 net new stores between August 3, 2019 and August 1, 2020. The sales from these stores partially offset the sales decline while the stores were open in the period.

Comparable store sales. Due to the temporary closing of all our stores as a result of the COVID-19 global pandemic, our historical definition of comparable store sales is not applicable. For the three month period ended August 1, 2020, in order to provide a performance indicator for our stores as they reopen, we are temporarily reporting comparable store sales to include stores initially classified as comparable stores at the beginning of fiscal 2020, and the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in the prior year. Given that stores were open for less than seven weeks of the 13-week period ended May 2, 2020, the comparable store sales metric for the six month period ended August 1, 2020, is not meaningful, and is therefore not provided.

For the three month period ended August 1, 2020, comparable store sales were down 12% for reopened stores from the date of their reopening to the end of the fiscal second quarter. Comparable stores sales were impacted by COVID-19's negative impact on customer demand and by other factors. During the initial reopenings, sales were ahead of our conservative plans as we benefitted from pent-up demand and aggressive markdowns to clear aged inventory. In the weeks thereafter, trends were negatively impacted from depleted store inventory levels while we were ramping up our buying and distribution capabilities.

Our sales mix for the three and six month periods ended August 1, 2020 and August 3, 2019 is shown below:

	Three Months Ended			Six Months Ended
	August 1, 2020	[1]	August 3, 2019	August 1, 2020	[1]	August 3, 2019
Home Accents and Bed and Bath	25%		23%	26%		24%
Ladies	25%		27%	25%		27%
Shoes	14%		14%	14%		14%
Men's	14%		15%	13%		14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	13%		13%	13%		13%
Children's	9%		8%	9%		8%
Total	100%		100%	100%		100%
[1] Sales mix for the three and six month periods ended August 1, 2020 represents sales for the period the stores were open.

Our historic strategies and store expansion program have contributed to our sales gains in the past. However, given the impacts from the COVID-19 pandemic on our results for the first half of fiscal 2020, and the significant ongoing impacts and uncertainties, including the unknown overall impact on consumer demand and shopping behavior, and the unknown duration of the pandemic and responses to it (which may require stores and distribution centers to close again nationally, regionally, or in specific locations), we cannot be sure that our strategies and eventual resumption of our store expansion program will result in a continuation of our historical sales growth or in a recovery of, or an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended August 1, 2020, decreased $763.7 million compared to the same period in the prior year, primarily due to lower sales resulting from the negative impact from the temporary store closures in the period, COVID-19's negative impact on customer demand, and the $174 million partial reversal of the first quarter below cost inventory valuation charge due to the faster than expected sell through of aged inventory. These decreases were partially offset by higher markdowns to clear aged and seasonal inventory, expenditures for COVID-19 related measures, and higher packaway-related expenses.

Cost of goods sold for the six month period ended August 1, 2020, decreased $1.6 billion compared to the same period in the prior year, mainly due to the lower sales from the closing of all store locations starting on March 20, 2020 through a portion of the second quarter of fiscal 2020, COVID-19's negative impact on customer demand post store reopening, and the temporary furlough of most hourly associates in our distribution centers and some associates in our buying offices. These decreases were partially offset by higher markdowns used to clear aged and seasonal inventory, expenditures for COVID-19 related measures, and higher packaway-related expenses.

Selling, general and administrative expenses. For the three month period ended August 1, 2020, selling, general and administrative expenses ("SG&A") decreased $72.5 million compared to the same period in the prior year, mainly due to store closures and payroll-related cost reduction measures in response to the COVID-19 pandemic (including the temporary furlough of most hourly associates in our stores prior to reopening and some associates in our corporate offices) and reduction in non-business critical operating expenses, partially offset by COVID-related expenses for supplies, cleaning, and payroll related to additional safety protocols.

For the six month period ended August 1, 2020, SG&A decreased $215.4 million compared to the same period in the prior year, mainly due to store closures and payroll-related cost reduction measures in response to the COVID-19 pandemic (including the temporary furlough of most hourly associates in our stores prior to reopening, and some associates in our corporate offices) and reduction in non-business critical operating expenses, partially offset by payments to associates while our stores were closed net of the expected employee retention credits under the CARES Act, and COVID-related expenses for supplies, cleaning, and payroll related to additional safety protocols.

Interest expense (income), net. Interest expense (income), net for the three and six month periods ended August 1, 2020, increased $33.6 million and $45.9 million, respectively, compared to the same periods in the prior year. These increases were primarily due to higher interest expense on long-term debt due to the issuance of $2.0 billion of Senior Notes in April 2020, lower interest income due to lower interest rates, and higher interest expense on short-term debt due to the draw down on our $800 million revolving credit facility in March 2020, partially offset by higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center. Interest expense (income), net for the three and six month periods ended August 1, 2020 and August 3, 2019, consists of the following:

	Three Months Ended		Six Months Ended
($000)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Interest expense on long-term debt	$28,331	$3,283	$38,512	$6,566
Interest expense on short-term debt	3,599	—	5,296	—
Other interest expense	1,031	227	1,309	540
Capitalized interest	(3,349)	(1,118)	(5,503)	(1,883)
Interest income	(757)	(7,174)	(4,093)	(15,640)
Interest expense (income), net	$28,855	$(4,782)	$35,521	$(10,417)

Taxes on earnings (loss). On March 27, 2020, the CARES Act was signed into law. The CARES Act made several significant changes to business tax provisions including modifications for net operating losses, employee retention credits, and deferral of employer payroll tax payments. The modifications for net operating losses eliminate the taxable income limitation for certain net operating losses and allow the carry back of net operating losses arising in 2018, 2019, and 2020 to the five prior tax years.

Our effective tax rates for the three month periods ended August 1, 2020 and August 3, 2019, were approximately 61% and 25%, respectively. The increase in the effective tax rate of 36% for the three month period ended August 1, 2020 compared to the three month period ended August 3, 2019 was primarily due to fluctuations in pre-tax earnings, partially offset by a revaluation of deferred taxes related to the CARES Act. Our effective tax rates for the six month periods ended August 1, 2020 and August 3, 2019, were approximately 31% and 24%, respectively. The increase in the effective tax rate of 7% for the six month period ended August 1, 2020 compared to the six month period ended August 3, 2019 was primarily due to a pre-tax loss in the current period. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and the resolution of tax positions.

Net income (loss). Net income for the three month period ended August 1, 2020 was $22.0 million compared to $412.7 million for the three month period ended August 3, 2019. The decrease of $390.7 million was primarily due to the lower sales resulting from the negative impact from the temporary store closures in the period and COVID-19's negative impact on customer demand, higher markdowns to clear aged and seasonal inventory (partially offset by the $174 million partial reversal of the first quarter below cost inventory valuation charge), and higher expenditures for COVID-19 related measures.

Net loss for the six month period ended August 1, 2020 was $(283.8) million compared to net income of $833.9 million for the six month period ended August 3, 2019 primarily due to the lower sales from the closing of all store locations starting on March 20, 2020 through a portion of the second quarter of fiscal 2020, and COVID-19's negative impact on customer demand, higher markdowns to clear aged and seasonal inventory, payments to associates while our stores were closed, net of the expected employee retention credits under the CARES Act, and higher expenditures for COVID-19 related measures, partially offset by income tax benefits.

Earnings (loss) per share. Diluted earnings per share for the three month periods ended August 1, 2020 and August 3, 2019 were $0.06 and $1.14, respectively. The (95)% decrease in diluted earnings per share for the three month period ended August 1, 2020, was attributable to the lower sales resulting from the negative impact from the temporary store closures in the period and COVID-19's negative impact on customer demand, higher markdowns to clear aged and seasonal inventory (partially offset by the $174 million partial reversal of the first quarter below cost inventory valuation charge), and higher expenditures for COVID-19 related measures.

Diluted loss per share was $(0.81) for the six month period ended August 1, 2020, compared to diluted earnings per share of $2.29 for the six month period ended August 3, 2019. The diluted loss per share for the six months ended August 1, 2020 was primarily attributable to the lower sales from the closing of all store locations starting on March 20, 2020 through a portion the second quarter of fiscal 2020, and COVID-19's negative impact on customer demand, higher markdowns to clear aged and seasonal inventory, payments to associates while our stores were closed net of the expected employee retention credits under the CARES Act, and higher expenditures for COVID-19 related measures, partially offset by income tax benefits.

Financial Condition

Liquidity and Capital Resources

As previously noted, the United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Governmental authorities in affected regions have taken, and continue to take, dramatic actions in an effort to slow down the spread of the disease. Similar to other retailers across the country, we temporarily closed all store locations, our distribution centers, and buying and corporate offices, effective March 20, 2020 through May 14, 2020, when we began a phased process of resuming operations. On average, our stores were open for about 75 percent of the second quarter, with the vast majority of our store locations open and operating by the end of June 2020, though operating on shorter hours compared to the prior year. All our distribution centers were reopened by the end of May 2020.

The impacts from the COVID-19 pandemic and the related economic disruption have had a material adverse impact on our results of operations, financial position, and cash flows in the first half of fiscal 2020. Our results reflect the impact of the significant revenue decline from our temporary store closures, higher markdowns to clear aged and seasonal inventory, and increased expenditures for COVID-19 related measures.

To preserve our financial liquidity and enhance our financial flexibility, we borrowed $800 million from our revolving credit facility in March 2020, completed a $2.0 billion public bond offering in April 2020, and entered into a $500 million 364-day senior revolving credit facility in May 2020.

In addition, we suspended our stock repurchase program in March 2020 and suspended quarterly dividends in May 2020, and we have taken measures to reduce our expenses, inventory receipts, and planned capital expenditures. Beginning April 5, 2020, we implemented temporary furloughs for a large portion of our hourly store and distribution center and other associates in our buying and corporate offices who could not work productively while our stores and distribution centers were closed. Employee health benefits for eligible associates continued during the temporary furlough at no cost to the impacted associates. We also reduced payroll expenses through temporary salary reductions for senior executives and other personnel, which remained in effect until May 24, 2020, when more than half of our stores reopened. In conjunction with these payroll expense reduction measures, effective April 1, 2020, the non-employee members of our Board of Directors suspended the cash elements of their director compensation, which remained in effect until August 2020.

In May 2020, in connection with the phased reopening of our store and distribution center locations, we began recalling many of these furloughed associates as they were able to resume productive work. As of August 1, 2020, with almost all of our stores and all distribution centers reopened, the majority of these associates have returned to work.

Beginning in May 2020, we suspended rent payments associated with the leases for our temporarily closed stores. During the second quarter of fiscal 2020, we negotiated rent deferrals and/or rent abatements (primarily for second quarter lease payments) for a significant number of our stores. The repayment of the deferrals will be at later dates, primarily in fiscal 2021. We recorded accruals for rent payment deferrals and recorded rent abatements associated with the second quarter as a reduction of variable lease costs.

We ended the second quarter of fiscal 2020 with over $4.3 billion in liquidity, which in addition to our unrestricted cash balances, includes the new $500 million 364-day senior revolving credit facility.

Historically, our primary sources of funds for our business activities have been cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, and for capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also used cash to repurchase stock under our stock repurchase program and to pay dividends, and we may use cash for the repayment of debt as it becomes due.

Due to the COVID-19 pandemic and related economic disruptions, and with the temporary closure of all store locations effective March 20, 2020 which continued through a portion of the second quarter (and with the possibility that stores, distribution centers, and other facilities may need to close again), we anticipate interruptions to our cash flows from operations. We anticipate that we will be required to rely more on our cash reserves and we expect to carefully monitor and manage our cash position in light of ongoing conditions and levels of operations.

	Six Months Ended
($000)	August 1, 2020	August 3, 2019
Cash provided by operating activities	$172,421	$1,083,463
Cash used in investing activities	(250,047)	(249,797)
Cash provided by (used in) financing activities	2,520,131	(868,344)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$2,442,505	$(34,678)

Operating Activities

Net cash provided by operating activities was $172.4 million for the six month period ended August 1, 2020. This was primarily driven by lower merchandise receipts as we closely managed inventory levels and used packaway inventory to replenish our stores. This was partially offset by merchandise payments for receipts prior to the shutdown of our operations and the net loss due to the lower sales from the closing of all store locations starting on March 20, 2020 through a portion of the second quarter. Net cash provided by operating activities was $1.1 billion for the six month period ended August 3, 2019 and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization.

The decrease in cash flow from operating activities for the six month period ended August 1, 2020, compared to the same period in the prior year was primarily driven by the net loss due to lower sales from the closing of all store locations starting on March 20, 2020 through a portion of the second quarter (compared to net earnings last year), partially offset by higher accounts payable leverage. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 90%, 71%, and 74% as of August 1, 2020, February 1, 2020, and August 3, 2019, respectively. The increase in accounts payable leverage from the prior year was primarily driven by lower packaway inventory, lower merchandise receipts, and extended payment terms.

As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling opportunities in the marketplace. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchases, but typically packaway remains in storage less than six months. However, given the uncertainty around customer demand due to the COVID-19 pandemic, a portion of our current packaway inventory may remain in storage longer than our historical cycles. We expect to continue to take advantage of packaway inventory opportunities to maximize our ability to deliver bargains to our customers.

Changes in packaway inventory levels impact our operating cash flow. As of August 1, 2020, packaway inventory was 25% of total inventory compared to 46% at the end of fiscal 2019. As of August 3, 2019, packaway inventory was 43% of total inventory compared to 46% at the end of fiscal 2018.

Investing Activities

Net cash used in investing activities was $250.0 million and $249.8 million for the six month periods ended August 1, 2020 and August 3, 2019, respectively, primarily related to capital expenditures.

Our capital expenditures were $250.0 million and $250.3 million for the six month periods ended August 1, 2020 and August 3, 2019, respectively. Our capital expenditures include costs to build, expand, and improve distribution centers (primarily related to the ongoing construction of our Brookshire, Texas distribution center); open new stores and improve existing stores; and for various other expenditures related to our information technology systems, buying and corporate offices.

As previously noted, due to the COVID-19 pandemic and related economic disruptions, and to preserve our financial liquidity, we reduced our capital expenditure plans for fiscal 2020. Capital expenditures for fiscal 2020 are projected to be approximately $420 million, compared to our original plan of approximately $730 million. Our remaining, planned capital expenditures are expected to be used to fund commitments related to the construction of our Brookshire, Texas distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, buying, and corporate offices. We expect to fund capital expenditures with available cash, including cash we obtained from our public debt offering and the draw down on our $800 million credit facility.

Financing Activities

Net cash provided by financing activities was $2.5 billion for the six month period ended August 1, 2020. Net cash used in financing activities was $868.3 million for the six month period ended August 3, 2019. The increase in cash provided by financing activities for the six month period ended August 1, 2020, compared to the six month period ended August 3, 2019, was primarily due to the completion of our $2.0 billion public debt offering, draw down on our $800 million revolving credit facility, and the suspension of our share repurchases and dividends in the second quarter of 2020.

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

In March 2020, we borrowed $800 million under our revolving credit facility. This loan bears interest at LIBOR plus 0.875% (currently 1.76%). As of August 1, 2020, we had $800 million outstanding, and no standby letters of credit were outstanding, under the revolving credit facility.

In April 2020, we issued an aggregate of $2.0 billion in unsecured senior notes in four tenors as follows: $700 million of 4.600% Senior Notes due April 2025, $400 million of 4.700% Senior Notes due April 2027, $400 million of 4.800% Senior Notes due April 2030, and $500 million of 5.450% Senior Notes due April 2050.

In May 2020, we amended the $800 million revolving credit facility (the “Amended Credit Facility”) to temporarily suspend for the second and third quarters of fiscal 2020 the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. The Amended Credit Facility also established a new temporary minimum liquidity requirement effective for the first quarter of fiscal 2020 and through the end of April 2021. As of August 1, 2020, we were in compliance with these amended covenants.

In May 2020, we entered into an additional $500 million 364-day senior revolving credit facility which expires in April 2021. Interest on borrowings under this facility will be based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin (currently 175 basis points) and is payable quarterly and upon maturity. As of August 1, 2020, we had no borrowings under this facility, and the $500 million credit facility remains in place and available.

The new revolving credit facility is subject to the same minimum liquidity and Consolidated Adjusted Debt to EBITDAR ratio financial covenants as are in the Amended Credit Facility. In addition, the new revolving credit facility contains restrictions on stock repurchases and restrictions on post draw down cash balances on the new revolving credit facility. As of August 1, 2020, we were in compliance with these covenants.

In June 2020, we amended the covenants associated with the $65 million outstanding Series B unsecured senior notes. The amended covenants are consistent with the corresponding covenants in our existing revolving credit facilities. As of August 1, 2020, we were in compliance with these covenants.

We repurchased 1.2 million and 6.6 million shares of common stock for aggregate purchase prices of approximately $132.5 million and $640.3 million during the six month periods ended August 1, 2020 and August 3, 2019, respectively. We also acquired 0.3 million and 0.6 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $32.3 million and $52.3 million during the six month periods ended August 1, 2020 and August 3, 2019, respectively. In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. As of the end of the second quarter of fiscal 2020, we had $1.143 billion remaining under the stock repurchase program. Due to the current economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we suspended our stock repurchase program in March 2020. We have no plans to repurchase any additional shares for the remainder of the fiscal year.

For the six month periods ended August 1, 2020 and August 3, 2019, we paid cash dividends of $101.4 million and $186.6 million, respectively. Due to the current economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we suspended our quarterly dividends in May 2020.

The COVID-19 pandemic and related economic disruptions, including the temporary closure of all of our store locations effective March 20, 2020 through a portion of the second quarter, have and continue to create significant uncertainty and challenges. We believe that existing cash balances, bank credit lines, and trade credit are adequate to meet our near-term operating cash needs and to fund our planned capital investments.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of August 1, 2020:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Recorded contractual obligations:
Senior notes	$—	$65,000	$950,000	$1,300,000	$2,315,000
Short-term debt[2]	802,507	—	—	—	802,507
Operating leases	641,743	1,182,929	800,150	660,407	3,285,229
New York buying office ground lease[3]	5,883	13,562	14,178	943,983	977,606
Unrecorded contractual obligations:
Real estate obligations[4]	8,930	33,671	35,620	109,672	187,893
Interest payment obligations	123,290	213,897	207,556	814,850	1,359,593
Purchase obligations[5]	2,272,543	15,199	3,731	—	2,291,473
Total contractual obligations	$3,854,896	$1,524,258	$2,011,235	$3,828,912	$11,219,301

1 We have a $70.4 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of August 1, 2020.

Senior notes. As of August 1, 2020, we also had outstanding Series B unsecured senior notes in the aggregate principal amount of $65 million, held by various institutional investors. The Series B notes are due in December 2021 and bear interest at 6.530%. Borrowings under these Senior Notes are subject to certain financial covenants that were amended in June 2020, and are consistent with the corresponding covenants in the our existing revolving credit facilities. As of August 1, 2020, we were in compliance with these covenants.

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

Standby letters of credit and collateral trust. We use standby letters of credit outside of our $800 million revolving credit facility in addition to a funded trust to collateralize our insurance obligations. As of August 1, 2020, February 1, 2020, and August 3, 2019, we had $4.2 million, $4.2 million, and $5.5 million, respectively, in standby letters of credit outstanding and $56.7 million, $56.0 million and $55.9 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $10.7 million, $11.2 million, and $28.2 million in trade letters of credit outstanding at August 1, 2020, February 1, 2020, and August 3, 2019, respectively.

Dividends. In May 2020, we announced the suspension of our quarterly dividends.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are more challenging, and actual results could differ materially from our estimates. During the second quarter of fiscal 2020, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2020.

See Note A to the Condensed Consolidated Financial Statements - Summary of Significant Accounting Policies (Recently Adopted Accounting Standards) for information regarding our adoption of ASU 2019-12.

Forward-Looking Statements

This report may contain a number of forward-looking statements regarding, without limitation, the rapidly developing challenges and our plans and responses to the COVID-19 pandemic and related economic disruptions, including adjustments to our operations, planned new store growth, capital expenditures, and other matters. These forward-looking statements reflect our then-current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

Future impact from the ongoing COVID-19 pandemic, and other economic and industry trends that could potentially impact revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks are not limited to but may include:

•The uncertainties and potential for further significant business disruptions arising from the recent and ongoing COVID-19 pandemic, including distribution center closures, store closures, and restrictions on customer access.
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
•Our need to maintain sufficient liquidity to support our continuing operations and our new store openings.

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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of August 1, 2020.

Interest that is payable on our revolving credit facilities is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of August 1, 2020, we had $800 million outstanding under our $800 million revolving credit facility and no borrowings outstanding under our new $500 million 364-day revolving credit facility.

As of August 1, 2020, we have outstanding six series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material impact on our condensed consolidated financial position, results of operations, cash flows, our revolving credit facilities, or the fair values of our short- and long-term investments as of and for the three month or six month periods ended August 1, 2020. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the second fiscal quarter of 2020.

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
The United States and other countries are experiencing a major, prolonged global health pandemic related to the outbreak of a novel strain of coronavirus (COVID-19), with related, severe disruptions to retail operations and supply chains and to general economic activities, as the affected regions have taken dramatic actions, sometimes including mandatory closure of retail operations, in an effort to slow down the spread of the disease. As the COVID-19 pandemic continues, many of our customers and associates are being impacted by recommendations and/or mandates from federal, state, and local authorities to stay home ("shelter in place" or "safer at home"), to avoid non-essential social contact and gatherings of people, and to self-quarantine. We temporarily closed all our store locations, distribution centers, and buying and corporate offices, from March 20, 2020 until mid-May 2020. We instituted “work from home” measures for many of our associates, which remain in effect for many of our headquarters and buying office associates. During May 2020, various states began to allow gradual relaxation of restrictions on activities and a resumption of retail business, and we implemented a phased reopening. By end of June 2020 all of our distribution centers and substantially all of our store locations had reopened. However, the pandemic is not over, and resurgences may occur; store closures may be required again nationally, regionally, or in specific locations. Health officials are warning of possible "second waves" of outbreak and spreading of the disease, which will result in further disruptions and quarantine responses. The situation continues to be unprecedented and rapidly changing, and has unknown duration and severity. We have a concentration of store locations in the States of California, Texas, and Florida; together those states include more than fifty percent of our stores, and they have each reported increasing number of cases in recent months. More than half of our distribution centers and warehouses are located in California. A required closure of these facilities would be very disruptive to our ability to supply merchandise to our stores. The temporary closure of our stores has already resulted in a significant loss of sales and profits and has had material adverse effects on our financial condition. In addition, the COVID-19 pandemic may potentially adversely affect our ability to adequately staff our distribution centers, our stores, our merchant and other support operations. Further, the COVID-19 pandemic has severely impacted China and other countries, which may also adversely affect our ability to access and ship products from the impacted countries. The prolonged, widespread pandemic has adversely impacted global economies and financial markets, which has resulted in an economic downturn that may reduce consumer demand for our products. The extent of the impact from the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and spread of the outbreak within the U.S., regional surges in infection, the response by all levels of government in their efforts to contain the outbreak and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Such impacts have and are expected to adversely affect our profitability, cash flows, financial results, and our capital resources.

We need to successfully implement new health and safety measures in our stores and distribution centers, and across all our operations, to comply with new regulatory requirements and with the goal of keeping our customers and associates safe from the spread of the COVID-19 virus without disruptions to our operations.
We have implemented a variety of measures in our stores locations, distribution centers, and other facilities, with the goal of keeping our associates, customers, and the communities we serve safe from spreading the COVID-19 virus. These measures include additional cleaning and sanitation of stores and workspaces, return merchandise quarantining, providing associates with personal protective equipment based on CDC or other federal, state, or local health guidelines, and implementing physical distancing practices, in our stores, distribution centers, and in our other operations. This is very challenging to do, and there is significant risk, incremental costs, and uncertainty regarding implementation requirements. Not only are these measures new and evolving, but they often require change to established habits and patterns of behavior by large groups of people, who may not fully understand or agree with the requested changes. Whatever measures we adopt, there will also be challenges in effecting consistent compliance by our customers and our associates. We will need to adapt and change these measures over time and as we learn from experience. And despite our efforts and best intentions, incidents of infection will occur at our stores, distribution centers, or in our other facilities, potentially resulting in serious illness for those affected, including our associates. This may result in required temporary closure of specific stores, distribution centers, or other facilities, and in temporary or longer term loss of key personnel during illness, and potential supply chain disruptions. We may also face claims (with or without merit) that our retail stores or our other facilities and workplaces are operating in an unsafe manner or are not in compliance with applicable laws and regulations. Any such incidents may adversely affect our operating results, increase our costs, and damage our reputation and competitive position.

We are subject to impacts from the macro-economic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income. The COVID-19 pandemic may have prolonged and significant negative effects on consumer confidence, shopping behavior, and spending, which may adversely affect our sales and gross margins.
Consumer spending habits for the merchandise we sell are affected by many factors. Currently, the repercussions from the COVID-19 pandemic are unknown and present significant risks and uncertainty. There is significant uncertainty over consumer behavior and shopping patterns as the pandemic continues and as different regions experience surges. Other factors include levels of unemployment, federal stimulus programs, salaries and wage rates, prevailing economic conditions, recession and fears of recession, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, inflation, consumer confidence in future economic conditions, consumer perceptions of personal well-being and security, availability of consumer credit, consumer debt levels, and consumers’ disposable income. The COVID-19 pandemic, and other potential, adverse developments in any of these areas could reduce demand for our merchandise, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States and its territories, so we are especially susceptible to changes in the U.S. economy.

In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage. As a result of our recent temporary store closures and potential changes in shopping behaviors due to the COVID-19 pandemic, we are at significant risk for inventory imbalances and the potential for significantly higher than normal levels of markdowns to sell through our inventory, which would negatively affect our gross margins and our operating results.
We purchase the majority of our inventory based on our sales plans. If actual demand is lower than our sales plans, we may experience excess inventory levels and need to take markdowns on excess or slow-moving inventory, resulting in decreased profit margins. We also may have insufficient fresh inventory to meet current customer demand, leading to lost sales opportunities. As a result of the temporary closure of our stores in response to the COVID-19 pandemic, we were unable to sell our inventory in a timely manner according to our plans as to seasonal demand and consumer preferences. As a result, a higher than planned portion of our inventory was out of season when we reopened our stores starting in May 2020. Although we have now substantially sold through the aged inventory from that initial reopening phase, the pandemic may cause changes in shopping behavior so that our predictions and sales plans are less accurate, and that may lead us to have higher than usual levels of slow-moving or non-salable inventory at our prior planned price levels. We would need to aggressively and progressively reduce our selling prices in order to clear out that inventory, which would result in decreased profit margins or losses on sales of that inventory, and adversely affect our results of operations in future periods.

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

We are subject to impacts from instances of damage to our stores and losses of merchandise accompanying protests or demonstrations, which may result in temporary store closures.
There have been recent demonstrations and protests in cities throughout the United States. While they have generally been peaceful, in some locations they have been accompanied by violence, damage to retail stores, and the loss of merchandise. While generally subject to coverage by insurance, the repair of damage to our stores and replacement of merchandise may also increase our costs and temporarily disrupt store operations, and we may incur increased operating costs for additional security. Governmental authorities in affected cities and regions may take actions in an effort to protect people and property while permitting lawful and non-violent protests, including curfews and restrictions on business operations, which may be disruptive to our operations and may also harm consumer confidence and perceptions of personal well-being and security, which may negatively affect our sales.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2020 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
May
(5/03/2020 - 5/30/2020)	—	$0.00	—	$1,142,533
June
(5/31/2020 - 7/04/2020)	308	$92.48	—	$1,142,533
July
(7/05/2020 - 8/01/2020)	—	$0.00	—	$1,142,533
Total	308	$0.00	—	$1,142,533

1 We acquired 308 shares of treasury stock during the quarter ended August 1, 2020, which relates to shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. No shares were repurchased under our publicly announced stock repurchase program.

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

10.1	First Amendment to Note Purchase Agreement dated as of June 30, 2020.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 9, 2020.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 9, 2020	By:	/s/Travis R. Marquette
Travis R. Marquette
Group Senior Vice President and Chief Financial Officer, and Principal Accounting Officer