Form 10-Q
period 2020-10-31
ROSS STORES, INC.
filed 2020-12-09
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 13, 2020 was 356,463,102.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Sales	$3,754,509	$3,849,117	$8,281,894	$11,625,628

Costs and Expenses
Cost of goods sold	2,711,419	2,766,432	6,681,530	8,311,950
Selling, general and administrative	877,857	604,605	1,812,657	1,754,825
Interest expense (income), net	28,740	(4,402)	64,261	(14,819)
Total costs and expenses	3,618,016	3,366,635	8,558,448	10,051,956

Earnings (loss) before taxes	136,493	482,482	(276,554)	1,573,672
Provision (benefit) for taxes on earnings (loss)	5,296	111,550	(123,956)	368,877
Net earnings (loss)	$131,197	$370,932	$(152,598)	$1,204,795

Earnings (loss) per share
Basic	$0.37	$1.04	$(0.43)	$3.35
Diluted	$0.37	$1.03	$(0.43)	$3.32

Weighted-average shares outstanding (000)
Basic	352,481	356,879	352,320	359,919
Diluted	354,457	359,299	352,320	362,455

Store count at end of period	1,869	1,810	1,869	1,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
($000, unaudited)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net earnings (loss)	$131,197	$370,932	$(152,598)	$1,204,795

Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$131,197	$370,932	$(152,598)	$1,204,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Current Assets
Cash and cash equivalents	$4,416,124	$1,351,205	$1,142,709
Accounts receivable	122,654	102,236	124,853
Merchandise inventory	1,630,390	1,832,339	2,168,796
Prepaid expenses and other	347,399	147,048	170,304
Total current assets	6,516,567	3,432,828	3,606,662

Property and Equipment
Land and buildings	1,185,442	1,177,262	1,173,131
Fixtures and equipment	3,201,940	3,115,003	3,032,151
Leasehold improvements	1,243,755	1,219,736	1,199,591
Construction-in-progress	372,950	189,536	145,756
	6,004,087	5,701,537	5,550,629
Less accumulated depreciation and amortization	3,297,203	3,048,101	2,984,747
Property and equipment, net	2,706,884	2,653,436	2,565,882

Operating lease assets	3,132,056	3,053,782	3,042,298
Other long-term assets	215,159	208,321	200,999
Total assets	$12,570,666	$9,348,367	$9,415,841

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,426,390	$1,296,482	$1,480,205
Accrued expenses and other	655,408	462,111	496,623
Current operating lease liabilities	590,122	564,481	559,433
Accrued payroll and benefits	269,709	364,435	321,977
Income taxes payable	—	14,425	—
Total current liabilities	3,941,629	2,701,934	2,858,238

Long-term debt	2,512,037	312,891	312,778
Non-current operating lease liabilities	2,672,139	2,610,528	2,601,372
Other long-term liabilities	290,795	214,086	225,934
Deferred income taxes	135,029	149,679	140,740

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 356,449,000, 356,775,000 and 359,378,000 shares, respectively	3,564	3,568	3,594
Additional paid-in capital	1,546,078	1,458,307	1,435,713
Treasury stock	(478,419)	(433,328)	(429,583)
Retained earnings	1,947,814	2,330,702	2,267,055
Total stockholders’ equity	3,019,037	3,359,249	3,276,779
Total liabilities and stockholders’ equity	$12,570,666	$9,348,367	$9,415,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity

	Nine Months Ended October 31, 2020
			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at February 1, 2020	356,775	$3,568	$1,458,307	$(433,328)	$2,330,702	$3,359,249
Net loss	—	—	—	—	(305,842)	(305,842)
Common stock issued under stock
plans, net of shares
used for tax withholding	318	3	5,441	(32,317)	—	(26,873)
Stock-based compensation	—	—	24,739	—	—	24,739
Common stock repurchased	(1,171)	(12)	(3,576)	—	(128,879)	(132,467)
Dividends declared ($0.285 per share)	—	—	—	—	(101,414)	(101,414)
Balance at May 2, 2020	355,922	$3,559	$1,484,911	$(465,645)	$1,794,567	$2,817,392
Net earnings	—	—	—	—	22,047	22,047
Common stock issued under stock
plans, net of shares
used for tax withholding	84	1	5,630	(29)	—	5,602
Stock-based compensation	—	—	22,158	—	—	22,158
Balance at August 1, 2020	356,006	$3,560	$1,512,699	$(465,674)	$1,816,614	$2,867,199
Net earnings	—	—	—	—	131,197	131,197
Common stock issued under stock
plans, net of shares
used for tax withholding	443	4	6,009	(12,745)	3	(6,729)
Stock-based compensation	—	—	27,370	—	—	27,370
Balance at October 31, 2020	356,449	$3,564	$1,546,078	$(478,419)	$1,947,814	$3,019,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity

	Nine Months Ended November 2, 2019
			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at February 2, 2019	368,242	$3,682	$1,375,965	$(372,663)	$2,298,762	$3,305,746
Net earnings	—	—	—	—	421,142	421,142
Cumulative effect of adoption of
accounting standard
(leases), net	—	—	—	—	(19,614)	(19,614)
Common stock issued under stock
plans, net of shares
used for tax withholding	390	4	5,291	(50,880)	—	(45,585)
Stock-based compensation	—	—	19,689	—	—	19,689
Common stock repurchased	(3,372)	(33)	(9,387)	—	(310,710)	(320,130)
Dividends declared ($0.255 per share)	—	—	—	—	(93,722)	(93,722)
Balance at May 4, 2019	365,260	$3,653	$1,391,558	$(423,543)	$2,295,858	$3,267,526
Net earnings	—	—	—	—	412,721	412,721
Common stock issued under stock
plans, net of shares
used for tax withholding	98	1	5,610	(1,469)	—	4,142
Stock-based compensation	—	—	24,924	—	—	24,924
Common stock repurchased	(3,192)	(32)	(9,116)	—	(310,981)	(320,129)
Dividends declared ($0.255 per share)	—	—	—	—	(92,920)	(92,920)
Balance at August 3, 2019	362,166	$3,622	$1,412,976	$(425,012)	$2,304,678	$3,296,264
Net earnings	—	—	—	—	370,932	370,932
Common stock issued under stock
plans, net of shares
used for tax withholding	227	2	5,543	(4,571)	—	974
Stock-based compensation	—	—	25,987	—	—	25,987
Common stock repurchased	(3,015)	(30)	(8,793)	—	(316,827)	(325,650)
Dividends declared ($0.255 per share)	—	—	—	—	(91,728)	(91,728)
Balance at November 2, 2019	359,378	$3,594	$1,435,713	$(429,583)	$2,267,055	$3,276,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	October 31, 2020	November 2, 2019
Cash Flows From Operating Activities
Net (loss) earnings	$(152,598)	$1,204,795
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	268,193	255,089
Loss on early extinguishment of debt	239,769	—
Stock-based compensation	74,267	70,600
Deferred income taxes	(14,650)	23,070
Change in assets and liabilities:
Merchandise inventory	201,949	(418,354)
Other current assets	(31,732)	(46,161)
Accounts payable	1,126,574	305,648
Other current liabilities	118,679	43,968
Income taxes	(119,513)	(42,619)
Operating lease assets and liabilities, net	8,979	12,911
Other long-term, net	63,206	1,983
Net cash provided by operating activities	1,783,123	1,410,930

Cash Flows From Investing Activities
Additions to property and equipment	(339,545)	(401,251)
Proceeds from investments	—	517
Net cash used in investing activities	(339,545)	(400,734)

Cash Flows From Financing Activities
Net proceeds from issuance of short-term debt	805,601	—
Payments of short-term debt	(804,972)	—
Net proceeds from issuance of long-term debt	2,965,115	—
Payments of long-term debt	(775,009)	—
Payments of debt extinguishment and debt issuance costs	(232,000)	—
Issuance of common stock related to stock plans	17,088	16,451
Treasury stock purchased	(45,091)	(56,920)
Repurchase of common stock	(132,467)	(965,909)
Dividends paid	(101,411)	(278,370)
Net cash provided by (used in) financing activities	1,696,854	(1,284,748)

Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	3,140,432	(274,552)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	1,411,410	1,478,079
End of period	$4,551,842	$1,203,527

Supplemental Cash Flow Disclosures
Interest paid	$70,347	$10,560
Income taxes paid	$10,207	$388,426
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended October 31, 2020 and November 2, 2019
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 31, 2020 and November 2, 2019, the results of operations, comprehensive income (loss), and stockholders' equity for the three and nine month periods ended October 31, 2020 and November 2, 2019, and cash flows for the nine month periods ended October 31, 2020 and November 2, 2019. The Condensed Consolidated Balance Sheet as of February 1, 2020, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income (loss), and stockholders' equity for the three and nine month periods ended October 31, 2020 and November 2, 2019 and cash flows for the nine month periods ended October 31, 2020 and November 2, 2019 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revenue recognition. All of the Company's store locations, its primary source of revenue, were temporarily closed from March 20, 2020 through a portion of the second fiscal quarter of 2020 due to the COVID-19 pandemic. The Company started a phased reopening of its stores on May 14, 2020. On average, the Company's stores were open for about 75 percent of the second quarter, with the vast majority of its store locations open and operating by the end of June 2020 and throughout the third quarter. The following sales mix table disaggregates revenue by merchandise category for the three and nine month periods ended October 31, 2020 and November 2, 2019:

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	[1]	November 2, 2019
Home Accents and Bed and Bath	26%	24%	26%		24%
Ladies	23%	26%	24%		27%
Men's	15%	14%	14%		14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	15%	13%	14%		13%
Shoes	12%	14%	13%		14%
Children's	9%	9%	9%		8%
Total	100%	100%	100%		100%
[1] Sales mix for the nine month period ended October 31, 2020 represents sales for the period the stores were open.

Cash, restricted cash, and restricted investments. Restricted cash, cash equivalents, and investments serve as collateral for certain insurance and trade payable obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The classification between current and long-term is based on the timing of expected payments of the obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	October 31, 2020	February 1, 2020	November 2, 2019
Cash and cash equivalents	$4,416,124	$1,351,205	$1,142,709
Restricted cash and cash equivalents included in:
Prepaid expenses and other	85,322	10,235	10,947
Other long-term assets	50,396	49,970	49,871
Total restricted cash and cash equivalents	135,718	60,205	60,818
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,551,842	$1,411,410	$1,203,527

Property and equipment. As of October 31, 2020 and November 2, 2019, the Company had $22.4 million and $11.1 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

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

Supplemental cash flow disclosures related to leases: Operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended		Nine Months Ended
($000)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease assets obtained in exchange for new operating lease liabilities	$225,345	$251,465	$509,696	$586,840

Cash dividends. The Company’s Board of Directors declared a cash dividend of $0.285 per common share in March 2020, and $0.255 per common share in March, May, August, and November 2019, respectively.

In May 2020, the Company suspended its quarterly dividends.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class/representative action litigation remains pending as of October 31, 2020.

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

Recently issued accounting standards. The Company considers the applicability and impact of all ASUs issued by the FASB. For the three and nine month periods ended October 31, 2020, the ASUs issued by the FASB were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial results.

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

There were no transfers between Level 1 and Level 2 categories during the three and nine month periods ended October 31, 2020. The fair value of the Company’s financial instruments are as follows:

($000)	October 31, 2020	February 1, 2020	November 2, 2019
Cash and cash equivalents (Level 1)	$4,416,124	$1,351,205	$1,142,709

Restricted cash and cash equivalents (Level 1)	$135,718	$60,205	$60,818

Investments (Level 2)	$8	$8	$8

The underlying assets in the Company’s non-qualified deferred compensation program as of October 31, 2020, February 1, 2020, and November 2, 2019 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	October 31, 2020	February 1, 2020	November 2, 2019
Level 1	$134,991	$134,440	$129,461
Level 2	10,391	7,003	7,409
Total	$145,382	$141,443	$136,870

Note C: Management Incentive Plan and Stock-Based Compensation

Management incentive plan and performance share award modifications. In August 2020, the Compensation Committee of the Board of Directors approved modifications to the performance measurement goals for the management incentive plan and the performance share award program for fiscal 2020, to be based on the attainment of specific management priorities related to their response to business challenges from COVID-19, as measured and approved by the Compensation Committee, as an alternative to the previously established profitability-based performance goals. As of October 31, 2020, the Company has established an accrual for this incentive compensation based on the Compensation Committee's assessment of progress towards achievement of these specific priorities.

Stock-based compensation. For the three and nine month periods ended October 31, 2020 and November 2, 2019, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Restricted stock	$17,330	$15,030	$51,450	$39,388
Performance awards	8,979	9,979	19,801	28,308
Employee stock purchase plan	1,061	978	3,016	2,904
Total	$27,370	$25,987	$74,267	$70,600

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended October 31, 2020 and November 2, 2019, is as follows:

	Three Months Ended		Nine Months Ended
Statements of Operations Classification ($000)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Cost of goods sold	$13,767	$13,823	$38,282	$40,757
Selling, general and administrative	13,603	12,164	35,985	29,843
Total	$27,370	$25,987	$74,267	$70,600

The tax benefits related to stock-based compensation expense for the three and nine month periods ended October 31, 2020 were $5.1 million and $15.3 million, respectively. The tax benefits related to stock-based compensation expense for the three and nine month periods ended November 2, 2019 were $5.5 million and $14.2 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and nine month periods ended October 31, 2020 and November 2, 2019, shares purchased by the Company for tax withholding totaled 142,350 and 492,171, and 42,300 and 612,924, respectively, and are considered treasury shares which are available for reissuance.

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

As of October 31, 2020, shares related to unvested restricted stock and performance share awards totaled 4.3 million shares. A summary of restricted stock and performance share award activity for the nine month period ended October 31, 2020, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at February 1, 2020	4,394	$76.20
Awarded	1,118	94.42
Released	(1,229)	65.65
Forfeited	(20)	81.67
Unvested at October 31, 2020	4,263	$83.99

The unamortized compensation expense at October 31, 2020, was $178.2 million, which is expected to be recognized over a weighted-average remaining period of 2.1 years. The unamortized compensation expense at November 2, 2019, was $169.6 million, which was expected to be recognized over a weighted-average remaining period of 2.2 years.

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

For the three month period ended October 31, 2020, approximately 80,600 weighted-average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented. For the nine month period ended October 31, 2020, basic and diluted EPS were the same due to the Company's net loss. For the three and nine month periods ended November 2, 2019, approximately 11,800 and 19,100, respectively, weighted-average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
October 31, 2020
Shares	352,481	1,976	354,457	352,320	—	352,320
Amount	$0.37	$—	$0.37	$(0.43)	$—	$(0.43)

November 2, 2019
Shares	356,879	2,420	359,299	359,919	2,536	362,455
Amount	$1.04	$(0.01)	$1.03	$3.35	$(0.03)	$3.32

Note E: Debt

Long-term debt. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	October 31, 2020	February 1, 2020	November 2, 2019
6.530% Series B Senior Notes due 2021	$64,883	$64,963	$64,958
3.375% Senior Notes due 2024	248,256	247,928	247,820
4.600% Senior Notes due 2025	694,310	—	—
0.875% Senior Notes due 2026	493,297	—	—
4.700% Senior Notes due 2027	238,944	—	—
4.800% Senior Notes due 2030	132,220	—	—
1.875% Senior Notes due 2031	493,998	—	—
5.450% Senior Notes due 2050	146,129	—	—
Total long-term debt	$2,512,037	$312,891	$312,778

Senior notes. As of October 31, 2020, the Company had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million held by various institutional investors. The Series B notes are due in December 2021, and bear interest at 6.530%. Borrowings under these Senior Notes are subject to certain financial covenants that were amended in June 2020, and are consistent with the corresponding covenants in the Company's existing revolving credit facility. As of October 31, 2020, the Company was in compliance with these covenants.

As of October 31, 2020, the Company also had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

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

In October 2020, the Company accepted for purchase approximately $775 million in aggregate principal amount of senior notes pursuant to cash tender offers as follows: $351 million of the 2050 Notes, $266 million of the 2030 Notes, and $158 million of the 2027 Notes. The Company paid approximately $1.003 billion aggregate consideration (including transaction costs, and accrued and unpaid interest) and recorded an approximately $240 million loss on the early extinguishment for the accepted notes.

In October 2020, the Company issued an aggregate of $1.0 billion in unsecured senior notes in two tenors as follows: 0.875% Senior Notes due April 2026 (the "2026 Notes") with an aggregate principal amount of $500 million and 1.875% Senior Notes due April 2031 (the "2031 Notes") with an aggregate principal amount of $500 million. Cash proceeds, net of discounts and other issuance costs, were approximately $987.2 million. Interest on the 2026 and 2031 Notes is payable semi-annually beginning April 2021. The Company used the net proceeds from the offering of the 2026 and 2031 Notes to fund the purchase of the accepted notes from its tender offers.

The Series B and all of the Senior Notes are subject to prepayment penalties for early payment of principal.

As of October 31, 2020, February 1, 2020, and November 2, 2019, total unamortized discount and debt issuance costs were $28.0 million, $2.1 million, and $2.2 million, respectively, and were classified as a reduction of Long-term debt.

As of October 31, 2020, the aggregate fair value of the eight outstanding series of Senior Notes was approximately $2.8 billion. As of February 1, 2020 and November 2, 2019, the aggregate fair value of the two then outstanding series of Senior Notes was approximately $335 million and $333 million, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Revolving credit facilities. In July 2019, the Company entered into an $800 million unsecured revolving credit facility, which replaced the Company’s previous $600 million unsecured revolving credit facility. This current credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company's option, for up to two additional one year periods, subject to customary conditions.

In March 2020, the Company borrowed $800 million available under its revolving credit facility. Interest on the loan was based on LIBOR plus 0.875% (or 1.76%).

In May 2020, the Company amended its $800 million unsecured revolving credit facility (the “Amended Credit Facility”) to temporarily suspend, for the second and third quarters of fiscal 2020, the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. The Amended Credit Facility also established a new temporary minimum liquidity requirement, effective for the first quarter of fiscal 2020 and through the end of April 2021. As of October 31, 2020, the Company was in compliance with these amended covenants.

In October 2020, the Company repaid in full the $800 million it borrowed under the unsecured revolving credit facility. As a result, the Company currently has no borrowings or standby letters of credit outstanding under this facility, and the $800 million credit facility remains in place and available.

In May 2020, the Company also entered into an additional $500 million 364-day senior revolving credit facility which was scheduled to expire in April 2021. In October 2020, the Company terminated this senior revolving credit facility. The Company had no borrowings under that credit facility at any time.

The table below shows the components of interest expense and income for the three and nine month periods ended October 31, 2020 and November 2, 2019:

	Three Months Ended		Nine Months Ended
($000)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Interest expense on long-term debt	$27,826	$3,284	66,338	$9,850
Interest expense on short-term debt	2,565	—	7,861	—
Other interest expense	2,535	216	3,844	756
Capitalized interest	(3,856)	(1,186)	(9,359)	(3,069)
Interest income	(330)	(6,716)	(4,423)	(22,356)
Interest expense (income), net	$28,740	$(4,402)	$64,261	$(14,819)

Note F: Taxes on Earnings (Loss)

On March 27, 2020, the CARES Act was signed into law. The CARES Act made several significant changes to business tax provisions including modifications for net operating losses, employee retention credits, and deferral of employer payroll tax payments. The modifications for net operating losses eliminate the taxable income limitation for certain net operating losses and allow the carry back of net operating losses arising in 2018, 2019, and 2020 to the five prior tax years, respectively.

The Company's effective tax rates for the three month periods ended October 31, 2020 and November 2, 2019, were approximately 4% and 23%, respectively. The decrease in the effective tax rate of 19% for the three month period ended October 31, 2020 compared to the three month period ended November 2, 2019 was primarily due to fluctuations in forecasted pre-tax earnings. The Company's effective tax rates for the nine month periods ended October 31, 2020 and November 2, 2019, were approximately 45% and 23%, respectively. The increase in the effective tax rate of 22% for the nine month period ended October 31, 2020 compared to the nine month period ended November 2, 2019 was primarily due to a pre-tax loss for the nine month period ended October 31, 2020. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and uncertain tax positions.

As of October 31, 2020, February 1, 2020, and November 2, 2019, the reserves for unrecognized tax benefits were $76.1 million, $67.1 million, and $83.4 million, inclusive of $9.4 million, $7.2 million, and $13.9 million of related interest and penalties, respectively. In November 2019, the Company resolved uncertain tax positions with a tax authority. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $16.2 million, inclusive of $6.6 million of related reserves for interest and penalties. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $60.6 million would impact the Company’s effective tax rate. It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $10.1 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2017 through 2019. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2015 through 2019. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 31, 2020 and November 2, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), and stockholders' equity for the three and nine month periods ended October 31, 2020 and November 2, 2019, and cash flows for the nine month periods ended October 31, 2020 and November 2, 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
December 9, 2020

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,594 locations in 40 states, the District of Columbia and Guam as of October 31, 2020. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 275 dd’s DISCOUNTS stores in 21 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

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

The vast majority of our store locations and all our distribution centers were open and operating by the end of June 2020 and throughout the third quarter, though our stores were operating on shorter hours for a period of time compared to the prior year. All our distribution centers were reopened by the end of May 2020.

The impacts from the COVID-19 pandemic and the related economic disruption have had a material adverse impact on our results of operations, financial position, and cash flows in fiscal 2020. The condensed consolidated results reflect the significant revenue decline and other impacts from our temporary store closures (for approximately half of the first quarter and 25 percent of the second quarter). Core business results improved during the third quarter; however, we expect material adverse effects from the pandemic to continue through the current fiscal year and potentially beyond. This will cause our results for interim periods throughout fiscal 2020 to not be comparable to our results in the corresponding prior year periods.

The temporary closure of all our stores significantly impacted our ability to sell seasonal inventory in a timely manner. As we reopened our stores and resumed operations in the middle of the second quarter, a significant portion of the merchandise in our stores was aged and out of season. We took deep markdowns to sell through this inventory. During the initial reopenings, sales were ahead of our conservative plans as we benefited from pent-up consumer demand and aggressive markdowns. In the weeks after reopening, sales trends were negatively affected by depleted store inventory levels while we were ramping up our buying and distribution capabilities. During the third quarter, sales improved substantially compared to the second quarter. This was driven by several factors, including an improvement in our merchandise assortments, a later back-to-school season, stronger performance in our larger markets, and our return to more normal store hours.

The ongoing effect of the pandemic on consumer behavior and spending patterns remains highly uncertain. Despite the initial surge in customer demand as our stores reopened, we expect customer demand to be generally suppressed for an extended period. In addition, there are currently resurgences in the spread of COVID-19 throughout the United States, which may also recur in the future, in one or more regions, and which have and could require our stores and distribution centers to temporarily close again nationally, regionally, or in specific locations. These closures would further negatively impact our revenue and operations.

In response to COVID-19, we incurred various costs to reopen our stores and distribution centers, and we incur ongoing operating costs for additional processes and procedures to facilitate social distancing, to enhance cleaning and sanitation activities, and to provide personal protective equipment to our associates. These actions, combined with various other actions taken to reduce costs, resulted in approximately $25 million and $90 million of additional net costs in the three and nine month periods ended October 31, 2020, respectively. We expect to incur higher operating costs related to our response to COVID-19 on an ongoing basis.

To preserve our financial liquidity and enhance our financial flexibility, we borrowed $800 million from our revolving credit facility in March 2020, completed a $2.0 billion senior notes offering in April 2020, and entered into a new $500 million 364-day senior revolving credit facility in May 2020. In the third quarter of fiscal 2020, we refinanced $775 million in aggregate principal amount of our higher interest senior notes with the issuance of $1.0 billion in aggregate principal amount of lower interest rate senior notes. This action significantly reduced the annual interest expense and total cash outlays over the life of the debt. In addition to the senior notes refinancing, during the third quarter, we also took several other actions to reduce our ongoing debt costs, including the repayment of the $800 million revolving credit facility and termination of the undrawn $500 million 364-day senior revolving credit facility.

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

In May 2020, in connection with the phased reopening of our store and distribution center locations, we began recalling many of these furloughed associates as they were able to resume productive work. As of October 2020, with all of our stores and all distribution centers reopened, the majority of these associates have returned to work.

Beginning in May 2020, we suspended rent payments associated with the leases for our temporarily closed stores. During the second and third quarters of fiscal 2020, we negotiated rent deferrals and/or rent abatements (primarily for second quarter lease payments) for a significant number of our stores. The repayment of the deferrals will be at later dates, primarily in fiscal 2021. We have recorded accruals for rent payment deferrals and have recorded rent abatements associated with the second and third quarters as a reduction of variable lease costs.

Given the unprecedented impact the COVID-19 pandemic has had on our business, and the continued uncertainty surrounding the pandemic, including its unknown duration and severity and potential for resurgence, and the unknown overall impact on consumer demand and store productivity, we expect that impacts from the COVID-19 pandemic and the related economic disruption will have a material adverse impact on our consolidated results of operations, financial position, and cash flows throughout the remainder of fiscal 2020 and potentially beyond.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended October 31, 2020 and November 2, 2019:

	Three Months Ended				Nine Months Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
Sales
Sales (millions)	$3,755		$3,849		$8,282		$11,626
Sales (decline) growth	(2.5%)		8.4%		(28.8%)		6.9%
Comparable store sales (decline) growth	(3%)	[1]	5%	[1]	n/a	[2]	3%	[1]

Costs and expenses (as a percent of sales)
Cost of goods sold	72.2%		71.9%		80.7%		71.5%
Selling, general and administrative	23.4%		15.7%		21.9%		15.1%
Interest expense (income), net	0.8%		(0.1%)		0.8%		(0.1%)

Earnings (loss) before taxes (as a percent of sales)	3.6%		12.5%		(3.4%)		13.5%

Net earnings (loss) (as a percent of sales)	3.5%		9.6%		(1.8%)		10.4%
[1] Comparable store sales represents sales from stores that have been open for more than 14 complete months.
[2] Given that stores were open for less than seven weeks of the 13-week period ended May 2, 2020, the comparable store sales metric for the nine months ended October 31, 2020, is not meaningful.

Stores. In response to the impacts from the COVID-19 pandemic, we have reduced our planned new store openings for fiscal 2020. We did not open any new stores in the second quarter of fiscal 2020, and opened 39 stores in the third quarter. Our longer term expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	Three Months Ended				Nine Months Ended
Store Count	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
Beginning of the period	1,832		1,772		1,805		1,717
Opened in the period	39	[1]	42		66	[1]	98
Closed in the period	(2)		(4)	[2]	(2)		(5)	[2]
End of the period	1,869		1,810		1,869		1,810

[1] Includes the reopening of a store previously temporarily closed due to a weather event.
[2] Includes a temporary closure of a store impacted by a weather event.

Sales. Sales for the three month period ended October 31, 2020, decreased $94.6 million, or 2.5%, compared to the three month period ended November 2, 2019. This was primarily due to COVID-19's negative impact on customer demand which resulted in a 3% decline in comparable store sales. We opened 59 net new stores between November 2, 2019 and October 31, 2020, which partially offset the comparable store sales decline.

Sales for the nine month period ended October 31, 2020, decreased $3.3 billion, or 28.8%, compared to the nine month period ended November 2, 2019. This was primarily due to the negative impact from store closures during the March 2020 to June 2020 period and COVID-19's negative impact on customer demand. We opened 59 net new stores between

November 2, 2019 and October 31, 2020. The sales from these stores partially offset the sales decline while the stores were open in the period.

Comparable store sales. For the three month period ended October 31, 2020, comparable store sales represents sales from stores that have been open for more than 14 complete months. For the three month period ended October 31, 2020, comparable store sales were down 3%. Comparable stores sales were impacted by COVID-19's negative impact on customer demand and by other factors. Given that stores were open for less than seven weeks of the 13-week period ended May 2, 2020, the comparable store sales metric for the nine month period ended October 31, 2020, is not meaningful.

Our sales mix for the three and nine month periods ended October 31, 2020 and November 2, 2019 is shown below:

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	[1]	November 2, 2019
Home Accents and Bed and Bath	26%	24%	26%		24%
Ladies	23%	26%	24%		27%
Men's	15%	14%	14%		14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	15%	13%	14%		13%
Shoes	12%	14%	13%		14%
Children's	9%	9%	9%		8%
Total	100%	100%	100%		100%
[1] Sales mix for the nine month period ended October 31, 2020 represents sales for the period the stores were open.

Our historic strategies and store expansion program have contributed to our sales gains in the past. However, given the impacts from the COVID-19 pandemic on our results for the first nine months of fiscal 2020, and the significant ongoing impacts and uncertainties, including the unknown overall impact on consumer demand and shopping behavior, and the unknown duration of the pandemic and potential responses to it (which may require stores and distribution centers to close again nationally, regionally, or in specific locations), we cannot be sure that our strategies and resumption of our store expansion program will result in a continuation of our historical sales growth or in a recovery of, or an increase in, net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended October 31, 2020, decreased $55.0 million compared to the same period in the prior year, primarily due to lower sales resulting from COVID-19's negative impact on customer demand.

Cost of goods sold as a percentage of sales for the three month period ended October 31, 2020, increased approximately 35 basis points from the same period in the prior year, primarily due to a 90 basis point increase in freight costs, a 70 basis point increase in distribution expenses, a 40 basis point increase in buying costs, and a 25 basis point deleveraging of occupancy costs. These increases were partially offset by a 190 basis point improvement in merchandise margin.

Cost of goods sold for the nine month period ended October 31, 2020, decreased $1.6 billion compared to the same period in the prior year, mainly due to the lower sales from the closing of all store locations starting on March 20, 2020 through a portion of the second quarter of fiscal 2020, COVID-19's negative impact on customer demand post store reopenings, and the temporary furlough of most hourly associates in our distribution centers and some associates in our buying offices. These decreases were partially offset by higher markdowns used to clear aged and seasonal inventory, expenditures for COVID-19 related measures, and higher packaway-related expenses.

Selling, general and administrative expenses. For the three month period ended October 31, 2020, selling, general and administrative expenses ("SG&A") increased $273.3 million compared to the same period in the prior year, primarily due to approximately $240 million in long-term debt refinancing costs, and COVID-related expenses for supplies, cleaning, and payroll related to additional safety protocols.

Selling, general and administrative expenses as a percentage of sales for the three month period ended October 31, 2020, increased 765 basis points, which includes a 640 basis point impact from the long-term debt refinancing costs, a 65 basis point impact from higher COVID-related operating costs, and a 60 basis point impact from the deleveraging effect from the decline in same store sales.

For the nine month period ended October 31, 2020, selling, general and administrative expenses increased $57.8 million compared to the same period in the prior year, primarily due to approximately $240 million in long-term debt refinancing costs, COVID-related expenses for supplies, cleaning, and payroll-related to additional safety protocols, and payments to associates while our stores were closed (net of employee retention credits under the CARES Act), partially offset by payroll-related cost reduction measures in response to the COVID-19 pandemic (including the temporary furlough of most hourly associates in our stores prior to reopening, and some associates in our corporate offices), and reductions in non-business critical operating expenses.

Interest expense (income), net. Interest expense (income), net for the three and nine month periods ended October 31, 2020, increased $33.1 million and $79.1 million, respectively, compared to the same periods in the prior year. These increases were primarily due to higher interest expense on long-term debt due to the issuance of Senior Notes in April 2020 and October 2020 (net of repurchase of Senior Notes), lower interest income due to lower interest rates, and higher interest expense on short-term debt due to the draw down on our $800 million revolving credit facility in March 2020 (which was subsequently repaid in October 2020), partially offset by higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center. Interest expense (income), net for the three and nine month periods ended October 31, 2020 and November 2, 2019, consists of the following:

	Three Months Ended		Nine Months Ended
($000)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Interest expense on long-term debt	$27,826	$3,284	$66,338	$9,850
Interest expense on short-term debt	2,565	—	7,861	—
Other interest expense	2,535	216	3,844	756
Capitalized interest	(3,856)	(1,186)	(9,359)	(3,069)
Interest income	(330)	(6,716)	(4,423)	(22,356)
Interest expense (income), net	$28,740	$(4,402)	$64,261	$(14,819)

Taxes on earnings (loss). On March 27, 2020, the CARES Act was signed into law. The CARES Act made several significant changes to business tax provisions including modifications for net operating losses, employee retention credits, and deferral of employer payroll tax payments. The modifications for net operating losses eliminate the taxable income limitation for certain net operating losses and allow the carry back of net operating losses arising in 2018, 2019, and 2020 to the five prior tax years, respectively.

Our effective tax rates for the three month periods ended October 31, 2020 and November 2, 2019, were approximately 4% and 23%, respectively. The decrease in the effective tax rate of 19% for the three month period ended October 31, 2020 compared to the three month period ended November 2, 2019 was primarily due to fluctuations in forecasted pre-tax earnings. Our effective tax rates for the nine month periods ended October 31, 2020 and November 2, 2019, were approximately 45% and 23%, respectively. The increase in the effective tax rate of 22% for the nine month period ended October 31, 2020 compared to the nine month period ended November 2, 2019 was primarily due to a pre-tax loss for the nine month period ended October 31, 2020. The effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and uncertain tax positions.

Net earnings (loss). Net earnings as a percentage of sales for the three month period ended October 31, 2020, was lower compared to the same period in the prior year primarily due to higher SG&A, higher interest expense, and higher cost of goods sold, partially offset by lower taxes on earnings.

Net loss as a percentage of sales for the nine month period ended October 31, 2020 was 1.8% compared to the net earnings as a percentage of sales of 10.4% for the same period in the prior year. The change was primarily due to higher cost of goods sold, higher SG&A, and higher interest expense, partially offset by income tax benefit on net loss for the nine month period ended October 31, 2020.

Earnings (loss) per share. Diluted earnings per share for the three month periods ended October 31, 2020 and November 2, 2019 were $0.37 and $1.03, respectively. The diluted earnings per share for the three month period ended

October 31, 2020, was primarily attributable to the long-term debt refinancing costs, COVID-19 related operating costs, and lower sales from COVID-19's negative impact on customer demand.

Diluted loss per share was $(0.43) for the nine month period ended October 31, 2020, compared to diluted earnings per share of $3.32 for the nine month period ended November 2, 2019. The diluted loss per share for the nine month period ended October 31, 2020, was primarily attributable to lower sales due to the closing of all our store locations starting on March 20, 2020 through a portion the second quarter of fiscal 2020, COVID-19's negative impact on customer demand, higher markdowns to clear aged and seasonal inventory, long-term debt refinancing costs, payments to associates while our stores were closed (net of employee retention credits under the CARES Act), and higher expenditures for COVID-19 related measures, partially offset by income tax benefits.

Financial Condition

Liquidity and Capital Resources

As previously noted, the United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Governmental authorities in affected regions have taken, and continue to take, dramatic actions in an effort to slow down the spread of the disease. Similar to other retailers across the country, we temporarily closed all store locations, our distribution centers, and buying and corporate offices, effective March 20, 2020 through May 14, 2020, when we began a phased process of resuming operations. The vast majority of our store locations and all our distribution centers were open and operating by the end of June 2020 and throughout the third quarter, though our stores were operating on shorter hours for a period of time compared to the prior year. All our distribution centers were reopened by the end of May 2020.

The impacts from the COVID-19 pandemic and the related economic disruption have had a material adverse impact on our results of operations, financial position, and cash flows in fiscal 2020. Our results reflect the impact of the significant revenue decline from our temporary store closures and COVID-19's negative impact on customer demand, higher markdowns to clear aged and seasonal inventory, higher financing costs related to long-term debt, and increased expenditures for COVID-19 related measures.

To preserve our financial liquidity and enhance our financial flexibility, we borrowed $800 million from our revolving credit facility in March 2020, completed a $2.0 billion senior notes offering in April 2020, and entered into a new $500 million 364-day senior revolving credit facility in May 2020. In the third quarter of fiscal 2020, we refinanced $775 million in aggregate principal amount of our higher interest senior notes with the issuance of $1.0 billion in aggregate principal amount of lower interest rate senior notes. This action significantly reduced the annual interest expense and total cash outlays over the life of the debt. In addition to the senior notes refinancing, during the third quarter, we also took several other actions to reduce our ongoing debt costs, including the repayment of the $800 million revolving credit facility and termination of the undrawn $500 million 364-day senior revolving credit facility.

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

In May 2020, in connection with the phased reopening of our store and distribution center locations, we began recalling many of these furloughed associates as they were able to resume productive work. As of October 2020, with all of our stores and all distribution centers reopened, the majority of these associates have returned to work.

Beginning in May 2020, we suspended rent payments associated with the leases for our temporarily closed stores. During the second and third quarters of fiscal 2020, we negotiated rent deferrals and/or rent abatements (primarily for second quarter lease payments) for a significant number of our stores. The repayment of the deferrals will be at later dates, primarily in fiscal 2021. We recorded accruals for rent payment deferrals and recorded rent abatements associated with the second and third quarters as a reduction of variable lease costs.

We ended the third quarter of fiscal 2020 with over $5.2 billion in liquidity, which consists of $4.4 billion unrestricted cash balances and the $800 million available under our senior revolving credit facility.

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

Due to the COVID-19 pandemic and related economic disruptions, and with the possibility that some of our stores, distribution centers, and other facilities may need to temporarily close again in response to government actions to slow the spread of the disease, we anticipate potential interruptions to our cash flows from operations. We anticipate that we will be required to rely more on our cash reserves and we expect to carefully monitor and manage our cash position in light of ongoing conditions and levels of operations.

	Nine Months Ended
($000)	October 31, 2020	November 2, 2019
Cash provided by operating activities	$1,783,123	$1,410,930
Cash used in investing activities	(339,545)	(400,734)
Cash provided by (used in) financing activities	1,696,854	(1,284,748)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$3,140,432	$(274,552)

Operating Activities

Net cash provided by operating activities was $1.8 billion for the nine month period ended October 31, 2020. This was primarily driven by lower merchandise receipts as we closely managed inventory levels and used packaway inventory to replenish our stores, and higher accounts payable due to extended payment terms. This was partially offset by the net loss due to lower sales from the closing of all store locations starting on March 20, 2020 through a portion of the second quarter, and COVID-19's negative impact on customer demand. Net cash provided by operating activities was $1.4 billion for the nine month period ended November 2, 2019 and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization.

The increase in cash flow from operating activities for the nine month period ended October 31, 2020, compared to the same period in the prior year was primarily driven by higher accounts payable leverage. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 149%, 71%, and 68% as of October 31, 2020, February 1, 2020, and November 2, 2019, respectively. The increase in accounts payable leverage from the prior year was primarily driven by lower packaway and in-store inventory and extended payment terms.

As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling opportunities in the marketplace. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchases, but typically packaway remains in storage less than six months. However, given the uncertainty around the duration of the COVID-19 pandemic, and its impact on our operations and customer demand, a portion of our current packaway inventory may remain in storage longer than our historical cycles. We expect to continue to take advantage of packaway inventory opportunities to maximize our ability to deliver bargains to our customers.

Changes in packaway inventory levels impact our operating cash flow. As of October 31, 2020, packaway inventory was 26% of total inventory compared to 46% at the end of fiscal 2019. As of November 2, 2019, packaway inventory was 39% of total inventory compared to 46% at the end of fiscal 2018.

Investing Activities

Net cash used in investing activities was $339.5 million and $400.7 million for the nine month periods ended October 31, 2020 and November 2, 2019, respectively, primarily related to capital expenditures.

Our capital expenditures were $339.5 million and $401.3 million for the nine month periods ended October 31, 2020 and November 2, 2019, respectively. Our capital expenditures include costs to build, expand, and improve distribution centers (primarily related to the ongoing construction of our Brookshire, Texas distribution center); open new stores and improve existing stores; and for various other expenditures related to our information technology systems, buying and corporate offices.

As previously noted, due to the COVID-19 pandemic and related economic disruptions, and to preserve our financial liquidity, we reduced our capital expenditure plans for fiscal 2020. Capital expenditures for fiscal 2020 are projected to be approximately $420 million, compared to our original plan of approximately $730 million. Our remaining, planned capital expenditures are expected to be used to fund commitments related to the construction of our Brookshire, Texas distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, buying, and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash provided by financing activities was $1.7 billion for the nine month period ended October 31, 2020. Net cash used in financing activities was $1.3 billion for the nine month period ended November 2, 2019. The increase in cash provided by financing activities for the nine month period ended October 31, 2020, compared to the nine month period ended November 2, 2019, was primarily due to the completion of our public debt offerings net of repurchase and refinancing costs, and the suspension of our share repurchases and dividends in the second quarter of 2020.

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

In March 2020, we borrowed $800 million under our revolving credit facility. Interest on the loan was based on LIBOR plus 0.875% (or 1.76%).

In May 2020, we amended the $800 million revolving credit facility (the “Amended Credit Facility”) to temporarily suspend for the second and third quarters of fiscal 2020 the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. The Amended Credit Facility also established a new temporary minimum liquidity requirement effective for the first quarter of fiscal 2020 and through the end of April 2021. As of October 31, 2020, we were in compliance with these amended covenants.

In October 2020, we repaid in full the $800 million we borrowed under the unsecured revolving credit facility. As a result, we currently have no borrowings or standby letters of credit outstanding under this facility, and the $800 million credit facility remains in place and available.

In May 2020, we entered into an additional $500 million 364-day senior revolving credit facility which was scheduled to expire in April 2021. In October 2020, we terminated this senior revolving credit facility. We had no borrowings under that credit facility at any time.

In April 2020, we issued an aggregate of $2.0 billion in unsecured senior notes in four tenors as follows: $700 million of 4.600% Senior Notes due April 2025, $400 million of 4.700% Senior Notes due April 2027, $400 million of 4.800% Senior Notes due April 2030, and $500 million of 5.450% Senior Notes due April 2050.

In October 2020, we accepted for purchase approximately $775 million in aggregate principal amount of senior notes pursuant to cash tender offers as follows: $351 million of the 2050 Notes, $266 million of the 2030 Notes, and $158 million of the 2027 Notes. We paid approximately $1.003 billion aggregate consideration (including transaction costs, and accrued and unpaid interest) and recorded an approximately $240 million loss on the early extinguishment for the accepted notes.

In October 2020, we issued an aggregate of $1.0 billion in unsecured senior notes in two tenors as follows: 0.875% Senior Notes due April 2026 (the "2026 Notes") with an aggregate principal amount of $500 million and 1.875% Senior Notes due April 2031 (the "2031 Notes") with an aggregate principal amount of $500 million. Cash proceeds, net of discounts and other issuance costs, were approximately $987.2 million. Interest on the 2026 and 2031 Notes is payable semi-annually beginning April 2021. We used the net proceeds from the offering of the 2026 and 2031 Notes to fund the purchase of the accepted notes from our tender offers.

In June 2020, we amended the covenants associated with the $65 million outstanding Series B unsecured senior notes. The amended covenants are consistent with the corresponding covenants in our existing revolving credit facility. As of October 31, 2020, we were in compliance with these covenants.

We repurchased 1.2 million and 9.6 million shares of common stock for aggregate purchase prices of approximately $132.5 million and $965.9 million during the nine month periods ended October 31, 2020 and November 2, 2019, respectively. We also acquired 0.5 million and 0.6 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $45.1 million and $56.9 million during the nine month periods ended October 31, 2020 and November 2, 2019, respectively. In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. As of the end of the third quarter of fiscal 2020, we had $1.143 billion remaining under the stock repurchase program. Due to the current economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we suspended our stock repurchase program in March 2020. We have no plans to repurchase any additional shares for the remainder of the fiscal year.

For the nine month periods ended October 31, 2020 and November 2, 2019, we paid cash dividends of $101.4 million and $278.4 million, respectively. Due to the current economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we suspended our quarterly dividends in May 2020.

The COVID-19 pandemic and related economic disruptions, including the temporary closure of all of our store locations effective March 20, 2020 through a portion of the second quarter, have and continue to create significant uncertainty and challenges. We believe that existing cash balances, bank credit facility, and trade credit are adequate to meet our operating, investing, and financing needs for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of October 31, 2020:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Recorded contractual obligations:
Senior notes	$—	$65,000	$950,000	$1,524,991	$2,539,991
Operating leases	637,268	1,214,521	826,035	675,535	3,353,359
New York buying office ground lease[2]	6,417	13,730	14,178	942,211	976,536
Unrecorded contractual obligations:
Real estate obligations[3]	5,897	26,476	29,608	93,678	155,659
Interest payment obligations	84,371	162,753	136,094	299,041	682,259
Purchase obligations[4]	3,716,478	14,656	2,309	—	3,733,443
Total contractual obligations	$4,450,431	$1,497,136	$1,958,224	$3,535,456	$11,441,247

1 We have a $74.8 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of October 31, 2020.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our $800 million revolving credit facility in addition to a funded trust to collateralize our insurance and trade payable obligations. As of October 31, 2020, February 1, 2020, and November 2, 2019, we had $16.2 million, $4.2 million, and $4.6 million, respectively, in standby letters of credit outstanding and $56.5 million, $56.0 million and $56.2 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $24.7 million, $11.2 million, and $23.5 million in trade letters of credit outstanding at October 31, 2020, February 1, 2020, and November 2, 2019, respectively.

Dividends. In May 2020, we suspended our quarterly dividends.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates are more challenging, and actual results could differ materially from our estimates. During the third quarter of fiscal 2020, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended February 1, 2020.

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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of October 31, 2020.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of October 31, 2020, we had no borrowings outstanding under our $800 million revolving credit facility.

As of October 31, 2020, we have outstanding eight series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our condensed consolidated financial position, results of operations, cash flows, our revolving credit facility, or the fair values of our short- and long-term investments as of and for the three and nine month periods ended October 31, 2020. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the third fiscal quarter of 2020.

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
The United States and other countries are experiencing a major, prolonged global health pandemic related to the outbreak of a novel strain of coronavirus (COVID-19), with related, severe disruptions to retail operations and supply chains and to general economic activities, as the affected regions have taken dramatic actions, sometimes including mandatory closure of retail operations, in an effort to slow down the spread of the disease. As the COVID-19 pandemic continues, many of our customers and associates are being impacted by recommendations and/or mandates from federal, state, and local authorities to stay home ("shelter in place" or "safer at home"), to avoid non-essential social contact and gatherings of people, and to self-quarantine. Following a chain-wide closure from late March 2020 to mid-May 2020, all of our distribution centers and substantially all of our store locations had reopened by the end of June 2020. However, the pandemic is not over, and resurgences are occurring as colder weather and the traditional flu season begins, coinciding with the holiday shopping season. "Second and third waves" of outbreaks and spreading of the disease are occurring in many places across the United States, and health officials are warning of further disruptions and quarantine responses. State and local “work from home” recommendations and mandates have been in effect for many of our corporate offices, and may continue for some time. Store closures and distribution center closures may be required again nationally, regionally, or in specific locations. The situation continues to be unprecedented and rapidly changing, and has unknown duration and severity. California announced the reinstatement of “stay at home” measures in early December, to take effect regionally in the event of rising hospitalization levels, and a number of county and city governments in California have implemented such measures in advance of the state mandates. We have a concentration of store locations in the States of California, Texas, and Florida; together those states include more than fifty percent of our stores, and they have each reported regional "hot spots" and increasing numbers of cases in recent months, which have already resulted in strict customer capacity limits, limits to our hours of operations and curfews, and in mandatory store closures, in certain areas. These "stay at home" measures may discourage in-person shopping and may reduce traffic in our stores. More than half of our distribution centers and warehouses are located in California. A required closure of these facilities would be very disruptive to our ability to supply merchandise to our stores. The temporary closure of our stores and distribution centers has already resulted in a significant loss of sales and profits and has had material adverse effects on our financial condition. Further closures, particularly during the holiday season, would also result in lost sales and profits. In addition, the COVID-19 pandemic may potentially adversely affect our ability to adequately staff our distribution centers, our stores, and our merchant and other support operations. Further, the COVID-19 pandemic has severely impacted multiple countries, which may also adversely affect our ability to access and ship products from the impacted countries. The prolonged, widespread pandemic has adversely impacted global economies, which has resulted in an economic downturn that may reduce consumer demand for our products. The extent of the impact from the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and spread of the outbreak within the U.S., regional surges in infection, the response by all levels of government in their efforts to contain the outbreak and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Such impacts have and are expected to adversely affect our profitability, cash flows, financial results, and our capital resources.

We need to successfully operate under the health and safety measures implemented in our stores and distribution centers, and across all our operations, to comply with regulatory requirements and with the goal of keeping our customers and associates safe from the spread of the COVID-19 virus without disruptions to our operations.
We have implemented a variety of measures in our stores locations, distribution centers, and other facilities, with the goal of keeping our associates, customers, and the communities we serve safe from spreading the COVID-19 virus. These measures include additional cleaning and sanitation of stores and workspaces, return merchandise quarantining, providing associates with personal protective equipment based on CDC or other federal, state, or local health guidelines, and implementing physical distancing practices, in our stores, distribution centers, and in our other operations. This is very challenging to do, and there is significant risk, incremental costs, and uncertainty regarding requirements and implementation. Not only are these measures new and evolving, but they often require change to established habits and patterns of behavior by large groups of people, who may not fully understand or agree with the requested changes. Whatever measures we adopt, there will also be challenges in effecting consistent compliance by our customers and our associates. We will need to adapt and change these measures over time and as we learn from experience. And despite our efforts and best intentions, incidents of infection will occur at our stores, distribution centers, or in our other facilities, potentially resulting in serious illness for those affected, including our associates. This may result in required temporary closure of specific stores, distribution centers, or other facilities, and in temporary or longer term loss of key personnel during illness, and potential supply chain disruptions. We may also face claims (with or without merit) that our retail stores or our other facilities and workplaces are operating in an unsafe manner or are not in compliance with applicable laws and regulations. Any such incidents may adversely affect our operating results, increase our costs, and damage our reputation and competitive position.

We are subject to impacts from the macro-economic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income. The COVID-19 pandemic may have prolonged and significant negative effects on consumer confidence, shopping behavior, and spending, which may adversely affect our sales and gross margins.
Consumer spending habits for the merchandise we sell are affected by many factors. Currently, the repercussions from the COVID-19 pandemic are unknown and present significant risks and uncertainty. There is significant uncertainty over potential changes in consumer behavior and shopping patterns as the pandemic continues and as different regions experience surges. Other factors include levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, prevailing economic conditions, recession and fears of recession, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, inflation, consumer confidence in future economic conditions, consumer perceptions of personal well-being and security, availability of consumer credit, consumer debt levels, and consumers’ disposable income. The COVID-19 pandemic, and other potential, adverse developments in any of these areas could reduce demand for our merchandise, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States and its territories, so we are especially susceptible to changes in the U.S. economy.

In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage. As a result of potential changes in shopping behaviors due to the COVID-19 pandemic and potential disruptions to supply chains and store operations, we are at significant risk for inventory imbalances and the potential for significantly higher than normal levels of markdowns to sell through our inventory, which would negatively affect our gross margins and our operating results.
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
There have been recent demonstrations and protests in cities throughout the United States. While they have generally been peaceful, in some locations they have been accompanied by violence, damage to retail stores, and the loss of merchandise. While generally subject to coverage by insurance, the repair of damage to our stores and replacement of lost merchandise may also increase our costs and temporarily disrupt store operations, and we may incur increased operating costs for additional security. Governmental authorities in affected cities and regions may take actions in an effort to protect people and property while permitting lawful and non-violent protests, including curfews and restrictions on business operations, which may be disruptive to our operations. These activities, governmental responses, and resulting media coverage may also harm consumer confidence and perceptions of personal well-being and security, which may negatively affect shopping behavior and our sales.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2020 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
August
(8/02/2020 - 8/29/2020)	105,529	$89.31	—	$1,142,533
September
(8/30/2020 - 10/03/2020)	36,821	$90.22	—	$1,142,533
October
(10/04/2020 - 10/31/2020)	—	$0.00	—	$1,142,533
Total	142,350	$89.55	—	$1,142,533

1 We acquired 142,350 shares of treasury stock during the quarter ended October 31, 2020, which relates to shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. No shares were repurchased under our publicly announced stock repurchase program.

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

4.2
Officers’ Certificate, dated as of October 21, 2020 establishing the aggregate amounts, terms and forms of the Notes., incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.

4.3	Form of the 0.875% Senior Notes Due 2026, included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.

4.4	Form of the 1.875% Senior Notes Due 2031, included in Exhibit 4.2 and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.

10.1
Underwriting Agreement, dated as of October 19, 2020, by and among Ross Stores, Inc., J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to the Form 8-K filed by Ross Stores on October 22, 2020.

10.2	Second Amended and Restated Ross Stores, Inc. Incentive Compensation Plan.

10.3	Amended Ross Stores, Inc. 2017 Equity Incentive Plan.

10.4	Amendment to Independent Contractor Consultancy Agreement effective September 24, 2020 between Norman A. Ferber and Ross Stores, Inc.

10.5	Eighth Amendment to the Employment Agreement effective September 24, 2020 between Michael Balmuth and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 9, 2020.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	December 9, 2020	By:	/s/Travis R. Marquette
Travis R. Marquette
Group Senior Vice President and Chief Financial Officer, and Principal Accounting Officer