Form 10-K
period 2021-01-30
ROSS STORES, INC.
filed 2021-03-30
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 1, 2020 was $31,310,449,079, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock, with $.01 par value, outstanding on March 8, 2021 was 356,523,349.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders, which will be filed on or before June 1, 2021, are incorporated herein by reference into Part III.

Ross Stores, Inc.
Form 10-K

PART I

ITEM 1. BUSINESS

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.

Ross is the largest off-price apparel and home fashion chain in the United States, with 1,585 locations in 40 states, the District of Columbia, and Guam, as of January 30, 2021. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross’ target customers are primarily from middle income households.

We also operate 274 dd’s DISCOUNTS stores in 21 states as of January 30, 2021. dd’s DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood and its target customers typically come from households with more moderate incomes than Ross customers.

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

We refer to our fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019 as fiscal 2020, fiscal 2019, and fiscal 2018, respectively, all of which were 52-week years.

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

Purchasing. We have a large network of merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers, and we have not experienced difficulty in sourcing sufficient merchandise inventory.

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

Unlike most department and specialty stores, we typically do not require that manufacturers provide promotional allowances, co-op advertising allowances, return privileges, split shipments, drop shipments to stores, or delayed deliveries of merchandise. For most orders, delivery is made to one of our distribution centers. These flexible requirements further enable our buyers to obtain significant discounts on purchases.

The majority of the apparel and apparel-related merchandise that we offer in all of our stores is acquired through opportunistic purchases created by manufacturer overruns and canceled orders both during and at the end of a season. These buys are referred to as “close-out” purchases. Close-outs can be shipped to stores in-season, allowing us to get in-season goods into our stores at great values, or can be stored as packaway merchandise.

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

In fiscal 2020, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 38% and 46% of total inventories as of January 30, 2021 and February 1, 2020, respectively. We believe the strong discounts we offer on packaway merchandise are one of the key drivers of our business results.

Our primary buying offices are located in New York City and Los Angeles, the nation’s two largest apparel markets. We also operate a smaller buying office located in Boston. These strategic locations allow our buyers to be in the market frequently, sourcing opportunities and negotiating purchases with vendors and manufacturers. These locations also enable our buyers to strengthen vendor relationships—a key element to the success of our off-price buying strategies.

At the end of fiscal 2020, we had over 900 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average eight years of experience, including merchandising positions with other retailers. We expect to continue to make additional targeted investments in our merchant organization to further develop our relationships with our manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

The off-price buying strategies utilized by our experienced team of merchants enable us to purchase Ross merchandise at net prices that are lower than prices paid by department and specialty stores, and to purchase dd’s DISCOUNTS merchandise at net prices that are lower than prices paid by moderate department and discount stores.

Pricing. We sell brand name merchandise at Ross that is priced 20% to 60% below most department and specialty store regular prices. At dd’s DISCOUNTS, we sell more moderate brand name merchandise that is priced 20% to 70% below most moderate department and discount store regular prices. Our pricing is reflected on most of our price tags which display our selling price as well as the comparable value for that item in department and specialty stores for Ross merchandise, or in more moderate department and discount stores for dd’s DISCOUNTS merchandise.

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

Stores

As of January 30, 2021, we operated a total of 1,859 stores comprised of 1,585 Ross stores and 274 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, we cluster Ross stores to benefit from economies of scale in advertising, distribution, and field management. We do the same for dd’s DISCOUNTS stores.

We believe a key element of our success at both Ross and dd’s DISCOUNTS is our organized, attractive, and easy-to-shop in-store environments which allow customers to shop at their own pace. While our stores promote a self-service, treasure-hunt shopping experience, the layouts are designed to enhance customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Our store’s sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and prices through prominent category and sizing markers. Our stores have shopping carts and/or baskets available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing. In response to the health pandemic from the novel coronavirus (COVID-19), we implemented enhanced safety protocols for our customers and associates, including social distancing measures and capacity restrictions.

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

In response to COVID-19, we implemented additional processes and procedures to facilitate social distancing, to enhance cleaning and sanitation activities, and to provide personal protective equipment to our associates, which has increased our operating costs. We expect to incur higher operating costs during the COVID-19 pandemic.

Information Systems

We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Recent initiatives include continued enhancements to our collaboration, cybersecurity, merchandise planning, distribution, store, and human resource systems. These initiatives support future growth, the execution and achievement of our plans, ongoing stability and compliance, as well as our ability to work remotely during the COVID-19 pandemic.

Distribution

We operate distribution processing facilities where we receive and ship all of our merchandise to our stores. These distribution centers are large, highly automated, and built to suit our specific off-price business model. An additional distribution center in Brookshire, Texas is currently under construction and expected to open in 2022. We also operate warehouse facilities for packaway storage.

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

Advertising

Advertising for Ross Dress for Less relies primarily on television to communicate the Ross value proposition—savings off the same brands carried at leading department or specialty stores every day. This strategy reflects our belief that television is the most efficient and cost effective medium for communicating our brand position. While television is our primary advertising medium, we continue to grow additional channels, including social and digital media, to communicate our brand position. Advertising for dd’s DISCOUNTS is primarily focused on radio, both broadcast and digital, social media, and new store grand openings.

Trademarks

The trademarks for ROSS®, Ross Dress For Less®, and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Human Capital

As of January 30, 2021, we had approximately 93,700 total associates, which includes both full- and part-time associates. Additionally, we hire temporary associates, especially during the peak seasons. Our associates are non-union. Management considers the relationship between the Company and our associates to be good.

Our associates play essential roles in delivering great value to our customers. Throughout our organization, we recognize and appreciate the importance of attracting, retaining, and developing our associates and we have a number of key programs to do so.

Talent development. The professional growth of our associates is important to our success as a business. We identify and enumerate key competencies we believe are critical to our ability to execute our business model and deliver the values our customers expect. We utilize these competencies in the hiring, development, evaluation, and future planning of our teams. We provide training opportunities to help associates grow and build their careers. Our associates, managers, and executives may participate in technical and leadership development activities. We support associates interested in leadership roles by offering opportunities to gain experience and build the skills necessary to advance within the Company. We are proud that many store leaders started their careers with us as retail associates.

Diversity, equality, and inclusion. We care about our associates and the communities we serve. We are committed to building diverse teams and an inclusive culture that respects, values, and celebrates the diversity of backgrounds, identities, and ideas of those who work and shop with us. We are focused on executing strategies to support our commitment to diversity, equality, and inclusion.

Community and social impact. We provide our associates the opportunity to give back to their communities and make a social impact through various programs such as our matching gift program, volunteer time off for eligible associates, and a scholarship program for our associates and their dependents.

Competition

We believe the principal competitive factors in the off-price retail apparel and home fashion industry are offering significant discounts on brand name merchandise, offering a well-balanced assortment that appeals to our target customers, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we continue to make strategic investments in our merchandising organization. We also continue to make improvements to our merchandising systems to strengthen our ability to plan, buy, and allocate product based on more local versus regional trends. We operate in an attractive sector of retail that will be facing much less brick and mortar competition given the significant number of retail closures and bankruptcies. We believe that we remain well-positioned within the off-price retail apparel and home fashion industry to compete based on these factors.

Nevertheless, the retail apparel market is highly fragmented and competitive. We face a challenging macro-economic and retail environment that creates intense competition for business from online retailers, department stores, specialty stores, discount stores, warehouse stores, other off-price retailers, and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources. The retail apparel and home-related businesses may become even more competitive in the future.

Available Information

The internet address for our corporate website is www.rossstores.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and any amendments to those reports are made available free of charge on or through the Investors section of our corporate website, promptly after being electronically filed with the Securities and Exchange Commission. The information found on our corporate website is not part of this report, or any other report or regulatory filing we file with or furnish to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2020, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events, including the rapidly developing challenges with and our plans and responses to the COVID-19 pandemic and related economic disruptions, our future financial performance, operations, competitive position, and our projected growth, that are all subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and from our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

The COVID-19 pandemic continues to severely and adversely affect our sales and our operations, and we expect it to continue to have serious adverse effects on our business and our financial performance.
The United States and other countries are experiencing a major, prolonged global COVID-19 pandemic, with related, significant disruptions and restrictions to retail operations and supply chains and to general economic activities, as the affected regions have taken dramatic actions, sometimes including mandatory capacity restrictions, reduced operating hours, and closure of retail operations, in an effort to slow down the spread of the disease.

As the COVID-19 pandemic continues, many of our customers and associates are being impacted by recommendations and/or mandates from federal, state, and local authorities to stay home (“shelter in place” or “safer at home”), to avoid non-essential social contact and gatherings of people, and to self-quarantine. Following a chain-wide closure from late March 2020 to mid-May 2020, all of our distribution centers and substantially all of our store locations have been operating since the end of June 2020. While vaccines have become available and a steadily increasing portion of the population is being vaccinated, it will take time for those efforts to reach levels that permit a relaxation in the social restrictions. Additional outbreaks and spreading of the disease have been occurring in many places across the United States, and while levels of spread have gone up and down in different regions, health officials continue to warn of further potential disruptions and quarantine responses. State and local “work from home” recommendations and mandates have been in effect for many of our corporate offices, and may continue for some time. Store closures and distribution center closures may be required again nationally, regionally, or in specific locations.

The situation continues to be unprecedented and rapidly changing, and has unknown duration and severity. We have a concentration of store locations in the States of California, Texas, and Florida; together those states include almost fifty percent of our stores, and they have each reported regional “hot spots” and increasing numbers of cases in recent months, which have already resulted in strict customer capacity limits, limits to our hours of operations and curfews, and in mandatory store closures, in certain areas. “Stay at home” measures continue to discourage in-person shopping and to reduce traffic in our stores. More than half of our distribution centers and warehouses are located in California. A required closure of these facilities would be very disruptive to our ability to supply merchandise to our stores. The temporary closure of our stores and distribution centers early in 2020 resulted in a significant loss of sales and profits and had material adverse effects on our financial condition. In addition, the COVID-19 pandemic may potentially adversely affect our ability to adequately staff our distribution centers, our stores, and our merchant and other support operations. Further, the COVID-19 pandemic has severely impacted multiple countries, which may also adversely affect our ability to access and ship products from the affected regions.

The prolonged, widespread pandemic has adversely impacted global economies, which has resulted in an economic downturn that may reduce consumer demand for our products. The extent and duration of the impact from the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and spread of the outbreak within the U.S., regional surges in infection, the effectiveness of vaccines in controlling the virus or current or future variants of the virus, the response by all levels of government in their efforts to contain the outbreak and to mitigate the economic disruptions, and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Such impacts have and are expected to adversely affect our profitability, cash flows, financial results, and our capital resources.

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
We have implemented a variety of measures in our stores locations, distribution centers, and other facilities, with the goal of keeping our associates, customers, and the communities we serve safe from spreading the COVID-19 virus. These measures include additional cleaning and sanitation of stores and workspaces, return merchandise quarantining, providing associates with personal protective equipment based on CDC or other federal, state, or local health guidelines, and implementing physical distancing practices, in our stores, distribution centers, and in our other operations. This is very challenging to do, and there is significant risk, incremental costs, and uncertainty regarding requirements and their implementation. Not only are these measures new and evolving, but they often require change to established habits and patterns of behavior by large groups of people, who may not fully understand or agree with the requested changes. Whatever measures we adopt, there will also be challenges in effecting consistent compliance by our customers and our associates. We will need to adapt and change these measures over time and as we learn from experience. And despite our efforts and best intentions, incidents of infection will occur at our stores, distribution centers, and/or in our other facilities, potentially resulting in serious illness for those affected, including our associates. This may result in required temporary closure of specific stores, distribution centers, or other facilities, and in temporary or longer term loss of key personnel during illness, and potential supply chain disruptions. We may also face claims (with or without merit) that our retail stores or our other facilities and workplaces are operating in an unsafe manner or are not in compliance with applicable laws and regulations. Any such incidents may adversely affect our operating results, increase our costs, and damage our reputation and competitive position.

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

In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage. As a result of potential changes in shopping behaviors due to the COVID-19 pandemic and potential disruptions to supply chains and store operations, we are at risk for inventory imbalances and the potential for higher than normal levels of markdowns to sell through our inventory, which would negatively affect our gross margins and our operating results.
We purchase the majority of our inventory based on our sales plans. If our actual demand is lower than our sales plans, we may experience excess inventory levels and need to take markdowns on excess or slow-moving inventory, resulting in decreased profit margins. We also may have insufficient inventory to meet customer demand, leading to lost sales opportunities. The COVID-19 pandemic may cause changes in shopping behavior and restrictions on our operations, so that our predictions and sales plans are less accurate, and that may lead us to have higher than usual levels of slow-moving or non-salable inventory at our prior planned price levels. We would need to aggressively and progressively reduce our selling prices in order to clear out that inventory, which would result in decreased profit margins or losses on sales of that inventory, and adversely affect our results of operations in future periods.

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
Opportunistic buying, lean inventory levels, and frequent inventory turns are critical elements of our off-price business strategy. Maintaining an overall pricing differential to department and specialty stores is also key to our ability to attract customers and sustain our sales and gross margins. Our opportunistic buying places considerable discretion with our merchants, who are in the marketplace continually and who are generally purchasing merchandise for the current or upcoming season. Our ability to meet or exceed our operating performance targets depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers and that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced. To the extent that certain of our vendors decide not to sell to us or go out of business, the amount of high quality merchandise available to us could also be materially reduced. Because a significant portion of the apparel and other goods we sell is originally manufactured in other countries, constraints on the availability of shipping capacity, changes in transportation costs or in U.S. tariffs, trade relationships, or tax policies, and natural disasters, or public health issues such as the current COVID-19 pandemic (or other, future pandemics), that reduce the supply or increase the relative cost of imported goods, could also result in disruptions to our existing supply relationships. Shortages, delays, or disruptions in the availability to us of high quality, value-priced merchandise would likely have a material adverse effect on our sales and margins.

Information or data security breaches, including cyber-attacks on our transaction processing and computer information systems, could result in theft or unauthorized disclosure of customer, credit card, employee, or other private and valuable information that we handle in the ordinary course of our business, disrupt our operations, damage our reputation, and increase our costs.
Like other large retailers, we rely on commercially available computer and telecommunications systems to process, transmit, and store payment card and other personal and confidential information, and to provide information or data security for those transactions. Some of the key information systems and processes we use to handle payment card transactions and check approvals, and the levels of security technology utilized in payment cards, are controlled by the banking and payment card industry, not by us. Cybercriminals may attempt to penetrate our point of sale and other information systems to misappropriate customer or business information, including but not limited to credit/debit card, personnel, or trade information. Despite security measures we have in place, and our efforts to prevent, monitor, and mitigate attacks and errors, our facilities and systems (or those of third-party service providers we utilize or connect to) may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, phishing and similar fraudulent attacks, or other similar events. It is also possible that an associate within our Company, or a third party we do business with, may purposefully or inadvertently cause a security breach involving such information. The increasing sophistication of cybercriminals and advances in computer capabilities and remote access increases these risks. A breach of our information or data security, a system shut down or other response we may take, or our failure or delay in detecting and mitigating a loss of personal or business information, could result in damage to our reputation, loss of customer confidence, violation (or alleged violation) of applicable laws (including laws relating to consumer data protection and privacy, and required notifications of data security breaches), and expose us to civil claims, litigation, and regulatory action, and to unanticipated costs and disruption of our operations.

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
As an ordinary part of our business, we are involved in various legal proceedings, regulatory reviews, tax audits, and/or other legal matters. These may include lawsuits, inquiries, demands, or other claims or proceedings by governmental entities and private plaintiffs, including those relating to employment and employee benefits (including classification, employment rights, discrimination, harassment, wage and hour, and retaliation), securities, real estate, tort, commercial, consumer protection, privacy, product compliance and safety, advertising, comparative pricing, product labeling, intellectual property, tax, escheat, and whistle-blower claims. We continue to be involved in a number of employment-related lawsuits, including class/representative actions which are primarily in California.

We are subject to federal, state, and local rules and regulations in the United States, and to various international laws, which change from time to time. These legal requirements collectively affect multiple aspects of our business, including the cost of health care, workforce management and employee benefits, minimum wages, advertising, comparative pricing, import/export, sourcing and manufacturing, data protection (including customer and associate data privacy, choice and notification rights), intellectual property, and others. If we fail to comply (or are alleged not to comply) with any of these requirements, we may be subject to fines, settlements, penalties, or other costs. In addition, an adverse outcome (or the adverse publicity from the claims) in any of these matters may damage our reputation or brand. We are also subject to the continuous examination of our tax returns and reports by federal, state, and local tax authorities, and these examining authorities may challenge positions we take.

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
Customer traffic and demand for our merchandise is influenced by our advertising and marketing activities, the name recognition and reputation of our brands, and the location of our stores. Although we use marketing and advertising programs to attract customers to our stores, particularly through television and social media, our competitors may spend more or use different approaches, which could provide them with a competitive advantage. Our advertising and other promotional programs may not be effective or may be perceived negatively, or could require increased expenditures, any of which could adversely affect sales or increase costs.

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

To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption, delay, or increase in the cost of imports, including the imposition of import or other restrictions, war, acts of terrorism, natural disasters, or public health issues such as the current COVID-19 pandemic (or other, future pandemics) could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by global shipping capacity limitations, or by financial or political instability in any of the countries in which the goods we purchase are manufactured. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. We cannot predict whether any of the countries from which our products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions.

We require our vendors (for both import and domestic purchasing) to contractually confirm that they adhere to various conduct, compliance, and other requirements, including those relating to environmental, employment and labor (including wages and working conditions), health, safety, and anti-bribery standards. From time to time, our vendors, their contractors, or their subcontractors may be alleged to not be in compliance with these standards or with applicable local laws. Although we have implemented policies and procedures to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise, and to monitor the compliance of our suppliers, this does not guarantee that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies. Significant or continuing noncompliance with such standards and laws by one or more vendors could have a negative impact on our reputation, could subject us to claims and liability, and could have an adverse effect on our results of operations.

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
Our corporate headquarters, Los Angeles buying office, nine distribution centers/warehouses, and approximately 23% of our stores are located in California. Natural or other disasters, such as the current COVID-19 pandemic (or other, future pandemics), wildfires, earthquakes, hurricanes, tornadoes, floods, or other extreme weather and climate conditions, or fires, explosions, and acts of war or terrorism, or public health issues, in any of our markets could disrupt our operations or our supply chain, or could shut down, damage, or destroy our stores or distribution facilities.

To support our continuing operations, our new store and distribution center growth plans, our quarterly dividends, and any resumption of our stock repurchase program, we must maintain sufficient liquidity; the COVID-19 pandemic and related economic disruption are adding significant uncertainty and challenges.
We depend upon our operations to generate strong cash flows to support our general operating activities, and to supply capital to finance our operations, make capital expenditures and acquisitions, manage our debt levels, and return value to our stockholders through dividends and stock repurchases. The COVID-19 pandemic resulted in a prolonged period during the first half of 2020 in which we temporarily closed all store locations and distribution centers. Although our store and distribution center operations have remained substantially open since June of 2020, there have been ongoing regional restrictions on store operating capacity, ongoing adversity in general economic conditions, and adverse impact on consumer confidence and shopping behavior. While the pandemic continues, further closures or disruptions to our operations may be required nationally, regionally, or in specific locations. The situation is unprecedented and rapidly changing, and has unknown duration and severity. If we are unable to generate sufficient cash flows from operations to support our activities, our growth plans and our financial performance would be adversely affected.

We have borrowed on occasion to finance some of our activities. In March 2020, we borrowed $800 million from our revolving credit facility (subsequently repaid in the third quarter of 2020). In April 2020, we completed a $2.0 billion senior notes offering (subsequently we refinanced $775 million in aggregate principal amount of those senior notes with the issuance of $1.0 billion in aggregate principal amount of lower interest rate senior notes). These actions were taken to add to our cash balances in order to provide enhanced financial flexibility due to uncertain market conditions arising from the impact of the COVID-19 pandemic. If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. In addition, if we do not properly allocate our capital to maximize returns, our operations, cash flows, and returns to stockholders could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At January 30, 2021, we operated a total of 1,859 stores, of which 1,585 were Ross stores in 40 states, the District of Columbia, and Guam, and 274 were dd’s DISCOUNTS stores in 21 states. All stores are leased, with the exception of two locations which we own.

During fiscal 2020, we opened 50 new Ross stores and closed 11 existing stores. The average approximate Ross store size is 28,000 square feet.

During fiscal 2020, we opened 16 new dd’s DISCOUNTS stores, including reopening one store previously temporarily closed due to a weather event, and closed one existing store. The average approximate dd’s DISCOUNTS store size is 23,000 square feet.

During fiscal 2020, no one store accounted for more than 1% of our sales.

We carry fire, flood, wind, and earthquake insurance to help mitigate the risk of financial loss that may result from such events.

Our real estate strategy in 2021 is to primarily open stores in states where we currently operate, to increase our market penetration and leverage overhead and advertising expenses as a percentage of sales in each market. We also expect to continue our store expansion in newer markets in 2021. Important considerations in evaluating a new store location in both newer and more established markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state/territory as of January 30, 2021 and February 1, 2020.

State/Territory	January 30, 2021	February 1, 2020
Alabama	24	24
Arizona	81	82
Arkansas	10	9
California	431	417
Colorado	38	38
Delaware	4	3
District of Columbia	2	2
Florida	225	221
Georgia	63	64
Guam	2	2
Hawaii	22	22
Idaho	12	12
Illinois	89	83
Indiana	26	20
Iowa	6	6
Kansas	12	12
Kentucky	15	15
Louisiana	20	19
Maryland	26	26
Mississippi	9	9
Missouri	27	27
Montana	6	6
Nebraska	5	5
Nevada	40	39
New Jersey	18	14
New Mexico	18	18
North Carolina	49	48
North Dakota	3	3
Ohio	8	5
Oklahoma	28	27
Oregon	30	31
Pennsylvania	51	50
South Carolina	30	27
South Dakota	2	2
Tennessee	37	36
Texas	260	255
Utah	23	22
Virginia	41	40
Washington	43	42
West Virginia	1	—
Wisconsin	19	19
Wyoming	3	3
Total	1,859	1,805

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time at reasonable costs in a given market. At January 30, 2021, the majority of our stores had unexpired original lease terms ranging from three to ten years, with three to four renewal options of five years each. The average unexpired original lease term of our leased stores is approximately six years, or approximately 20 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.

See additional discussion under “Stores” in Item 1.

The following table summarizes the location and approximate sizes of our distribution/warehouse facilities and office locations as of January 30, 2021. Square footage information for the distribution and warehouse facilities represents total ground floor area of the facility. Square footage information for office space represents total space owned and leased. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own/Lease
Distribution/Warehouse Facilities
Moreno Valley, California	1,300,000	Own
Moreno Valley, California[1]	740,000	Lease
Moreno Valley, California[1]	1,110,000	Lease
Perris, California	1,300,000	Own
Perris, California	699,000	Own
Riverside, California	449,000	Own
Shafter, California	1,700,000	Own
Shafter, California	1,003,000	Lease
Shafter, California[1]	350,000	Lease
Las Vegas, Nevada	102,000	Lease
Carlisle, Pennsylvania	465,000	Own
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	1,200,000	Own
Fort Mill, South Carolina	428,000	Own
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina	255,000	Lease
Fort Mill, South Carolina	160,000	Lease
Rock Hill, South Carolina	1,200,000	Own
Rock Hill, South Carolina	431,000	Lease
Brookshire, Texas[2]	1,850,000	Own

Office Space
Dublin, California	414,000	Own
Los Angeles, California	120,000	Lease
Boston, Massachusetts	5,000	Lease
New York City, New York	572,000	Own

[1] Operated by a third party.
2 We are currently in the process of completing the construction of this distribution center with an estimated occupancy of 2022.

See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS

We have been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class/representative action litigation remains pending as of January 30, 2021.

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

Like many retailers and other businesses, we have filed a lawsuit as plaintiff against the insurance companies with respect to our claims for insurance coverage for business interruption, property damage, and other losses that we have experienced as a result of the COVID-19 pandemic. Our suit was filed in Alameda County, California in December 2020. The proceedings remain at an early procedural stage, and are subject to significant uncertainties.

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

Name	Age	Position
Michael Balmuth	70	Chairman of the Board and Senior Advisor
Barbara Rentler	63	Chief Executive Officer
Michael J. Hartshorn	53	Group President and Chief Operating Officer
Michael Kobayashi	56	President, Operations and Technology
Brian Morrow	61	President and Chief Merchandising Officer, dd’s DISCOUNTS
Travis Marquette	49	Executive Vice President and Chief Financial Officer

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

Mr. Hartshorn has served as Group President and Chief Operating Officer since August 2019 and a member of the Board of Directors since March 2021. Previously, he was Group Executive Vice President, Finance and Legal, Chief Financial Officer in 2019; Executive Vice President, Chief Financial Officer from 2018 to 2019; Group Senior Vice President, Chief Financial Officer from 2015 to 2018; Senior Vice President and Chief Financial Officer from 2014 to 2015; and Senior Vice President and Deputy Chief Financial Officer from 2012 to 2014. He was also Group Vice President, Finance and Treasurer from 2011 to 2012, and Vice President, Finance and Treasurer from 2006 to 2011. From 2002 to 2006, he held a number of management roles in the Ross IT and supply chain organizations. He initially joined the Company in 2000 as Director and Assistant Controller. For seven years prior to joining Ross, Mr. Hartshorn held various financial roles at The May Department Stores Company.

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

Mr. Marquette has served as Executive Vice President and Chief Financial Officer since March 2021. Prior to that, he was Group Senior Vice President and Chief Financial Officer from 2019 to 2021, Group Senior Vice President and Deputy Chief Financial Officer from 2018 to 2019, and Senior Vice President, Finance from 2017 to 2018. He was also Senior Vice President, Store Operations from 2015 to 2017, Group Vice President, Store Operations from 2013 to 2015, and Vice President, Store Operations Finance from 2009 to 2013. Prior to joining Ross in 2008 as Director, Strategic Planning, Mr. Marquette held various consulting and management roles over a 12-year period with Bain & Company, Carter’s Inc., and PricewaterhouseCoopers.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General information. See the information set forth under the caption “Quarterly Financial Data (Unaudited)” under Note K of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 1,014 stockholders of record as of March 8, 2021 and the closing stock price on that date was $120.37 per share.

Cash dividends. On March 2, 2021, our Board of Directors declared a quarterly cash dividend of $0.285 per common share, payable on March 31, 2021. Our Board of Directors declared a cash dividend of $0.285 per common share in March 2020. In May 2020, we temporarily suspended our quarterly dividends, due to the economic uncertainty stemming from the COVID-19 pandemic. Our Board of Directors declared cash dividends of $0.255 per common share in March, May, August, and November 2019, and cash dividends of $0.225 per common share in March, May, August, and November 2018.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2020 is as follows:

Period	Total number of shares (or units) purchased¹	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(11/01/2020 - 11/28/2020)	1,381	$94.80	—	$1,142,533
December
(11/29/2020 - 01/02/2021)	—	$0.00	—	$1,142,533
January
(01/03/2021 - 01/30/2021)	—	$0.00	—	$1,142,533
Total	1,381	$94.80	—	$1,142,533

¹ We acquired 1,381 shares of treasury stock during the quarter ended January 30, 2021, which relates to shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. No shares were repurchased under our publicly announced stock repurchase program.

In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. Due to the economic uncertainty stemming from the COVID-19 pandemic and to manage liquidity, we suspended our stock repurchase program as of March 2020. We did not purchase any additional shares for the remainder of the fiscal year.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and Dow Jones Apparel Retailers

$350
$300
$250
$200
$150
$100
$50
Index Value
1/15
1/16
1/17
1/18
1/19
1/20
Period Ending
Ross Stores, Inc.
S&P 500 Index
Dow Jones Apparel Retailers

		Indexed Returns for Years Ended
	Base Period
Company/Index	2015	2016	2017	2018	2019	2020
Ross Stores, Inc.	100	117	143	168	207	207
S&P 500 Index	100	120	152	148	180	211
Dow Jones Apparel Retailers	100	99	112	122	136	145

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

($000, except per share data)	2020		2019		2018		2017	[1]	2016

Operations
Sales	$12,531,565		$16,039,073		$14,983,541		$14,134,732		$12,866,757
Cost of goods sold	9,838,574		11,536,187		10,726,277		10,042,638		9,173,705
Percent of sales	78.5%		71.9%		71.6%		71.0%		71.3%
Selling, general and administrative	2,503,281		2,356,704		2,216,550		2,043,698		1,890,408
Percent of sales	20.0%		14.7%		14.8%		14.5%		14.7%
Interest expense (income), net	83,413		(18,106)		(10,162)		7,676		16,488
Earnings before taxes	106,297		2,164,288		2,050,876		2,040,720		1,786,156
Percent of sales	0.8%		13.5%		13.7%		14.4%		13.9%
Provision for taxes on earnings	20,915		503,360		463,419		677,967		668,502
Net earnings	$85,382		$1,660,928		$1,587,457		$1,362,753		$1,117,654
Percent of sales	0.7%		10.4%		10.6%		9.6%		8.7%
Basic earnings per share	$0.24	[5]	$4.63	[4]	$4.30	[3]	$3.58	[2]	$2.85
Diluted earnings per share	$0.24	[5]	$4.60	[4]	$4.26	[3]	$3.55	[2]	$2.83

Cash dividends declared
per common share²	$0.285	[6]	$1.020		$0.900		$0.640		$0.540

¹ Fiscal 2017 was a 53-week year; all other fiscal years presented were 52 weeks.
[2] Includes a per share benefit of approximately $0.21 from tax reform legislation enacted in December 2017 and $0.10 from the 53rd week.
[3] Includes a per share benefit of approximately $0.70 from tax reform legislation enacted in December 2017 and $0.07 from the favorable resolution of a tax matter.
[4] Includes a per share benefit of approximately $0.02 primarily related to the favorable resolution of a tax matter.
[5] Includes a per share charge of approximately $0.54 primarily related to the long-term debt refinancing.
[6] Represents first quarter fiscal 2020 dividends. In May 2020, we temporarily suspended our quarterly dividends, due to the economic uncertainty stemming from the COVID-19 pandemic.

Selected Financial Data

($000, except per share data)	2020		2019		2018	2017	[1]	2016

Financial Position
Cash and cash equivalents	$4,819,293		$1,351,205		$1,412,912	$1,290,294		$1,111,599
Merchandise inventory	1,508,982		1,832,339		1,750,442	1,641,735		1,512,886
Property and equipment, net	2,710,496		2,653,436		2,475,201	2,382,464		2,328,048
Total assets	12,717,867		9,348,367	[2]	6,073,691	5,722,051		5,309,351
Return on average assets	1%		22%	[2]	27%	25%		22%
Working capital	2,725,458		730,894	[2]	1,394,535	1,224,755		1,060,543
Current ratio	1.7:1		1.3:1	[2]	1.7:1	1.6:1		1.6:1
Long-term debt	2,513,085		312,891		312,440	396,967		396,493
Long-term debt as a percent
of total capitalization	43%		9%		9%	12%		13%
Stockholders’ equity	3,290,640		3,359,249		3,305,746	3,049,308		2,748,017
Return on average
stockholders’ equity	3%		50%		50%	47%		43%
Book value per common share
outstanding at year-end	$9.23		$9.42		$8.98	$8.03		$7.01

Operating Statistics
Number of stores opened	66	[4]	98		99	96		93
Number of stores closed	12		10	[3]	4	7		6
Number of stores at year-end	1,859		1,805		1,717	1,622		1,533
Comparable store sales increase[5]
(52-week basis)	n/a	[6]	3%		4%	4%		4%
Sales per average square foot of
selling space (52-week basis)	$327		$432		$422	$409		$395
Square feet of selling space
at year-end (000)	38,800		37,900		36,300	34,700		33,300
Number of associates at year-end	93,700		92,500		88,100	82,700		78,600
Number of common stockholders
of record at year-end	1,015		976		902	880		848

¹ Fiscal 2017 was a 53-week year; all other fiscal years presented were 52 weeks.
[2] Fiscal 2019 reflects the impact of adoption of ASU 2016-02, Leases (Accounting Standards Codification “ASC” 842) on a modified retrospective basis; all other prior fiscal years presented were not restated.

[3] Includes the temporary closure of a store impacted by a weather event.
[4] Includes the reopening of a store previously temporarily closed due to a weather event.
[5] Comparable stores are stores open for more than 14 complete months.
[6] Given the temporary store closures resulting from the COVID-19 pandemic, the comparable store sales metric for fiscal 2020 is not meaningful.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,585 locations in 40 states, the District of Columbia, and Guam, as of January 30, 2021. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 274 dd’s DISCOUNTS stores in 21 states as of January 30, 2021 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our primary objective is to pursue and refine our existing off-price strategies to maintain and improve both profitability and financial returns over the long term. In establishing appropriate growth targets for our business, and considering the pace and magnitude of the economic recovery post the COVID-19 pandemic, we are closely monitoring market share trends for the off-price industry and believe our share gains will continue to be driven mainly by continued focus on value and convenience by consumers. Our merchandise and operational strategies are designed to take advantage of the expanding market share of the off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling discounts every day.

We refer to our fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019 as fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

Effects of the COVID-19 Pandemic on Our Business

The United States and other countries are experiencing an ongoing, major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19, that started at the beginning of 2020. Governmental authorities in affected regions have taken, and continue to take, dramatic actions in an effort to slow down the spread of the disease. Like other retailers across the country, we temporarily closed all our store locations, our distribution centers, and our buying and corporate offices for a significant part of our first and second fiscal quarters. We also instituted “work from home” measures for many of our associates. Our closures took effect March 20, 2020.

All our distribution centers were reopened by the end of May 2020. The vast majority of our store locations were open and operating by the end of June 2020, and remained open throughout the remainder of fiscal 2020. While open, many of our stores were operating on shorter hours and under mandated occupancy restrictions for periods of time as compared to the prior year.

The COVID-19 pandemic and the related economic disruption had a material adverse impact on our results of operations, financial position, and cash flows for fiscal 2020. The consolidated results presented in this report reflect the significant revenue decline and other impacts from our temporary store closures (for approximately half of the first quarter and 25 percent of the second quarter), mandated occupancy restrictions, and reduced operating hours. Our core business results improved during the second half of fiscal 2020; however, upsurges of COVID-19 in the fourth quarter, especially in California, our largest state, resulted in reduced customer traffic and slowed the pace of recovery. While vaccines have become available and a steadily increasing portion of the U.S. population is being vaccinated, it will take time for those efforts to reach levels that permit a relaxation of the social distancing restrictions. We expect the material adverse effects from the pandemic to continue through fiscal 2021 and potentially beyond.

The temporary closure of all our stores during much of the first two fiscal quarters significantly impacted our ability to sell the seasonal inventory then on hand in a timely manner. As we reopened our stores and resumed operations in the middle of the second quarter, a significant portion of the merchandise in our stores was aged and out of season. We took deep markdowns to sell through this inventory. During the initial reopenings, sales were ahead of our conservative plans, as we benefited from pent-up consumer demand and aggressive markdowns. In the weeks after reopening, sales trends were negatively affected by depleted store inventory levels while we were ramping up our buying and distribution capabilities. During the third quarter, sales improved substantially compared to the second quarter. This was driven by several factors, including an improvement in our merchandise assortments, a later back-to-school season, stronger performance in our larger markets, and our return to more normal store hours. Our fourth quarter sales remained suppressed due to the negative impact from the upsurge in the virus that resulted in reduced customer traffic and more stringent occupancy and store operating hours restrictions.

The ongoing effect of the COVID-19 pandemic on consumer behavior and spending patterns remains highly uncertain. Despite the initial surge in customer demand as our stores first reopened, we expect customer demand to be generally suppressed for an extended period of time. In addition, there have been recent resurgences in the spread of COVID-19 and new virus variants throughout the United States, which may also recur in the future, in one or more regions, and which have and could require our stores and distribution centers to temporarily close again nationally, regionally, or in specific locations. These closures would negatively impact our future revenue and operations.

In response to the COVID-19 pandemic, we incurred various costs to reopen our stores and distribution centers, and we incurred additional operating costs for processes and procedures to facilitate social distancing, to enhance cleaning and sanitation activities, and to provide personal protective equipment to our associates. These actions, combined with various other actions taken to reduce costs, resulted in approximately $130 million of additional net costs in fiscal 2020. We expect our operating costs to remain elevated related to our continuing response to the COVID-19 pandemic.

To preserve our financial liquidity and enhance our financial flexibility, we borrowed $800 million from our revolving credit facility in March 2020, completed a $2.0 billion senior notes offering in April 2020, and entered into a new $500 million 364-day senior revolving credit facility in May 2020. In the third quarter of fiscal 2020, we refinanced $775 million in aggregate principal amount of higher interest senior notes with the issuance of $1.0 billion in aggregate principal amount of lower interest rate senior notes. This action resulted in a refinancing charge of approximately $240 million in the third quarter, but will significantly reduce our annual interest expense and total cash outlays over the life of the debt. In addition to refinancing the senior notes, we took several other actions during the third quarter, to reduce our ongoing debt costs, including repayment of the $800 million revolving credit facility and termination of the undrawn $500 million 364-day senior revolving credit facility.

We suspended our stock repurchase program in March 2020 and temporarily suspended quarterly dividends in May 2020, and we took measures to reduce our expenses, inventory receipts, and capital expenditures. Beginning April 5, 2020, we implemented temporary furloughs for a large portion of our hourly store and distribution center and other associates in our buying and corporate offices who could not work productively while our stores and distribution centers were closed. Employee health benefits for eligible associates continued during the temporary furlough at no cost to the impacted associates. We also reduced payroll expenses through temporary salary reductions for senior executives and other personnel, which remained in effect until May 24, 2020, when more than half of our stores had reopened. In conjunction with these payroll expense reduction measures, effective April 1, 2020, the non-employee members of our Board of Directors suspended the cash elements of their director compensation, which remained in effect until August 2020.

In May 2020, in connection with the phased reopening of our store and distribution center locations, we began recalling many of our furloughed associates, as they were able to resume productive work. As of our third quarter, the majority of these associates had returned to work.

Also in May 2020, we suspended rent payments associated with the leases for our temporarily closed stores. During fiscal 2020, we negotiated rent deferrals and/or rent abatements for a significant number of our stores. The repayment of the deferrals will be at later dates, primarily in fiscal 2021. We have recorded accruals for rent payment deferrals and have recorded rent abatements as a reduction of variable lease costs.

Given the unprecedented impact the COVID-19 pandemic has had on our business, and the continued uncertainty surrounding the COVID-19 pandemic, including its unknown duration and future severity, the potential for resurgences and new virus variants, and the unknown overall impact on consumer demand and store productivity, we expect that impacts from the COVID-19 pandemic and the related cost increases and economic disruption may have a material adverse impact on our consolidated results of operations, financial condition, and cash flows in fiscal 2021 and potentially beyond.

Results of Operations

The following table summarizes the financial results for fiscal 2020, 2019, and 2018:

	2020		2019		2018
Sales
Sales (millions)	$12,532		$16,039		$14,984
Sales (decline) growth	(21.9)%		7.0%		6.0%
Comparable store sales growth	n/a	[1]	3%	[2]	4%	[2]

Costs and expenses (as a percent of sales)
Cost of goods sold	78.5%		71.9%		71.6%
Selling, general and administrative	20.0%		14.7%		14.8%
Interest expense (income), net	0.7%		(0.1)%		(0.1)%

Earnings before taxes (as a percent of sales)	0.8%		13.5%		13.7%

Net earnings (as a percent of sales)	0.7%		10.4%		10.6%
[1] Given the temporary store closures resulting from the COVID-19 pandemic, the comparable store sales metric for fiscal 2020 is not meaningful.
[2] Represents stores that have been open for more than 14 complete months.

Stores. Total stores open at the end of fiscal 2020, 2019, and 2018 were 1,859, 1,805, and 1,717, respectively. The number of stores at the end of fiscal 2020, 2019, and 2018 increased by 3%, 5%, and 6% from the respective prior years. In response to the impacts from the COVID-19 pandemic, we reduced our pace of new store openings for fiscal 2020. Our longer term strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

Store Count	2020		2019		2018
Beginning of the period	1,805		1,717		1,622
Opened in the period	66	[1]	98		99
Closed in the period	(12)		(10)	[2]	(4)
End of the period	1,859		1,805		1,717

Selling square footage at the end of the period (000)	38,800		37,900		36,300

[1] Includes the reopening of a store previously temporarily closed due to a weather event.
[2] Includes the temporary closure of a store impacted by a weather event.

Sales. Sales for fiscal 2020 decreased $3.5 billion, or 21.9%, compared to the prior year. This was primarily due to the negative impact from store closures during the March 2020 to June 2020 period, the negative impact on customer demand from the COVID-19 pandemic, mandated occupancy restrictions, and reduced store operating hours during the remainder of fiscal 2020. We opened 54 net new stores during 2020. The sales from these new stores partially offset the overall sales decline.

Sales for fiscal 2019 increased $1.1 billion, or 7.0%, compared to the prior year due to the opening of 88 net new stores during 2019 and a 3% increase in sales from comparable stores.

Our sales mix is shown below for fiscal 2020, 2019, and 2018:

	2020	[1]	2019	2018
Home Accents and Bed and Bath	28%		25%	26%
Ladies	23%		26%	26%
Men’s	14%		14%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	14%		13%	13%
Shoes	12%		13%	13%
Children’s	9%		9%	8%
Total	100%		100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our merchant organization, diversify our merchandise mix, and more fully develop our systems to improve our merchandise offerings.

Our historic strategies and store expansion program have contributed to our sales gains in the past. However, given the impacts from the COVID-19 pandemic on our results for fiscal 2020, and the significant ongoing impacts and uncertainties, including the unknown overall impact on consumer demand and shopping behavior, the unknown duration of the pandemic, and potential responses to it (which may require stores and distribution centers to close again nationally, regionally, or in specific locations), we cannot be sure that our strategies and resumption of our store expansion program will result in a continuation of our historical sales growth or in a recovery of, or an increase in, net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2020 decreased $1.7 billion compared to the prior year mainly due to the lower sales from the temporary closure of all store locations (starting on March 20, 2020 through a portion of the second quarter of fiscal 2020), and ensuing negative impact on customer demand from the COVID-19 pandemic after our store reopenings, as well as lower costs from the temporary furlough of most hourly associates in our distribution centers and some associates in our buying offices. These decreases were partially offset by higher markdowns used to clear aged and seasonal inventory, higher distribution costs primarily due to increased wages and higher freight costs due to industry-wide supply chain congestion, added expenditures for COVID-19 related measures, and higher occupancy costs from the opening of 54 net new stores during 2020. As we enter 2021, we expect higher supply chain costs from the industry-wide congestion to continue through fiscal 2021, along with higher costs from increases in wages we implemented in the second half of 2020.

Cost of goods sold in fiscal 2019 increased $809.9 million compared to the prior year, mainly due to increased sales from the opening of 88 net new stores during the year and a 3% increase in sales from comparable stores.

Cost of goods sold as a percentage of sales for fiscal 2019 increased approximately 35 basis points from the prior year, primarily due to a 35 basis point increase in distribution expenses and a 15 basis point increase in freight costs. These increases were partially offset by a 10 basis point improvement in merchandise gross margin and a five basis point reduction in buying costs.

Selling, general and administrative expenses. For fiscal 2020, selling, general and administrative expenses (“SG&A”) increased $146.6 million compared to the prior year, primarily due to approximately $240 million in long-term debt refinancing costs, COVID-related expenses (including for supplies, cleaning, and payroll related to additional safety protocols), and payments to associates while our stores were closed (net of employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)), partially offset by payroll-related cost reduction measures in response to the COVID-19 pandemic (including the temporary furlough of most hourly associates in our stores during closure periods, and some associates in our corporate offices), reductions in non-business critical operating expenses, and lower store operating expenses on lower sales. As we enter 2021, we expect our operating costs to continue to reflect ongoing COVID-related expenses and also higher wages.

For fiscal 2019, SG&A increased $140.2 million compared to the prior year, mainly due to increased store operating costs reflecting the opening of 88 net new stores during the year. SG&A as a percentage of sales for fiscal 2019 decreased by approximately 10 basis points compared to the prior year primarily due to leverage on higher sales.

Interest expense (income), net. In fiscal 2020, net interest expense increased by $101.5 million compared to 2019 primarily due to higher interest expense on long-term debt due to the issuance of Senior Notes in April 2020 and October 2020 (net of repurchase of Senior Notes), lower interest income due to lower interest rates, and higher interest expense on short-term debt due to the draw down on our $800 million revolving credit facility in March 2020 (which was subsequently repaid in October 2020), partially offset by higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center.

In fiscal 2019, net interest income improved by $7.9 million compared to 2018 primarily due to lower interest expense on long-term debt due to the repayment of the Series A 6.38% unsecured Senior Notes in December 2018 and higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center.

The table below shows the components of interest expense and income for fiscal 2020, 2019, and 2018:

($000)	2020	2019	2018
Interest expense on long-term debt	$88,544	$13,139	$17,900
Interest expense on short-term debt	7,863	—	—
Other interest expense	3,908	968	1,004
Capitalized interest	(12,251)	(4,367)	(2,497)
Interest income	(4,651)	(27,846)	(26,569)
Interest expense (income), net	$83,413	$(18,106)	$(10,162)

Taxes on earnings. Our effective tax rates for fiscal 2020, 2019, and 2018 were approximately 20%, 23%, and 23%, respectively. The effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The effective rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and the resolution of tax positions with various tax authorities.

In fiscal 2019, we resolved uncertain tax positions with a state tax authority. As a result, we recognized a tax benefit of approximately $10.0 million in the Consolidated Statement of Earnings. In fiscal 2018, we resolved uncertain tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, we recognized a tax benefit of approximately $26.0 million in the Consolidated Statement of Earnings.

On March 27, 2020, the CARES Act was signed into law. The CARES Act made several significant changes to business tax provisions including modifications for net operating losses, employee retention credits, and deferral of employer payroll tax payments. On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was signed into law. The CAA made several changes to business tax provisions including increasing and extending the employee retention credits through June 30, 2021 and extending certain employment-related tax credits through December 31, 2025.

Net earnings. Net earnings as a percentage of sales for fiscal 2020 were lower than in fiscal 2019, primarily due to higher cost of goods sold, higher SG&A expenses, and higher interest expense. Net earnings as a percentage of sales for fiscal 2019 were lower compared to fiscal 2018, primarily due to higher cost of goods sold, partially offset by lower SG&A expenses and higher interest income.

Earnings per share. Diluted earnings per share in fiscal 2020 was $0.24, compared to $4.60 in the prior year. The lower diluted earnings per share in fiscal 2020 was primarily attributable to lower sales due to the closing of all our store locations starting on March 20, 2020 through a portion the second quarter of fiscal 2020 and the negative impact on customer demand from the COVID-19 pandemic, higher markdowns to clear aged and seasonal inventory, long-term debt refinancing costs, payments to associates while our stores were closed (net of employee retention credits under the CARES Act), and higher expenditures for COVID-19 related measures.

Diluted earnings per share in fiscal 2019 was $4.60, which included a per share benefit of approximately $0.02 primarily related to the favorable resolution of a tax matter, compared to $4.26 in the prior year, which included a per share benefit of approximately $0.07 from the favorable resolution of a tax matter.

Financial Condition

Liquidity and Capital Resources

As previously noted, the United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19 that started at the beginning of 2020. Governmental authorities in affected regions have taken, and continue to take, dramatic actions in an effort to slow down the spread of the disease. Similar to other retailers across the country, we temporarily closed all store locations, our distribution centers, and our buying and corporate offices, effective March 20, 2020 through May 14, 2020, when we began a phased process of resuming operations. All our distribution centers were reopened by the end of May 2020. The vast majority of our store locations were open and operating by the end of June 2020, and remained open throughout the remainder of fiscal 2020, though many of our stores were operating on shorter hours and under mandated occupancy restrictions for periods of time, compared to the prior year.

To preserve our financial liquidity and enhance our financial flexibility, we borrowed $800 million from our revolving credit facility in March 2020, completed a $2.0 billion senior notes offering in April 2020, and entered into a new $500 million 364-day senior revolving credit facility in May 2020. In the third quarter of fiscal 2020, we refinanced $775 million in aggregate principal amount of higher interest senior notes with the issuance of $1.0 billion in aggregate principal amount of lower interest rate senior notes. This action resulted in a refinancing charge of approximately $240 million in the third quarter, but will significantly reduce our annual interest expense and total cash outlays over the life of the debt. In addition to refinancing the senior notes refinancing, we took several other actions during the third quarter, to reduce our ongoing debt costs, including repayment of the $800 million revolving credit facility and termination of the undrawn $500 million 364-day senior revolving credit facility.

We suspended our stock repurchase program in March 2020 and temporarily suspended quarterly dividends in May 2020, and we took measures to reduce our expenses, inventory receipts, and capital expenditures. Beginning April 5, 2020, we implemented temporary furloughs for a large portion of our hourly store and distribution center and other associates in our buying and corporate offices who could not work productively while our stores and distribution centers were closed. Employee health benefits for eligible associates continued during the temporary furlough at no cost to the impacted associates. We also reduced payroll expenses through temporary salary reductions for senior executives and other personnel, which remained in effect until May 24, 2020, when more than half of our stores had reopened. In conjunction with these payroll expense reduction measures, effective April 1, 2020, the non-employee members of our Board of Directors suspended the cash elements of their director compensation, which remained in effect until August 2020.

Also in May 2020, we suspended rent payments associated with the leases for our temporarily closed stores. During fiscal 2020, we negotiated rent deferrals and/or rent abatements for a significant number of our stores. The repayment of the deferrals will be at later dates, primarily in fiscal 2021. We recorded accruals for rent payment deferrals and recorded rent abatements as a reduction of variable lease costs.

We ended fiscal 2020 with over $5.6 billion in liquidity, which consists of $4.8 billion unrestricted cash balances and the $800 million available under our revolving credit facility.

Historically, our primary sources of funds for our business activities have been cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, and for capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to pay dividends, to repay debt as it becomes due, and to repurchase stock under active stock repurchase programs.

Due to the COVID-19 pandemic and related economic disruptions, and with the possibility that some of our stores, distribution centers, and other facilities may need to temporarily close again, or continue on reduced operating hours and/or capacity restrictions, as a result of government mandates, we anticipate potential interruptions to our cash flows from operations. We anticipate that we will be required to rely more on our cash reserves and we expect to carefully monitor and manage our cash position in light of ongoing conditions and levels of operations.

($ millions)	2020	2019	2018
Cash provided by operating activities	$2,245.9	$2,171.5	$2,066.7
Cash used in investing activities	(405.4)	(555.0)	(410.4)
Cash provided by (used in) financing activities	1,701.9	(1,683.2)	(1,531.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$3,542.4	$(66.7)	$124.8

Operating Activities

Net cash provided by operating activities was $2.2 billion in fiscal 2020. This was primarily driven by higher accounts payable due to extended payment terms, lower merchandise receipts as we closely managed inventory levels and used packaway inventory to replenish our stores, and net earnings excluding non-cash expenses for depreciation and amortization. This was partially offset by the lower net earnings due to lower sales from the temporary closing of all store locations starting on March 20, 2020 through a portion of the second quarter, and the negative impact on customer demand from the COVID-19 pandemic. Net cash provided by operating activities was $2.2 billion and $2.1 billion in fiscal 2019 and 2018, respectively, and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization and for deferred taxes.

The increase in cash flow from operating activities in fiscal 2020 compared to fiscal 2019 was primarily driven by higher accounts payable leverage. The increase in cash flow from operating activities in fiscal 2019 compared to fiscal 2018 was primarily driven by higher earnings and the timing of merchandise receipts and related payments versus the prior year. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 150%, 71%, and 67% as of January 30, 2021, February 1, 2020, and February 2, 2019, respectively. The increase in accounts payable leverage in fiscal 2020 compared to fiscal 2019 was primarily driven by lower packaway and in-store inventory and extended payment terms. The increase in accounts payable leverage in fiscal 2019 compared to fiscal 2018 was primarily driven by timing of merchandise receipts and related payments versus the prior year.

As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling merchandise purchase opportunities in the marketplace and our decisions on the timing for release of that inventory. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but in normal times and historically, packaway remains in storage less than six months. We expect to continue to take advantage of packaway inventory opportunities to maximize our ability to deliver bargains to our customers.

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2020, packaway inventory was 38% of total inventory compared to 46% at the end of both fiscal 2019 and 2018.

Investing Activities

Net cash used in investing activities was $405.4 million, $555.0 million, and $410.4 million in fiscal 2020, 2019, and 2018, respectively. The decrease in cash used for investing activities in fiscal 2020 compared to fiscal 2019 was primarily due to a reduction in our capital expenditures. The increase in cash used for investing activities in fiscal 2019 compared to fiscal 2018 was primarily due to an increase in our capital expenditures.

The decrease in capital expenditures in fiscal 2020 compared to fiscal 2019 was primarily due to our actions to preserve our financial liquidity in response to the COVID-19 pandemic and related economic disruptions. The increase in capital expenditures in fiscal 2019 compared to fiscal 2018 was primarily due to investments in our distribution centers, and information technology infrastructure investments for our stores, buying, corporate offices, and transportation. We opened 66, 98, and 99 new stores in fiscal 2020, 2019, and 2018, respectively.

In fiscal 2020, 2019, and 2018, our capital expenditures were $405.4 million, $555.5 million, and $413.9 million, respectively. Our capital expenditures included costs to build, expand, and improve distribution centers (primarily related to the ongoing construction of our Brookshire, Texas distribution center); open new stores and improve existing stores; and for various other expenditures related to our information technology systems, buying, and corporate offices.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2020	2019	2018
New stores	$81.1	$137.4	$134.5
Existing stores	54.8	125.3	130.5
Information systems, corporate, and other	38.3	91.8	84.9
Distribution and transportation	231.2	201.0	64.0
Total capital expenditures	$405.4	$555.5	$413.9

Capital expenditures for fiscal 2021 are projected to be approximately $700 million. Our planned capital expenditures for fiscal 2021 are expected to be used for continued construction of our Brookshire, Texas distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, buying, and corporate offices. We expect to fund capital expenditures with available cash. The increase in our planned capital expenditures from fiscal 2020 are primarily driven by the continued construction of our Brookshire, Texas distribution center and the resumption of certain projects that were deferred from fiscal 2020.

Financing Activities

Net cash provided by financing activities was $1.7 billion in fiscal 2020. Net cash used in financing activities was $1.7 billion and $1.5 billion in fiscal 2019 and 2018, respectively. The increase in cash provided by financing activities for fiscal 2020, compared to fiscal 2019, was primarily due to the completion of our public debt offerings, net of repurchase and refinancing costs, and the suspension of our share repurchases and dividends in the second quarter of 2020.

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

In May 2020, we amended the $800 million revolving credit facility (the “Amended Credit Facility”) to temporarily suspend for the second and third quarters of fiscal 2020 the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. The Amended Credit Facility also established a new temporary minimum liquidity requirement effective for the first quarter of fiscal 2020 and through the end of April 2021. As of January 30, 2021, we were in compliance with these amended covenants.

In October 2020, we repaid in full the $800 million we borrowed under the unsecured revolving credit facility. As a result, we currently have no borrowings or standby letters of credit outstanding under this facility, and the $800 million credit facility remains in place and available.

In May 2020, we also entered into an additional $500 million 364-day senior revolving credit facility which was scheduled to expire in April 2021. In October 2020, we terminated this senior revolving credit facility. We had no borrowings under that credit facility at any time.

In April 2020, we issued an aggregate of $2.0 billion in unsecured senior notes in four tenors as follows: $700 million of 4.600% Senior Notes due April 2025, $400 million of 4.700% Senior Notes due April 2027, $400 million of 4.800% Senior Notes due April 2030, and $500 million of 5.450% Senior Notes due April 2050.

In October 2020, we accepted for purchase approximately $775 million in aggregate principal amount of senior notes pursuant to cash tender offers as follows: $351 million of the 2050 Notes, $266 million of the 2030 Notes, and $158 million of the 2027 Notes. We paid approximately $1.003 billion in aggregate consideration (including transaction costs, and accrued and unpaid interest) and recorded an approximately $240 million loss on the early extinguishment for the accepted notes.

In October 2020, we also issued an aggregate of $1.0 billion in unsecured senior notes in two tenors as follows: 0.875% Senior Notes due April 2026 (the “2026 Notes”) with an aggregate principal amount of $500 million and 1.875% Senior Notes due April 2031 (the “2031 Notes”) with an aggregate principal amount of $500 million. Cash proceeds, net of discounts and other issuance costs, were approximately $987.2 million. We used the net proceeds from the offering of the 2026 and 2031 Notes to fund the purchase of the accepted notes from our tender offers.

In June 2020, we amended the covenants associated with the $65 million outstanding Series B unsecured senior notes. The amended covenants are consistent with the corresponding covenants in our existing revolving credit facility. As of January 30, 2021, we were in compliance with these covenants.

On December 13, 2018, we repaid at maturity the $85 million principal amount of the Series A 6.38% unsecured Senior Notes.

In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. Due to the economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we suspended our stock repurchase program in March 2020, at which time we had repurchased $1.407 billion under the $2.55 billion stock repurchase program. We do not plan on making additional purchases until further notice.

In February 2017, our Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018. In March 2018, our Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million.

We repurchased 1.2 million, 12.3 million, and 12.5 million shares of common stock for aggregate purchase prices of approximately $132 million, $1,275 million, and $1,075 million in fiscal 2020, 2019, and 2018, respectively. We also acquired 0.5 million, 0.6 million, and 0.7 million shares in fiscal 2020, 2019, and 2018, respectively, of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $45.2 million, $60.7 million, and $54.4 million during fiscal 2020, 2019, and 2018, respectively.

On March 2, 2021, our Board of Directors declared a quarterly cash dividend of $0.285 per common share, payable on March 31, 2021, resuming our payment of quarterly dividends. Our most recent prior quarterly dividend was a cash dividend of $0.285 per common share declared by our Board of Directors in March 2020. In May 2020, we temporarily suspended our quarterly dividends, due to the economic uncertainty stemming from the COVID-19 pandemic. Our Board of Directors declared cash dividends of $0.255 per common share in March, May, August, and November 2019, and cash dividends of $0.225 per common share in March, May, August, and November 2018.

During fiscal 2020, 2019, and 2018, we paid dividends of $101.4 million, $369.8 million, and $337.2 million, respectively.

Short-term trade credit represents a significant source of financing for our merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources. Due to the COVID-19 pandemic and related economic disruptions, we face added uncertainty about the levels of trade credit we can maintain and liquidity available from sales of merchandise.

During fiscal 2020, our liquidity and capital requirements were provided by available cash and cash flows from operations, and our long-term debt financing. During fiscal 2019 and 2018, our liquidity and capital requirements were provided by available cash and cash flows from operations.

The COVID-19 pandemic and related economic disruptions, including the temporary closure of all of our store locations effective March 20, 2020 through a portion of the second quarter, continue to create significant uncertainty and challenges. We believe that existing cash balances, our bank credit facility, and trade credit are adequate to meet our operating, investing, and financing needs for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of January 30, 2021:

	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years	Total¹
($000)
Recorded contractual obligations:
Senior notes	$65,000	$—	$950,000	$1,524,991	$2,539,991
Operating leases	628,613	1,220,165	813,939	611,178	3,273,895
New York buying office ground lease²	5,883	13,898	14,178	940,438	974,397
Unrecorded contractual obligations:
Real estate obligations[3]	6,420	32,937	35,388	113,992	188,737
Interest payment obligations	84,369	160,631	136,094	299,041	680,135
Purchase obligations[4]	3,048,513	13,540	1,593	—	3,063,646
Total contractual obligations	$3,838,798	$1,441,171	$1,951,192	$3,489,640	$10,720,801

1 We have a $65.5 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of January 30, 2021.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize some of our insurance obligations. We also use standby letters of credit outside of our revolving credit facility to collateralize some of our trade payable obligations. As of January 30, 2021 and February 1, 2020, we had $15.3 million and $4.2 million, respectively, in standby letters of credit outstanding, and $56.1 million and $56.0 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $16.3 million and $11.2 million in trade letters of credit outstanding at January 30, 2021 and February 1, 2020, respectively.

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

Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted-average basis) or net realizable value. We purchase inventory that can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Packaway inventory accounted for approximately 38%, 46%, and 46% of total inventories as of January 30, 2021, February 1, 2020, and February 2, 2019, respectively. Merchandise inventory includes acquisition, processing, and storage costs related to packaway inventory.

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

Prior to our adoption of Accounting Standards Codification (“ASC”) 842 in the beginning of fiscal 2019, when a lease contained “rent holidays” or required fixed escalations of the minimum lease payments, we recorded rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount was charged to expense and the amount payable under the lease was recorded as deferred rent. We began recording rent expense on the lease possession date. Tenant improvement allowances were amortized over the lease term. Changes in deferred rent and tenant improvement allowances were included as a component of operating activities in the Consolidated Statements of Cash Flows.

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

Recent Accounting Pronouncements

See Note A to the Consolidated Financial Statements - Summary of Significant Accounting Policies (Recently issued accounting standards and Recently adopted accounting standards) for a discussion of recent accounting pronouncements and their impact to our Consolidated Financial Statements.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2020, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, the rapidly developing challenges and our plans and responses to the COVID-19 pandemic and related economic disruptions, including adjustments to our operations, planned new store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

Future impact from the ongoing COVID-19 pandemic, and other economic and industry trends that could potentially impact revenue, profitability, operating conditions, and growth remain difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Refer to Item 1A in this Annual Report on Form 10-K for a more complete discussion of risk factors for Ross and dd’s DISCOUNTS. The factors underlying our forecasts are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time. We disclaim any obligation to update or revise these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of January 30, 2021.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of January 30, 2021, we had no borrowings outstanding under our revolving credit facility.

As of January 30, 2021, we have outstanding eight series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material negative impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended January 30, 2021. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Year Ended	Year Ended	Year Ended
($000, except per share data)	January 30, 2021	February 1, 2020	February 2, 2019
Sales	$12,531,565	$16,039,073	$14,983,541

Costs and Expenses
Cost of goods sold	9,838,574	11,536,187	10,726,277
Selling, general and administrative	2,503,281	2,356,704	2,216,550
Interest expense (income), net	83,413	(18,106)	(10,162)
Total costs and expenses	12,425,268	13,874,785	12,932,665

Earnings before taxes	106,297	2,164,288	2,050,876
Provision for taxes on earnings	20,915	503,360	463,419
Net earnings	$85,382	$1,660,928	$1,587,457

Earnings per share
Basic	$0.24	$4.63	$4.30
Diluted	$0.24	$4.60	$4.26

Weighted-average shares outstanding (000)
Basic	352,392	358,462	369,533
Diluted	354,619	361,182	372,678

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
($000)	January 30, 2021	February 1, 2020	February 2, 2019
Net earnings	$85,382	$1,660,928	$1,587,457

Other comprehensive income (loss)
Change in unrealized gain (loss) on investments, net of tax	—	—	(27)
Comprehensive income	$85,382	$1,660,928	$1,587,430
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	January 30, 2021	February 1, 2020
Assets
Current Assets
Cash and cash equivalents	$4,819,293	$1,351,205
Accounts receivable	115,067	102,236
Merchandise inventory	1,508,982	1,832,339
Prepaid expenses and other	249,149	147,048
Total current assets	6,692,491	3,432,828

Property and Equipment
Land and buildings	1,187,045	1,177,262
Fixtures and equipment	3,243,206	3,115,003
Leasehold improvements	1,278,134	1,219,736
Construction-in-progress	376,076	189,536
	6,084,461	5,701,537
Less accumulated depreciation and amortization	3,373,965	3,048,101
Property and equipment, net	2,710,496	2,653,436

Operating lease assets	3,084,819	3,053,782
Other long-term assets	230,061	208,321
Total assets	$12,717,867	$9,348,367

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,256,928	$1,296,482
Accrued expenses and other	592,122	462,111
Current operating lease liabilities	598,120	564,481
Accrued payroll and benefits	400,273	364,435
Income taxes payable	54,680	14,425
Current portion of long-term debt	64,910	—
Total current liabilities	3,967,033	2,701,934

Long-term debt	2,448,175	312,891
Non-current operating lease liabilities	2,621,594	2,610,528
Other long-term liabilities	268,558	214,086
Deferred income taxes	121,867	149,679

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.01 per share	3,565	3,568
Authorized 1,000,000,000 shares
Issued and outstanding 356,503,000 and
356,775,000 shares, respectively
Additional paid-in capital	1,579,824	1,458,307
Treasury stock	(478,550)	(433,328)
Retained earnings	2,185,801	2,330,702
Total stockholders’ equity	3,290,640	3,359,249
Total liabilities and stockholders’ equity	$12,717,867	$9,348,367
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital		Accumulated other comprehensive income (loss)
	Common stock			Treasury stock		Retained earnings
(000)	Shares	Amount					Total
Balance at February 3, 2018	379,618	$3,796	$1,292,364	$(318,279)	$27	$2,071,400	$3,049,308
Net earnings	—	—	—	—	—	1,587,457	1,587,457
Cumulative effect of adoption of
accounting standard
(revenue recognition), net	—	—	—	—	—	19,884	19,884
Unrealized investment loss, net	—	—	—	—	(27)	—	(27)
Common stock issued under stock
plans, net of shares
used for tax withholding	1,097	11	20,101	(54,384)	—	—	(34,272)
Stock-based compensation	—	—	95,585	—	—	—	95,585
Common stock repurchased	(12,473)	(125)	(32,085)	—	—	(1,042,790)	(1,075,000)
Dividends declared ($0.900 per share)	—	—	—	—	—	(337,189)	(337,189)
Balance at February 2, 2019	368,242	$3,682	$1,375,965	$(372,663)	$—	$2,298,762	$3,305,746
Net earnings	—	—	—	—	—	1,660,928	1,660,928
Cumulative effect of adoption of
accounting standard
(leases), net	—	—	—	—	—	(19,614)	(19,614)
Common stock issued under stock
plans, net of shares
used for tax withholding	793	8	22,201	(60,665)	—	—	(38,456)
Stock-based compensation	—	—	95,438	—	—	—	95,438
Common stock repurchased	(12,260)	(122)	(35,297)	—	—	(1,239,581)	(1,275,000)
Dividends declared ($1.020 per share)	—	—	—	—	—	(369,793)	(369,793)
Balance at February 1, 2020	356,775	$3,568	$1,458,307	$(433,328)	$—	$2,330,702	$3,359,249
Net earnings	—	—	—	—	—	85,382	85,382
Common stock issued under stock
plans, net of shares
used for tax withholding	899	9	23,525	(45,222)	—	—	(21,688)
Stock-based compensation	—	—	101,568	—	—	—	101,568
Common stock repurchased	(1,171)	(12)	(3,576)	—	—	(128,879)	(132,467)
Dividends declared ($0.285 per share)	—	—	—	—	—	(101,404)	(101,404)
Balance at January 30, 2021	356,503	$3,565	$1,579,824	$(478,550)	$—	$2,185,801	$3,290,640
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
($000)	January 30, 2021	February 1, 2020	February 2, 2019
Cash Flows From Operating Activities
Net earnings	$85,382	$1,660,928	$1,587,457
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	364,245	350,892	330,357
Loss on early extinguishment of debt	239,953	—	—
Stock-based compensation	101,568	95,438	95,585
Deferred income taxes	(27,812)	32,009	31,777
Change in assets and liabilities:
Merchandise inventory	323,357	(81,897)	(108,707)
Other current assets	(39,406)	(10,315)	(30,789)
Accounts payable	938,837	114,153	110,483
Other current liabilities	171,444	30,513	37,080
Income taxes	39,806	(35,239)	3,706
Operating lease assets and liabilities, net	13,669	15,631	—
Other long-term, net	34,890	(567)	9,728
Net cash provided by operating activities	2,245,933	2,171,546	2,066,677

Cash Flows From Investing Activities
Additions to property and equipment	(405,433)	(555,483)	(413,898)
Proceeds from investments	—	517	3,489
Net cash used in investing activities	(405,433)	(554,966)	(410,409)

Cash Flows From Financing Activities
Net proceeds from issuance of short-term debt	805,601	—	—
Payments of short-term debt	(805,601)	—	—
Net proceeds from issuance of long-term debt	2,965,115	—	—
Payments of long-term debt	(775,009)	—	(85,000)
Payments of debt extinguishment and debt issuance costs	(232,688)	—	—
Issuance of common stock related to stock plans	23,534	22,209	20,112
Treasury stock purchased	(45,222)	(60,665)	(54,384)
Repurchase of common stock	(132,467)	(1,275,000)	(1,075,000)
Dividends paid	(101,404)	(369,793)	(337,189)
Net cash provided by (used in) financing activities	1,701,859	(1,683,249)	(1,531,461)

Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	3,542,359	(66,669)	124,807

Cash and cash equivalents, and restricted cash and cash equivalents:
Beginning of year	1,411,410	1,478,079	1,353,272
End of year	$4,953,769	$1,411,410	$1,478,079

Supplemental Cash Flow Disclosures
Interest paid	$72,471	$12,682	$18,105
Income taxes paid	$8,921	$506,591	$427,930

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2020, the Company operated 1,585 Ross Dress for Less® (“Ross”) locations in 40 states, the District of Columbia, and Guam, and 274 dd’s DISCOUNTS® stores in 21 states. The Ross and dd’s DISCOUNTS stores are supported by the Company’s headquarters, buying offices, and its network of distribution centers/warehouses.

Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019 are referred to as fiscal 2020, fiscal 2019, and fiscal 2018, respectively, and were 52-week years.

Use of accounting estimates. The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include valuation reserves for inventory, packaway inventory costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and legal claims. Given the global economic climate and additional, or unforeseen effects, from the COVID-19 pandemic, these estimates are more challenging, and actual results could differ materially from the Company’s estimates.

Purchase obligations. As of January 30, 2021, the Company had purchase obligations of approximately $3.1 billion. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

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

The following table provides a reconciliation of cash, cash equivalents, restricted cash and cash equivalents in the Consolidated Balance Sheets that reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

($000)	2020	2019	2018
Cash and cash equivalents	$4,819,293	$1,351,205	$1,412,912
Restricted cash and cash equivalents included in:
Prepaid expenses and other	85,711	10,235	11,402
Other long-term assets	48,765	49,970	53,765
Total restricted cash and cash equivalents	134,476	60,205	65,167
Total cash and cash equivalents, and restricted cash and cash equivalents	$4,953,769	$1,411,410	$1,478,079

In addition to the restricted cash and cash equivalents in the table above, the Company had restricted investments of $0.4 million as of February 2, 2019 included in Prepaid expenses and other in the Consolidated Balance Sheets. The Company had no restricted investments as of January 30, 2021 and February 1, 2020.

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. See Note B and Note D for additional fair value information.

Cash and cash equivalents were $4,819.3 million and $1,351.2 million, at January 30, 2021 and February 1, 2020, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Investments. The Company’s investments are comprised of various debt securities. At January 30, 2021 and February 1, 2020, these investments were classified as available-for-sale and are stated at fair value. Investments are classified as either short- or long-term based on their maturity dates and the Company’s intent. Investments with a maturity of less than one year are classified as short-term. See Note B for additional information.

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

Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to 12 years for equipment, 20 to 40 years for land improvements and buildings, and three to seven years for computer software costs incurred in developing or obtaining software for internal use. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Depreciation and amortization expense on property and equipment was $364.2 million, $350.9 million, and $330.4 million for fiscal 2020, 2019, and 2018, respectively. The Company capitalizes interest during the construction period of facilities and during the development and implementation phase of software projects. Interest capitalized was $12.3 million, $4.4 million, and $2.5 million in fiscal 2020, 2019, and 2018, respectively. As of

January 30, 2021, February 1, 2020, and February 2, 2019 the Company had $56.2 million, $40.3 million, and $33.7 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term assets. Other long-term assets as of January 30, 2021 and February 1, 2020 consisted of the following:

($000)	2020	2019
Deferred compensation (Note B)	$159,116	$141,443
Restricted cash and investments	48,765	49,970
Other	22,180	16,908
Total	$230,061	$208,321

Impairment of long-lived assets. Property and other long-term assets that are subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted future cash flows. For stores that are closed, the Company records an impairment charge, if appropriate, or accelerates depreciation over the revised useful life of the asset. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on the Company’s evaluation during fiscal 2020, 2019, and 2018, no impairment charges were recorded.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $63.5 million and $138.8 million at January 30, 2021 and February 1, 2020, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of January 30, 2021 and February 1, 2020 consisted of the following:

($000)	2020	2019
Workers’ compensation	$83,900	$87,063
General liability	42,575	44,371
Medical plans	7,727	6,430
Total	$134,202	$137,864

Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits, and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term liabilities. Other long-term liabilities as of January 30, 2021 and February 1, 2020 consisted of the following:

($000)	2020	2019
Income taxes (Note F)	$65,507	$65,956
Deferred compensation (Note G)	159,116	141,443
Deferred social security taxes	36,701	—
Other	7,234	6,687
Total	$268,558	$214,086

Lease accounting. As the Company’s leases generally do not provide an implicit discount rate, the Company uses the estimated collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments for use in the calculation of the operating lease liabilities and right-of-use assets. This rate is determined using a portfolio approach based on the risk-adjusted rate of interest and requires estimates and assumptions including credit rating, credit spread, and adjustments for the impact of collateral. The Company believes that this is the rate it would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term. Operating lease liabilities and corresponding right-of-use assets include options to extend lease terms that are reasonably certain of being exercised. The Company does not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and accounts for lease and non-lease components as a single lease component. The Company’s lease portfolio is comprised of operating leases with the lease cost recorded on a straight-line basis over the lease term.

In response to the COVID-19 pandemic, the Financial Accounting Standards Board (“FASB”) provided relief under Accounting Standards Update (“ASU”) 2016-02, Leases (Accounting Standards Codification “ASC” 842). Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from the COVID-19 pandemic, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract.

The Company made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made under enforceable rights in the original contract. Additionally, the Company made the policy election to account for these concessions outside of the lease modification framework described under ASC 842. The Company recorded accruals for deferred rental payments and recognized rent abatements or concessions as variable lease costs in the periods incurred. Accruals for rent payment deferrals are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Prior to the adoption of Accounting Standards Codification “ASC” 842 in the beginning of fiscal 2019, when a lease contained “rent holidays” or required fixed escalations of the minimum lease payments, the Company recorded rental expense on a straight-line basis over the term of the lease and the difference between the average rental amount was charged to expense and the amount payable under the lease was recorded as deferred rent. The Company began recording rent expense on the lease possession date. Tenant improvement allowances were amortized over the lease term. Changes in deferred rent and tenant improvement allowances were included as a component of operating activities in the Consolidated Statements of Cash Flows.

Revenue recognition. The Company recognizes revenue at the point of sale, net of sales taxes collected and an allowance for estimated future returns as required by ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). The Company recognizes allowances for estimated sales returns on a gross basis as a reduction to sales. The asset recorded for the expected recovery of merchandise inventory was $10.7 million, $10.7 million, and $10.2 million and the liability recorded for the refund due to the customer was $21.2 million, $20.9 million, and $19.8 million as of January 30, 2021, February 1, 2020, and February 2, 2019, respectively. Sales taxes collected that are outstanding and the allowance for estimated future returns are included in Accrued expenses and other and the asset for expected recovery of merchandise is included in Prepaid expenses and other in the Consolidated Balance Sheets.

Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. As a result of adopting ASC 606, breakage is estimated and recognized as revenue based upon the historical pattern of customer redemptions. Breakage was not material to the consolidated financial statements in fiscal 2020, 2019, and 2018.

The following sales mix table disaggregates revenue by merchandise category for fiscal 2020, 2019, and 2018:

	2020	[1]	2019	2018
Home Accents and Bed and Bath	28%		25%	26%
Ladies	23%		26%	26%
Men’s	14%		14%	14%
Accessories, Lingerie, Fine Jewelry, and Fragrances	14%		13%	13%
Shoes	12%		13%	13%
Children’s	9%		9%	8%
Total	100%		100%	100%

Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2020, 2019, and 2018 were $42.5 million, $74.0 million, and $79.9 million, respectively.

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

Earnings per share (“EPS”). The Company computes and reports both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards and unvested shares of both performance and non-performance based awards of restricted stock. For periods of net loss, basic and diluted EPS are the same as the effect of the assumed vesting of restricted stock and performance share awards are anti-dilutive.

In fiscal 2020, 2019, and 2018 there were 79,500, 27,400, and 23,700 weighted-average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2020
Shares	352,392	2,227	354,619
Amount	$0.24	$—	$0.24
2019
Shares	358,462	2,720	361,182
Amount	$4.63	$(0.03)	$4.60
2018
Shares	369,533	3,145	372,678
Amount	$4.30	$(0.04)	$4.26

Comprehensive income. Comprehensive income includes net earnings and components of other comprehensive income (loss), net of tax, consisting of unrealized investment gains or losses.

Recently issued accounting standards. The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial results.

Recently adopted accounting standards. In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC 740). ASU 2019-12 eliminates certain exceptions in ASC 740 related to the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2019-12 on a prospective basis in the first quarter of fiscal 2020. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. The adoption of this standard did not have a material impact on the Company’s fiscal 2020 results.

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

The Company adopted ASC 842 as of February 3, 2019 (the “effective date”), using the optional transition method on a modified retrospective basis. The Company did not elect the transitional package of practical expedients or the use of hindsight upon adoption of the ASC. The Company elected to not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less, and to account for lease and non-lease components as a single lease component. Upon adoption, the Company recorded lease liabilities based on the present value of the remaining minimum rental payments, using incremental borrowing rates as of the effective date, of $2.9 billion, and the corresponding right-of-use assets of $2.9 billion. The Company also recorded a cumulative-effect adjustment to decrease beginning retained earnings of $19.6 million, primarily related to the write-off of previously capitalized initial direct costs that are no longer capitalized under ASC 842, partially offset by the write-off of the deferred gain on a previous sale-leaseback transaction that meets the sale definition under ASC 842. Reporting periods beginning on or after February 3, 2019 are presented under ASC 842, while prior period amounts and disclosures were not adjusted and continue to be reported under ASC 840. Adoption of ASC 842 did not have a significant impact to the Company’s consolidated statements of earnings or to the consolidated statements of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) which, along with subsequent amendments, supersedes the revenue recognition requirements in “Revenue Recognition (ASC

605).” This guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires entities to recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company adopted ASC 606 as of February 4, 2018, using the modified retrospective method. Results for reporting periods beginning on or after February 4, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC 605. Upon adoption of ASC 606, the Company recorded a cumulative-effect adjustment to increase beginning retained earnings by $20 million as of February 4, 2018, primarily due to the change in the timing of the recognition of stored value card breakage. The impact of applying ASC 606 was not material to the Company’s consolidated financial statements for the year ended February 2, 2019.

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

The fair value of the Company’s financial instruments as of January 30, 2021 and February 1, 2020 are as follows:

($000)	2020	2019
Cash and cash equivalents (Level 1)	$4,819,293	$1,351,205

Investments (Level 2)	$8	$8

Restricted cash and cash equivalents (Level 1)	$134,476	$60,205

The underlying assets in the Company’s non-qualified deferred compensation program as of January 30, 2021 and February 1, 2020 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	2020	2019
Level 1	$159,116	$134,440
Level 2	—	7,003
Total	$159,116	$141,443

Note C: Management Incentive Plan and Stock-Based Compensation

The Company also has an Incentive Compensation Plan which provides cash and performance share awards to key management and employees based on Company and individual performance.

Management incentive plan and performance share award modifications. In August 2020, the Compensation Committee of the Board of Directors approved modifications to the performance measurement goals for the management incentive plan and the performance share award program for fiscal 2020, to be based on the attainment of specific management priorities related to their response to business challenges from COVID-19, as measured and approved by the Compensation Committee, as an alternative to the previously established profitability-based performance goals. As of January 30, 2021, the Company has established an accrual for this incentive compensation based on the Compensation Committee’s assessment of progress towards achievement of these specific priorities.

For fiscal 2020, 2019, and 2018, the Company recognized stock-based compensation expense as follows:

($000)	2020	2019	2018
Restricted stock	$66,908	$54,975	$48,585
Performance awards	30,506	36,542	43,450
ESPP	4,154	3,921	3,550
Total	$101,568	$95,438	$95,585

Capitalized stock-based compensation cost was not significant in any year.

At January 30, 2021, the Company had one active stock-based compensation plan, which is further described in Note H. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Total stock-based compensation recognized in the Company’s Consolidated Statements of Earnings for fiscal 2020, 2019, and 2018 is as follows:

Statements of Earnings Classification ($000)	2020	2019	2018
Cost of goods sold	$52,267	$54,265	$45,052
Selling, general and administrative	49,301	41,173	50,533
Total	$101,568	$95,438	$95,585

The tax benefits related to stock-based compensation expense for fiscal 2020, 2019, and 2018 were $20.6 million, $18.5 million, and $19.6 million, respectively.

Note D: Debt

Long-term debt. Unsecured senior debt, net of unamortized discounts and debt issuance costs, as of January 30, 2021 and February 1, 2020 consisted of the following:

($000)	2020	2019
6.53% Series B Senior Notes due 2021	$64,910	$64,963
3.375% Senior Notes due 2024	248,365	247,928
4.600% Senior Notes due 2025	694,624	—
0.875% Senior Notes due 2026	493,595	—
4.700% Senior Notes due 2027	239,049	—
4.800% Senior Notes due 2030	132,262	—
1.875% Senior Notes due 2031	494,132	—
5.450% Senior Notes due 2050	146,148	—
Total long-term debt	$2,513,085	$312,891

Less: current portion	64,910	—
Total due beyond one year	$2,448,175	$312,891

As of January 30, 2021, the Company had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million, held by various institutional investors. The Series B notes are due in December 2021 and bear interest at a rate of 6.530%. Borrowings under these Senior Notes are subject to certain financial covenants that were amended in June 2020, and are consistent with the corresponding covenants in the Company’s existing revolving credit facility. As of January 30, 2021, the Company was in compliance with these covenants.

As of January 30, 2021, the Company also had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

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

In October 2020, the Company accepted for purchase approximately $775 million in aggregate principal amount of senior notes pursuant to cash tender offers as follows: $351 million of the 2050 Notes, $266 million of the 2030 Notes, and $158 million of the 2027 Notes. The Company paid approximately $1.003 billion in aggregate consideration (including transaction costs, and accrued and unpaid interest) and recorded an approximately $240 million loss on the early extinguishment for the accepted notes.

In October 2020, the Company issued an aggregate of $1.0 billion in unsecured senior notes in two tenors as follows: 0.875% Senior Notes due April 2026 (the “2026 Notes”) with an aggregate principal amount of $500 million and 1.875% Senior Notes due April 2031 (the “2031 Notes”) with an aggregate principal amount of $500 million. Cash proceeds, net of discounts and other issuance costs, were approximately $987.2 million. Interest on the 2026 and 2031 Notes is payable semi-annually beginning April 2021. The Company used the net proceeds from the offering of the 2026 and 2031 Notes to fund the purchase of the accepted notes from its tender offers.

As of January 30, 2021 and February 1, 2020, total unamortized discount and debt issuance costs were $26.9 million and $2.1 million, respectively, and were classified as a reduction of long-term debt.

The Series B and all of the Senior Notes are subject to prepayment penalties for early payment of principal.

As of January 30, 2021, the aggregate fair value of the eight outstanding series of Senior Notes was approximately $2.8 billion. As of February 1, 2020, the aggregate fair value of the two then outstanding series of Senior Notes was approximately $335 million. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

On December 13, 2018, the Company repaid at maturity the $85 million principal amount of the Series A 6.38% unsecured Senior Notes.

The following table shows scheduled annual principal payments on long-term debt:

($000)
2021	$65,000
2022	$—
2023	$—
2024	$250,000
2025	$700,000
Thereafter	$1,524,991

The table below shows the components of interest expense and income for fiscal 2020, 2019, and 2018:

($000)	2020	2019	2018
Interest expense on long-term debt	$88,544	$13,139	$17,900
Interest expense on short-term debt	7,863	—	—
Other interest expense	3,908	968	1,004
Capitalized interest	(12,251)	(4,367)	(2,497)
Interest income	(4,651)	(27,846)	(26,569)
Interest expense (income), net	$83,413	$(18,106)	$(10,162)

Revolving credit facilities. In July 2019, the Company entered into a new $800 million unsecured revolving credit facility, which replaced the Company’s previous $600 million unsecured revolving credit facility. This new credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company's option, for up to two additional one year periods, subject to customary conditions.

In March 2020, the Company borrowed $800 million available under its revolving credit facility. Interest on the loan was based on LIBOR plus 0.875% (or 1.76%).

In May 2020, the Company amended its $800 million unsecured revolving credit facility (the “Amended Credit Facility”) to temporarily suspend, for the second and third quarters of fiscal 2020, the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. The Amended Credit Facility also established a new temporary minimum liquidity requirement, effective for the first quarter of fiscal 2020 and through the end of April 2021. As of January 30, 2021, the Company was in compliance with these amended covenants.

In October 2020, the Company repaid in full the $800 million it borrowed under the unsecured revolving credit facility. As a result, the Company currently has no borrowings or standby letters of credit outstanding under this facility as of January 30, 2021, and the $800 million credit facility remains in place and available.

In May 2020, the Company also entered into an additional $500 million 364-day senior revolving credit facility which was scheduled to expire in April 2021. In October 2020, the Company terminated this senior revolving credit facility. The Company had no borrowings under that credit facility at any time.

Standby letters of credit and collateral trust. The Company uses standby letters of credit outside of its revolving credit facility in addition to a funded trust to collateralize some of its insurance obligations. The Company also uses standby letters of credit outside of its revolving credit facility to collateralize some of its trade payable obligations. As of January 30, 2021 and February 1, 2020, the Company had $15.3 million and $4.2 million, respectively, in standby letters of credit and $56.1 million and $56.0 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. The Company had $16.3 million and $11.2 million in trade letters of credit outstanding at January 30, 2021 and February 1, 2020, respectively.

Note E: Leases

The Company currently leases all but two of its store locations with original, non-cancelable terms that in general range from three to ten years. Store leases typically contain provisions for three to four renewal options of five years each. The exercise of lease renewal options is at the sole discretion of the Company. Most store leases also provide for minimum annual rentals and for payment of variable lease costs. In addition, some store leases also have provisions for additional rent based on a percentage of sales (“percentage rent”) and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual guarantees or material restrictive covenants. The Company does not have any financing leases.

The Company leases ten distribution/warehouse facilities. All of these contain renewal provisions, except for the third-party warehouse in Shafter, California. The following table summarizes the location and expiration date of the Company’s leased warehouses:

Location	Lease Expiration Date
Leased Distribution/Warehouse Facilities
Moreno Valley, California[1]	2023
Moreno Valley, California[1]	2029
Shafter, California	2029
Shafter, California[1]	2021
Las Vegas, Nevada	2025
Carlisle, Pennsylvania	2022
Carlisle, Pennsylvania	2021
Fort Mill, South Carolina	2024
Fort Mill, South Carolina	2023
Rock Hill, South Carolina	2028

[1] Operated by a third party.

The Company leases approximately 120,000 and 5,000 square feet of office space for its Los Angeles and Boston buying offices, respectively. The lease term for both of these facilities expire in 2022, and contain renewal provisions. In addition, the Company has a ground lease related to its New York buying office.

The following table presents net operating lease costs included in the Consolidated Statement of Earnings for fiscal 2020 and 2019:

($000)	2020	2019
Operating lease cost[1]	$669,339	$639,545
Variable lease costs[2]	172,036	174,438
Net lease cost[3]	$841,375	$813,983

[1] Net of sublease income which was immaterial.
[2] Includes property and rent taxes, insurance, common area maintenance, and percentage rent. Fiscal 2020 also includes rent abatements negotiated due to the COVID-19 pandemic.
[3] Excludes short-term lease costs which were immaterial.

The maturity of operating lease liabilities, including the ground lease related to the New York buying office as of January 30, 2021, are as follows:

($000)	Operating Leases[1]
2021	$634,496
2022	659,045
2023	575,018
2024	466,458
2025	361,659
Thereafter	1,551,616
Total lease payments	$4,248,292
Less: interest	1,028,578
Present value of lease liabilities	$3,219,714
Less: current operating lease liabilities	598,120
Non-current operating lease liabilities	$2,621,594

[1] Operating leases exclude $188.7 million of minimum lease payments for leases signed that have not yet commenced.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases as of January 30, 2021 and February 1, 2020 are as follows:

	2020	2019
Weighted-average remaining lease term (years):
Including the long-term ground lease related to the New York buying office	10.4	10.7
Excluding the long-term ground lease related to the New York buying office	5.9	6.1

Weighted-average discount rate:
Including the long-term ground lease related to the New York buying office	3.4%	3.5%
Excluding the long-term ground lease related to the New York buying office	3.0%	3.1%

The following table presents cash paid for amounts included in the measurement of operating lease liabilities and operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) for fiscal 2020 and 2019:

($000)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$554,620	$608,565
Operating lease assets obtained in exchange for new operating lease liabilities[1]	$610,552	$739,326

[1] Includes new leases and remeasurements or modifications of existing leases.

Rent expense under ASC 840, including contingent rent and net of sublease income, was $569.8 million in fiscal 2018. Contingent rent and sublease income was not significant in fiscal 2018.

Note F: Taxes on Earnings

The provision for income taxes consisted of the following:

($000)	2020	2019	2018
Current
Federal	$44,164	$414,823	$357,170
State	4,563	56,528	74,472
	48,727	471,351	431,642
Deferred
Federal	(27,487)	28,244	33,913
State	(325)	3,765	(2,136)
	(27,812)	32,009	31,777
Total	$20,915	$503,360	$463,419

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2020	2019	2018
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	4.1%	3.2%	3.5%
Hiring tax credits	(5.4)%	(0.4)%	(0.5)%
Tax audit settlements	—%	(0.5)%	(1.3)%
Other, net	—%	—%	(0.1)%
Total	19.7%	23.3%	22.6%

Certain items in the prior years have been reclassified to conform to current year’s presentation.

In fiscal 2019, the Company resolved uncertain tax positions with a state tax authority. As a result, the Company recognized a tax benefit of approximately $10.0 million in the Consolidated Statement of Earnings. In fiscal 2018, the Company resolved uncertain tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, the Company recognized a tax benefit of approximately $26.0 million in the Consolidated Statement of Earnings.

The components of deferred taxes at January 30, 2021 and February 1, 2020 are as follows:

($000)	2020	2019
Deferred Tax Assets
Accrued liabilities	$30,415	$35,242
Deferred compensation	34,545	33,108
Stock-based compensation	39,302	35,290
State taxes and credits	10,926	20,178
Employee benefits	37,779	18,425
Operating lease liabilities	829,946	797,467
Other	6,239	3,353
Gross Deferred Tax Assets	989,152	943,063
Less: Valuation allowance	(4,089)	(4,590)
Deferred Tax Assets	985,063	938,473

Deferred Tax Liabilities
Depreciation	(285,161)	(273,255)
Merchandise inventory	(25,434)	(26,376)
Supplies	(11,589)	(10,972)
Operating lease assets	(775,183)	(766,874)
Other	(9,563)	(10,675)
Deferred Tax Liabilities	(1,106,930)	(1,088,152)
Net Deferred Tax Liabilities	$(121,867)	$(149,679)

At the end of fiscal 2020 and 2019, the Company’s state tax credit carryforwards for income tax purposes were approximately $13.7 million and $12.8 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2021. The Company has provided a valuation allowance of $4.1 million as of the end of fiscal 2020 for deferred tax assets related to state tax credits that are not expected to be realized.

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2020, 2019, and 2018 are as follows:

($000)	2020	2019	2018
Unrecognized tax benefits - beginning of year	$59,887	$65,787	$98,666
Gross increases:
Tax positions in current period	12,310	13,864	14,722
Tax positions in prior period	2,860	2,672	1,843
Gross decreases:
Tax positions in prior periods	(2,624)	(9,559)	(40,600)
Lapse of statutes of limitations	(9,861)	(8,653)	(8,584)
Settlements	(2,332)	(4,224)	(260)
Unrecognized tax benefits - end of year	$60,240	$59,887	$65,787

At the end of fiscal 2020, 2019, and 2018, the reserves for unrecognized tax benefits were $67.9 million, $67.1 million, and $78.8 million inclusive of $7.7 million, $7.2 million, and $13.0 million of related reserves for interest and penalties, respectively. In fiscal 2019, the Company resolved uncertain tax positions with a state tax authority. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $16.2 million, inclusive of $6.6 million of related reserves for interest and penalties. In fiscal 2018, the Company resolved uncertain tax positions related to fiscal 2015 with the Internal Revenue Service. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $52.4 million, inclusive of $12.6 million of related reserves for interest and penalties. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $54.2 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $10.6 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2017 through 2020. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2016 through 2020. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $20.8 million, $19.2 million, and $17.1 million in fiscal 2020, 2019, and 2018, respectively.

The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $159.1 million and $141.4 million at January 30, 2021 and February 1, 2020, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $159.1 million and $141.4 million at January 30, 2021 and February 1, 2020, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.

In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $8.9 million and $8.2 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020, respectively.

Note H: Stockholders’ Equity

Common stock. In March 2019, the Company’s Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. Due to the economic uncertainty stemming from the severe impact of the COVID-19 pandemic, the Company suspended its stock repurchase program as of March 2020, at which time the Company had repurchased $1.407 billion under the $2.55 billion stock repurchase program. In February 2017, the Company’s Board of Directors approved a two-year $1.75 billion stock repurchase program through fiscal 2018. In March 2018, the Company’s Board of Directors approved an increase in the stock repurchase authorization for fiscal 2018 by $200 million to $1.075 billion, up from the previously available $875 million.

The following table summarizes the Company’s stock repurchase activity in fiscal 2020, 2019, and 2018:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)
2020	1.2	$113.10	$132
2019	12.3	$103.99	$1,275
2018	12.5	$86.19	$1,075

Preferred stock. The Company has 4.0 million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Dividends. On March 2, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.285 per common share, payable on March 31, 2021, resuming the payment of quarterly dividends. The Company’s Board of Directors declared a cash dividend of $0.285 per common share in March 2020. In May 2020, the Company temporarily suspended its quarterly dividends, due to the economic uncertainty stemming from the COVID-19 pandemic. The Company’s Board of Directors declared cash dividends of $0.255 per common share in March, May, August, and November 2019, and cash dividends of $0.225 per common share in March, May, August, and November 2018.

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

The 2017 Plan has an initial share reserve of 12.0 million shares of the Company’s common stock which can be increased by a maximum of 5.5 million shares from certain expired, withheld, or forfeited shares from the 2017 Plan or the Predecessor Plan. The 2017 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of January 30, 2021, there were 10.2 million shares available for grant under the 2017 Plan.

A summary of restricted stock and performance share award activity for fiscal 2020 is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at February 1, 2020	4,394	$76.20
Awarded	1,157	98.00
Released	(1,233)	65.74
Forfeited	(88)	77.77
Unvested at January 30, 2021	4,230	$85.15

The market value of shares of restricted stock and performance shares at the date of grant is amortized to expense over the vesting period of generally three to five years. The unamortized compensation expense at January 30, 2021 and February 1, 2020 was $161.3 million and $158.4 million, respectively, which is expected to be recognized over a weighted-average remaining period of 1.9 years. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2020 (or $111.29), was $470.8 million. A total of 10.2 million, 10.7 million, and 11.2 million shares were available for new restricted stock awards at the end of fiscal 2020, 2019, and 2018, respectively. During fiscal 2020, 2019, and 2018, shares purchased by the Company for tax withholding totaled 0.5 million, 0.6 million, and 0.7 million shares, respectively, and are considered treasury shares which are available for reissuance. As of January 30, 2021 and February 1, 2020, the Company held 14.3 million and 13.8 million shares of treasury stock, respectively.

Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock on a specified settlement date based on the Company’s attainment of a performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock then vests over a service period, generally two to three years from the date the performance award was granted. The Company issued approximately 380,000, 414,000, and 556,000 shares in settlement of the fiscal 2020, 2019, and 2018 awards.

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

During fiscal 2020, 2019, and 2018, employees purchased approximately 0.3 million, 0.3 million, and 0.3 million shares, respectively, of the Company’s common stock under the plan at weighted-average per share prices of $81.45, $88.45, and $72.89, respectively. Through January 30, 2021, approximately 40.5 million shares had been issued under this plan and 4.5 million shares remained available for future issuance.

Note I: Related Party Transactions

The Company has a consulting agreement with Norman Ferber, its Chairman Emeritus of the Board of Directors, under which the Company paid him $2.1 million, $2.1 million, and $1.9 million in fiscal 2020, 2019, and 2018, respectively. In addition, the agreement provides for administrative support and health and other benefits for him and his dependents, which totaled approximately $0.4 million, $0.4 million, and $0.4 million in fiscal 2020, 2019, and 2018, respectively, along with amounts to cover premiums through May 2022 on a life insurance policy with a death benefit of $2.0 million. Mr. Ferber’s current consulting agreement pays him an annual consulting fee of $2.3 million through May 2021 and $1.6 million through May 2022. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.

Robert Ferber, the son of Norman Ferber, is a Vice President, Divisional Merchandise Manager with the Company. The Company paid Robert Ferber compensation including salary and bonus of approximately $248,000, $209,000, and $180,000 in fiscal 2020, 2019, and 2018, respectively.

Note J: Litigation, Claims, and Assessments

Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour laws and consumer protection laws. Class/representative action litigation remains pending as of January 30, 2021.

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

Note K: Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2020 and 2019 is presented in the tables below.

Year ended January 30, 2021:

	Quarter Ended
($000, except per share data)	May 2, 2020	August 1, 2020	October 31, 2020		January 30, 2021
Sales	$1,842,673	$2,684,712	$3,754,509		$4,249,671

Cost of goods sold	1,889,991	2,080,120	2,711,419		3,157,044
Selling, general and administrative	415,305	519,495	877,857		690,624
Interest expense, net	6,666	28,855	28,740		19,152
Total costs and expenses	2,311,962	2,628,470	3,618,016		3,866,820
(Loss) earnings before taxes	(469,289)	56,242	136,493		382,851
(Benefit) provision for taxes on (loss) earnings	(163,447)	34,195	5,296		144,871
Net (loss) earnings	$(305,842)	$22,047	$131,197		$237,980

(Loss) earnings per share – basic[1]	$(0.87)	$0.06	$0.37	[3]	$0.67
(Loss) earnings per share – diluted[1]	$(0.87)	$0.06	$0.37	[3]	$0.67
Cash dividends declared per share
on common stock[2]	$0.285	$—	$—		$—

¹	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.
[2]	In May 2020, the Company temporarily suspended its quarterly dividends, due to the economic uncertainty stemming from the COVID-19 pandemic.
[3]	Includes a per share charge of approximately $0.65 primarily related to the long-term debt refinancing.

Year ended February 1, 2020:

	Quarter Ended
($000, except per share data)	May 4, 2019	August 3, 2019	November 2, 2019	February 1, 2020
Sales	$3,796,642	$3,979,869	$3,849,117	$4,413,445

Cost of goods sold	2,701,668	2,843,850	2,766,432	3,224,237
Selling, general and administrative	558,250	591,970	604,605	601,879
Interest income, net	(5,635)	(4,782)	(4,402)	(3,287)
Total costs and expenses	3,254,283	3,431,038	3,366,635	3,822,829
Earnings before taxes	542,359	548,831	482,482	590,616
Provision for taxes on earnings	121,217	136,110	111,550	134,483
Net earnings	$421,142	$412,721	$370,932	$456,133

Earnings per share – basic[1]	$1.16	$1.15	$1.04	$1.29	²
Earnings per share – diluted[1]	$1.15	$1.14	$1.03	$1.28	²
Cash dividends declared per share
on common stock	$0.255	$0.255	$0.255	$0.255

¹	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.
²	Includes a per share benefit of approximately $0.02 from the favorable resolution of a tax matter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ross Stores, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
March 30, 2021

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 30, 2021.

Our internal control over financial reporting as of January 30, 2021 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 30, 2021, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 19, 2021 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 30, 2021:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted-average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))[1]
Equity compensation plans
approved by security holders	377	²	—	14,681	[3]
Equity compensation plans not
approved by security holders	—		—	—
Total	377		—	14,681

[1] After approval by stockholders of the 2017 Equity Incentive Plan in May 2017, any shares remaining available for grant in the share reserves of the 2008 Equity Incentive Plan were automatically canceled.

[2] Securities include shares underlying outstanding performance share awards where the performance measurement has occurred but that remain unsettled and unissued as of January 30, 2021. The weighted-average exercise price in column (b) does not take these awards into account.

[3] Includes 4.5 million shares reserved for issuance under the Employee Stock Purchase Plan and 10.2 million shares reserved for issuance under the 2017 Equity Incentive Plan.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements, schedules, and exhibits are filed as part of this report or are incorporated herein as indicated:
1. List of Consolidated Financial Statements.
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended January 30, 2021, February 1, 2020, and February 2, 2019.
Consolidated Statements of Comprehensive Income for the years ended January 30, 2021, February 1, 2020, and February 2, 2019.
Consolidated Balance Sheets at January 30, 2021 and February 1, 2020.
Consolidated Statements of Stockholders’ Equity for the years ended January 30, 2021, February 1, 2020, and February 2, 2019.
Consolidated Statements of Cash Flows for the years ended January 30, 2021, February 1, 2020, and February 2, 2019.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Barbara Rentler
Date:	March 30, 2021		Barbara Rentler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Barbara Rentler	Chief Executive Officer, Director	March 30, 2021
Barbara Rentler

/s/Travis R. Marquette	Executive Vice President and Chief Financial	March 30, 2021
Travis R. Marquette	Officer, and Principal Accounting Officer

/s/Michael Balmuth	Chairman of the Board and Senior Advisor, Director	March 30, 2021
Michael Balmuth

/s/K. Gunnar Bjorklund	Director	March 30, 2021
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 30, 2021
Michael J. Bush

/s/Norman A. Ferber	Chairman Emeritus of the Board, Director	March 30, 2021
Norman A. Ferber

/s/Sharon D. Garrett	Director	March 30, 2021
Sharon D. Garrett

/s/Michael J. Hartshorn	Group President and Chief Operating Officer,	March 30, 2021
Michael J. Hartshorn	Director

/s/Stephen D. Milligan	Director	March 30, 2021
Stephen D. Milligan

/s/Patricia H. Mueller	Director	March 30, 2021
Patricia H. Mueller

/s/George P. Orban	Director	March 30, 2021
George P. Orban

/s/Gregory L. Quesnel	Director	March 30, 2021
Gregory L. Quesnel

/s/Larree M. Renda	Director	March 30, 2021
Larree M. Renda

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

4.1	Description of Common Stock of Ross Stores, Inc., incorporated by reference to Exhibit 4.5 to the Form 10-K filed by Ross Stores, Inc. for its year ended February 1, 2020.
4.2	Note Purchase Agreement dated October 17, 2006, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2006.
4.3	First Amendment to Note Purchase Agreement dated as of June 30, 2020, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August, 1 2020.
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

4.6	Form of the 3.375% Senior Notes Due 2024, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores on September 18, 2014.
4.7
Officers’ Certificate, dated as of April 6, 2020, establishing the aggregate amounts, terms and form of the Notes, incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.

4.8	Form of 4.600% Senior Notes Due 2025, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.9	Form of 4.700% Senior Notes Due 2027, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.10	Form of 4.800% Senior Notes Due 2030, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.11	Form of 5.450% Senior Notes Due 2050, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.12
Officers’ Certificate, dated as of October 21, 2020 establishing the aggregate amounts, terms and forms of the Notes., incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.

4.13	Form of the 0.875% Senior Notes Due 2026, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.

4.14	Form of the 1.875% Senior Notes Due 2031, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.
10.1
Amended and Restated Credit Agreement dated July 1, 2019 among Ross Stores, Inc., various lenders and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 3, 2019.

10.2
First Amendment to Amended and Restated Credit Agreement dated as of May 1, 2020 among Ross Stores, Inc., various lenders, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.

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

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.5 - 10.45)
10.5
Third Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan effective December 31, 2008 (as amended effective January 1, 2015 and October 1, 2017), incorporated by reference to Exhibit 10.3 filed by Ross Stores, Inc. for its fiscal year ended February 3, 2018.

10.6	Second Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.
10.7
Ross Stores, Inc. 2008 Equity Incentive Plan (as amended through May 21, 2014), incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.8
Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 filed by Ross Stores, Inc. on May 17, 2017 (Registration No. 333-218052).

10.9	Amended Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.
10.10	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.
10.11	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.12	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.13	Form of Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.14	Form of Performance Share Agreement, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.15	Form of Performance Shares Grant Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.

10.16	Form of Indemnity Agreement for Directors and Executive Officers, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2013.
10.17	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.18	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2019.
10.19	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.
10.20	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.
10.21
Amended and Restated Independent Contractor Consultancy Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2010.

10.22
Amended Independent Contractor Consultancy Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.52 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.23
Amendment to Independent Contractor Consultancy Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.24
Amended and Restated Retirement Benefit Package Agreement effective January 6, 2010 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.48 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2010.

10.25
Amended Retirement Benefits Package Agreement effective January 30, 2012 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.53 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 28, 2012.

10.26
Amendment to Retirement Benefit Package Agreement effective February 17, 2015 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2015.

10.27
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

10.29
Amendment to Independent Contractor Consultancy Agreement effective February 1, 2018 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.28 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2019.

10.30
Amendment to Independent Contractor Consultancy Agreement effective July 30, 2019 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 3, 2019.

10.31
Amendment to Independent Contractor Consultancy Agreement effective September 24, 2020 between Norman A. Ferber and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.

10.32
Employment Agreement effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.33
First Amendment to Employment Agreement between Michael Balmuth and Ross Stores, Inc. dated March 15, 2015, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

10.34
Second Amendment to Employment Agreement effective January 1, 2016 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.49 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.35
Third Amendment to the Employment Agreement effective May 18, 2016 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2016.

10.36
Fourth Amendment to the Employment Agreement effective April 15, 2017 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.

10.37
Fifth Amendment to the Employment Agreement effective July 3, 2018 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2018.

10.38
Sixth Amendment to the Employment Agreement effective November 23, 2018 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2019.

10.39
Seventh Amendment to the Employment Agreement effective July 13, 2019 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 3, 2019.

10.40
Eighth Amendment to the Employment Agreement effective September 24, 2020 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.

10.41
Employment Agreement effective March 16, 2019 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2019.

10.42
Employment Agreement effective August 16, 2019 between Michael Hartshorn and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended November 2, 2019.

10.43
Employment Agreement effective March 16, 2020 between Brian Morrow and Ross Stores, Inc., incorporated by reference to Exhibit 10.11 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.

10.44
Employment Agreement effective August 16, 2019 between Michael Kobayashi and Ross Stores, Inc., incorporated by reference to Exhibit 10.13 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.

10.45
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