Form 10-Q
period 2021-05-01
ROSS STORES, INC.
filed 2021-06-09
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 01, 2021

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
Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 14, 2021 was 357,120,667.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended
($000, except stores and per share data, unaudited)	May 1, 2021	May 2, 2020
Sales	$4,516,080	$1,842,673

Costs and Expenses
Cost of goods sold	3,198,396	1,889,991
Selling, general and administrative	675,053	415,305
Interest expense, net	19,049	6,666
Total costs and expenses	3,892,498	2,311,962

Earnings (loss) before taxes	623,582	(469,289)
Provision (benefit) for taxes on earnings (loss)	147,103	(163,447)
Net earnings (loss)	$476,479	$(305,842)

Earnings (loss) per share
Basic	$1.35	$(0.87)
Diluted	$1.34	$(0.87)

Weighted-average shares outstanding (000)
Basic	352,988	352,202
Diluted	355,367	352,202

Store count at end of period	1,866	1,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
($000, unaudited)	May 1, 2021	May 2, 2020
Net earnings (loss)	$476,479	$(305,842)

Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$476,479	$(305,842)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Current Assets
Cash and cash equivalents	$5,367,006	$4,819,293	$2,669,535
Accounts receivable	167,139	115,067	49,624
Merchandise inventory	1,697,992	1,508,982	1,757,263
Prepaid expenses and other	199,391	249,149	111,493
Total current assets	7,431,528	6,692,491	4,587,915

Property and Equipment
Land and buildings	1,186,579	1,187,045	1,177,847
Fixtures and equipment	3,242,681	3,243,206	3,125,333
Leasehold improvements	1,271,518	1,278,134	1,238,313
Construction-in-progress	449,166	376,076	281,692
	6,149,944	6,084,461	5,823,185
Less accumulated depreciation and amortization	3,436,071	3,373,965	3,126,467
Property and equipment, net	2,713,873	2,710,496	2,696,718

Operating lease assets	3,004,747	3,084,819	3,078,373
Other long-term assets	245,715	230,061	365,040
Total assets	$13,395,863	$12,717,867	$10,728,046

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,574,780	$2,256,928	$706,267
Accrued expenses and other	583,399	592,122	374,811
Current operating lease liabilities	599,838	598,120	570,832
Accrued payroll and benefits	323,165	400,273	166,707
Income taxes payable	172,276	54,680	—
Short-term debt	—	—	805,000
Current portion of long-term debt	64,937	64,910	—
Total current liabilities	4,318,395	3,967,033	2,623,617

Long-term debt	2,449,208	2,448,175	2,285,614
Non-current operating lease liabilities	2,542,358	2,621,594	2,631,769
Other long-term liabilities	285,762	268,558	206,504
Deferred income taxes	147,319	121,867	163,150

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 357,117,000, 356,503,000 and 355,922,000 shares, respectively	3,571	3,565	3,559
Additional paid-in capital	1,614,555	1,579,824	1,484,911
Treasury stock	(525,928)	(478,550)	(465,645)
Retained earnings	2,560,623	2,185,801	1,794,567
Total stockholders’ equity	3,652,821	3,290,640	2,817,392
Total liabilities and stockholders’ equity	$13,395,863	$12,717,867	$10,728,046
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 30, 2021	356,503	$3,565	$1,579,824	$(478,550)	$2,185,801	$3,290,640
Net earnings	—	—	—	—	476,479	476,479
Common stock issued under stock
plans, net of shares
used for tax withholding	614	6	6,057	(47,378)	—	(41,315)
Stock-based compensation	—	—	28,674	—	—	28,674
Dividends declared ($0.285 per share)	—	—	—	—	(101,657)	(101,657)
Balance at May 1, 2021	357,117	$3,571	$1,614,555	$(525,928)	$2,560,623	$3,652,821

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at February 1, 2020	356,775	$3,568	$1,458,307	$(433,328)	$2,330,702	$3,359,249
Net loss	—	—	—	—	(305,842)	(305,842)
Common stock issued under stock
plans, net of shares
used for tax withholding	318	3	5,441	(32,317)	—	(26,873)
Stock-based compensation	—	—	24,739	—	—	24,739
Common stock repurchased	(1,171)	(12)	(3,576)	—	(128,879)	(132,467)
Dividends declared ($0.285 per share)	—	—	—	—	(101,414)	(101,414)
Balance at May 2, 2020	355,922	$3,559	$1,484,911	$(465,645)	$1,794,567	$2,817,392
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	May 1, 2021	May 2, 2020
Cash Flows From Operating Activities
Net earnings (loss)	$476,479	$(305,842)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87,510	90,598
Stock-based compensation	28,674	24,739
Deferred income taxes	25,452	13,471
Change in assets and liabilities:
Merchandise inventory	(189,010)	75,076
Other current assets	(77,246)	88,286
Accounts payable	349,540	(600,918)
Other current liabilities	(71,623)	(268,925)
Income taxes	121,255	(175,142)
Operating lease assets and liabilities, net	2,554	3,001
Other long-term, net	(765)	(2,786)
Net cash provided by (used in) operating activities	752,820	(1,058,442)

Cash Flows From Investing Activities
Additions to property and equipment	(136,937)	(139,729)
Net cash used in investing activities	(136,937)	(139,729)

Cash Flows From Financing Activities
Net proceeds from issuance of short-term debt	—	805,601
Payments of short-term debt	—	(615)
Net proceeds from issuance of long-term debt	—	1,976,030
Payments of debt issuance costs	—	(3,135)
Issuance of common stock related to stock plans	6,063	5,444
Treasury stock purchased	(47,378)	(32,317)
Repurchase of common stock	—	(132,467)
Dividends paid	(101,519)	(101,414)
Net cash (used in) provided by financing activities	(142,834)	2,517,127

Net increase in cash, cash equivalents, and restricted cash and cash equivalents	473,049	1,318,956

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,953,769	1,411,410
End of period	$5,426,818	$2,730,366

Supplemental Cash Flow Disclosures
Interest paid	$39,929	$4,235
Income taxes paid (refunded)	$396	$(1,777)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 1, 2021 and May 2, 2020
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 1, 2021 and May 2, 2020, the results of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three month periods ended May 1, 2021 and May 2, 2020. The Condensed Consolidated Balance Sheet as of January 30, 2021, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.

The results of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three month periods ended May 1, 2021 and May 2, 2020 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Use of accounting estimates. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include valuation reserves for inventory, packaway inventory costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and legal claims. The ongoing uncertainties and potential impacts from the COVID-19 pandemic increase the challenge of making these estimates; actual results could differ materially from the Company’s estimates.

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three month periods ended May 1, 2021 and May 2, 2020:

	Three Months Ended
	May 1, 2021	May 2, 2020	[1]
Home Accents and Bed and Bath	27%	27%
Ladies	24%	25%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	13%
Shoes	13%	14%
Men’s	13%	12%
Children’s	9%	9%
Total	100%	100%
[1] Sales mix for the three months period ended May 2, 2020 represents sales through the temporary closure of all stores on March 20, 2020.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	May 1, 2021	January 30, 2021	May 2, 2020
Cash and cash equivalents	$5,367,006	$4,819,293	$2,669,535
Restricted cash and cash equivalents included in:
Prepaid expenses and other	10,766	85,711	10,341
Other long-term assets	49,046	48,765	50,490
Total restricted cash and cash equivalents	59,812	134,476	60,831
Total cash and cash equivalents, and restricted cash and cash equivalents	$5,426,818	$4,953,769	$2,730,366

Property and equipment. As of May 1, 2021 and May 2, 2020, the Company had $10.2 million and $34.5 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

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

Supplemental cash flow disclosures related to leases: Operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended
($000)	May 1, 2021	May 2, 2020
Operating lease assets obtained in exchange for new operating lease liabilities	$69,170	$164,973

Cash dividends. The Company’s Board of Directors declared a quarterly cash dividend of $0.285 per common share in March 2020. In May 2020, the Company suspended its quarterly dividends due to the economic uncertainty stemming from the COVID-19 pandemic. On March 2, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.285 per common share, payable on March 31, 2021, resuming quarterly dividends.

In May 2021, the Company’s Board of Directors declared a cash dividend of $0.285 per common share, payable on June 30, 2021.

Stock repurchase program. On May 19, 2021, the Company’s Board of Directors authorized a new program to repurchase up to $1.5 billion of its common stock through fiscal 2022.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class/representative action litigation remains pending as of May 1, 2021.

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

Recently issued accounting standards. The Company considers the applicability and impact of all ASUs issued by the FASB. For the three month period ended May 1, 2021, the ASUs issued by the FASB were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial results.

Note B: Fair Value Measurements

The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value.

Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The inputs used to measure fair value include: Level 1, observable inputs such as quoted prices in active markets; Level 2, inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, unobservable inputs in which little or no market data exists. This fair value hierarchy requires the Company to develop its own assumptions, maximize the use of observable inputs, and minimize the use of unobservable inputs when measuring fair value. Corporate, U.S. government and agency, and mortgage-backed securities are classified within Level 1 or Level 2 because these securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

The fair value of the Company’s financial instruments are as follows:

($000)	May 1, 2021	January 30, 2021	May 2, 2020
Cash and cash equivalents (Level 1)	$5,367,006	$4,819,293	$2,669,535

Restricted cash and cash equivalents (Level 1)	$59,812	$134,476	$60,831

Investments (Level 2)	$8	$8	$8

The underlying assets in the Company’s non-qualified deferred compensation program as of May 1, 2021, January 30, 2021, and May 2, 2020 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	May 1, 2021	January 30, 2021	May 2, 2020
Level 1	$172,999	$159,116	$121,198
Level 2	—	—	11,068
Total	$172,999	$159,116	$132,266

Note C: Management Incentive Plan and Stock-Based Compensation

The Company has incentive compensation programs which provide cash incentive bonuses and performance share awards to key management and employees based on Company and individual performance.

For fiscal 2021, the Compensation Committee of the Board of Directors established the performance measures for determining incentive compensation amounts as based on a combination of profitability-based performance goals and the attainment of specific management priorities related to business challenges from the COVID-19 pandemic, as measured and approved by the Compensation Committee. As of May 1, 2021, the Company has established an accrual for this incentive compensation based on its forecasted attainment of the profitability-based performance goals and the Compensation Committee’s assessment of progress towards achievement of the specific business priorities.

For the fiscal 2020 management incentive bonus plan and performance share awards, the Compensation Committee approved modifications in August 2020, to the performance measurement goals, to be based on the attainment of specific management priorities related to business challenges from the COVID-19 pandemic, as measured and approved by the Compensation Committee, as an alternative to the previously established profitability-based performance goals for 2020.

Stock-based compensation. For the three month periods ended May 1, 2021 and May 2, 2020, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 1, 2021	May 2, 2020
Restricted stock	$18,589	$16,482
Performance awards	9,014	7,296
Employee stock purchase plan	1,071	961
Total	$28,674	$24,739

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three month periods ended May 1, 2021 and May 2, 2020, is as follows:

	Three Months Ended
Statements of Operations Classification ($000)	May 1, 2021	May 2, 2020
Cost of goods sold	$14,672	$12,666
Selling, general and administrative	14,002	12,073
Total	$28,674	$24,739

The tax benefits related to stock-based compensation expense for the three month periods ended May 1, 2021 and May 2, 2020 were $5.3 million and $5.4 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock to directors, officers, and key employees. The market value of shares of restricted stock at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three month periods ended May 1, 2021 and May 2, 2020, shares purchased by the Company for tax withholding totaled 386,966 and 349,513, respectively, and are considered treasury shares which are available for reissuance.

Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock on a specified settlement date based on the Company’s attainment of performance goals during the performance period, which is the Company’s fiscal year. If attained, the restricted stock then vests over a service period, generally two to three years from the date the performance award was granted.

As of May 1, 2021, shares related to unvested restricted stock and performance share awards totaled 3.8 million shares. A summary of restricted stock and performance share award activity for the three month period ended May 1, 2021, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at January 30, 2021	4,230	$85.15
Awarded	567	121.60
Released	(961)	73.80
Forfeited	(4)	86.18
Unvested at May 1, 2021	3,832	$93.42

The unamortized compensation expense at May 1, 2021, was $223.1 million, which is expected to be recognized over a weighted-average remaining period of 2.4 years. The unamortized compensation expense at May 2, 2020, was $209.5 million, which was expected to be recognized over a weighted-average remaining period of 2.4 years.

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

Note D: Earnings (Loss) Per Share

The Company computes and reports both basic earnings (loss) per share (“EPS”) and diluted EPS. Basic EPS is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings (loss) by the sum of the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period, except in cases where the effect of the common stock equivalents would be anti-dilutive. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards and unvested shares of both performance and non-performance based awards of restricted stock. For periods of net loss, basic and diluted EPS are the same as the effect of the assumed vesting of restricted stock and performance share awards are anti-dilutive.

For the three month period ended May 1, 2021, approximately 17,400 weighted-average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented. For the three month period ended May 2, 2020, basic and diluted EPS were the same due to the Company’s net loss.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
May 1, 2021
Shares	352,988	2,379	355,367
Amount	$1.35	$(0.01)	$1.34

May 2, 2020
Shares	352,202	—	352,202
Amount	$(0.87)	$—	$(0.87)

Note E: Debt

Short-term debt and long-term debt. Short-term debt and unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	May 1, 2021	January 30, 2021	May 2, 2020
$800 million revolving credit facility	$—	$—	$800,000
Other short-term debt financing	—	—	5,000
Total short-term debt	$—	$—	$805,000

6.530% Series B Senior Notes due 2021	$64,937	$64,910	$64,968
3.375% Senior Notes due 2024	248,476	248,365	248,037
4.600% Senior Notes due 2025	694,940	694,624	693,676
0.875% Senior Notes due 2026	493,898	493,595	—
4.700% Senior Notes due 2027	239,153	239,049	394,953
4.800% Senior Notes due 2030	132,304	132,262	394,635
1.875% Senior Notes due 2031	494,271	494,132	—
5.450% Senior Notes due 2050	146,166	146,148	489,345
Total long-term debt	$2,514,145	$2,513,085	$2,285,614

Less: current portion	64,937	64,910	—
Total due beyond one year	$2,449,208	$2,448,175	$2,285,614

Revolving credit facilities. The Company's $800 million unsecured revolving credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing the Company to increase the size of its credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin and is payable quarterly and upon maturity. The revolving credit facility may be extended, at the Company’s option, for up to two additional one year periods, subject to customary conditions.

In March 2020, the Company borrowed $800 million available under its revolving credit facility. Interest on the loan was based on LIBOR plus 0.875% (or 1.76%).

In May 2020, the Company amended its $800 million unsecured revolving credit facility (the “Amended Credit Facility”) to temporarily suspend, for the second and third quarters of fiscal 2020, the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. The Amended Credit Facility also established a new temporary minimum liquidity requirement, effective for the first quarter of fiscal 2020 and through the end of April 2021. As of May 1, 2021, the Company was in compliance with these amended covenants.

In October 2020, the Company repaid in full the $800 million it borrowed under the unsecured revolving credit facility. As a result, the Company currently has no borrowings or standby letters of credit outstanding under this facility as of May 1, 2021, and the $800 million credit facility remains in place and available.

In May 2020, the Company also entered into an additional $500 million 364-day senior revolving credit facility which was scheduled to expire in April 2021. In October 2020, the Company terminated this senior revolving credit facility. The Company had no borrowings under that credit facility at any time.

Senior notes. As of May 1, 2021, the Company had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million held by various institutional investors. The Series B notes are due in December 2021, and bear interest at a rate of 6.530%. Borrowings under these Senior Notes are subject to certain financial covenants that were amended in June 2020, and are consistent with the corresponding covenants in the Company’s existing revolving credit facility. As of May 1, 2021, the Company was in compliance with these covenants.

As of May 1, 2021, the Company also had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

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

In October 2020, the Company accepted for repurchase approximately $775 million in aggregate principal amount of the senior notes issued in April 2020, pursuant to cash tender offers as follows: $351 million of the 2050 Notes, $266 million of the 2030 Notes, and $158 million of the 2027 Notes. The Company paid approximately $1.003 billion in aggregate consideration (including transaction costs, and accrued and unpaid interest) and recorded an approximately $240 million loss on the early extinguishment for the accepted senior notes.

In October 2020, the Company issued an aggregate of $1.0 billion in unsecured senior notes in two tenors as follows: 0.875% Senior Notes due April 2026 (the “2026 Notes”) with an aggregate principal amount of $500 million and 1.875% Senior Notes due April 2031 (the “2031 Notes”) with an aggregate principal amount of $500 million. Cash proceeds, net of discounts and other issuance costs, were approximately $987.2 million. Interest on the 2026 and 2031 Notes is payable semi-annually beginning April 2021. The Company used the net proceeds from the offering of the 2026 and 2031 Notes to fund the purchase of the accepted senior notes from its tender offers.

As of May 1, 2021, January 30, 2021, and May 2, 2020, total unamortized discount and debt issuance costs were $25.8 million, $26.9 million, and $29.4 million, respectively, and were classified as a reduction of Long-term debt.

All of the Senior Notes are subject to prepayment penalties for early payment of principal.

As of May 1, 2021 and January 30, 2021, the aggregate fair value of the eight outstanding series of Senior Notes was approximately $2.7 billion and $2.8 billion, respectively. As of May 2, 2020, the aggregate fair value of the six then outstanding series of Senior Notes was approximately $2.5 billion. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three month periods ended May 1, 2021 and May 2, 2020:

	Three Months Ended
($000)	May 1, 2021	May 2, 2020
Interest expense on long-term debt	$22,194	$10,181
Interest expense on short-term debt	—	1,697
Other interest expense	330	278
Capitalized interest	(3,239)	(2,154)
Interest income	(236)	(3,336)
Interest expense, net	$19,049	$6,666

Note F: Taxes on Earnings (Loss)

On March 27, 2020, the CARES Act was signed into law. The CARES Act made several significant changes to business tax provisions, including modifications for net operating losses, employee retention credits, and deferral of employer payroll tax payments. The modifications for net operating losses eliminate the taxable income limitation for certain net operating losses and allow the carry back of net operating losses arising in 2018, 2019, and 2020 to the five prior tax years, respectively. Subsequently, the Consolidated Appropriations Act of 2021 (“CAA”) and the American Rescue Plan Act (“ARPA”) were signed into law on December 27, 2020 and March 11, 2021, respectively. The CAA and ARPA made several changes to business tax provisions, including increasing and extending the employee retention credits through December 31, 2021, extending certain employment-related tax credits through December 31, 2025, and limiting certain executive compensation deductions, effective fiscal 2027.

The Company’s effective tax rates for the three month periods ended May 1, 2021 and May 2, 2020, were approximately 24% and 35%, respectively. The decrease in the effective tax rate of 11% for the three month period ended May 1, 2021 compared to the three month period ended May 2, 2020 was primarily due to fluctuations in pre-tax earnings (loss) and an enhanced loss benefit from carrying back projected net operating losses from fiscal 2020 to fiscal 2015 which had a 35% U.S. federal tax rate. The Company's effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and uncertain tax positions.

As of May 1, 2021, January 30, 2021, and May 2, 2020, the reserves for unrecognized tax benefits were $71.7 million, $67.9 million, and $68.8 million, inclusive of $8.7 million, $7.7 million, and $8.0 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $57.2 million would impact the Company’s effective tax rate. It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $10.6 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 1, 2021 and May 2, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three month periods ended May 1, 2021 and May 2, 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 30, 2021, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2021, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding a change in accounting principle. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2021 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results
This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
June 9, 2021

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption “Forward-Looking Statements” and also those in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for 2020. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, in our previous Quarterly Report on Form 10-Q for the first quarter of fiscal 2019, and in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2020. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,589 locations in 40 states, the District of Columbia and Guam as of May 1, 2021. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 277 dd’s DISCOUNTS stores in 21 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

Sales for the first quarter of fiscal 2021 benefited considerably from a combination of government stimulus payments, ongoing vaccine rollouts throughout the United States, easing of COVID restrictions on business hours and customer capacity, pent-up consumer demand, and strong execution of our merchandising strategies. During the quarter, we also experienced expense pressures from higher freight and wages, as well as ongoing COVID-related operating costs of approximately 35 basis points, the vast majority of which impacted our selling, general and administrative expenses (“SG&A”).

It is difficult to predict the lasting impact from the factors that benefited our results for the first quarter of fiscal 2021, in particular the recent government stimulus payments. In addition, there continues to be uncertainty surrounding the COVID-19 pandemic, including its unknown duration, and the potential for future resurgences and new virus variants, and its potential impact on consumer demand.

In this quarterly report, and in our reports throughout fiscal 2021, we will compare our results of operations to fiscal 2020 and also to fiscal 2019. We believe the extended closure of our operations in the spring of 2020, and the disruptions caused by COVID-19 throughout fiscal 2020, make fiscal 2019 a more useful and relevant basis for comparison in assessing our ongoing results of operations. The following table summarizes the financial results for the three month periods ended May 1, 2021, May 2, 2020, and May 4, 2019:

	Three Months Ended
	May 1, 2021		May 2, 2020		May 4, 2019
Sales
Sales (millions)	$4,516		$1,843		$3,797
Comparable store sales growth	13.0%	[1]	n/a	[2]	2%	[3]

Costs and expenses (as a percent of sales)
Cost of goods sold	70.8%		102.6%		71.2%
Selling, general and administrative	15.0%		22.5%		14.7%
Interest expense (income), net	0.4%		0.4%		(0.2%)

Earnings (loss) before taxes (as a percent of sales)	13.8%		(25.5%)		14.3%

Net earnings (loss) (as a percent of sales)	10.6%		(16.6%)		11.1%
[1] Amount shown is for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2019. Comparable store sales for this purpose represents sales from stores that were open at the end of fiscal 2018, plus new stores opened in fiscal 2019, less stores closed in fiscal 2019 and fiscal 2020.

[2] Given that stores were open for less than seven weeks of the 13-week period ended May 2, 2020, the comparable store sales metric is not meaningful.
[3] Amount shown is for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 for stores that have been open for more than 14 complete months.

Stores. In response to the impacts and uncertainties from the COVID-19 pandemic, we planned to open approximately 60 new stores in fiscal 2021. Our opening plans for fiscal 2021, were set in 2020 during the onset of the pandemic when it was impossible to predict when the health crisis would subside. Looking forward to 2022, we expect to return to our historical annual opening program of approximately 100 new stores. Our longer term expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	Three Months Ended
Store Count	May 1, 2021	May 2, 2020	May 4, 2019
Beginning of the period	1,859	1,805	1,717
Opened in the period	7	27	28
Closed in the period	—	—	—
End of the period	1,866	1,832	1,745

Sales. Sales for the three month period ended May 1, 2021 increased $2.7 billion, or 145.1%, compared to the three month period ended May 2, 2020. This was primarily due to all store locations being open throughout the first quarter of fiscal 2021, compared to all store locations being closed for approximately 50 percent of the first quarter of fiscal 2020. Sales for the three month period ended May 1, 2021 also benefited from the government stimulus payments, ongoing vaccine rollouts, easing of COVID restrictions, pent-up consumer demand, and strong execution of our merchandising strategies.

Sales for the three month period ended May 1, 2021 increased $719.4 million, or 18.9%, compared to the three month period ended May 4, 2019. This was primarily due to a 13% increase in comparable store sales (comparing the first quarter of fiscal 2021 to the same period in fiscal 2019) which was mainly driven by a combination of government stimulus payments, ongoing vaccine rollouts, easing of COVID restrictions, pent-up consumer demand, and strong execution of our merchandising strategies. Sales also increased due to the opening of 121 net new stores between May 4, 2019 and May 1, 2021.

Our sales mix for the three month periods ended May 1, 2021, May 2, 2020, and May 4, 2019 is shown below:

	Three Months Ended
	May 1, 2021	May 2, 2020	[1]	May 4, 2019
Home Accents and Bed and Bath	27%	27%		25%
Ladies	24%	25%		27%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	13%		13%
Shoes	13%	14%		14%
Men’s	13%	12%		13%
Children’s	9%	9%		8%
Total	100%	100%		100%
[1] Sales mix for the three month period ended May 2, 2020 represents sales through the temporary closure of all stores on March 20, 2020.

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies and by continuing to strengthen our merchant organization, diversify our merchandise mix, and more fully develop our systems to improve regional and local merchandise offerings.

We are optimistic about our prospects for the remainder of fiscal 2021, based on our recent results and the ongoing improvements in the macro-economic environment, bolstered by vaccination progress and the easing of pandemic-related restrictions. However, it is difficult to predict the lasting impact from the factors that benefited our sales results for the first quarter of fiscal 2021, in particular the benefit from the recent government stimulus payments. We cannot be sure that our strategies and our store expansion program will result in a continuation of our historical sales growth, or an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended May 1, 2021 increased $1.3 billion compared to the three month period ended May 2, 2020, primarily due to higher sales in the first quarter of fiscal 2021, given that all our store locations were open throughout the first quarter of fiscal 2021, whereas all our store locations were closed for approximately 50 percent of the first quarter of fiscal 2020.

Cost of goods sold for the three month period ended May 1, 2021 increased $496.7 million compared to the three month period ended May 4, 2019, primarily due to higher sales due to the opening of 121 net new stores between May 4, 2019 and May 1, 2021, and a 13% increase in comparable store sales.

Cost of goods sold as a percentage of sales for the three month period ended May 1, 2021 decreased approximately 35 basis points compared to the three month period ended May 4, 2019, primarily due to an 85 basis point improvement in merchandise margin and leverage of 60 basis points in occupancy costs. These increases were partially offset by a 75 basis point increase in freight costs, mainly driven by ongoing industry-wide supply chain congestion, a 25 basis point increase in distribution expenses primarily due to higher wages, and a 10 basis point increase in buying costs. We expect higher supply chain costs to continue throughout fiscal 2021.

Selling, general and administrative expenses. For the three month period ended May 1, 2021, selling, general and administrative expenses (“SG&A”) increased $259.7 million compared to the three month period ended May 2, 2020. This increase was primarily due to all our store locations being open throughout the first quarter of fiscal 2021, compared to all our store locations being closed for approximately 50 percent of the first quarter of fiscal 2020.

For the three month period ended May 1, 2021, SG&A increased $116.8 million compared to the three month period ended May 4, 2019, primarily due to higher sales due to the opening of 121 net new stores between May 4, 2019 and May 1, 2021, a 13% increase in comparable store sales, net COVID-related operating expenses for supplies, cleaning, and payroll related to additional safety protocols, and higher incentive compensation costs due to better-than-expected results.

Selling, general and administrative expenses as a percentage of sales for the three month period ended May 1, 2021 increased 25 basis points compared to the three month period ended May 4, 2019, primarily due to net COVID-related operating expenses for supplies, cleaning, and payroll related to additional safety protocols, and to higher incentive compensation costs due to better-than-expected results. We expect our operating costs to continue to reflect ongoing COVID-related expenses and also higher wages.

Interest expense (income), net. Interest expense, net for the three month period ended May 1, 2021 increased $12.4 million compared to the same period in the prior year. This increase was primarily due to higher interest expense on long-term debt due to the issuance of Senior Notes in April 2020 and October 2020 (net of repurchases in October 2020 of a portion of the Senior Notes that were issued in April 2020) and lower interest income due to lower interest rates, partially offset by the elimination of interest expense on short-term debt due to the repayment of our $800 million revolving credit facility in October 2020 and higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center.

Interest expense (income), net for the three month period ended May 1, 2021 increased $24.7 million compared to the three month period ended May 4, 2019. This increase was primarily due to higher interest expense on long-term debt due to the issuance of Senior Notes in April 2020 and October 2020, and to lower interest income due to lower interest rates, partially offset by higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center.

Interest expense (income), net for the three month periods ended May 1, 2021, May 2, 2020, and May 4, 2019 consists of the following:

	Three Months Ended
($000)	May 1, 2021	May 2, 2020	May 4, 2019
Interest expense on long-term debt	$22,194	$10,181	$3,283
Interest expense on short-term debt	—	1,697	—
Other interest expense	330	278	313
Capitalized interest	(3,239)	(2,154)	(765)
Interest income	(236)	(3,336)	(8,466)
Interest expense (income), net	$19,049	$6,666	$(5,635)

Taxes on earnings (loss). Our effective tax rates for the three month periods ended May 1, 2021, May 2, 2020, and May 4, 2019 were approximately 24%, 35%, and 22%, respectively. The decrease in the effective tax rate of 11% for the three month period ended May 1, 2021 compared to the three month period ended May 2, 2020 was primarily due to fluctuations in pre-tax earnings (loss) and an enhanced loss benefit from carrying back projected net operating losses from fiscal 2020 to to fiscal 2015 which had a 35% U.S. federal tax rate. The increase in the effective tax rate of 2% for the three month period ended May 1, 2021 compared to the three month period ended May 4, 2019 was primarily due to a lower amount of tax credits recognized in the three month period ended May 1, 2021 compared to the three month period ended May 4, 2019. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, tax credits, and uncertain tax positions.

On March 27, 2020, the CARES Act was signed into law. The CARES Act made several significant changes to business tax provisions, including modifications for net operating losses, employee retention credits, and deferral of employer payroll tax payments. The modifications for net operating losses eliminate the taxable income limitation for certain net operating losses and allow the carry back of net operating losses arising in 2018, 2019, and 2020 to the five prior tax years, respectively. Subsequently, the Consolidated Appropriations Act of 2021 (“CAA”) and the American Rescue Plan Act (“ARPA”) were signed into law on December 27, 2020 and March 11, 2021, respectively. The CAA and ARPA made several changes to business tax provisions, including increasing and extending the employee retention credits through December 31, 2021, extending certain employment-related tax credits through December 31, 2025, and limiting certain executive compensation deductions, effective fiscal 2027.

Net earnings (loss). Net earnings as a percentage of sales for the three month period ended May 1, 2021 was 10.6% compared to the net loss as a percentage of sales of (16.6)% for the three month period ended May 2, 2020. Net earnings as a percentage of sales was higher primarily due to lower cost of goods sold and lower SG&A expense as a percentage of sales, partially offset by higher taxes on earnings and higher interest expense.

Net earnings as a percentage of sales for the three month periods ended May 1, 2021 and May 4, 2019 was 10.6% and 11.1%, respectively. Net earnings as a percentage of sales was lower primarily due to higher interest expense, higher SG&A expense, and higher taxes on earnings, partially offset by lower cost of goods sold.

Earnings (loss) per share. Diluted earnings per share for the three month period ended May 1, 2021 was $1.34, compared to diluted loss per share of $(0.87), for the three month period ended May 2, 2020. The $2.21 increase in the diluted earnings per share was primarily due to all our store locations being open throughout the first quarter of fiscal 2021, compared to all our store locations being closed for approximately 50 percent of the first quarter of fiscal 2020.

Diluted earnings per share for the three month periods ended May 1, 2021 and May 4, 2019 were $1.34 and $1.15, respectively. The 17% increase in diluted earnings per share for the three month period ended May 1, 2021, was primarily attributable to 13% increase in net earnings and 4% from the reduction in weighted-average diluted shares outstanding, largely due to stock repurchases under our previous stock repurchase program.

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

	Three Months Ended
($000)	May 1, 2021	May 2, 2020	May 4, 2019
Cash provided by (used in) operating activities	$752,820	$(1,058,442)	$508,987
Cash used in investing activities	(136,937)	(139,729)	(95,112)
Cash (used in) provided by financing activities	(142,834)	2,517,127	(459,437)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$473,049	$1,318,956	$(45,562)

In this report, we compare our cash flows from operating activities to fiscal 2020 and fiscal 2019, as we believe fiscal 2019 is a more useful and relevant basis of comparison given that our stores were open for full 13-week periods in fiscal 2021 and fiscal 2019. Our cash flows from investing and financing activities are compared to fiscal 2020, given the continued construction of our Brookshire, Texas distribution center and the significant financing actions we took in fiscal 2020 to preserve our financial liquidity and enhance our financial flexibility in response to the COVID-19 pandemic.

Operating Activities

Net cash provided by operating activities was $0.8 billion for the three month period ended May 1, 2021. This was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization, and higher accounts payable leverage. Net cash used in operating activities was $1.1 billion for the three month period ended May 2, 2020. This was primarily driven by the net loss due to the lack of sales from the closing of all store locations starting on March 20, 2020 through the end of the first quarter of fiscal 2020 and merchandise payments for receipts prior to the shutdown of our operations. Net cash provided by operating activities was $0.5 billion for the three month period ended May 4, 2019 and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization.

The increase in cash flow from operating activities for the three month period ended May 1, 2021, compared to the same period in the prior year was primarily driven by net earnings in the current year versus a net loss due to the lack of sales from the closing of all store locations starting on March 20, 2020 through the end of the first quarter of fiscal 2020, and higher accounts payable leverage. Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 152%, 150%, and 40% as of May 1, 2021, January 30, 2021, and May 2, 2020, respectively. The increase in accounts payable leverage from the prior year was primarily driven by extended payment terms and timing of receipts.

The increase in cash flow from operating activities for the three month period ended May 1, 2021, compared to the three month period ended May 4, 2019 was primarily driven by higher accounts payable leverage and higher net earnings. Accounts payable leverage was 152% and 71% as of May 1, 2021 and May 4, 2019, respectively. The increase in accounts payable leverage as of May 1, 2021 compared to as of May 4, 2019 was primarily driven by extended payment terms and timing of receipts.

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

Changes in packaway inventory levels impact our operating cash flow. As of May 1, 2021, packaway inventory was 34% of total inventory compared to 38% at the end of fiscal 2020, which reflects our use of a substantial amount of packaway merchandise to support our increased level of sales. As of May 2, 2020, packaway inventory was 42% of total inventory compared to 46% at the end of fiscal 2019. As of May 4, 2019, packaway inventory was 44% of total inventory compared to 46% at the end of fiscal 2018.

Investing Activities

Net cash used in investing activities was $136.9 million and $139.7 million for the three month periods ended May 1, 2021 and May 2, 2020, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers (primarily related to the ongoing construction of our Brookshire, Texas distribution center); open new stores and improve existing stores; and for various other expenditures related to our information technology systems, buying and corporate offices.

Capital expenditures for fiscal 2021 are projected to be approximately $700 million. Our planned capital expenditures are expected to be used for continued construction of our Brookshire, Texas distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, buying, and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $142.8 million for the three month period ended May 1, 2021. Net cash provided by financing activities was $2.5 billion for the three month period ended May 2, 2020. The decrease in cash provided by financing activities for the three month period ended May 1, 2021, compared to the three month period ended May 2, 2020, was primarily due to the completion of our public debt offerings, net of refinancing costs, draw down on our $800 million revolving credit facility, and the suspension of our share repurchases in the first quarter of fiscal 2020.

Revolving credit facilities. Our $800 million unsecured revolving credit facility expires in July 2024, and contains a $300 million sublimit for issuance of standby letters of credit. The facility also contains an option allowing us to increase the size of our credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on borrowings under this facility is based on LIBOR (or an alternate benchmark rate, if LIBOR is no longer available) plus an applicable margin and is payable quarterly and upon maturity. The revolving credit facility may be extended, at our option, for up to two additional one-year periods, subject to customary conditions.

In March 2020, we borrowed $800 million under our revolving credit facility. Interest on the loan was based on LIBOR plus 0.875% (or 1.76%).

In May 2020, we amended the $800 million revolving credit facility (the “Amended Credit Facility”) to temporarily suspend for the second and third quarters of fiscal 2020 the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. The Amended Credit Facility also established a new temporary minimum liquidity requirement effective for the first quarter of fiscal 2020 and through the end of April 2021. As of May 1, 2021, we were in compliance with these amended covenants.

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

Senior notes. In April 2020, we issued an aggregate of $2.0 billion in unsecured senior notes in four tenors as follows: $700 million of 4.600% Senior Notes due April 2025, $400 million of 4.700% Senior Notes due April 2027, $400 million of 4.800% Senior Notes due April 2030, and $500 million of 5.450% Senior Notes due April 2050.

In October 2020, we accepted for repurchase approximately $775 million in aggregate principal amount of the senior notes issued in April 2020, pursuant to cash tender offers as follows: $351 million of the 2050 Notes, $266 million of the 2030 Notes, and $158 million of the 2027 Notes. We paid approximately $1.003 billion in aggregate consideration (including transaction costs, and accrued and unpaid interest) and recorded an approximately $240 million loss on the early extinguishment for the accepted senior notes.

In October 2020, we issued an aggregate of $1.0 billion in unsecured senior notes in two tenors as follows: 0.875% Senior Notes due April 2026 (the “2026 Notes”) with an aggregate principal amount of $500 million and 1.875% Senior Notes due April 2031 (the “2031 Notes”) with an aggregate principal amount of $500 million. Cash proceeds, net of discounts and other issuance costs, were approximately $987.2 million. Interest on the 2026 and 2031 Notes is payable semi-annually beginning April 2021. We used the net proceeds from the offering of the 2026 and 2031 Notes to fund the purchase of the accepted senior notes from our tender offers.

In June 2020, we amended the covenants associated with the $65 million outstanding Series B unsecured senior notes. The amended covenants are consistent with the corresponding covenants in our existing revolving credit facility. As of May 1, 2021, we were in compliance with these covenants.

Other financing activities. In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. Due to the economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we suspended our stock repurchase program in March 2020, at which time we had repurchased $1.407 billion under the two-year $2.55 billion stock repurchase program. On May 19, 2021, our Board of Directors authorized a new program to repurchase up to $1.5 billion of our common stock through fiscal 2022, with plans to buy back $650 million in fiscal 2021 and $850 million in fiscal 2022.

We did not repurchase any shares of common stock for the three month period ended May 1, 2021. We repurchased 1.2 million shares of common stock for aggregate purchase price of approximately $132.5 million during the three month period ended May 2, 2020. We also acquired 0.4 million and 0.3 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $47.4 million and $32.3 million during the three month periods ended May 1, 2021 and May 2, 2020, respectively.

In May 2021, the Company’s Board of Directors declared a cash dividend of $0.285 per common share, payable on June 30, 2021. On March 2, 2021, our Board of Directors declared a quarterly cash dividend of $0.285 per common share, payable on March 31, 2021. Our most recent prior quarterly dividend was a quarterly cash dividend of $0.285 per common share declared by our Board of Directors in March 2020. In May 2020, we temporarily suspended our quarterly dividends, due to the economic uncertainty stemming from the COVID-19 pandemic. Our Board of Directors declared quarterly cash dividends of $0.255 per common share in March, May, August, and November 2019, respectively.

For the three month periods ended May 1, 2021 and May 2, 2020, we paid cash dividends of $101.5 million and $101.4 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank credit facility, and other credit sources to meet our capital and liquidity requirements, including lease and interest payment obligations.

We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, repayment of debt, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of May 1, 2021:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Recorded contractual obligations:
Senior notes	$65,000	$—	$1,450,000	$1,024,991	$2,539,991
Operating leases	626,273	1,192,873	779,504	579,022	3,177,672
New York buying office ground lease[2]	5,883	14,066	14,178	938,666	972,793
Unrecorded contractual obligations:
Real estate obligations[3]	6,741	39,814	41,582	132,019	220,156
Interest payment obligations	84,560	160,631	115,775	279,202	640,168
Purchase obligations[4]	4,747,617	13,394	1,158	—	4,762,169
Total contractual obligations	$5,536,074	$1,420,778	$2,402,197	$2,953,900	$12,312,949

1 We have a $69.2 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of May 1, 2021.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize some of our insurance obligations. We have also used standby letters of credit outside of our revolving credit facility to collateralize some of our trade payable obligations. As of May 1, 2021, January 30, 2021, and May 2, 2020, we had $3.3 million, $15.3 million, and $4.2 million, respectively, in standby letters of credit outstanding and $56.5 million, $56.1 million, and $56.6 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $18.4 million, $16.3 million, and $5.9 million in trade letters of credit outstanding at May 1, 2021, January 30, 2021, and May 2, 2020, respectively.

Dividends. In May 2021, the Company’s Board of Directors declared a cash dividend of $0.285 per common share, payable on June 30, 2021.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. The ongoing uncertainties and potential impacts from the COVID-19 pandemic increase the challenge of making these estimates; actual results could differ materially from our estimates. During the first quarter of fiscal 2021, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2021.

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

Future impact from the ongoing COVID-19 pandemic, and other economic and industry trends that could potentially impact revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks are not limited to but may include:

•The uncertainties and potential for the recurrence of significant business disruptions arising from the COVID-19 pandemic.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of May 1, 2021.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of May 1, 2021, we had no borrowings outstanding under our revolving credit facility.

As of May 1, 2021, we have outstanding eight series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our condensed consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended May 1, 2021. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first fiscal quarter of 2021.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 for a description of the risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2021 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(1/31/2021 - 2/27/2021)	480	$111.29	—	$—
March
(2/28/2021 - 4/03/2021)	386,486	$122.46	—	$—
April
(4/04/2021 - 5/1/2021)	—	$0.00	—	$—
Total	386,966	$122.44	—	$—

1 We acquired 386,966 shares of treasury stock during the quarter ended May 1, 2021, which relates to shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. No shares were repurchased under our publicly announced stock repurchase program.

2 In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. Due to the economic uncertainty stemming from the COVID-19 pandemic and to manage liquidity, we suspended our stock repurchase program as of March 2020. We did not purchase any additional shares for the remainder of the fiscal 2020, at which time the program expired.

On May 19, 2021, our Board of Directors authorized a new program to repurchase up to $1.5 billion of our common stock through fiscal 2022, with plans to buy back $650 million in fiscal 2021 and $850 million in fiscal 2022.

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

10.1	Form of Executive Employment Agreement for Executive Officers (CA).

10.2	Form of Executive Employment Agreement for Executive Officers (NON-CA).

10.3	Employment Agreement effective March 16, 2021 between Barbara Rentler and Ross Stores, Inc.

10.4	Employment Agreement effective March 16, 2021 between Travis Marquette and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 9, 2021.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 9, 2021	By:	/s/Travis R. Marquette
Travis R. Marquette
Executive Vice President and Chief Financial Officer, and Principal Accounting Officer