Form 10-Q
period 2021-07-31
ROSS STORES, INC.
filed 2021-09-08
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 13, 2021 was 355,365,961.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
($000, except stores and per share data, unaudited)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Sales	$4,804,974	$2,684,712	$9,321,054	$4,527,385

Costs and Expenses
Cost of goods sold	3,410,871	2,080,120	6,609,267	3,970,111
Selling, general and administrative	717,788	519,495	1,392,841	934,800
Interest expense, net	18,707	28,855	37,756	35,521
Total costs and expenses	4,147,366	2,628,470	8,039,864	4,940,432

Earnings (loss) before taxes	657,608	56,242	1,281,190	(413,047)
Provision (benefit) for taxes on earnings (loss)	163,350	34,195	310,453	(129,252)
Net earnings (loss)	$494,258	$22,047	$970,737	$(283,795)

Earnings (loss) per share
Basic	$1.40	$0.06	$2.75	$(0.81)
Diluted	$1.39	$0.06	$2.73	$(0.81)

Weighted-average shares outstanding (000)
Basic	352,865	352,276	352,927	352,239
Diluted	354,935	354,232	355,161	352,239

Store count at end of period	1,896	1,832	1,896	1,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
($000, unaudited)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net earnings (loss)	$494,258	$22,047	$970,737	$(283,795)

Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$494,258	$22,047	$970,737	$(283,795)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Current Assets
Cash and cash equivalents	$5,569,071	$4,819,293	$3,793,043
Accounts receivable	159,163	115,067	162,723
Merchandise inventory	1,751,027	1,508,982	1,117,983
Prepaid expenses and other	193,588	249,149	273,612
Total current assets	7,672,849	6,692,491	5,347,361

Property and Equipment
Land and buildings	1,189,666	1,187,045	1,177,863
Fixtures and equipment	3,295,078	3,243,206	3,137,495
Leasehold improvements	1,280,505	1,278,134	1,241,819
Construction-in-progress	493,629	376,076	363,000
	6,258,878	6,084,461	5,920,177
Less accumulated depreciation and amortization	3,512,670	3,373,965	3,214,072
Property and equipment, net	2,746,208	2,710,496	2,706,105

Operating lease assets	2,973,907	3,084,819	3,053,735
Other long-term assets	248,436	230,061	215,044
Total assets	$13,641,400	$12,717,867	$11,322,245

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,588,551	$2,256,928	$1,009,704
Accrued expenses and other	609,719	592,122	557,475
Current operating lease liabilities	608,123	598,120	579,277
Accrued payroll and benefits	445,307	400,273	204,109
Income taxes payable	19,526	54,680	—
Short-term debt	—	—	802,507
Current portion of long-term debt	64,964	64,910	—
Total current liabilities	4,336,190	3,967,033	3,153,072

Long-term debt	2,450,245	2,448,175	2,286,295
Non-current operating lease liabilities	2,503,332	2,621,594	2,601,254
Other long-term liabilities	292,715	268,558	258,869
Deferred income taxes	154,932	121,867	155,556

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 355,698,000, 356,503,000 and 356,006,000 shares, respectively	3,557	3,565	3,560
Additional paid-in capital	1,645,118	1,579,824	1,512,699
Treasury stock	(527,565)	(478,550)	(465,674)
Retained earnings	2,782,876	2,185,801	1,816,614
Total stockholders’ equity	3,903,986	3,290,640	2,867,199
Total liabilities and stockholders’ equity	$13,641,400	$12,717,867	$11,322,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended July 31, 2021
			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 30, 2021	356,503	$3,565	$1,579,824	$(478,550)	$2,185,801	$3,290,640
Net earnings	—	—	—	—	476,479	476,479
Common stock issued under stock
plans, net of shares
used for tax withholding	614	6	6,057	(47,378)	—	(41,315)
Stock-based compensation	—	—	28,674	—	—	28,674
Dividends declared ($0.285 per share)	—	—	—	—	(101,657)	(101,657)
Balance at May 1, 2021	357,117	$3,571	$1,614,555	$(525,928)	$2,560,623	$3,652,821
Net earnings	—	—	—	—	494,258	494,258
Common stock issued under stock
plans, net of shares
used for tax withholding	30	—	6,471	(1,637)	—	4,834
Stock-based compensation	—	—	29,584	—	—	29,584
Common stock repurchased	(1,449)	(14)	(5,492)	—	(170,278)	(175,784)
Dividends declared ($0.285 per share)	—	—	—	—	(101,727)	(101,727)
Balance at July 31, 2021	355,698	$3,557	$1,645,118	$(527,565)	$2,782,876	$3,903,986

	Six Months Ended August 1, 2020
			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at February 1, 2020	356,775	$3,568	$1,458,307	$(433,328)	$2,330,702	$3,359,249
Net loss	—	—	—	—	(305,842)	(305,842)
Common stock issued under stock
plans, net of shares
used for tax withholding	318	3	5,441	(32,317)	—	(26,873)
Stock-based compensation	—	—	24,739	—	—	24,739
Common stock repurchased	(1,171)	(12)	(3,576)	—	(128,879)	(132,467)
Dividends declared ($0.285 per share)	—	—	—	—	(101,414)	(101,414)
Balance at May 2, 2020	355,922	$3,559	$1,484,911	$(465,645)	$1,794,567	$2,817,392
Net earnings	—	—	—	—	22,047	22,047
Common stock issued under stock
plans, net of shares
used for tax withholding	84	1	5,630	(29)	—	5,602
Stock-based compensation	—	—	22,158	—	—	22,158
Balance at August 1, 2020	356,006	$3,560	$1,512,699	$(465,674)	$1,816,614	$2,867,199
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	July 31, 2021	August 1, 2020
Cash Flows From Operating Activities
Net earnings (loss)	$970,737	$(283,795)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	174,094	179,626
Stock-based compensation	58,258	46,897
Deferred income taxes	33,065	5,877
Change in assets and liabilities:
Merchandise inventory	(242,045)	714,356
Other current assets	(63,420)	(51,924)
Accounts payable	360,891	(289,710)
Other current liabilities	77,963	(44,671)
Income taxes	(27,596)	(145,001)
Operating lease assets and liabilities, net	2,654	5,569
Other long-term, net	794	35,197
Net cash provided by operating activities	1,345,395	172,421

Cash Flows From Investing Activities
Additions to property and equipment	(254,437)	(250,047)
Net cash used in investing activities	(254,437)	(250,047)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	12,534	11,075
Treasury stock purchased	(49,015)	(32,346)
Repurchase of common stock	(175,784)	(132,467)
Dividends paid	(203,384)	(101,414)
Net proceeds from issuance of short-term debt	—	805,601
Payments of short-term debt	—	(3,094)
Net proceeds from issuance of long-term debt	—	1,976,030
Payments of debt issuance costs	—	(3,254)
Net cash (used in) provided by financing activities	(415,649)	2,520,131

Net increase in cash, cash equivalents, and restricted cash and cash equivalents	675,309	2,442,505

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,953,769	1,411,410
End of period	$5,629,078	$3,853,915

Supplemental Cash Flow Disclosures
Interest paid	$42,051	$10,069
Income taxes paid	$304,984	$9,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended July 31, 2021 and August 1, 2020
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of July 31, 2021 and August 1, 2020, the results of operations, comprehensive income (loss), and stockholders’ equity for the three and six month periods ended July 31, 2021 and August 1, 2020, and cash flows for the six month periods ended July 31, 2021 and August 1, 2020. The Condensed Consolidated Balance Sheet as of January 30, 2021, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income (loss), and stockholders’ equity for the three and six month periods ended July 31, 2021 and August 1, 2020, and cash flows for the six month periods ended July 31, 2021 and August 1, 2020 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Use of accounting estimates. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include valuation reserves for inventory, packaway and other inventory carrying costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and legal claims. The ongoing uncertainties and potential impacts from the COVID-19 pandemic increase the challenge of making these estimates; actual results could differ materially from the Company’s estimates.

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and six month periods ended July 31, 2021 and August 1, 2020:

	Three Months Ended			Six Months Ended
	July 31, 2021	August 1, 2020	[1]	July 31, 2021	August 1, 2020	[1]
Ladies	27%	25%		25%	25%
Home Accents and Bed and Bath	24%	25%		25%	26%
Men’s	15%	14%		14%	13%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	13%		14%	13%
Shoes	12%	14%		13%	14%
Children’s	8%	9%		9%	9%
Total	100%	100%		100%	100%
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	July 31, 2021	January 30, 2021	August 1, 2020
Cash and cash equivalents	$5,569,071	$4,819,293	$3,793,043
Restricted cash and cash equivalents included in:
Prepaid expenses and other	10,801	85,711	10,348
Other long-term assets	49,206	48,765	50,524
Total restricted cash and cash equivalents	60,007	134,476	60,872
Total cash and cash equivalents, and restricted cash and cash equivalents	$5,629,078	$4,953,769	$3,853,915
Property and equipment. As of July 31, 2021 and August 1, 2020, the Company had $11.7 million and $22.6 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

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

Supplemental cash flow disclosures related to leases: Operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended		Six Months Ended
($000)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease assets obtained in exchange for new operating lease liabilities	$117,491	$119,377	$186,661	$284,351

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

In August 2021, the Company’s Board of Directors declared a cash dividend of $0.285 per common share, payable on September 30, 2021.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class/representative action litigation remains pending as of July 31, 2021.

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

Recently issued accounting standards. The Company considers the applicability and impact of all ASUs issued by the FASB. For the three and six month periods ended July 31, 2021, the ASUs issued by the FASB were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial results.

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

The fair value of the Company’s financial instruments are as follows:

($000)	July 31, 2021	January 30, 2021	August 1, 2020
Cash and cash equivalents (Level 1)	$5,569,071	$4,819,293	$3,793,043

Restricted cash and cash equivalents (Level 1)	$60,007	$134,476	$60,872

Investments (Level 2)	$8	$8	$8

The underlying assets in the Company’s non-qualified deferred compensation program as of July 31, 2021, January 30, 2021, and August 1, 2020 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	July 31, 2021	January 30, 2021	August 1, 2020
Level 1	$176,095	$159,116	$135,650
Level 2	—	—	10,329
Total	$176,095	$159,116	$145,979

Note C: Management Incentive Plan and Stock-Based Compensation

The Company has incentive compensation programs which provide cash incentive bonuses and performance share awards to key management and employees based on Company and individual performance.

For fiscal 2021, the Compensation Committee of the Board of Directors established the performance measures for determining incentive compensation amounts as based on a combination of profitability-based performance goals and the attainment of specific management priorities related to business challenges from the COVID-19 pandemic, as measured and approved by the Compensation Committee. As of July 31, 2021, the Company has established an accrual for this incentive compensation based on its forecasted attainment of the profitability-based performance goals and the Compensation Committee’s assessment of progress towards achievement of the specific business priorities.

For the fiscal 2020 management incentive bonus plan and performance share awards, the Compensation Committee approved modifications in August 2020 to the performance measurement goals, to be based on the attainment of specific management priorities related to business challenges from the COVID-19 pandemic, as measured and approved by the Compensation Committee, as an alternative to the previously established profitability-based performance goals for 2020.

Stock-based compensation. For the three and six month periods ended July 31, 2021 and August 1, 2020, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Restricted stock	$16,057	$17,638	$34,646	$34,120
Performance awards	12,385	3,526	21,399	10,822
Employee stock purchase plan	1,142	994	2,213	1,955
Total	$29,584	$22,158	$58,258	$46,897

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended July 31, 2021 and August 1, 2020, is as follows:

	Three Months Ended		Six Months Ended
Statements of Operations Classification ($000)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Cost of goods sold	$15,088	$11,849	$29,760	$24,515
Selling, general and administrative	14,496	10,309	28,498	22,382
Total	$29,584	$22,158	$58,258	$46,897

The tax benefits related to stock-based compensation expense for the three and six month periods ended July 31, 2021 were $5.7 million and $11.0 million, respectively. The tax benefits related to stock-based compensation expense for the three and six month periods ended August 1, 2020 were $4.8 million and $10.2 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and six month periods ended July 31, 2021 and August 1, 2020, shares purchased by the Company for tax withholding totaled 13,627 and 400,593, and 308 and 349,821, respectively, and are considered treasury shares which are available for reissuance.

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

As of July 31, 2021, shares related to unvested restricted stock, restricted stock units, and performance share awards totaled 4.1 million shares. A summary of restricted stock, restricted stock units, and performance share award activity for the six month period ended July 31, 2021, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at January 30, 2021	4,230	$85.15
Awarded	994	122.36
Released	(1,062)	75.19
Forfeited	(106)	94.62
Unvested at July 31, 2021	4,056	$96.67

The unamortized compensation expense at July 31, 2021, was $204.9 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years. The unamortized compensation expense at August 1, 2020, was $152.4 million, which was expected to be recognized over a weighted-average remaining period of 2.2 years.

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

Note D: Earnings (Loss) Per Share

The Company computes and reports both basic earnings (loss) per share (“EPS”) and diluted EPS. Basic EPS is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings (loss) by the sum of the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period, except in cases where the effect of the common stock equivalents would be anti-dilutive. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards and unvested shares of both performance and non-performance based awards of restricted stock and restricted stock units. For periods of net loss, basic and diluted EPS are the same as the effect of the assumed vesting of restricted stock, restricted stock units, and performance share awards are anti-dilutive.

For the three and six month periods ended July 31, 2021, approximately 4,400 and 2,200 weighted-average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented. For the three month period ended August 1, 2020, approximately 628,900 weighted-average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented. For the six month period ended August 1, 2020, basic and diluted EPS were the same due to the Company’s net loss.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
July 31, 2021
Shares	352,865	2,070	354,935	352,927	2,234	355,161
Amount	$1.40	$(0.01)	$1.39	$2.75	$(0.02)	$2.73

August 1, 2020
Shares	352,276	1,956	354,232	352,239	—	352,239
Amount	$0.06	$—	$0.06	$(0.81)	$—	$(0.81)

Note E: Debt

Short-term debt and long-term debt. Short-term debt and unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	July 31, 2021	January 30, 2021	August 1, 2020
$800 million revolving credit facility	$—	$—	$800,000
Other short-term debt financing	—	—	2,507
Total short-term debt	$—	$—	$802,507

6.530% Series B Senior Notes due 2021	$64,964	$64,910	$64,868
3.375% Senior Notes due 2024	248,586	248,365	248,146
4.600% Senior Notes due 2025	695,255	694,624	693,991
0.875% Senior Notes due 2026	494,203	493,595	—
4.700% Senior Notes due 2027	239,259	239,049	395,124
4.800% Senior Notes due 2030	132,346	132,262	394,759
1.875% Senior Notes due 2031	494,411	494,132	—
5.450% Senior Notes due 2050	146,185	146,148	489,407
Total long-term debt	$2,515,209	$2,513,085	$2,286,295

Less: current portion	64,964	64,910	—
Total due beyond one year	$2,450,245	$2,448,175	$2,286,295

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

In May 2020, the Company amended its $800 million unsecured revolving credit facility (the “Amended Credit Facility”) to temporarily suspend, for the second and third quarters of fiscal 2020, the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. In October 2020, the Company repaid in full the $800 million it borrowed under the unsecured revolving credit facility. As of July 31, 2021, the Company had no borrowings or standby letters of credit outstanding under this facility, the $800 million credit facility remains in place and available, and the Company was in compliance with the amended covenant.

In May 2020, the Company also entered into an additional $500 million 364-day senior revolving credit facility which was scheduled to expire in April 2021. In October 2020, the Company terminated this senior revolving credit facility. The Company had no borrowings under that credit facility at any time.

Senior notes. As of July 31, 2021, the Company had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million held by various institutional investors. The Series B notes are due in December 2021, and bear interest at a rate of 6.530%. Borrowings under these Senior Notes are subject to certain financial covenants that were amended in June 2020. As of July 31, 2021, the Company was in compliance with these covenants.

As of July 31, 2021, the Company also had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

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

As of July 31, 2021, January 30, 2021, and August 1, 2020, total unamortized discount and debt issuance costs were $24.8 million, $26.9 million, and $28.7 million, respectively, and were classified as a reduction of Long-term debt.

All of the Senior Notes are subject to prepayment penalties for early payment of principal.

As of July 31, 2021 and January 30, 2021, the aggregate fair value of the eight outstanding series of Senior Notes was approximately $2.7 billion and $2.8 billion, respectively. As of August 1, 2020, the aggregate fair value of the six then outstanding series of Senior Notes was approximately $2.8 billion. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three and six month periods ended July 31, 2021 and August 1, 2020:

	Three Months Ended		Six Months Ended
($000)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Interest expense on long-term debt	$22,205	$28,331	44,399	$38,512
Interest expense on short-term debt	—	3,599	—	5,296
Other interest expense	291	1,031	621	1,309
Capitalized interest	(3,590)	(3,349)	(6,829)	(5,503)
Interest income	(199)	(757)	(435)	(4,093)
Interest expense, net	$18,707	$28,855	$37,756	$35,521

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

The Company’s effective tax rates for the three month periods ended July 31, 2021 and August 1, 2020, were approximately 25% and 61%, respectively. The decrease in the effective tax rate of 36% for the three month period ended July 31, 2021 compared to the three month period ended August 1, 2020 was primarily due to fluctuations in pre-tax earnings (loss), partially offset by a revaluation of deferred taxes related to the CARES Act in the three month period ended August 1, 2020.

The Company’s effective tax rates for the six month periods ended July 31, 2021 and August 1, 2020, were approximately 24% and 31%, respectively. The decrease in the effective tax rate of 7% for the six month period ended July 31, 2021 compared to the six month period ended August 1, 2020 was primarily due to fluctuations in pre-tax earnings (loss). The Company's effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and uncertain tax positions.

As of July 31, 2021, January 30, 2021, and August 1, 2020, the reserves for unrecognized tax benefits were $75.6 million, $67.9 million, and $71.6 million, inclusive of $9.7 million, $7.7 million, and $8.5 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $60.3 million would impact the Company’s effective tax rate. It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $11.1 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of July 31, 2021 and August 1, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and six month periods ended July 31, 2021 and August 1, 2020, and cash flows for the six month periods ended July 31, 2021 and August 1, 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
September 8, 2021

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption “Forward-Looking Statements” and also those in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for 2020. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2019, and in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2020. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,611 locations in 40 states, the District of Columbia and Guam as of July 31, 2021. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 285 dd’s DISCOUNTS stores in 21 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

We believe sales for the second quarter of fiscal 2021 benefited substantially from a combination of ongoing government stimulus, increasing vaccination rates, diminishing COVID-19 restrictions, and strong execution of our merchandising strategies. During the quarter, we also experienced expense pressures from higher freight costs and distribution expenses primarily due to higher wages, of approximately 85 and 40 basis points, respectively (which impacted cost of goods sold) as well as ongoing COVID-related operating costs of approximately 45 basis points (the vast majority of which impacted our selling, general and administrative expenses (“SG&A”)). We expect higher freight costs to increase further, and higher distribution expenses and the ongoing COVID-related operating costs to continue throughout fiscal 2021.

It is difficult to predict the lasting impact from the factors that benefited our results for the second quarter and first half of fiscal 2021, in particular the government stimulus payments. In addition, there continues to be significant uncertainty surrounding the COVID-19 pandemic, including its unknown duration, the potential for future resurgences and new virus variants, and its potential impact on consumer demand. We also face potential risks from the worsening industry-wide supply chain congestion.

In this quarterly report, and in our reports throughout fiscal 2021, we will compare our results of operations to fiscal 2020 and also to fiscal 2019. We believe the extended closure of our operations in the spring of 2020, and the disruptions caused by COVID-19 throughout fiscal 2020, make fiscal 2019 a more useful and relevant basis for comparison in assessing our ongoing results of operations. The following table summarizes the financial results for the three and six month periods ended July 31, 2021, August 1, 2020, and August 3, 2019:

	Three Months Ended						Six Months Ended
	July 31, 2021		August 1, 2020		August 3, 2019		July 31, 2021		August 1, 2020		August 3, 2019
Sales
Sales (millions)	$4,805		$2,685		$3,980		$9,321		$4,527		$7,777
Comparable store sales growth (decline)	15.0%	[1]	(12%)	[2]	3%	[3]	14.0%	[1]	n/a	[4]	2%	[3]

Costs and expenses (as a percent of sales)
Cost of goods sold	71.0%		77.4%		71.4%		70.9%		87.7%		71.3%
Selling, general and administrative	14.9%		19.4%		14.9%		14.9%		20.6%		14.8%
Interest expense (income), net	0.4%		1.1%		(0.1%)		0.4%		0.8%		(0.1%)

Earnings (loss) before taxes (as a percent of sales)	13.7%		2.1%		13.8%		13.8%		(9.1%)		14.0%

Net earnings (loss) (as a percent of sales)	10.3%		0.8%		10.4%		10.4%		(6.3%)		10.7%
[1] Amount shown is for fiscal 2021 compared to fiscal 2019. Comparable store sales for this purpose represents sales from stores that were open at the end of fiscal 2018, plus new stores opened in fiscal 2019, less stores closed in fiscal 2019 and fiscal 2020.

[2] For three months ended August 1, 2020, comparable store sales represents sales from reopened stores from the date of the store reopening through the end of the quarter.
[3] Amount shown is for the three and six month periods of fiscal 2019 compared to the same periods of fiscal 2018 for stores that have been open for more than 14 complete months.
[4] Given that stores were open for less than seven weeks of the 13-week period ended May 2, 2020, the comparable store sales metric for the six months ended August 1, 2020, is not meaningful.

Stores. We expect to open approximately 65 new stores in fiscal 2021. Looking forward to 2022, we expect to return to our historical annual opening program of approximately 100 new stores. Our longer term expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	Three Months Ended			Six Months Ended
Store Count	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
Beginning of the period	1,866	1,832	1,745	1,859	1,805	1,717
Opened in the period	30	—	28	37	27	56
Closed in the period	—	—	(1)	—	—	(1)
End of the period	1,896	1,832	1,772	1,896	1,832	1,772

Sales. Sales for the three month period ended July 31, 2021 increased $2.1 billion, or 79.0%, compared to the three month period ended August 1, 2020. This was primarily due to all store locations being open throughout the second quarter of fiscal 2021, compared to all store locations being open for approximately 75 percent of the second quarter of fiscal 2020. Sales for the three month period ended July 31, 2021 also benefited from the ongoing government stimulus payments, increasing vaccination rates, diminishing COVID-19 restrictions, and strong execution of our merchandising strategies. Sales also increased due to the opening of 64 net new stores between August 1, 2020 and July 31, 2021.

Sales for the six month period ended July 31, 2021 increased $4.8 billion, or 105.9%, compared to the six month period ended August 1, 2020. This was primarily due to all store locations being open throughout the first half of fiscal 2021, compared to all store locations being open for approximately 50 percent of the first quarter of fiscal 2020 and approximately 75 percent of the second quarter of fiscal 2020. Sales also benefited from a combination of government stimulus payments, increasing vaccination rates, diminishing COVID-19 restrictions, pent-up consumer demand, and strong execution of our merchandising strategies. Sales also increased due to the opening of 64 net new stores between August 1, 2020 and July 31, 2021.

Sales for the three month period ended July 31, 2021 increased $825.1 million, or 20.7%, compared to the three month period ended August 3, 2019. This was primarily due to a 15% increase in comparable store sales (comparing the second quarter of fiscal 2021 to the same period in fiscal 2019) which was mainly driven by a combination of ongoing government stimulus payments, increasing vaccination rates, diminishing COVID-19 restrictions, and strong execution of our merchandising strategies. Sales also increased due to the opening of 124 net new stores between August 3, 2019 and July 31, 2021.

Sales for the six month period ended July 31, 2021 increased $1.5 billion, or 19.9%, compared to the six month period ended August 3, 2019. This was primarily due to a 14% increase in comparable store sales (comparing the first half of fiscal 2021 to the same period in fiscal 2019) which was mainly driven by a combination of government stimulus payments, increasing vaccination rates, diminishing COVID-19 restrictions, pent-up consumer demand, and strong execution of our merchandising strategies. Sales also increased due to the opening of 124 net new stores between August 3, 2019 and July 31, 2021.

Our sales mix for the three and six month periods ended July 31, 2021, August 1, 2020, and August 3, 2019 is shown below:

	Three Months Ended				Six Months Ended
	July 31, 2021	August 1, 2020	[1]	August 3, 2019	July 31, 2021	August 1, 2020	[1]	August 3, 2019
Ladies	27%	25%		27%	25%	25%		27%
Home Accents and Bed and Bath	24%	25%		23%	25%	26%		24%
Men’s	15%	14%		15%	14%	13%		14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	13%		13%	14%	13%		13%
Shoes	12%	14%		14%	13%	14%		14%
Children’s	8%	9%		8%	9%	9%		8%
Total	100%	100%		100%	100%	100%		100%
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

We remain optimistic about our prospects for the remainder of fiscal 2021, based on our recent results and the ongoing improvements in the macro-economic environment, bolstered by increasing vaccination rates and diminishing pandemic-related restrictions. However, it is difficult to predict the lasting impact from the factors that benefited our sales results for the first half of fiscal 2021, in particular the benefit from the government stimulus payments. In addition, there continues to be significant uncertainty surrounding the COVID-19 pandemic, including its unknown duration, the potential for future resurgences and new virus variants, and its potential impact on consumer demand. We cannot be sure that our strategies and our store expansion program will result in a continuation of our historical sales growth, or an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and six month periods ended July 31, 2021 increased $1.3 billion and $2.6 billion, respectively, compared to the three and six month periods ended August 1, 2020, primarily due to higher sales, given that all our stores were open throughout the first half of fiscal 2021, whereas all our store locations were open for approximately 50 percent of the first quarter of fiscal 2020 and approximately 75 percent of the second quarter of fiscal 2020. Cost of goods also increased due to the opening of 64 net new stores between August 1, 2020 and July 31, 2021.

Cost of goods sold for the three and six month periods ended July 31, 2021 increased $567.0 million and $1.1 billion, respectively, compared to the three and six month periods ended August 3, 2019, primarily due to a 15% and 14% increase in comparable store sales, respectively, and higher sales due to the opening of 124 net new stores between August 3, 2019 and July 31, 2021.

Cost of goods sold as a percentage of sales for the three month period ended July 31, 2021 decreased approximately 45 basis points compared to the three month period ended August 3, 2019, primarily due to an 80 basis point improvement in merchandise margin, leverage of 80 basis points in occupancy costs, and a 10 basis points decline in buying costs. These costs were partially offset by an 85 basis point increase in freight costs, mainly driven by worsening industry-wide supply chain congestion, and a 40 basis point increase in distribution expenses primarily due to higher wages.

Cost of goods sold as a percentage of sales for the six month period ended July 31, 2021 decreased approximately 40 basis points compared to the six month period ended August 3, 2019, primarily due to an 85 basis point improvement in merchandise margin and leverage of 70 basis points in occupancy costs. These costs were partially offset by an 80 basis point increase in freight costs, mainly driven by ongoing industry-wide supply chain congestion, and a 35 basis point increase in distribution expenses primarily due to higher wages. We expect higher freight costs to increase further, and higher distribution expenses to continue throughout fiscal 2021.

Selling, general and administrative expenses. For the three and six month periods ended July 31, 2021, SG&A increased $198.3 million and $458.0 million, respectively, compared to the three and six month periods ended August 1, 2020. These increases were primarily due to all our stores being open throughout the first half of fiscal 2021, whereas all our store locations were open for approximately 50 percent of the first quarter of fiscal 2020 and approximately 75 percent of the second quarter of fiscal 2020, and to the opening of 64 net new stores between August 1, 2020 and July 31, 2021.

For the three and six month periods ended July 31, 2021, SG&A increased $125.8 million and $242.6 million, respectively, compared to the three and six month periods ended August 3, 2019, primarily due to a 15% and 14% increase in comparable store sales, respectively, to the opening of 124 net new stores between August 3, 2019 and July 31, 2021, net COVID-related operating expenses for supplies, cleaning, and payroll related to additional safety protocols, and higher incentive compensation costs due to better-than-expected results.

Selling, general and administrative expenses as a percentage of sales for the three and six month periods ended July 31, 2021 increased five and 15 basis points, respectively, compared to the three and six month periods ended August 3, 2019, primarily due to net COVID-related operating expenses for supplies, cleaning, and payroll related to additional safety protocols, and to higher incentive compensation costs due to better-than-expected results. We expect our operating costs to continue to reflect ongoing COVID-related expenses and also higher wages.

Interest expense (income), net. Interest expense, net for the three month period ended July 31, 2021 decreased $10.1 million compared to the same period in the prior year. This decrease was primarily due to lower interest expense on long-term debt due to the October 2020 refinancing at lower interest rates of a portion of the Senior Notes issued in April 2020, and elimination of interest expense on short-term debt due to the repayment of our $800 million revolving credit facility in October 2020.

Interest expense, net for the six month period ended July 31, 2021 increased $2.2 million compared to the same period in the prior year. This increase was primarily due to higher interest expense on long-term debt due to six months of interest expense in the six month period ended July 31, 2021 compared to four months in the corresponding period in 2020, and lower interest income due to lower interest rates, partially offset by the elimination of interest expense on short-term debt due to the repayment of our $800 million revolving credit facility in October 2020 and higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center.

Interest expense (income), net for the three and six month periods ended July 31, 2021 increased $23.5 million and $48.2 million, respectively, compared to the three and six month periods ended August 3, 2019. These increases were primarily due to higher interest expense on long-term debt due to the issuance of Senior Notes in April 2020 and October 2020, and to lower interest income due to lower interest rates, partially offset by higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center.

Interest expense (income), net for the three and six month periods ended July 31, 2021, August 1, 2020, and August 3, 2019 consists of the following:

	Three Months Ended			Six Months Ended
($000)	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
Interest expense on long-term debt	$22,205	$28,331	$3,283	$44,399	$38,512	$6,566
Interest expense on short-term debt	—	3,599	—	—	5,296	—
Other interest expense	291	1,031	227	621	1,309	540
Capitalized interest	(3,590)	(3,349)	(1,118)	(6,829)	(5,503)	(1,883)
Interest income	(199)	(757)	(7,174)	(435)	(4,093)	(15,640)
Interest expense (income), net	$18,707	$28,855	$(4,782)	$37,756	$35,521	$(10,417)

Taxes on earnings (loss). Our effective tax rates for the three month periods ended July 31, 2021, August 1, 2020, and August 3, 2019 were approximately 25%, 61%, and 25%, respectively. The decrease in the effective tax rate of 36% for the three month period ended July 31, 2021 compared to the three month period ended August 1, 2020 was primarily due to fluctuations in pre-tax earnings (loss), partially offset by a revaluation of deferred taxes related to the CARES Act in the three month period ended August 1, 2020. Our effective tax rates for the six month periods ended July 31, 2021, August 1, 2020, and August 3, 2019 were approximately 24%, 31%, and 24%, respectively. The decrease in the effective tax rate of 7% for the six month period ended July 31, 2021 compared to the six month period ended August 1, 2020 was primarily due to fluctuations in pre-tax earnings (loss). Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and uncertain tax positions.

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

Net earnings (loss). Net earnings as a percentage of sales for the three month periods ended July 31, 2021 and August 1, 2020 was 10.3% and 0.8%, respectively. Net earnings as a percentage of sales for the six month period ended July 31, 2021 was 10.4% compared to the net loss as a percentage of sales of 6.3% for the six month period ended August 1, 2020. Net earnings as a percentage of sales for the three and six month periods ended July 31, 2021 was higher primarily due to lower cost of goods sold, lower SG&A expense, and lower interest expense, partially offset by higher taxes on earnings.

Net earnings as a percentage of sales for the three month periods ended July 31, 2021 and August 3, 2019 was 10.3% and 10.4%, respectively. Net earnings as a percentage of sales for the six month periods ended July 31, 2021 and August 3, 2019 was 10.4% and 10.7%, respectively. Net earnings as a percentage of sales for the three and six month periods ended July 31, 2021 was lower primarily due to higher interest expense and higher SG&A expense, partially offset by lower cost of goods sold.

Earnings (loss) per share. Diluted earnings per share for the three month periods ended July 31, 2021 and August 1, 2020 were $1.39 and $0.06, respectively. Diluted earnings per share for the six month period ended July 31, 2021 was $2.73, compared to diluted loss per share of $(0.81), for the six month period ended August 1, 2020. The $1.33 and $3.54 increases in the diluted earnings per share in the three and six month periods ended July 31, 2021 were primarily due to all our store locations being open throughout the first half of fiscal 2021, compared to all our store locations being open for approximately 50 percent of the first quarter of fiscal 2020 and approximately 75 percent of the second quarter of fiscal 2020.

Diluted earnings per share for the three and six month periods ended July 31, 2021 were $1.39 and $2.73, respectively, compared to $1.14 and $2.29, respectively, for the three and six month periods ended August 3, 2019. The 22% and 19%

increases in diluted earnings per share for the three and six month periods ended July 31, 2021, were attributable to 20% and 16% increases in net earnings, and 2% and 3% from the reduction in weighted-average diluted shares outstanding, largely due to stock repurchases under our stock repurchase programs.

Financial Condition

Liquidity and Capital Resources

Our primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, and for capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to pay dividends, to repay debt, and to repurchase stock under active stock repurchase programs.

	Six Months Ended
($000)	July 31, 2021	August 1, 2020	August 3, 2019
Cash provided by operating activities	$1,345,395	$172,421	$1,083,463
Cash used in investing activities	(254,437)	(250,047)	(249,797)
Cash (used in) provided by financing activities	(415,649)	2,520,131	(868,344)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$675,309	$2,442,505	$(34,678)

In this report, we compare our cash flows from operating activities to fiscal 2020 and fiscal 2019. We believe fiscal 2019 is a more useful and relevant basis of comparison given that our stores were open for full 26-week periods in fiscal 2021 and fiscal 2019. Our cash flows from investing and financing activities are compared to fiscal 2020, given the continued construction of our Brookshire, Texas distribution center and the significant financing actions we took in fiscal 2020 to preserve our financial liquidity and enhance our financial flexibility in response to the COVID-19 pandemic.

Operating Activities

Net cash provided by operating activities was $1.3 billion for the six month period ended July 31, 2021. This was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization, and higher accounts payable leverage (defined as accounts payable divided by merchandise inventory). Net cash provided by operating activities was $172.4 million for the six month period ended August 1, 2020. This was primarily driven by lower merchandise receipts as we closely managed inventory levels and used packaway inventory to replenish our stores. This was partially offset by merchandise payments for receipts prior to the shutdown of our operations and the net loss due to the lower sales from the closing of all store locations starting on March 20, 2020 through a portion of the second quarter of fiscal 2020. Net cash provided by operating activities was $1.1 billion for the six month period ended August 3, 2019 and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization.

The increase in cash flow from operating activities for the six month period ended July 31, 2021, compared to the same period in the prior year was primarily driven by net earnings in the current year versus a net loss due to the lack of sales from the closing of all store locations starting on March 20, 2020 through a portion of the second quarter of fiscal 2020, and higher accounts payable leverage. Accounts payable leverage was 148% and 90% as of July 31, 2021 and August 1, 2020, respectively. The increase in accounts payable leverage from the prior year was primarily driven by faster inventory turnover and longer payment terms.

The increase in cash flow from operating activities for the six month period ended July 31, 2021, compared to the six month period ended August 3, 2019 was primarily driven by higher net earnings and higher accounts payable leverage. Accounts payable leverage was 148% and 74% as of July 31, 2021 and August 3, 2019, respectively. The increase in accounts payable leverage as of July 31, 2021 compared to as of August 3, 2019 was primarily driven by faster inventory turnover and longer payment terms.

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

Changes in packaway inventory levels impact our operating cash flow. As of July 31, 2021, packaway inventory was 30% of total inventory compared to 38% at the end of fiscal 2020, which reflects our use of a substantial amount of packaway merchandise to support our increased level of sales. As of August 1, 2020, packaway inventory was 25% of total inventory compared to 46% at the end of fiscal 2019. As of August 3, 2019, packaway inventory was 43% of total inventory compared to 46% at the end of fiscal 2018.

Investing Activities

Net cash used in investing activities was $254.4 million and $250.0 million for the six month periods ended July 31, 2021 and August 1, 2020, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers (primarily related to the ongoing construction of our Brookshire, Texas distribution center); open new stores and improve existing stores; and for various other expenditures related to our information technology systems, buying and corporate offices.

Capital expenditures for fiscal 2021 are projected to be approximately $650 million. Our planned capital expenditures are expected to be used for continued construction of our Brookshire, Texas distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, buying, and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $415.6 million for the six month period ended July 31, 2021. Net cash provided by financing activities was $2.5 billion for the six month period ended August 1, 2020. The decrease in cash provided by financing activities for the six month period ended July 31, 2021, compared to the six month period ended August 1, 2020, was primarily due to the completion of our fiscal 2020 public debt offerings, net of refinancing costs and draw down on our $800 million revolving credit facility, and the resumption of cash dividend payments in the first quarter of fiscal 2021 and share repurchases in the second quarter of fiscal 2021.

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

In May 2020, we amended the $800 million revolving credit facility (the “Amended Credit Facility”) to temporarily suspend for the second and third quarters of fiscal 2020 the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. In October 2020, we repaid in full the $800 million we borrowed under the unsecured revolving credit facility. As of July 31, 2021, we had no borrowings or standby letters of credit outstanding under this facility, the $800 million credit facility remains in place and available, and we were in compliance with the amended covenant.

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

In June 2020, we amended the covenants associated with the $65 million outstanding Series B unsecured senior notes. As of July 31, 2021, we were in compliance with these covenants.

Other financing activities. In May 2021, our Board of Directors authorized a new program to repurchase up to $1.5 billion of our common stock through fiscal 2022, with plans to buy back $650 million in fiscal 2021 and $850 million in fiscal 2022. In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. Due to the economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we had suspended our stock repurchase program in March 2020, at which time we had repurchased $1.407 billion under the prior two-year $2.55 billion stock repurchase program.

We repurchased 1.4 million and 1.2 million shares of common stock for aggregate purchase prices of approximately $175.8 million and $132.5 million during the six month periods ended July 31, 2021 and August 1, 2020, respectively. We also acquired 0.4 million and 0.3 million shares of treasury stock under our employee stock equity compensation programs, for aggregate purchase prices of approximately $49.0 million and $32.3 million during the six month periods ended July 31, 2021 and August 1, 2020, respectively.

In August 2021, our Board of Directors declared a cash dividend of $0.285 per common share, payable on September 30, 2021. In May 2021, our Board of Directors declared a cash dividend of $0.285 per common share, payable on June 30, 2021. On March 2, 2021, our Board of Directors declared a quarterly cash dividend of $0.285 per common share, payable on March 31, 2021. Prior to fiscal 2021, our most recent quarterly dividend was a quarterly cash dividend of $0.285 per common share declared by our Board of Directors in March 2020. In May 2020, we temporarily suspended our quarterly dividends, due to the economic uncertainty stemming from the COVID-19 pandemic. Our Board of Directors declared quarterly cash dividends of $0.255 per common share in March, May, August, and November 2019, respectively.

For the six month periods ended July 31, 2021 and August 1, 2020, we paid cash dividends of $203.4 million and $101.4 million, respectively.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of July 31, 2021:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Recorded contractual obligations:
Senior notes	$65,000	$—	$1,450,000	$1,024,991	$2,539,991
Operating leases	632,272	1,181,171	762,254	561,088	3,136,785
New York buying office ground lease[2]	5,939	14,178	14,178	936,893	971,188
Unrecorded contractual obligations:
Real estate obligations[3]	8,449	41,514	42,808	122,404	215,175
Interest payment obligations	82,438	160,631	115,775	279,202	638,046
Purchase obligations[4]	5,508,699	13,528	897	—	5,523,124
Total contractual obligations	$6,302,797	$1,411,022	$2,385,912	$2,924,578	$13,024,309

1 We have a $73.1 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of July 31, 2021.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize some of our insurance obligations. We have also used standby letters of credit outside of our revolving credit facility to collateralize some of our trade payable obligations. As of July 31, 2021, January 30, 2021, and August 1, 2020, we had $3.3 million, $15.3 million, and $4.2 million, respectively, in standby letters of credit outstanding and $56.7 million, $56.1 million, and $56.7 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $32.7 million, $16.3 million, and $10.7 million in trade letters of credit outstanding at July 31, 2021, January 30, 2021, and August 1, 2020, respectively.

Dividends. In August 2021, our Board of Directors declared a cash dividend of $0.285 per common share, payable on September 30, 2021.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. The ongoing uncertainties and potential impacts from the COVID-19 pandemic increase the challenge of making these estimates; actual results could differ materially from our estimates. During the second quarter of fiscal 2021, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2021.

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
•Risks associated with importing and selling merchandise produced in other countries, including risks from supply chain disruptions due to port of exit/entry congestion, shipping delays, and ocean freight cost increases, and risks from other supply chain related disruptions in other countries, including those due to COVID-19 closures.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of July 31, 2021.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of July 31, 2021, we had no borrowings outstanding under our revolving credit facility.

As of July 31, 2021, we have outstanding eight series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our condensed consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three and six month periods ended July 31, 2021. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (who is our interim principal financial officer), conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Operating Officer, concluded that our disclosure controls and procedures were effective at that reasonable assurance level as of the end of the period covered by this report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer (who is our interim principal financial officer), also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the second fiscal quarter of 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2021 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
May
(5/2/2021 - 5/29/2021)	292	$123.87	—	$1,500,000
June
(5/30/2021 - 7/03/2021)	826,304	$120.67	812,969	$1,401,888
July
(7/04/2021 - 7/31/2021)	635,613	$122.20	635,613	$1,324,216
Total	1,462,209	$121.34	1,448,582	$1,324,216

1 We acquired 13,627 shares of treasury stock during the quarter ended July 31, 2021. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2 In May 2021, our Board of Directors authorized a new program to repurchase up to $1.5 billion of our common stock through fiscal 2022, with plans to buy back $650 million in fiscal 2021 and $850 million in fiscal 2022.

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

10.1	Ross Stores, Inc. Notice of Grant of Performance Shares.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 8, 2021.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Principal Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 8, 2021	By:	/s/Michael J. Hartshorn
Michael J. Hartshorn
Group President, Chief Operating Officer (interim principal financial officer)