Form 10-Q
period 2021-10-30
ROSS STORES, INC.
filed 2021-12-08
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 12, 2021 was 353,329,735.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Sales	$4,574,541	$3,754,509	$13,895,595	$8,281,894

Costs and Expenses
Cost of goods sold	3,326,004	2,711,419	9,935,271	6,681,530
Selling, general and administrative	725,761	877,857	2,118,602	1,812,657
Interest expense, net	18,744	28,740	56,500	64,261
Total costs and expenses	4,070,509	3,618,016	12,110,373	8,558,448

Earnings (loss) before taxes	504,032	136,493	1,785,222	(276,554)
Provision (benefit) for taxes on earnings (loss)	119,002	5,296	429,455	(123,956)
Net earnings (loss)	$385,030	$131,197	$1,355,767	$(152,598)

Earnings (loss) per share
Basic	$1.10	$0.37	$3.85	$(0.43)
Diluted	$1.09	$0.37	$3.82	$(0.43)

Weighted-average shares outstanding (000)
Basic	351,071	352,481	352,308	352,320
Diluted	353,081	354,457	354,477	352,320

Store count at end of period	1,924	1,869	1,924	1,869
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
($000, unaudited)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net earnings (loss)	$385,030	$131,197	$1,355,767	$(152,598)

Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$385,030	$131,197	$1,355,767	$(152,598)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Current Assets
Cash and cash equivalents	$5,259,595	$4,819,293	$4,416,124
Accounts receivable	158,765	115,067	122,654
Merchandise inventory	2,231,242	1,508,982	1,630,390
Prepaid expenses and other	195,309	249,149	347,399
Total current assets	7,844,911	6,692,491	6,516,567

Property and Equipment
Land and buildings	1,194,125	1,187,045	1,185,442
Fixtures and equipment	3,357,986	3,243,206	3,201,940
Leasehold improvements	1,317,979	1,278,134	1,243,755
Construction-in-progress	506,903	376,076	372,950
	6,376,993	6,084,461	6,004,087
Less accumulated depreciation and amortization	3,592,707	3,373,965	3,297,203
Property and equipment, net	2,784,286	2,710,496	2,706,884

Operating lease assets	3,032,175	3,084,819	3,132,056
Other long-term assets	254,362	230,061	215,159
Total assets	$13,915,734	$12,717,867	$12,570,666

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,652,881	$2,256,928	$2,426,390
Accrued expenses and other	625,426	592,122	655,408
Current operating lease liabilities	620,675	598,120	590,122
Accrued payroll and benefits	512,336	400,273	269,709
Income taxes payable	—	54,680	—
Current portion of long-term debt	64,991	64,910	—
Total current liabilities	4,476,309	3,967,033	3,941,629

Long-term debt	2,451,283	2,448,175	2,512,037
Non-current operating lease liabilities	2,551,162	2,621,594	2,672,139
Other long-term liabilities	296,819	268,558	290,795
Deferred income taxes	156,944	121,867	135,029

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 353,694,000, 356,503,000 and 356,449,000 shares, respectively	3,537	3,565	3,564
Additional paid-in capital	1,681,802	1,579,824	1,546,078
Treasury stock	(535,642)	(478,550)	(478,419)
Retained earnings	2,833,520	2,185,801	1,947,814
Total stockholders’ equity	3,983,217	3,290,640	3,019,037
Total liabilities and stockholders’ equity	$13,915,734	$12,717,867	$12,570,666
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended October 30, 2021
			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 30, 2021	356,503	$3,565	$1,579,824	$(478,550)	$2,185,801	$3,290,640
Net earnings	—	—	—	—	476,479	476,479
Common stock issued under stock
plans, net of shares
used for tax withholding	614	6	6,057	(47,378)	—	(41,315)
Stock-based compensation	—	—	28,674	—	—	28,674
Dividends declared ($0.285 per share)	—	—	—	—	(101,657)	(101,657)
Balance at May 1, 2021	357,117	$3,571	$1,614,555	$(525,928)	$2,560,623	$3,652,821
Net earnings	—	—	—	—	494,258	494,258
Common stock issued under stock
plans, net of shares
used for tax withholding	30	—	6,471	(1,637)	—	4,834
Stock-based compensation	—	—	29,584	—	—	29,584
Common stock repurchased	(1,449)	(14)	(5,492)	—	(170,278)	(175,784)
Dividends declared ($0.285 per share)	—	—	—	—	(101,727)	(101,727)
Balance at July 31, 2021	355,698	$3,557	$1,645,118	$(527,565)	$2,782,876	$3,903,986
Net earnings	—	—	—	—	385,030	385,030
Common stock issued under stock
plans, net of shares
used for tax withholding	97	1	6,091	(8,077)	—	(1,985)
Stock-based compensation	—	—	38,517	—	—	38,517
Common stock repurchased	(2,101)	(21)	(7,924)	—	(233,250)	(241,195)
Dividends declared ($0.285 per share)	—	—	—	—	(101,136)	(101,136)
Balance at October 30, 2021	353,694	$3,537	$1,681,802	$(535,642)	$2,833,520	$3,983,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended October 31, 2020
			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at February 1, 2020	356,775	$3,568	$1,458,307	$(433,328)	$2,330,702	$3,359,249
Net loss	—	—	—	—	(305,842)	(305,842)
Common stock issued under stock
plans, net of shares
used for tax withholding	318	3	5,441	(32,317)	—	(26,873)
Stock-based compensation	—	—	24,739	—	—	24,739
Common stock repurchased	(1,171)	(12)	(3,576)	—	(128,879)	(132,467)
Dividends declared ($0.285 per share)	—	—	—	—	(101,414)	(101,414)
Balance at May 2, 2020	355,922	$3,559	$1,484,911	$(465,645)	$1,794,567	$2,817,392
Net earnings	—	—	—	—	22,047	22,047
Common stock issued under stock
plans, net of shares
used for tax withholding	84	1	5,630	(29)	—	5,602
Stock-based compensation	—	—	22,158	—	—	22,158
Balance at August 1, 2020	356,006	$3,560	$1,512,699	$(465,674)	$1,816,614	$2,867,199
Net earnings	—	—	—	—	131,197	131,197
Common stock issued under stock
plans, net of shares
used for tax withholding	443	4	6,009	(12,745)	3	(6,729)
Stock-based compensation	—	—	27,370	—	—	27,370
Balance at October 31, 2020	356,449	$3,564	$1,546,078	$(478,419)	$1,947,814	$3,019,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	October 30, 2021	October 31, 2020
Cash Flows From Operating Activities
Net earnings (loss)	$1,355,767	$(152,598)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	262,139	268,193
Loss on early extinguishment of debt	—	239,769
Stock-based compensation	96,775	74,267
Deferred income taxes	35,077	(14,650)
Change in assets and liabilities:
Merchandise inventory	(722,260)	201,949
Other current assets	(50,139)	(31,732)
Accounts payable	422,277	1,126,574
Other current liabilities	160,984	118,679
Income taxes	(60,442)	(119,513)
Operating lease assets and liabilities, net	4,767	8,979
Other long-term, net	(1,292)	63,206
Net cash provided by operating activities	1,503,653	1,783,123

Cash Flows From Investing Activities
Additions to property and equipment	(377,916)	(339,545)
Net cash used in investing activities	(377,916)	(339,545)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	18,626	17,088
Treasury stock purchased	(57,092)	(45,091)
Repurchase of common stock	(416,979)	(132,467)
Dividends paid	(304,520)	(101,411)
Net proceeds from issuance of short-term debt	—	805,601
Payments of short-term debt	—	(804,972)
Net proceeds from issuance of long-term debt	—	2,965,115
Payments of long-term debt	—	(775,009)
Payments of debt extinguishment and debt issuance costs	—	(232,000)
Net cash (used in) provided by financing activities	(759,965)	1,696,854

Net increase in cash, cash equivalents, and restricted cash and cash equivalents	365,772	3,140,432

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,953,769	1,411,410
End of period	$5,319,541	$4,551,842

Supplemental Cash Flow Disclosures
Interest paid	$82,209	$70,347
Income taxes paid	$454,821	$10,207
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended October 30, 2021 and October 31, 2020
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 30, 2021 and October 31, 2020, the results of operations, comprehensive income (loss), and stockholders’ equity for the three and nine month periods ended October 30, 2021 and October 31, 2020, and cash flows for the nine month periods ended October 30, 2021 and October 31, 2020. The Condensed Consolidated Balance Sheet as of January 30, 2021, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income (loss), and stockholders’ equity for the three and nine month periods ended October 30, 2021 and October 31, 2020, and cash flows for the nine month periods ended October 30, 2021 and October 31, 2020 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Use of accounting estimates. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include valuation reserves for inventory, packaway and other inventory carrying costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and legal claims. The ongoing uncertainties and continued impacts from the COVID-19 pandemic increase the challenge of making estimates; actual results could differ materially from the Company’s estimates.

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and nine month periods ended October 30, 2021 and October 31, 2020:

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020	[1]
Ladies	26%	23%	26%	24%
Home Accents and Bed and Bath	25%	26%	25%	26%
Men’s	15%	15%	14%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	13%	15%	14%	14%
Shoes	11%	12%	12%	13%
Children’s	10%	9%	9%	9%
Total	100%	100%	100%	100%
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	October 30, 2021	January 30, 2021	October 31, 2020
Cash and cash equivalents	$5,259,595	$4,819,293	$4,416,124
Restricted cash and cash equivalents included in:
Prepaid expenses and other	10,790	85,711	85,322
Other long-term assets	49,156	48,765	50,396
Total restricted cash and cash equivalents	59,946	134,476	135,718
Total cash and cash equivalents, and restricted cash and cash equivalents	$5,319,541	$4,953,769	$4,551,842
Property and equipment. As of October 30, 2021 and October 31, 2020, the Company had $14.4 million and $22.4 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

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

Supplemental cash flow disclosures related to leases. Operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended		Nine Months Ended
($000)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating lease assets obtained in exchange for new operating lease liabilities	$208,767	$225,345	$395,428	$509,696

Cash dividends. The Company’s Board of Directors declared a quarterly cash dividend of $0.285 per common share in March 2020. In May 2020, the Company suspended its quarterly dividends due to the economic uncertainty stemming from the COVID-19 pandemic. On March 2, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.285 per common share, payable on March 31, 2021, resuming quarterly dividends. The Company’s Board of Directors also declared cash dividends of $0.285 per common share in May 2021 and August 2021.

In November 2021, the Company’s Board of Directors declared a cash dividend of $0.285 per common share, payable on December 31, 2021.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class/representative action litigation remains pending as of October 30, 2021.

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

Recently issued accounting standards. The Company considers the applicability and impact of all ASUs issued by the FASB. For the three and nine month periods ended October 30, 2021, the ASUs issued by the FASB were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial results.

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

The fair value of the Company’s financial instruments are as follows:

($000)	October 30, 2021	January 30, 2021	October 31, 2020
Cash and cash equivalents (Level 1)	$5,259,595	$4,819,293	$4,416,124

Restricted cash and cash equivalents (Level 1)	$59,946	$134,476	$135,718

The underlying assets in the Company’s non-qualified deferred compensation program as of October 30, 2021, January 30, 2021, and October 31, 2020 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stable value, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) and for funds without quoted market prices in active markets (Level 2) are as follows:

($000)	October 30, 2021	January 30, 2021	October 31, 2020
Level 1	$178,966	$159,116	$134,991
Level 2	—	—	10,391
Total	$178,966	$159,116	$145,382

Note C: Management Incentive Plan and Stock-Based Compensation

The Company has incentive compensation programs which provide cash incentive bonuses and performance share awards to key management and employees based on Company and individual performance.

For fiscal 2021, the Compensation Committee of the Board of Directors established the performance measures for determining incentive compensation amounts as based on a combination of profitability-based performance goals and the attainment of specific management priorities related to business challenges from the COVID-19 pandemic, as measured and approved by the Compensation Committee. As of October 30, 2021, the Company has established an accrual for this incentive compensation based on its forecasted attainment of the profitability-based performance goals and the Compensation Committee’s assessment of progress towards achievement of the specific business priorities.

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

Stock-based compensation. For the three and nine month periods ended October 30, 2021 and October 31, 2020, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Restricted stock	$18,841	$17,330	$53,487	$51,450
Performance awards	18,601	8,979	40,000	19,801
Employee stock purchase plan	1,075	1,061	3,288	3,016
Total	$38,517	$27,370	$96,775	$74,267

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended October 30, 2021 and October 31, 2020, is as follows:

	Three Months Ended		Nine Months Ended
Statements of Operations Classification ($000)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Cost of goods sold	$18,594	$13,767	$48,354	$38,282
Selling, general and administrative	19,923	13,603	48,421	35,985
Total	$38,517	$27,370	$96,775	$74,267

The tax benefits related to stock-based compensation expense for the three and nine month periods ended October 30, 2021 were $8.4 million and $19.4 million, respectively. The tax benefits related to stock-based compensation expense for the three and nine month periods ended October 31, 2020 were $5.1 million and $15.3 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and nine month periods ended October 30, 2021 and October 31, 2020, shares purchased by the Company for tax withholding totaled 70,488 and 471,081, and 142,350 and 492,171, respectively, and are considered treasury shares which are available for reissuance.

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

As of October 30, 2021, shares related to unvested restricted stock, restricted stock units, and performance share awards totaled 4.0 million shares. A summary of restricted stock, restricted stock units, and performance share award activity for the nine month period ended October 30, 2021, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at January 30, 2021	4,230	$85.15
Awarded	1,110	121.06
Released	(1,222)	75.57
Forfeited	(121)	94.90
Unvested at October 30, 2021	3,997	$97.79

The unamortized compensation expense at October 30, 2021, was $193.8 million, which is expected to be recognized over a weighted-average remaining period of 2.1 years. The unamortized compensation expense at October 31, 2020, was $178.2 million, which was expected to be recognized over a weighted-average remaining period of 2.1 years.

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

For the three and nine month periods ended October 30, 2021, approximately 13,200 and 3,000 weighted-average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the periods presented. For the three month period ended October 31, 2020, approximately 80,600 weighted-average shares were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for the period presented. For the nine month period ended October 31, 2020, basic and diluted EPS were the same due to the Company’s net loss.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
October 30, 2021
Shares	351,071	2,010	353,081	352,308	2,169	354,477
Amount	$1.10	$(0.01)	$1.09	$3.85	$(0.03)	$3.82

October 31, 2020
Shares	352,481	1,976	354,457	352,320	—	352,320
Amount	$0.37	$—	$0.37	$(0.43)	$—	$(0.43)

Note E: Debt

Long-term debt. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	October 30, 2021	January 30, 2021	October 31, 2020
6.530% Series B Senior Notes due 2021	$64,991	$64,910	$64,883
3.375% Senior Notes due 2024	248,697	248,365	248,256
4.600% Senior Notes due 2025	695,571	694,624	694,310
0.875% Senior Notes due 2026	494,508	493,595	493,297
4.700% Senior Notes due 2027	239,364	239,049	238,944
4.800% Senior Notes due 2030	132,388	132,262	132,220
1.875% Senior Notes due 2031	494,551	494,132	493,998
5.450% Senior Notes due 2050	146,204	146,148	146,129
Total long-term debt	$2,516,274	$2,513,085	$2,512,037

Less: current portion	64,991	64,910	—
Total due beyond one year	$2,451,283	$2,448,175	$2,512,037

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

In May 2020, the Company amended its $800 million unsecured revolving credit facility (the “Amended Credit Facility”) to temporarily suspend, for the second and third quarters of fiscal 2020, the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. In October 2020, the Company repaid in full the $800 million it borrowed under the unsecured revolving credit facility. As of October 30, 2021, the Company had no borrowings or standby letters of credit outstanding under this facility, the $800 million credit facility remains in place and available, and the Company was in compliance with the amended covenant.

In May 2020, the Company also entered into an additional $500 million 364-day senior revolving credit facility which was scheduled to expire in April 2021. In October 2020, the Company terminated this senior revolving credit facility. The Company had no borrowings under that credit facility at any time.

Senior notes. As of October 30, 2021, the Company had outstanding Series B unsecured Senior Notes in the aggregate principal amount of $65 million held by various institutional investors. The Series B notes are due in December 2021, and bear interest at a rate of 6.530%. Borrowings under these Senior Notes are subject to certain financial covenants that were amended in June 2020. As of October 30, 2021, the Company was in compliance with these covenants.

As of October 30, 2021, the Company also had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

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

As of October 30, 2021, January 30, 2021, and October 31, 2020, total unamortized discount and debt issuance costs were $23.7 million, $26.9 million, and $28.0 million, respectively, and were classified as a reduction of Long-term debt.

All of the Senior Notes are subject to prepayment penalties for early payment of principal.

As of October 30, 2021, January 30, 2021, and October 31, 2020 the aggregate fair value of the eight outstanding series of Senior Notes was approximately $2.6 billion, $2.8 billion, and $2.8 billion, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The table below shows the components of interest expense and income for the three and nine month periods ended October 30, 2021 and October 31, 2020:

	Three Months Ended		Nine Months Ended
($000)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Interest expense on long-term debt	$22,227	$27,826	66,626	$66,338
Interest expense on short-term debt	—	2,565	—	7,861
Other interest expense	391	2,535	1,012	3,844
Capitalized interest	(3,682)	(3,856)	(10,511)	(9,359)
Interest income	(192)	(330)	(627)	(4,423)
Interest expense, net	$18,744	$28,740	$56,500	$64,261

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

The Company’s effective tax rates for the three month periods ended October 30, 2021 and October 31, 2020, were approximately 24% and 4%, respectively. The increase in the effective tax rate of 20% for the three month period ended October 30, 2021 compared to the three month period ended October 31, 2020 was primarily due to fluctuations in pre-tax earnings (loss).

The Company’s effective tax rates for the nine month periods ended October 30, 2021 and October 31, 2020, were approximately 24% and 45%, respectively. The decrease in the effective tax rate of 21% for the nine month period ended October 30, 2021 compared to the nine month period ended October 31, 2020 was primarily due to fluctuations in pre-tax earnings (loss). The Company's effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and uncertain tax positions.

As of October 30, 2021, January 30, 2021, and October 31, 2020, the reserves for unrecognized tax benefits were $76.9 million, $67.9 million, and $76.1 million, inclusive of $9.8 million, $7.7 million, and $9.4 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $61.4 million would impact the Company’s effective tax rate. It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $9.5 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2018 through 2020. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2016 through 2020. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the condensed consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 30, 2021 and October 31, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), and stockholders’ equity for the three and nine month periods ended October 30, 2021 and October 31, 2020, and cash flows for the nine month periods ended October 30, 2021 and October 31, 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
December 8, 2021

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption “Forward-Looking Statements” and also those in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for 2020. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2019, and in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2020. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,629 locations in 40 states, the District of Columbia, and Guam as of October 30, 2021. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 295 dd’s DISCOUNTS stores in 21 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

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

We achieved strong sales results in the third quarter of fiscal 2021 as consumers continued to respond favorably to our broad assortment of bargains despite waning government stimulus and ongoing uncertainty related to the spread of COVID variants. During the quarter, we continued to experience expense pressures from higher freight costs of approximately 125 basis points while higher ocean freight costs negatively impacted merchandise margin which declined 40 basis points compared to the third quarter of fiscal 2019. We also incurred ongoing COVID-related operating costs of approximately 35 basis points (the vast majority of which impacted our selling, general and administrative expenses (“SG&A”)). We expect higher freight costs, higher distribution expenses, and the ongoing COVID-related operating costs to continue throughout fiscal 2021.

There remains significant uncertainty related to the ongoing and worsening industry-wide supply chain congestion as we enter the important holiday season. In addition, there continues to be significant uncertainty surrounding the COVID-19 pandemic, including its unknown duration, the potential for new virus variants and future resurgences, as well as possible vaccine mandates or restrictions, and the potential adverse impact on consumer demand and our business.

The following table summarizes the financial results for the three and nine month periods ended October 30, 2021, October 31, 2020, and November 2, 2019:

	Three Months Ended						Nine Months Ended
	October 30, 2021		October 31, 2020		November 2, 2019		October 30, 2021		October 31, 2020		November 2, 2019
Sales
Sales (millions)	$4,575		$3,755		$3,849		$13,896		$8,282		$11,626
Comparable store sales growth (decline)	14.0%	[1]	(3%)	[2]	5%	[3]	14.0%	[1]	n/a	[4]	3%	[3]

Costs and expenses (as a percent of sales)
Cost of goods sold	72.7%		72.2%		71.9%		71.5%		80.7%		71.5%
Selling, general and administrative	15.9%		23.4%		15.7%		15.2%		21.9%		15.1%
Interest expense (income), net	0.4%		0.8%		(0.1%)		0.4%		0.8%		(0.1%)

Earnings (loss) before taxes (as a percent of sales)	11.0%		3.6%		12.5%		12.9%		(3.4%)		13.5%

Net earnings (loss) (as a percent of sales)	8.4%		3.5%		9.6%		9.8%		(1.8%)		10.4%
[1] Amount shown is for fiscal 2021 compared to fiscal 2019. Comparable store sales for this purpose represents sales from stores that were open at the end of fiscal 2018, plus new stores opened in fiscal 2019, less stores closed in fiscal 2019 and fiscal 2020.

[2] Amount shown is for the three month period of fiscal 2020 compared to the same period of fiscal 2019 for stores that have been open for more than 14 complete months.
[3] Amount shown is for the three and nine month periods of fiscal 2019 compared to the same periods of fiscal 2018 for stores that have been open for more than 14 complete months.
[4] Given that stores were open for less than seven weeks of the 13-week period ended May 2, 2020, the comparable store sales metric for the nine months ended October 31, 2020, is not meaningful.

Stores. We have opened 65 new stores in fiscal 2021. Looking forward to 2022, we expect to return to our historical annual opening program of approximately 100 new stores. Our longer term expansion strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	Three Months Ended					Nine Months Ended
Store Count	October 30, 2021	October 31, 2020		November 2, 2019		October 30, 2021	October 31, 2020		November 2, 2019
Beginning of the period	1,896	1,832		1,772		1,859	1,805		1,717
Opened in the period	28	39	[1]	42		65	66	[1]	98
Closed in the period	—	(2)		(4)	[2]	—	(2)		(5)	[2]
End of the period	1,924	1,869		1,810		1,924	1,869		1,810
[1] Includes the reopening of a store previously temporarily closed due to a weather event.
[2] Includes a temporary closure of a store impacted by a weather event.

Sales. Sales for the three month period ended October 30, 2021 increased $820.0 million, or 21.8%, compared to the three month period ended October 31, 2020, primarily due to the continued strong execution of our merchandising strategies, the benefit from government stimulus payments, increasing vaccination rates, and the further easing of COVID-19 restrictions. Sales also benefited from the opening of 55 net new stores between October 31, 2020 and October 30, 2021.

Sales for the nine month period ended October 30, 2021 increased $5.6 billion, or 67.8%, compared to the nine month period ended October 31, 2020. This was primarily due to all store locations being open throughout the first nine months of fiscal 2021, compared to the negative impact from the COVID-19 related closures of all our stores during significant portions of the March 2020 to June 2020 period. Sales also benefited from a combination of government stimulus payments, increasing vaccination rates, diminishing COVID-19 restrictions, pent-up consumer demand, and strong execution of our merchandising strategies. Sales also increased due to the opening of 55 net new stores between October 31, 2020 and October 30, 2021.

Sales for the three month period ended October 30, 2021 increased $725.4 million, or 18.8%, compared to the three month period ended November 2, 2019. This was primarily due to a 14% increase in comparable store sales (comparing the third quarter of fiscal 2021 to the same period in fiscal 2019) which was mainly driven by the continued strong execution of our merchandising strategies despite waning government stimulus and the uncertainty related to the spread of COVID variants. Sales also increased due to the opening of 114 net new stores between November 2, 2019 and October 30, 2021.

Sales for the nine month period ended October 30, 2021 increased $2.3 billion, or 19.5%, compared to the nine month period ended November 2, 2019. This was primarily due to a 14% increase in comparable store sales (comparing the first nine months of fiscal 2021 to the same period in fiscal 2019) which was mainly driven by the continued strong execution of our merchandising strategies, and a combination of government stimulus payments, increasing vaccination rates, diminishing COVID-19 restrictions, and pent-up consumer demand. Sales also increased due to the opening of 114 net new stores between November 2, 2019 and October 30, 2021.

Our sales mix for the three and nine month periods ended October 30, 2021, October 31, 2020, and November 2, 2019 is shown below:

	Three Months Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	November 2, 2019	October 30, 2021	October 31, 2020	[1]	November 2, 2019
Ladies	26%	23%	26%	26%	24%		27%
Home Accents and Bed and Bath	25%	26%	24%	25%	26%		24%
Men’s	15%	15%	14%	14%	14%		14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	13%	15%	13%	14%	14%		13%
Shoes	11%	12%	14%	12%	13%		14%
Children’s	10%	9%	9%	9%	9%		8%
Total	100%	100%	100%	100%	100%		100%
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

We remain optimistic about our prospects for the remainder of fiscal 2021, based on our recent results, increasing vaccination rates, and diminishing pandemic-related restrictions. However, it is difficult to predict the lasting impact from the factors that benefited our sales results for the first nine months of fiscal 2021, in particular the benefit from the government stimulus payments. There remains significant uncertainty related to the ongoing and worsening industry-wide supply chain congestion. In addition, there continues to be significant uncertainty surrounding the COVID-19 pandemic, including its unknown duration, the potential for new virus variants and future resurgences, as well as possible vaccine mandates or restrictions, and the potential adverse impact on consumer demand and our business. We cannot be sure that our strategies and our store expansion program will result in a continuation of our historical sales growth, or an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and nine month periods ended October 30, 2021 increased $614.6 million and $3.3 billion, respectively, compared to the three and nine month periods ended October 31, 2020, primarily due to higher sales, given that all our stores were open throughout the first nine months of fiscal 2021, compared to the negative impact from the COVID-19 related closures of all our stores during significant portions of the March 2020 to June 2020 period. Cost of goods also increased due to the opening of 55 net new stores between October 31, 2020 and October 30, 2021.

Cost of goods sold for the three and nine month periods ended October 30, 2021 increased $559.6 million and $1.6 billion, respectively, compared to the three and nine month periods ended November 2, 2019, primarily due to a 14% increase in comparable store sales for both the three and nine month periods, higher freight and distribution costs, and higher sales due to the opening of 114 net new stores between November 2, 2019 and October 30, 2021.

Cost of goods sold as a percentage of sales for the three month period ended October 30, 2021 increased approximately 85 basis points compared to the three month period ended November 2, 2019, primarily due to a 125 basis point increase in freight costs, mainly driven by worsening industry-wide supply chain congestion, a 40 basis point decline in merchandise margin primarily due to higher ocean freight costs, and a 10 basis point increase in buying costs. These increases were partially offset by leverage of 65 basis points in occupancy costs and 25 basis points in distribution expenses.

Cost of goods sold as a percentage of sales for the nine month period ended October 30, 2021 remained flat compared to the nine month period ended November 2, 2019. The offsetting components of cost of goods sold as a percentage of sales included a 45 basis point improvement in merchandise margin and leverage of 70 basis points in occupancy costs. These improvements were offset by a 95 basis point increase in freight costs, mainly driven by ongoing industry-wide supply chain congestion, a 15 basis point increase in distribution expenses, primarily due to higher wages, and a five basis point increase in buying costs. We expect higher freight costs and higher distribution expenses to continue throughout fiscal 2021.

Selling, general and administrative expenses. For the three month period ended October 30, 2021, SG&A decreased $152.1 million, compared to the three month period ended October 31, 2020. The decrease was primarily due to the approximately $240 million in long-term debt refinancing costs incurred in the third quarter of fiscal 2020, partially offset by higher store operating expenses on higher sales, and the opening of 55 net new stores between October 31, 2020 and October 30, 2021.

For the nine month period ended October 30, 2021, SG&A increased $305.9 million, compared to the nine month period ended October 31, 2020. The increase was primarily due to all our stores being open throughout the first nine months of fiscal 2021, compared to the impact from the COVID-19 related closures of all our stores during significant portions of the March 2020 to June 2020 period, and to the opening of 55 net new stores between October 31, 2020 and October 30, 2021, partially offset by approximately $240 million in long-term debt refinancing costs incurred in the third quarter of fiscal 2020.

For the three and nine month periods ended October 30, 2021, SG&A increased $121.2 million and $363.8 million, respectively, compared to the three and nine month periods ended November 2, 2019, primarily due to a 14% increase in comparable store sales for both the three and nine month periods, to the opening of 114 net new stores between November 2, 2019 and October 30, 2021, net COVID-related operating expenses for supplies, cleaning, and payroll related to additional safety protocols, and to higher incentive compensation costs due to better-than-expected results.

Selling, general and administrative expenses as a percentage of sales for the three and nine month periods ended October 30, 2021 increased 15 basis points, compared to the three and nine month periods ended November 2, 2019, primarily due to net COVID-related operating expenses for supplies, cleaning, and payroll related to additional safety protocols, and to higher incentive compensation costs due to better-than-expected results. We expect our operating costs to continue to reflect ongoing COVID-related expenses and also higher wages.

Interest expense (income), net. Interest expense, net for the three month period ended October 30, 2021 decreased $10.0 million compared to the same period in the prior year. This decrease was primarily due to lower interest expense on long-term debt due to the October 2020 refinancing at lower interest rates of a portion of the Senior Notes issued in April 2020, and elimination of interest expense on short-term debt due to the repayment of our $800 million revolving credit facility in October 2020.

Interest expense, net for the nine month period ended October 30, 2021 decreased $7.8 million compared to the same period in the prior year. This decrease was primarily due to the elimination of interest expense on short-term debt due to the repayment of our $800 million revolving credit facility in October 2020 and higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center, partially offset by lower interest income due to lower interest rates.

Interest expense (income), net for the three and nine month periods ended October 30, 2021 increased $23.1 million and $71.3 million, respectively, compared to the three and nine month periods ended November 2, 2019. These increases were primarily due to higher interest expense on long-term debt due to the issuance of Senior Notes in April 2020 and October 2020, and to lower interest income due to lower interest rates, partially offset by higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center.

Interest expense (income), net for the three and nine month periods ended October 30, 2021, October 31, 2020, and November 2, 2019 consists of the following:

	Three Months Ended			Nine Months Ended
($000)	October 30, 2021	October 31, 2020	November 2, 2019	October 30, 2021	October 31, 2020	November 2, 2019
Interest expense on long-term debt	$22,227	$27,826	$3,284	$66,626	$66,338	$9,850
Interest expense on short-term debt	—	2,565	—	—	7,861	—
Other interest expense	391	2,535	216	1,012	3,844	756
Capitalized interest	(3,682)	(3,856)	(1,186)	(10,511)	(9,359)	(3,069)
Interest income	(192)	(330)	(6,716)	(627)	(4,423)	(22,356)
Interest expense (income), net	$18,744	$28,740	$(4,402)	$56,500	$64,261	$(14,819)

Taxes on earnings (loss). Our effective tax rates for the three month periods ended October 30, 2021, October 31, 2020, and November 2, 2019 were approximately 24%, 4%, and 23%, respectively. The increase in the effective tax rate of 20% for the three month period ended October 30, 2021 compared to the three month period ended October 31, 2020 was primarily due to fluctuations in pre-tax earnings (loss). The increase in the effective tax rate of 1% for the three month period ended October 30, 2021 compared to the three month period ended November 2, 2019 was primarily due to the resolution of tax positions with various tax authorities during the three month period ended November 2, 2019.

Our effective tax rates for the nine month periods ended October 30, 2021, October 31, 2020, and November 2, 2019 were approximately 24%, 45%, and 23%, respectively. The decrease in the effective tax rate of 21% for the nine month period ended October 30, 2021 compared to the nine month period ended October 31, 2020 was primarily due to fluctuations in pre-tax earnings (loss). The increase in the effective tax rate of 1% for the nine month period ended October 30, 2021 compared to the nine month period ended November 2, 2019 was primarily due to the resolution of tax positions with various tax authorities during the nine month period ended November 2, 2019. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and uncertain tax positions.

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

Net earnings (loss). Net earnings as a percentage of sales for the three month periods ended October 30, 2021 and October 31, 2020 were 8.4% and 3.5%, respectively. Net earnings as a percentage of sales for the three month period ended October 30, 2021 was higher primarily due to lower SG&A expense and lower interest expense, partially offset by higher taxes on earnings and higher cost of goods sold.

Net earnings as a percentage of sales for the nine month period ended October 30, 2021 was 9.8% compared to the net loss as a percentage of sales of 1.8% for the nine month period ended October 31, 2020. Net earnings as a percentage of sales for the nine month period ended October 30, 2021 was higher primarily due to lower cost of goods sold, lower SG&A expense, and lower interest expense, partially offset by higher taxes on earnings.

Net earnings as a percentage of sales for the three month periods ended October 30, 2021 and November 2, 2019 were 8.4% and 9.6%, respectively. Net earnings as a percentage of sales for the three month period ended October 30, 2021 was lower primarily due to higher cost of goods sold, higher interest expense, and higher SG&A expense, partially offset by lower taxes on earnings.

Net earnings as a percentage of sales for the nine month periods ended October 30, 2021 and November 2, 2019 was 9.8% and 10.4%, respectively. Net earnings as a percentage of sales for the nine month period ended October 30, 2021 was lower primarily due to higher interest expense and higher SG&A expense, partially offset by lower taxes on earnings.

Earnings (loss) per share. Diluted earnings per share for the three month periods ended October 30, 2021 and October 31, 2020 were $1.09 and $0.37, respectively. Diluted earnings per share for the nine month period ended October 30, 2021 was $3.82, compared to diluted loss per share of $(0.43), for the nine month period ended October 31, 2020. The $0.72 and $4.25 increases in the diluted earnings per share for the three and nine month periods ended October 30, 2021 were primarily due to all our store locations being open throughout the first nine months of fiscal 2021, compared to the negative impact from the COVID-19 related closures of all our stores during significant portions of the March 2020 to June 2020 period.

Diluted earnings per share for the three and nine month periods ended October 30, 2021 were $1.09 and $3.82, respectively, compared to $1.03 and $3.32, respectively, for the three and nine month periods ended November 2, 2019. The 6% and 15% increases in diluted earnings per share for the three and nine month periods ended October 30, 2021, were attributable to 4% and 13% increases in net earnings, and to the reduction in weighted-average diluted shares outstanding of 2% for both the three and nine month periods, largely due to stock repurchases under our stock repurchase programs.

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

	Nine Months Ended
($000)	October 30, 2021	October 31, 2020	November 2, 2019
Cash provided by operating activities	$1,503,653	$1,783,123	$1,410,930
Cash used in investing activities	(377,916)	(339,545)	(400,734)
Cash (used in) provided by financing activities	(759,965)	1,696,854	(1,284,748)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$365,772	$3,140,432	$(274,552)

In this report, we compare our cash flows from operating activities to both fiscal 2020 and fiscal 2019. We believe fiscal 2019 is a more useful and relevant basis of comparison given that our stores were open for full 39-week periods in fiscal 2021 and fiscal 2019. Our cash flows from investing and financing activities are compared to fiscal 2020, given the continued construction of our Brookshire, Texas distribution center and the significant financing actions we took in fiscal 2020 to preserve our financial liquidity and enhance our financial flexibility in response to the COVID-19 pandemic.

Operating Activities

Net cash provided by operating activities was $1.5 billion for the nine month period ended October 30, 2021. This was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization. Net cash provided by operating activities was $1.8 billion for the nine month period ended October 31, 2020. This was primarily driven by lower merchandise receipts as we closely managed inventory levels and used packaway inventory to replenish our stores, and higher accounts payable due to longer payment terms. This was partially offset by the net loss due to the lower sales from the closing of all store locations starting on March 20, 2020 and continuing through a portion of the second quarter of fiscal 2020, and COVID-19's negative impact on consumer demand. Net cash provided by operating activities was $1.4 billion for the nine month period ended November 2, 2019 and was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization.

The decrease in cash flow from operating activities for the nine month period ended October 30, 2021, compared to the same period in the prior year was primarily driven by lower Accounts payable leverage (defined as accounts payable divided by merchandise inventory), partially offset by net earnings in the current year versus a net loss in the prior year due to the lack of sales from the COVID-19 related closures of all our stores during significant portions of the March 2020 to June 2020 period. Accounts payable leverage was 119% and 149% as of October 30, 2021 and October 31, 2020, respectively. The decrease in Accounts payable leverage from the prior year was primarily driven by higher inventory receipts to support higher sales and the timing of receipts and payments compared to 2020.

The increase in cash flow from operating activities for the nine month period ended October 30, 2021, compared to the nine month period ended November 2, 2019 was primarily driven by higher net earnings and higher Accounts payable leverage. Accounts payable leverage was 119% and 68% as of October 30, 2021 and November 2, 2019, respectively. The increase in Accounts payable leverage from November 2, 2019 was primarily driven by longer payment terms and timing of receipts and payments compared to 2019.

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

Changes in packaway inventory levels impact our operating cash flow. As of October 30, 2021, packaway inventory was 31% of total inventory compared to 38% at the end of fiscal 2020, which reflects our use of a substantial amount of packaway merchandise to support our increased level of sales. In addition, there were receipt delays due to supply chain congestion. As of October 31, 2020, packaway inventory was 26% of total inventory compared to 46% at the end of fiscal 2019. As of November 2, 2019, packaway inventory was 39% of total inventory compared to 46% at the end of fiscal 2018.

Investing Activities

Net cash used in investing activities was $377.9 million and $339.5 million for the nine month periods ended October 30, 2021 and October 31, 2020, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers (primarily related to the ongoing construction of our Brookshire, Texas distribution center); open new stores and improve existing stores; and for various other expenditures related to our information technology systems, buying and corporate offices.

Capital expenditures for fiscal 2021 are projected to be approximately $550 million. Our planned capital expenditures are expected to be used for continued construction of our Brookshire, Texas distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, buying, and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $760.0 million for the nine month period ended October 30, 2021. Net cash provided by financing activities was $1.7 billion for the nine month period ended October 31, 2020. The decrease in cash provided by financing activities for the nine month period ended October 30, 2021, compared to the nine month period ended October 31, 2020, was primarily due to the completion of our public debt offerings, net of refinancing costs in fiscal 2020, the resumption of cash dividend payments in the first quarter of fiscal 2021, and the resumption of our share repurchases in the second quarter of fiscal 2021.

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

In May 2020, we amended the $800 million revolving credit facility (the “Amended Credit Facility”) to temporarily suspend for the second and third quarters of fiscal 2020 the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio effective in the fourth quarter of fiscal 2020. In October 2020, we repaid in full the $800 million we borrowed under the unsecured revolving credit facility. As of October 30, 2021, we had no borrowings or standby letters of credit outstanding under this facility, the $800 million credit facility remains in place and available, and we were in compliance with the amended covenant.

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

In June 2020, we amended the covenants associated with the $65 million outstanding Series B unsecured senior notes. As of October 30, 2021, we were in compliance with these covenants.

Other financing activities. In May 2021, our Board of Directors authorized a new program to repurchase up to $1.5 billion of our common stock through fiscal 2022, with plans to buy back $650 million in fiscal 2021 and $850 million in fiscal 2022. In March 2019, our Board of Directors had approved a two-year $2.55 billion stock repurchase program through fiscal 2020. Due to the economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we suspended that stock repurchase program in March 2020, at which time we had repurchased $1.407 billion under the prior two-year $2.55 billion stock repurchase program.

We repurchased 3.5 million and 1.2 million shares of common stock for aggregate purchase prices of approximately $417.0 million and $132.5 million during the nine month periods ended October 30, 2021 and October 31, 2020, respectively. We also acquired 0.5 million and 0.5 million shares of treasury stock under our employee equity compensation programs, for aggregate purchase prices of approximately $57.1 million and $45.1 million during the nine month periods ended October 30, 2021 and October 31, 2020, respectively.

In November 2021, our Board of Directors declared a cash dividend of $0.285 per common share, payable on December 31, 2021. In August 2021, our Board of Directors declared a cash dividend of $0.285 per common share, payable on September 30, 2021. In May 2021, our Board of Directors declared a cash dividend of $0.285 per common share, payable on June 30, 2021. On March 2, 2021, our Board of Directors declared a quarterly cash dividend of $0.285 per common share, payable on March 31, 2021. Prior to fiscal 2021, our most recent quarterly dividend was a quarterly cash dividend of $0.285 per common share declared by our Board of Directors in March 2020. In May 2020, we temporarily suspended our quarterly dividends, due to the economic uncertainty stemming from the COVID-19 pandemic. Our Board of Directors declared quarterly cash dividends of $0.255 per common share in March, May, August, and November 2019, respectively.

For the nine month periods ended October 30, 2021 and October 31, 2020, we paid cash dividends of $304.5 million and $101.4 million, respectively.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of October 30, 2021:

($000)	Less than one year	1 - 3 years	3 - 5 years	After 5 years	Total¹

Recorded contractual obligations:
Senior notes	$65,000	$250,000	$1,200,000	$1,024,991	$2,539,991
Operating leases	645,047	1,200,915	780,816	568,239	3,195,017
New York buying office ground lease[2]	6,107	14,177	14,178	935,122	969,584
Unrecorded contractual obligations:
Real estate obligations[3]	7,917	43,510	45,908	132,745	230,080
Interest payment obligations	82,438	160,631	93,269	261,550	597,888
Purchase obligations[4]	5,295,843	11,796	635	—	5,308,274
Total contractual obligations	$6,102,352	$1,681,029	$2,134,806	$2,922,647	$12,840,834

1 We have a $74.3 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of October 30, 2021.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize some of our insurance obligations. We have also used standby letters of credit outside of our revolving credit facility to collateralize some of our trade payable obligations. As of October 30, 2021, January 30, 2021, and October 31, 2020, we had $3.3 million, $15.3 million, and $16.2 million, respectively, in standby letters of credit outstanding and $56.6 million, $56.1 million, and $56.5 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $30.6 million, $16.3 million, and $24.7 million in trade letters of credit outstanding at October 30, 2021, January 30, 2021, and October 31, 2020, respectively.

Dividends. In November 2021, our Board of Directors declared a cash dividend of $0.285 per common share, payable on December 31, 2021.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. The ongoing uncertainties and continuing impacts from the COVID-19 pandemic increase the challenge of making these estimates; actual results could differ materially from our estimates. During the third quarter of fiscal 2021, there have been no significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended January 30, 2021.

See Note A to the Condensed Consolidated Financial Statements - Summary of Significant Accounting Policies (Recently Adopted Accounting Standards) for information regarding our adoption of ASU 2019-12.

Forward-Looking Statements

This report may contain a number of forward-looking statements regarding, without limitation, the rapidly developing challenges arising from the COVID-19 pandemic and related economic disruptions, and our plans and responses to them, including adjustments to our operations, planned new store growth, capital expenditures, and other matters. These forward-looking statements reflect our then-current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

Future impact from the ongoing COVID-19 pandemic, and other economic and industry trends that could potentially impact revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks are not limited to but may include:

•The uncertainties and potential for the recurrence of significant business disruptions arising from the COVID-19 pandemic, including its unknown duration, the potential for new virus variants and future resurgences, as well as possible vaccine mandates or restrictions, and the potential adverse impact on consumer demand and our business.
•Unexpected changes in the level of consumer spending on, or preferences for, apparel and home-related merchandise, which could adversely affect us.
•Impacts from the macro-economic environment, including inflation, housing costs, energy and fuel costs, financial and credit markets, geopolitical conditions, pandemics, or public health and public safety issues, that affect consumer confidence and consumer disposable income.
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
•An adverse outcome in various legal, regulatory, or tax matters, or the adoption of new federal or state tax legislation that increases tax rates or adds new taxes, that could increase our costs.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of October 30, 2021.

Interest that is payable on our revolving credit facility is based on variable interest rates, and is therefore affected by changes in market interest rates. As of October 30, 2021, we had no borrowings outstanding under our revolving credit facility.

As of October 30, 2021, we have outstanding eight series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our condensed consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three and nine month periods ended October 30, 2021. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the third fiscal quarter of 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2021 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
August
(8/1/2021 - 8/28/2021)	499,501	$122.76	499,501	$1,262,895
September
(8/29/2021 - 10/02/2021)	925,723	$114.71	855,235	$1,164,782
October
(10/03/2021 - 10/30/2021)	746,270	$109.56	746,270	$1,083,021
Total	2,171,494	$114.79	2,101,006	$1,083,021

1 We acquired 70,488 shares of treasury stock during the quarter ended October 30, 2021. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

10.1	Employment Agreement effective October 1, 2021 between Adam Orvos and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 8, 2021.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	December 8, 2021	By:	/s/Adam Orvos
Adam Orvos
Executive Vice President, Chief Financial Officer