Form 10-K
period 2022-01-29
ROSS STORES, INC.
filed 2022-03-29
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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
Title of class
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
Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 31, 2021 was $42,842,208,333, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Common Stock, $.01 par value, outstanding on March 7, 2022 was 350,892,474.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders, which will be filed on or before May 31, 2022, are incorporated herein by reference into Part III.

Ross Stores, Inc.
Form 10-K

PART I

ITEM 1. BUSINESS

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.

Ross is the largest off-price apparel and home fashion chain in the United States, with 1,628 locations in 40 states, the District of Columbia, and Guam, as of January 29, 2022. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross’ target customers are primarily from middle income households.

We also operate 295 dd’s DISCOUNTS stores in 21 states as of January 29, 2022. dd’s DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood, and its target customers typically come from households with more moderate incomes than Ross customers.

The merchant, store field, and distribution operations for Ross and dd’s DISCOUNTS are separate. The two chains share certain corporate and support services.

Both our Ross and dd’s DISCOUNTS brands target value-conscious customers. The decisions we make, from merchandising, purchasing, and pricing, to the locations of our stores, are based on these customer profiles. We believe that both brands derive a competitive advantage by offering a wide assortment of product within each of our merchandise categories, in organized and easy-to-shop store environments.

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

We refer to our fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 as fiscal 2021, fiscal 2020, and fiscal 2019, respectively, each of which were 52-week years.

Merchandising, Purchasing, and Pricing

We seek to provide our customers with a wide assortment of first-quality, in-season, brand name and designer apparel, accessories, footwear, and home merchandise for the entire family at savings of 20% to 60% below department and specialty store regular prices every day at Ross, and 20% to 70% below moderate department and discount store regular prices at dd’s DISCOUNTS. We sell recognizable brand name merchandise that is on trend and fashionable in each category. New merchandise typically is received from three to six times per week at both Ross and dd’s DISCOUNTS stores. Our buyers review their merchandise assortments on a weekly basis, enabling them to respond to selling trends and purchasing opportunities in the market. Our merchandising strategy is reflected in our advertising, which emphasizes a strong value message. Our stores offer a treasure-hunt shopping experience where customers can find great savings every day on a broad assortment of brand name bargains for the family and the home.

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

Purchasing. We have a large network of merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the vast majority of our merchandise directly from manufacturers. Despite the ongoing supply chain congestion, we have been able to sufficiently source merchandise inventory.

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

The merchandise that we offer in all of our stores is acquired through opportunistic purchases created by manufacturer and brand overruns and canceled orders both during and at the end of a season (“close-out” purchases), and production direct from brands and factories (“upfront” purchases). We also source merchandise under in-house brands or vendor brands. Merchandise can be shipped to stores in-season, allowing us to get in-season goods into our stores at great values, or can be stored as packaway merchandise.

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

In fiscal 2021, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 40% and 38% of total inventories as of January 29, 2022 and January 30, 2021, respectively. We believe the strong discounts we offer on packaway merchandise are one of the key drivers of our business results.

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

At the end of fiscal 2021, we had over 900 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average seven years of experience, including merchandising positions with other retailers. We expect to continue to make additional targeted investments in our merchant organization to further develop our relationships with our manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

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

Stores

As of January 29, 2022, we operated a total of 1,923 stores comprised of 1,628 Ross stores and 295 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, we cluster Ross stores to benefit from economies of scale in advertising, distribution, and field management. We do the same for dd’s DISCOUNTS stores.

We believe a key element of our success at both Ross and dd’s DISCOUNTS is our organized, attractive, and easy-to-shop in-store environments which allow customers to shop at their own pace. While our stores promote a self-service, treasure-hunt shopping experience, the layouts are designed to enhance customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Our store’s sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and prices through prominent category and sizing markers. Our stores have shopping carts and/or baskets available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing. In response to the health pandemic from the novel coronavirus (COVID-19), we have implemented enhanced safety protocols for our customers and associates.

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

In response to COVID-19, we implemented additional processes and procedures to facilitate social distancing, to enhance cleaning and sanitation activities, and to provide personal protective equipment to our associates, which has increased our operating costs. We have incurred and expect to continue to incur elevated operating costs during the COVID-19 pandemic.

Information Systems

We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Current initiatives include continued enhancements to our stores, distribution, merchandising, merchandise planning, and cybersecurity systems. These initiatives support future growth, the execution and achievement of our plans, ongoing stability and compliance.

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

Advertising

Advertising for Ross Dress for Less relies on a mix of television and digital channels to communicate the Ross value proposition—savings off the same brands carried at leading department or specialty stores every day. This strategy reflects our belief that a mix of channels is necessary to reach our customer. Within digital channels, we continue to grow social, digital video, and audio, to communicate our brand position. Advertising for dd’s DISCOUNTS is primarily focused on radio, both broadcast and digital, social media, and new store grand openings.

Trademarks

The trademarks for ROSS®, Ross Dress For Less®, and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Human Capital

As of January 29, 2022, we had approximately 100,000 total associates, which includes both full- and part-time associates. Additionally, we hire temporary associates, especially during peak seasons. We have no associates that are covered by a collective bargaining agreement. Management considers the relationship between the Company and our associates to be good.

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

Competition

We believe the principal competitive factors in the off-price retail apparel and home fashion industry are offering significant discounts on brand name merchandise, offering a well-balanced assortment that appeals to our target customers, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we continue to make strategic investments in our merchandising organization. We also continue to make improvements to our merchandising systems to strengthen our ability to plan, buy, and allocate product to our stores. We operate in an attractive sector of retail that we anticipate will be facing reduced brick and mortar competition given the significant number of recent retail closures and bankruptcies. We believe that we remain well-positioned within the off-price retail apparel and home fashion industry to compete based on these factors.

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

Available Information

The internet address for our corporate website is www.rossstores.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and any amendments to those reports are made available free of charge on or through the Investors section of our corporate website, promptly after being electronically filed with the Securities and Exchange Commission. The information found on our corporate website is not part of this report, or of any other report or regulatory filing we file with or furnish to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for fiscal 2021, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events, including the rapidly developing challenges (and our plans and responses) from the COVID-19 pandemic and related economic disruptions, our future financial performance, operations, competitive position, and our projected growth, that are all subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and from our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

The COVID-19 pandemic continues to adversely affect our sales and our operations, and we expect it to continue to have adverse effects on our business and our financial performance.
The United States and other countries continue to experience a prolonged, major global COVID-19 pandemic, including additional outbreaks driven by new virus variants, with related, significant disruptions and impacts to retail operations and supply chains, and to general economic activities. The situation continues to be unprecedented and rapidly changing, and has unknown duration and severity.

As the COVID-19 pandemic continues, our customers and associates may be affected by future recommendations and/or mandates from federal, state, and local authorities to stay home, to avoid non-essential social contact and gatherings of people, and to self-quarantine. While a significant and increasing portion of the population is vaccinated or may have acquired some level of immunity after recovering from illness, it will take more time for those factors to reach levels that permit a return to pre-pandemic levels of social activity. Additional outbreaks and spreading of the disease have been occurring across the United States, and levels of spread have gone up and down in different regions. Government authorities in affected regions have in the past taken actions, sometimes drastic and including mandatory capacity restrictions, reduced operating hours, and closure of retail operations, in an effort to slow down the spread of the disease. We may still face required store closures and distribution center closures, nationally, regionally, or in specific locations.

We have a concentration of store locations in the states of California, Texas, and Florida; together those states include almost fifty percent of our stores. More than half of our distribution centers and warehouses are located in California. A severe outbreak or a required closure affecting these facilities would be very disruptive to our ability to supply merchandise to our stores. The COVID-19 pandemic may potentially adversely affect our ability to adequately staff our distribution centers, our stores, and our merchant and other support operations. Further, the COVID-19 pandemic has impacted multiple countries, leading to supply related disruptions, including port of exit/entry congestion, shipping delays, and ocean freight cost increases, which may also adversely affect our ability to access and ship products from affected regions.

The prolonged, widespread pandemic has adversely impacted global economies, which has resulted in an economic downturn. An economic rebound is resulting in rising inflation that may reduce consumer demand for our products, and also increase our costs. The extent and duration of the impact from the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and spread of outbreaks within the U.S., regional surges in infection, vaccination rates, potential acquired immunity, the effectiveness of vaccines in controlling current and future variants of the virus, the response by all levels of government in their efforts to contain the outbreak and to mitigate the resulting economic disruptions, and the related impact on consumer confidence, shopping behavior, and spending, all of which are highly uncertain and cannot be predicted. Such impacts have and are expected to adversely affect our profitability, cash flows, financial results, and our capital resources.

We are subject to impacts from the macro-economic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income. The COVID-19 pandemic and accompanying economic impacts, including supply chain disruptions and inflation, and the developing Russia-Ukraine conflict and accompanying economic impacts, may have prolonged and significant negative effects on consumer confidence, shopping behavior, and spending, which may adversely affect our sales and gross margins.
Consumer spending habits for the merchandise we sell are affected by many factors. Currently, the repercussions from the ongoing COVID-19 pandemic present significant risks and uncertainty. There is significant uncertainty over potential changes in consumer behavior and shopping patterns as the pandemic continues and as different regions experience surges.

Currently, there is also a rapidly developing Russia-Ukraine conflict, which has already escalated into a significant military confrontation, and is resulting in major, potentially prolonged economic sanctions and other responses from the United States and other countries, which present significant risks and uncertainties. These events may cause various adverse macro-economic effects, including increases in fuel and energy prices and depressed financial markets.

Other factors include levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, prevailing economic conditions, increasing inflation, rising interest rates, recession and fears of recession, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit, consumer debt levels, and the resulting effects on consumers’ disposable income and consumer confidence in future economic conditions.

The COVID-19 pandemic, the Russia-Ukraine conflict, and other potential, adverse developments in any of these areas, could reduce demand for our merchandise, increase our cost of goods, freight cost, and payroll costs, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States and its territories, so we are especially susceptible to changes in the U.S. economy.

We need to successfully operate under the health and safety measures implemented in our stores and distribution centers, and across all our operations, to comply with regulatory requirements and with the goal of keeping our customers and associates safe from the spread of the COVID-19 virus without disruptions to our operations.
We have implemented a variety of measures in our store locations, distribution centers, and other facilities, with the goal of keeping our associates, customers, and the communities we serve safe from spreading the COVID-19 virus. These measures include additional cleaning and sanitation of stores and workspaces, providing associates with personal protective equipment based on CDC or other federal, state, or local health guidelines, and implementing physical distancing practices, in our stores, distribution centers, and in our other operations. This is very challenging to do, and there is significant risk, incremental costs, and uncertainty regarding changing requirements. Not only are these measures evolving, but they often require change to established habits and patterns of behavior by large groups of people, who may not fully understand or agree with the requested changes. Whatever measures we adopt, there will also be challenges in effecting consistent compliance by our customers and our associates. We are adapting and changing these measures as we learn from experience. And despite our efforts and best intentions, incidents of infection will occur at our stores, distribution centers, and/or in our other facilities, potentially resulting in serious illness for those affected, including our associates. This may result in required temporary closure of specific stores, distribution centers, or other facilities, and in temporary or longer term loss of key personnel during illness, and potential supply chain disruptions. We may also face claims (with or without merit) that our retail stores or our other facilities and workplaces are operating in an unsafe manner or are not in compliance with applicable laws and regulations. Any such incidents may adversely affect our operating results, increase our costs, and damage our reputation and competitive position.

Competitive pressures in the apparel and home-related merchandise retailing industry are high.
The retail industry is highly competitive and the marketplace is highly fragmented, as many different retailers compete for market share by utilizing a variety of store and on-line formats and merchandising strategies. We expect competition to increase in the future. There are no significant economic barriers for others to enter our retail sector. We compete for customers, associates, store locations, and merchandise with many other local, regional, and national retailers, traditional department stores, upscale mass merchandisers, other off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce. Our retail competitors constantly adjust their pricing, business strategies, and promotional activity (particularly during holiday periods) in response to changing market conditions or their own financial condition. The substantial sales growth in e-commerce within the last decade has also encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create successful on-line shopping alternatives. Intense pressures from our competitors, our inability to adapt effectively and quickly to a changing competitive landscape, or a failure to effectively execute our off-price model, could reduce demand for our merchandise, decrease our inventory turnover, cause us to take greater markdowns, and negatively affect our sales and margins.

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

In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage. As a result of changes in shopping behaviors due to the COVID-19 pandemic, disruptions to supply chains and store operations, and inflation, we are at risk for inventory imbalances and the potential for higher than normal levels of markdowns to sell through our inventory, increased cost of goods, and for lost sales due to insufficient inventory to meet customer demand, any of which would negatively affect our gross margins and our operating results.
We purchase the majority of our inventory based on our sales plans. If our actual demand is lower than our sales plans, we may experience excess inventory levels and need to take markdowns on excess or slow-moving inventory, resulting in decreased profit margins. Inflation may cause our costs to purchase inventory to be higher than we planned, and we may not be able to sell the inventory to our customers at correspondingly increased prices, resulting in decreased profit margins. We also may have insufficient inventory to meet customer demand, leading to lost sales opportunities. The COVID-19 pandemic and accompanying economic impacts may change shopping behavior so that our predictions and sales plans become less accurate, and that may lead us to have higher than usual levels of slow-moving or non-salable inventory at our prior planned price levels. We would then need to aggressively and progressively reduce our selling prices in order to clear out that inventory, which would result in decreased profit margins or losses on sales of that inventory, and adversely affect our results of operations in future periods.

As a regular part of our business, we purchase “packaway” inventory with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans, but it typically remains in storage less than six months. Packaway inventory is frequently a significant portion of our overall inventory. If we make packaway purchases that do not align with consumer preferences at the later time of release to our stores, we could have significant inventory markdowns. Changes in packaway inventory levels could impact our operating cash flow. Although we have various systems to help protect against loss or theft of our inventory, both when in storage and once distributed to our stores, we may have damaged, lost, or stolen inventory (called “shortage”) in higher amounts than we forecast, which would result in write-offs, lost sales, and reduced margins.

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
Like other large retailers, we rely on commercially available computer and telecommunications systems to process, transmit, and store payment card and other personal and confidential information, and to provide information or data security for those transactions. Some of the key information systems and processes we use to handle payment card transactions and check approvals, and the levels of security technology utilized in payment cards, are controlled by the banking and payment card industry, not by us. Cybercriminals may attempt to penetrate our point of sale and other information systems to misappropriate customer or business information, including but not limited to credit/debit card, personnel, or trade information. Cybercriminals (including state-sponsored actors) may attempt to penetrate our information systems to deprive us from access to necessary business information and to disrupt our operations, as part of so-called “ransomware” extortion activity or otherwise. Despite security measures we have in place, and our efforts to prevent, monitor, and mitigate attacks and errors, our facilities and systems (or those of third-party service providers we utilize or connect to) may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, phishing, ransomware attacks, and similar fraudulent attacks, or other similar events. It is also possible that an associate within our Company, or a third party we do business with, may purposefully or inadvertently cause a security breach involving such information. The increasing sophistication of cybercriminals, the increased potential for cyberattacks, and the advances in computer capabilities and remote access increases these risks. A breach of our information or data security, a system shut down or other response we may take, or our failure or delay in detecting and mitigating a loss of personal or business information, could result in damage to our reputation, loss of customer confidence, violation (or alleged violation) of applicable laws (including laws relating to consumer data protection and privacy, and required notifications of data security breaches), and expose us to civil claims, litigation, and regulatory action, and to unanticipated costs and disruption of our operations.

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

Our information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, cyberattacks, computer viruses, internal or external security breaches, catastrophic events such as severe storms, fires, earthquakes, floods, acts of terrorism, and design or usage errors by our employees or by third parties. If our information systems or our back-up systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems could have a material adverse effect on our business and results of operations.

A disruption within our logistics or supply chain network could adversely affect our ability to timely and efficiently transport merchandise to our stores or our distribution centers, which could impair our ability to meet customer demand for products and result in lost sales or increased supply chain costs. Such disruptions may result from public health issues such as the current COVID-19 pandemic (or other, future pandemics), cyberattacks, damage or destruction to our distribution centers, weather-related events, natural disasters, trade restrictions, tariffs, third-party strikes or ineffective cross dock operations, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, or other factors beyond our control. Any such disruptions could negatively impact our financial performance or financial condition.

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

Regardless of fault, any real or perceived issues with the quality and safety of merchandise we offer (particularly products such as food and children’s items), issues with the authenticity of merchandise, or our inability or that of our vendor to comply on a timely basis with laws and regulatory requirements, could adversely affect our reputation, result in lost sales, inventory write-offs, uninsured product liability or other legal claims, penalties or losses, merchandise recalls, and increased costs.

An adverse outcome in various legal, regulatory, or tax matters could damage our reputation or brand and increase our costs.
As an ordinary part of our business, we are involved in various legal proceedings, regulatory reviews, tax audits, and/or other legal matters. These may include lawsuits, inquiries, demands, or other claims or proceedings by governmental entities and private plaintiffs, including those relating to employment and employee benefits (including classification, employment rights, discrimination, harassment, wage and hour, and retaliation), securities, real estate, tort, commercial, consumer protection, privacy, product compliance and safety, advertising, environmental, comparative pricing, product labeling, intellectual property, tax, escheat, and whistle-blower claims. We continue to be involved in a number of employment-related lawsuits, including class/representative actions which are primarily in California.

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
Customer traffic and demand for our merchandise is influenced by our advertising and marketing activities, the name recognition and reputation of our brands, and the location of our stores. Although we use marketing and advertising programs to attract customers to our stores, particularly through television and digital channels, our competitors may spend more or use different approaches, which could provide them with a competitive advantage.

Our advertising and other promotional programs may not be effective or may be perceived negatively, or could require increased expenditures, any of which could adversely affect sales or increase costs.

We are subject to risks associated with selling and importing merchandise produced in other countries.
Risks in importing and selling such merchandise include import duties and quotas, compliance with anti-dumping regulations, economic uncertainties and adverse economic conditions (including shipping capacity limitations, cost increases, inflation, recession, and exchange rate fluctuations), foreign government regulations, employment and labor matters, concerns relating to human rights, working conditions, and other issues in factories or countries where merchandise is produced, transparency of sourcing and supply chains, exposure on product warranty and intellectual property issues, consumer perceptions of the safety of imported merchandise, wars and fears of war, political unrest, natural disasters, regulations to address climate change, and trade restrictions.

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

To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption, delay, or increase in the cost of imports, including the imposition of import or other restrictions such as product detention, war, acts of terrorism, natural disasters, or public health issues such as the current COVID-19 pandemic (or other, future pandemics) could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by global shipping capacity limitations, or by financial or political instability in any of the countries in which the goods we purchase are manufactured. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. We cannot predict whether any of the countries from which our products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions.

We require our vendors (for both import and domestic purchasing) to contractually confirm that they adhere to various conduct, compliance, and other requirements, including those relating to environmental, employment and labor (including wages and working conditions), health, safety, and anti-bribery standards. From time to time, our vendors, their contractors, or their subcontractors may be alleged to not be in compliance with these standards or with applicable local laws. Although we have implemented policies and procedures to promote compliance with laws and regulations relating to doing business in foreign markets and importing merchandise, and to monitor the compliance of our suppliers, this does not guarantee that suppliers and other third parties with whom we do business will not violate (or not allegedly violate) such laws and regulations or our policies. Significant or continuing noncompliance (or alleged noncompliance) with such standards and laws by one or more vendors could have a negative impact on our reputation, could subject us to claims and liability, and could have an adverse effect on our results of operations.

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
Our corporate headquarters, Los Angeles buying office, 10 distribution centers/warehouses, and approximately 23% of our stores are located in California. Natural or other disasters, such as the current COVID-19 pandemic (or other, future pandemics), wildfires, earthquakes, hurricanes, tornadoes, floods, or other extreme weather and climate conditions, or fires, explosions, and acts of war or terrorism, or public health issues, in any of our markets could disrupt our operations or our supply chain, or could shut down, damage, or destroy our stores or distribution facilities.

To support our continuing operations, our new store and distribution center growth plans, our quarterly dividends, and our stock repurchase program, we must maintain sufficient liquidity; the COVID-19 pandemic and related economic disruptions are adding significant uncertainty and challenges.
We depend upon our operations to generate strong cash flows to support our general operating activities, and to finance our operations, make capital expenditures and acquisitions, manage our debt levels, and return value to our stockholders through dividends and stock repurchases. While the pandemic continues, disruptions to our operations may occur, nationally, regionally, or in specific locations. The situation is unprecedented and rapidly changing, and has unknown duration and severity. If we are unable to generate sufficient cash flows from operations to support our activities, our growth plans and our financial performance would be adversely affected.

If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. In addition, if we do not properly allocate our capital resources to maximize returns, our operations, cash flows, and returns to stockholders could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At January 29, 2022, we operated a total of 1,923 stores, of which 1,628 were Ross stores in 40 states, the District of Columbia, and Guam, and 295 were dd’s DISCOUNTS stores in 21 states. All stores are leased, with the exception of two locations which we own.

During fiscal 2021, we opened 44 new Ross stores and closed 1 existing store. The average approximate Ross store size is 28,000 square feet.

During fiscal 2021, we opened 21 new dd’s DISCOUNTS stores and closed no existing stores. The average approximate dd’s DISCOUNTS store size is 23,000 square feet.

During fiscal 2021, no one store accounted for more than 1% of our sales.

We carry fire, flood, wind, and earthquake insurance to help mitigate the risk of financial loss that may result from such events.

Our real estate strategy in 2022 is to primarily open stores in states where we currently operate, with the objective to increase our market penetration and leverage our overhead and advertising expenses as a percentage of sales in each market. We also expect to continue our store expansion in newer markets in 2022. Important considerations in evaluating a new store location in both newer and more established markets are the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions.

The following table summarizes the locations of our stores by state/territory as of January 29, 2022 and January 30, 2021.

State/Territory	January 29, 2022	January 30, 2021
Alabama	25	24
Arizona	82	81
Arkansas	10	10
California	443	431
Colorado	39	38
Delaware	4	4
District of Columbia	2	2
Florida	231	225
Georgia	64	63
Guam	2	2
Hawaii	22	22
Idaho	12	12
Illinois	94	89
Indiana	28	26
Iowa	6	6
Kansas	12	12
Kentucky	15	15
Louisiana	21	20
Maryland	27	26
Mississippi	9	9
Missouri	30	27
Montana	6	6
Nebraska	6	5
Nevada	41	40
New Jersey	18	18
New Mexico	18	18
North Carolina	49	49
North Dakota	3	3
Ohio	11	8
Oklahoma	28	28
Oregon	30	30
Pennsylvania	51	51
South Carolina	30	30
South Dakota	2	2
Tennessee	39	37
Texas	277	260
Utah	24	23
Virginia	41	41
Washington	45	43
West Virginia	2	1
Wisconsin	21	19
Wyoming	3	3
Total	1,923	1,859

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time and at reasonable costs in a given market. At January 29, 2022, the majority of our stores had unexpired original lease terms ranging from three to ten years, with three to four renewal options of five years each. The weighted-average unexpired lease term of our leased stores is approximately six years, or approximately 20 years if renewal options are included. See Note E of Notes to Consolidated Financial Statements.

See additional discussion under “Stores” in Item 1.

The following table summarizes the location and approximate sizes of our distribution/warehouse facilities and office locations as of January 29, 2022. Square footage information for the distribution and warehouse facilities represents total ground floor area of the facility. Square footage information for office space represents total space owned and leased. See additional discussion in Management’s Discussion and Analysis.

Location	Approximate Square Footage	Own/Lease
Distribution/Warehouse Facilities
Moreno Valley, California	1,300,000	Own
Moreno Valley, California[1]	740,000	Lease
Moreno Valley, California[1]	1,110,000	Lease
Perris, California	1,300,000	Own
Perris, California	699,000	Own
Riverside, California	449,000	Own
Sacramento, California	114,000	Lease
Shafter, California	1,700,000	Own
Shafter, California	1,003,000	Lease
Shafter, California[1]	350,000	Lease
Lakeland, Florida	100,000	Lease
Baltimore, Maryland	122,000	Lease
Kansas City, Missouri	72,000	Lease
Las Vegas, Nevada	102,000	Lease
Statesville, North Carolina[1]	640,000	Lease
Carlisle, Pennsylvania	465,000	Own
Carlisle, Pennsylvania	239,000	Lease
Carlisle, Pennsylvania	246,000	Lease
Fort Mill, South Carolina	1,200,000	Own
Fort Mill, South Carolina	428,000	Own
Fort Mill, South Carolina	423,000	Own
Fort Mill, South Carolina	255,000	Lease
Fort Mill, South Carolina	160,000	Lease
Rock Hill, South Carolina	1,200,000	Own
Rock Hill, South Carolina	431,000	Lease
Brookshire, Texas	1,890,000	Own

Office Space
Dublin, California	414,000	Own
Los Angeles, California	120,000	Lease
Boston, Massachusetts	5,000	Lease
New York City, New York	572,000	Own

[1] Operated by a third party.

See additional discussion under “Distribution” in Item 1.

ITEM 3. LEGAL PROCEEDINGS

We have been named in class/representative action lawsuits, primarily in California, alleging violations of wage and hour laws and consumer protection laws. Class/representative action litigation remains pending as of January 29, 2022.

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

Like many retailers and other businesses, we have filed a lawsuit as plaintiff against the insurance companies with respect to our claims for insurance coverage for business interruption, property damage, and other losses that we have experienced as a result of the COVID-19 pandemic. Our suit was filed in Alameda County, California in December 2020. The proceedings remain in early stages, and are subject to significant uncertainties.

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

Name	Age	Position
Barbara Rentler	64	Chief Executive Officer
Michael J. Hartshorn	54	Group President and Chief Operating Officer
Michael Kobayashi	57	President and Chief Capability Officer
Brian Morrow	62	President and Chief Merchandising Officer, dd’s DISCOUNTS
Adam Orvos	57	Executive Vice President and Chief Financial Officer

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

Mr. Kobayashi has served as President and Chief Capability Officer since February 2022. Prior to this role, he served as President, Operations and Technology from 2019 to 2022; Group Executive Vice President, Supply Chain, Merchant Operations, and Technology from 2014 to 2019; and Executive Vice President, Supply Chain, Allocation, and Chief Information Officer from 2010 to 2014. Previously, he was Group Senior Vice President, Supply Chain and Chief Information Officer from 2008 to 2010, and Senior Vice President and Chief Information Officer from 2004 to 2008. Prior to joining Ross, Mr. Kobayashi was a Partner with Accenture, providing consulting services to clients in Accenture’s Retail & Consumer Goods practice.

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

Mr. Orvos has served as Executive Vice President and Chief Financial Officer since October 2021. Mr. Orvos joined Ross in January 2021 as Group Senior Vice President, Supply Chain Administration. Prior to joining Ross, Mr. Orvos served as Senior Vice President, Retail Finance and Global Financial Planning and Analysis at Lowe’s from 2019 to 2020; Chief Financial Officer and Chief Operating Officer at Neiman Marcus from 2018 to 2019; and Executive Vice President, Retail and then Chief Executive Officer at Total Wine & More from 2016 to 2017. Mr. Orvos held several senior management positions at Belk Department Stores from 2006 to 2016, where he eventually became its Chief Financial Officer. For almost 20 years prior to this, Mr. Orvos held various financial roles at The May Department Stores Company, including Chief Financial Officer of their Foley’s division.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General information. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 1,198 stockholders of record as of March 7, 2022 and the closing stock price on that date was $85.12 per share.

Cash dividends. On March 1, 2022, our Board of Directors declared a quarterly cash dividend of $0.310 per common share, payable on March 31, 2022. Our Board of Directors declared cash dividends of $0.285 per common share in March, May, August, and November 2021. Our Board of Directors declared a cash dividend of $0.285 per common share in March 2020. In May 2020, we temporarily suspended our quarterly dividends, due to the economic uncertainty stemming from the COVID-19 pandemic. Our Board of Directors declared cash dividends of $0.255 per common share in March, May, August, and November 2019.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2021 is as follows:

Period	Total number of shares (or units) purchased¹	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(10/31/2021 - 11/27/2021)	493,824	$115.90	493,824	$1,025,788
December
(11/28/2021 - 01/01/2022)	885,525	$110.80	885,525	$927,675
January
(01/02/2022 - 01/29/2022)	760,962	$102.40	758,321	$850,003	[2]
Total	2,140,311	$108.99	2,137,670	$1,900,000	[2]

¹ We acquired 2,641 shares of treasury stock during the quarter ended January 29, 2022. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

² In March 2022, our Board of Directors approved a new two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023, replacing the $850 million that remained available at the end of fiscal 2021 under the previous $1.5 billion program.

In May 2021, our Board of Directors authorized a program to repurchase up to $1.5 billion of our common stock through fiscal 2022, with plans to buy back $650 million in fiscal 2021 and $850 million in fiscal 2022. In March 2022, our Board of Directors approved a new two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023. This new program replaces the previous $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time we had repurchased $650 million under the $1.5 billion program).

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and Dow Jones Apparel Retailers

$350
$300
$250
$200
$150
$100
$50
Index Value
1/17
1/18
1/19
1/20
1/21
1/22
Period Ending
Ross Stores, Inc.
S&P 500 Index
Dow Jones Apparel Retailers

		Indexed Returns for Fiscal Years Ended
	Base Period
Company/Index	2016	2017	2018	2019	2020	2021
Ross Stores, Inc.	100	122	143	177	176	153
S&P 500 Index	100	126	123	150	176	217
Dow Jones Apparel Retailers	100	114	124	138	147	163

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States with 1,628 locations in 40 states, the District of Columbia, and Guam, as of January 29, 2022. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 295 dd’s DISCOUNTS stores in 21 states as of January 29, 2022 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our primary objective is to pursue and refine our existing off-price strategies to maintain and improve both profitability and financial returns over the long term. In establishing appropriate growth targets for our business, and considering the pace and magnitude of the economic recovery as the COVID-19 pandemic subsides, we are closely monitoring market share trends for the off-price industry. We believe our share gains will continue to be driven mainly by continued focus on bringing value and convenience to our consumers. Our merchandise and operational strategies are designed to take advantage of the trends toward expanding market share of the off-price industry as well as the ongoing customer demand for name brand fashions for the family and home at compelling discounts every day.

We refer to our fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 as fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

Results of Operations

While the United States and other countries continued to experience the ongoing global COVID-19 coronavirus pandemic throughout fiscal 2021, the effects on our operations were less disruptive than in fiscal 2020. All of our store locations and distribution centers remained open and operating throughout fiscal 2021, in contrast to 2020, when our results reflected the significant revenue decline and other impacts from our chain-wide store closures for approximately half of the first quarter and 25 percent of the second quarter, as well as mandated occupancy restrictions and reduced operating hours that occurred throughout that year. For fiscal 2021, we compare our results of operations to fiscal 2020 and also to fiscal 2019. We believe the extended closure of our operations in the spring of 2020, and the significant disruptions caused by COVID-19 throughout fiscal 2020, make fiscal 2019 a more useful and relevant basis for comparison to our fiscal 2021 performance in assessing our ongoing results of operations.

We achieved strong sales results in fiscal 2021, which benefited from a combination of government stimulus, increasing vaccination rates, diminishing COVID-19 restrictions, pent-up consumer demand, and strong execution of our merchandising strategies. We achieved these results despite the negative impacts from COVID-19 and related variants during fiscal 2021, especially the surge in Omicron cases which depressed in-person shopping behavior during the peak holiday selling period, and from continued supply chain congestion. Throughout the year, we continued to experience expense pressures from higher domestic freight costs of approximately 95 basis points, primarily due to the ongoing and worsening industry-wide supply chain congestion compared to fiscal 2019. We also incurred ongoing COVID-related increased operating costs of approximately 35 basis points (the vast majority of which impacted our selling, general and administrative expenses). We expect higher freight costs, higher distribution expenses, higher wages, and ongoing COVID-related operating costs to continue during fiscal 2022.

There remains significant uncertainty related to the ongoing industry-wide supply chain congestion. We also face external risks from the effects of inflation, both on consumer demand and on costs in our business. In addition, there continues to be significant uncertainty surrounding the COVID-19 pandemic, including its unknown duration, the potential for further new virus variants and future resurgences, as well as possible operational restrictions, the ongoing effect of the pandemic on consumer behavior and shopping patterns, and the potential adverse impact on our business.

The following table summarizes the financial results for fiscal 2021, 2020, and 2019:

	2021		2020		2019
Sales
Sales (millions)	$18,916		$12,532		$16,039
Sales growth (decline)	50.9%		(21.9)%		7.0%
Comparable store sales growth	13%	[1]	n/a	[2]	3%	[3]

Costs and expenses (as a percent of sales)
Cost of goods sold	72.5%		78.5%		71.9%
Selling, general and administrative	15.2%		20.0%		14.7%
Interest expense (income), net	0.4%		0.7%		(0.1)%

Earnings before taxes (as a percent of sales)	11.9%		0.8%		13.5%

Net earnings (as a percent of sales)	9.1%		0.7%		10.4%
[1] Amount shown is for fiscal 2021 compared to fiscal 2019. Comparable store sales for this purpose represents sales from stores that were open at the end of fiscal 2019, less stores closed in fiscal 2020 and fiscal 2021.

[2] Given the temporary store closures resulting from the COVID-19 pandemic, the comparable store sales metric for fiscal 2020 is not meaningful.
[3] Amount shown is for fiscal 2019 compared to fiscal 2018 for stores that have been open for more than 14 complete months.

Stores. Total stores open at the end of fiscal 2021, 2020, and 2019 were 1,923, 1,859, and 1,805, respectively. The number of stores at the end of fiscal 2021, 2020, and 2019 increased by 3%, 3%, and 5% from the respective prior years. In response to the impacts and uncertainties from the COVID-19 pandemic, we reduced our pace of new store openings for fiscal 2020 and fiscal 2021. Looking forward to 2022, we expect to return to our historical annual opening program of approximately 100 new stores. Beyond fiscal 2022, we are planning for our pace of new store openings to be greater than our historical annual opening program of approximately 100 stores, based on trends we perceive toward consumers’ increased focus on value and convenience, favorable store performance in both our new and in-fill markets, and the market share opportunities resulting from the significant number of brick-and-mortar retail closures and bankruptcies over the last several years. Our longer term strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

Store Count and Square Footage	2021	2020		2019
Beginning of the period	1,859	1,805		1,717
Opened in the period	65	66	[1]	98
Closed in the period	(1)	(12)		(10)	[2]
End of the period	1,923	1,859		1,805

Selling square footage at the end of the period (000)	39,900	38,800		37,900

[1] Includes the reopening of a store previously temporarily closed due to a weather event.
[2] Includes the temporary closure of a store impacted by a weather event.

Sales. Sales for fiscal 2021 increased $6.4 billion, or 50.9%, compared to the prior year. This was primarily due to all store locations remaining open throughout fiscal 2021, compared to the negative impact from the COVID-19 related closures of all of our stores during a significant portion of the March 2020 to June 2020 period. Sales for fiscal 2021 also benefited from a combination of government stimulus payments, increasing vaccination rates, diminishing COVID-19 restrictions on operations, pent-up consumer demand, and strong execution of our merchandising strategies. Sales also increased due to the opening of 64 net new stores between fiscal 2020 and fiscal 2021.

Sales for fiscal 2020 decreased $3.5 billion, or 21.9%, compared to fiscal 2019. This was primarily due to the negative impact from the COVID-19 related closures of all of our stores during a significant portion of the March 2020 to June 2020 period, the negative impacts on customer demand from the COVID-19 pandemic, mandated occupancy restrictions, and reduced store operating hours during the remainder of fiscal 2020. We opened 54 net new stores during 2020. The sales from these new stores partially offset the overall sales decline.

Sales for fiscal 2021 increased $2.9 billion, or 17.9%, compared to fiscal 2019, due to a 13% increase in sales from comparable stores and the opening of 118 net new stores between fiscal 2019 and fiscal 2021.

Our sales mix is shown below for fiscal 2021, 2020, and 2019:

	2021	[1]	2020	2019
Home Accents and Bed and Bath	26%		28%	25%
Ladies	25%		23%	26%
Men’s	14%		14%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%		14%	13%
Shoes	12%		12%	13%
Children’s	9%		9%	9%
Total	100%		100%	100%

We intend to address the competitive retail climate for off-price apparel and home goods by pursuing and refining our existing strategies, and by continuing to strengthen our merchant organization, diversify our merchandise mix, and more fully develop our systems to improve our merchandise offerings.

It is difficult to predict any future impact from some of the factors that benefited our sales results for fiscal 2021, in particular the benefit from the government stimulus payments and pent-up consumer demand. There remains significant uncertainty related to ongoing industry-wide supply chain congestion. We also face external risks from the effects of inflation, both on consumer demand and on costs in our business. In addition, there continues to be significant uncertainty surrounding the COVID-19 pandemic, including its unknown duration, the potential for new virus variants and future resurgences, as well as possible operational restrictions, the ongoing effect of the pandemic on consumer behavior and shopping patterns, and the potential adverse impact on our business. We cannot be sure that our strategies and our store expansion program will result in a continuation of our historical sales growth, or an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2021 increased $3.9 billion compared to the prior year, mainly due to higher sales, given that all our stores were open throughout fiscal 2021, compared to the negative impact from the COVID-19 related closures of all of our stores during a significant portion of the March 2020 to June 2020 period. Cost of goods also increased due to the opening of 64 net new stores between fiscal 2020 and fiscal 2021.

Cost of goods sold in fiscal 2020 decreased $1.7 billion compared to fiscal 2019, mainly due to the lower sales from the temporary COVID-19 related closures of all of our stores during a significant portion of the March 2020 to June 2020 period, and ensuing negative impacts on shopping behavior and customer demand due to the COVID-19 pandemic after our store reopenings, as well as lower costs from the temporary furlough of most hourly associates in our distribution centers and some associates in our buying offices. These decreases were partially offset by higher markdowns used to clear aged and seasonal inventory, higher distribution costs primarily due to increased wages, and higher freight costs due to industry-wide supply chain congestion, added expenditures for COVID-19 related measures, and higher occupancy costs from the opening of 54 net new stores during 2020.

Cost of goods sold in fiscal 2021 increased $2.2 billion compared to fiscal 2019, primarily due to a 13% increase in comparable store sales, higher freight and distribution costs primarily due to industry-wide supply chain congestion, and higher wages, and higher sales due to the opening of 118 net new stores between fiscal 2019 and fiscal 2021.

Cost of goods sold as a percentage of sales for fiscal 2021 increased approximately 55 basis points from fiscal 2019, primarily due to a 95 basis point increase in domestic freight costs, mainly driven by worsening industry-wide supply chain congestion, a 30 basis point increase in distribution expenses, mainly driven by higher wages, and a 10 basis point increase in buying costs. These increases were partially offset by leverage of 60 basis points in occupancy costs and a 20 basis point improvement in merchandise gross margin.

We expect higher supply chain costs from the industry-wide congestion and higher wages to continue throughout fiscal 2022.

Selling, general and administrative expenses. For fiscal 2021, selling, general and administrative expenses (“SG&A”) increased $371.2 million compared to the prior year. The increase was primarily due to all our stores remaining open throughout fiscal 2021, compared to the impact from the COVID-19 related closures of all of our stores during a significant portion of the March 2020 to June 2020 period, and to the opening of 64 net new stores between fiscal 2020 and fiscal 2021, partially offset by approximately $240 million in long-term debt refinancing costs incurred in fiscal 2020.

For fiscal 2020, SG&A increased $146.6 million compared to fiscal 2019, primarily due to approximately $240 million in long-term debt refinancing costs, COVID-related expenses (primarily for supplies, cleaning, and payroll related to additional safety protocols), and payments to associates while our stores were closed (net of employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)), partially offset by payroll-related cost reduction measures in response to the COVID-19 pandemic (including the temporary furlough of most hourly associates in our stores during closure periods, and some associates in our corporate offices), reductions in non-business critical operating expenses, and lower store operating expenses on lower sales.

For fiscal 2021, SG&A increased $517.8 million compared to fiscal 2019, mainly due to a 13% increase in comparable store sales, the opening of 118 net new stores between fiscal 2019 and fiscal 2021, higher incentive compensation costs due to better-than-expected results, net COVID-related operating expenses primarily for supplies, cleaning, and payroll related to additional safety protocols, higher wages, and holiday related pay incentives.

SG&A as a percentage of sales for fiscal 2021 increased by approximately 50 basis points compared to fiscal 2019, primarily due to higher incentive compensation costs due to better-than-expected results, net COVID-related operating expenses for supplies, cleaning, and payroll related to additional safety protocols, higher wages, and holiday related pay incentives.

We expect our operating costs in fiscal 2022 to continue to reflect ongoing COVID-related expenses and also higher wages.

Interest expense (income), net. In fiscal 2021, net interest expense decreased by $9.1 million compared to 2020 primarily due to the elimination of interest expense on short-term debt due to the repayment of our $800 million revolving credit facility in October 2020 and higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center, partially offset by lower interest income due to lower interest rates.

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

In fiscal 2021, net interest expense increased by $92.4 million compared to 2019 primarily due to higher interest expense on long-term debt due to the issuance of Senior Notes in April 2020 and October 2020 (net of repurchase of Senior Notes), and lower interest income due to lower interest rates, partially offset by higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center.

The table below shows the components of interest expense and income for fiscal 2021, 2020, and 2019:

($000)	2021	2020	2019
Interest expense on long-term debt	$88,286	$88,544	$13,139
Interest expense on short-term debt	—	7,863	—
Other interest expense	1,351	3,908	968
Capitalized interest	(14,476)	(12,251)	(4,367)
Interest income	(833)	(4,651)	(27,846)
Interest expense (income), net	$74,328	$83,413	$(18,106)

Taxes on earnings. Our effective tax rates for fiscal 2021, 2020, and 2019 were approximately 24%, 20%, and 23%, respectively. The increase in the effective tax rate of 4% for fiscal 2021 compared to fiscal 2020 and the decrease of 3% for fiscal 2020 compared to fiscal 2019 was primarily due to the impact of hiring tax credits on lower pre-tax earnings in fiscal 2020. The increase in effective tax rate of 1% for fiscal 2021 compared to fiscal 2019 was primarily due to resolution of uncertain tax positions with a state tax authority during fiscal 2019.

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. Our effective rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with share-based compensation, and the resolution of tax positions with various tax authorities.

In fiscal 2020, the CARES Act was signed into law. The CARES Act made several significant changes to business tax provisions including modifications for net operating losses, employee retention credits, and deferral of employer payroll tax payments. The Consolidated Appropriations Act of 2021 (“CAA”) was signed into law during fiscal 2020. The CAA made several changes to business tax provisions including extending certain employment-related tax credits through December 31, 2025.

Net earnings. Net earnings as a percentage of sales for fiscal 2021 were higher than in fiscal 2020, primarily due to lower cost of goods sold, lower SG&A expenses, and lower interest expense, partially offset by higher taxes on earnings. Net earnings as a percentage of sales for fiscal 2020 were lower compared to fiscal 2019, primarily due to higher cost of goods sold, higher SG&A expenses, and higher interest expense. Net earnings as a percentage of sales for fiscal 2021 were lower than in fiscal 2019, primarily due to higher cost of goods sold, higher SG&A expenses, and higher interest expense, partially offset by lower taxes on earnings.

Earnings per share. Diluted earnings per share in fiscal 2021 was $4.87, compared to $0.24 in the prior year. The higher diluted earnings per share in fiscal 2021 were primarily attributable to all our store locations remaining open throughout fiscal 2021, compared to the negative impact from the COVID-19 related closures of all of our stores during a significant portion of the March 2020 to June 2020 period.

Diluted earnings per share in fiscal 2020 was $0.24, compared to $4.60 in fiscal 2019. The lower diluted earnings per share in fiscal 2020 was primarily attributable to lower sales due to the closing of all our store locations during a significant portion of the March 2020 to June 2020 period and the negative impacts on shopping behavior and customer demand due to the COVID-19 pandemic, higher markdowns to clear aged and seasonal inventory, long-term debt refinancing costs, payments to associates while our stores were closed (net of employee retention credits under the CARES Act), and higher expenditures for COVID-19 related measures.

Diluted earnings per share in fiscal 2021 was $4.87, compared to $4.60 in fiscal 2019. The 6% increase in diluted earnings per share for fiscal 2021 compared to fiscal 2019, was attributable to a 4% increase in net earnings, and to the reduction in weighted-average diluted shares outstanding of 2% for fiscal 2021, largely due to stock repurchases under our stock repurchase programs.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities have been cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, and for capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to pay dividends, to repay debt as it becomes due, and to repurchase stock under active stock repurchase programs.

($ millions)	2021	2020	2019
Cash provided by operating activities	$1,738.8	$2,245.9	$2,171.5
Cash used in investing activities	(557.8)	(405.4)	(555.0)
Cash (used in) provided by financing activities	(1,152.4)	1,701.9	(1,683.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$28.6	$3,542.4	$(66.7)

In this report, we compare our cash flows from operating activities to both fiscal 2020 and fiscal 2019. We believe fiscal 2019 is a more useful and relevant basis of comparison given that our stores were open for full 52-week periods in fiscal 2021 and fiscal 2019. Our cash flows from investing and financing activities are compared to fiscal 2020, given the construction of our Brookshire, Texas distribution center during fiscal 2020 and 2021, and the significant financing actions we took in fiscal 2020 to preserve our financial liquidity and enhance our financial flexibility in response to the COVID-19 pandemic.

Operating Activities

Net cash provided by operating activities was $1.7 billion in fiscal 2021. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by higher merchandise inventory receipts net of accounts payable. Net cash provided by operating activities was $2.2 billion in fiscal 2020. This was primarily driven by higher accounts payable due to longer payment terms, lower merchandise receipts as we closely managed inventory levels and used packaway inventory to replenish our stores, and net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation. Net cash provided by operating activities was $2.2 billion in fiscal 2019, and was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, and for deferred taxes.

The decrease in cash flow from operating activities in fiscal 2021 compared to fiscal 2020 was primarily driven by lower Accounts payable leverage (defined as accounts payable divided by merchandise inventory), partially offset by higher net earnings in the current year. Accounts payable leverage was 105% and 150% as of January 29, 2022 and January 30, 2021, respectively. The decrease in Accounts payable leverage in fiscal 2021 compared to fiscal 2020 was primarily driven by higher merchandise receipts to support higher sales and to replenish our packaway inventory.

The increase in cash flow from operating activities in fiscal 2020 compared to fiscal 2019 was primarily driven by higher Accounts payable leverage. Accounts payable leverage was 150% and 71% as of January 30, 2021, and February 1, 2020, respectively. The increase in Accounts payable leverage in fiscal 2020 compared to fiscal 2019 was primarily driven by lower packaway and in-store inventory and longer payment terms.

The decrease in cash flow from operating activities in fiscal 2021 compared to fiscal 2019 was primarily driven by higher merchandise receipts to support higher sales and to replenish packaway inventory, partially offset by higher incentive bonus accruals and higher net earnings.

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

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2021, packaway inventory was 40% of total inventory compared to 38% and 46% at the end of fiscal 2020 and 2019, respectively.

Investing Activities

Net cash used in investing activities was $557.8 million, $405.4 million, and $555.0 million in fiscal 2021, 2020, and 2019, respectively, and was related to capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers (primarily related to the construction of our Brookshire, Texas distribution center); open new stores and improve existing stores; and for various other expenditures related to our information technology systems, buying and corporate offices.

The increase in cash used for investing activities in fiscal 2021 compared to fiscal 2020 was primarily due to an increase in our capital expenditures related to the resumption of capital projects deferred during fiscal 2020. The decrease in cash used for investing activities in fiscal 2020 compared to fiscal 2019 was primarily due to our actions to preserve our financial liquidity in response to the COVID-19 pandemic and related economic disruptions. We opened 65, 66, and 98 new stores in fiscal 2021, 2020, and 2019, respectively.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2021	2020	2019
New stores	$124.9	$81.1	$137.4
Existing stores	103.3	54.8	125.3
Information systems, corporate, and other	50.3	38.3	91.8
Distribution and transportation	279.3	231.2	201.0
Total capital expenditures	$557.8	$405.4	$555.5

Capital expenditures for fiscal 2022 are projected to be approximately $800 million. Our planned capital expenditures for fiscal 2022 are expected to be used for investments in our supply chain to support long-term growth, including construction of our next distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, buying, and corporate offices. We expect to fund capital expenditures with available cash. The increase in our planned capital expenditures for fiscal 2022 compared to fiscal 2021 is primarily driven by the upgrade or remodeling of existing stores, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, construction of our next distribution center, investments in information technology systems, and for various other needed expenditures related to our stores, distribution centers, buying, and corporate offices.

Financing Activities

Net cash used in financing activities was $1.2 billion in fiscal 2021. Net cash provided by financing activities was $1.7 billion in fiscal 2020. Net cash used in financing activities was $1.7 billion in fiscal 2019. The decrease in cash provided by financing activities for fiscal 2021, compared to fiscal 2020, was primarily due to the completion of our public debt offerings, net of refinancing costs in fiscal 2020, the resumption of our share repurchases in the second quarter of fiscal 2021, the resumption of cash dividend payments in the first quarter of fiscal 2021, and the repayment of our Series B unsecured Senior Notes. The increase in cash provided by financing activities for fiscal 2020, compared to fiscal 2019, was primarily due to the completion of our public debt offerings, net of repurchase and refinancing costs in fiscal 2020, and the suspension of our share repurchases and dividends in the second quarter of 2020.

Revolving credit facilities. In February 2022 (the “Effective Date”), we entered into a new, $1.3 billion senior unsecured revolving Credit Agreement (the “2022 Credit Facility”), which replaced our previous $800 million unsecured revolving credit facility (the “Prior Credit Facility”). The 2022 Credit Facility expires in February 2027, and may be extended, at our option, for up to two additional one year periods, subject to customary conditions. The new facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing us to increase the size of our credit facility by up to an additional $700 million, with the agreement of the committing lenders. The interest rate on borrowings under the 2022 Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin, and is payable quarterly and upon maturity. The 2022 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant, effective the first quarter of fiscal 2022.

On the Effective Date of the 2022 Credit Facility, the Prior Credit Facility was terminated and was replaced by the new 2022 Credit Facility. As of January 29, 2022, we had no borrowings or standby letters of credit outstanding under the Prior Credit Facility, the $800 million credit facility remained in place and available, and we were in compliance with the financial covenant.

In March 2020, we borrowed $800 million under the Prior Credit Facility. Interest on the loan was based on LIBOR plus 0.875% (or 1.76%). In May 2020, we amended the Prior Credit Facility to temporarily suspend for the second and third quarters of fiscal 2020 the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio, effective in the fourth quarter of fiscal 2020. In October 2020, we repaid in full the $800 million we borrowed under the Prior Credit Facility.

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

In December 2021, we repaid at maturity the $65 million principal amount of the Series B 6.530% unsecured Senior Notes.

Other financing activities. In March 2019, our Board of Directors had approved a two-year $2.55 billion stock repurchase program through fiscal 2020. Due to the economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we suspended that stock repurchase program in March 2020, at which time we had repurchased $1.407 billion under the $2.55 billion stock repurchase program. In May 2021, our Board of Directors authorized a program to repurchase up to $1.5 billion of our common stock through fiscal 2022, with plans to buy back $650 million in fiscal 2021 and $850 million in fiscal 2022. In March 2022, our Board of Directors approved a new two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023. This new program replaces the previous $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time we had repurchased $650 million under the previous $1.5 billion program).

We repurchased 5.7 million, 1.2 million, and 12.3 million shares of common stock for aggregate purchase prices of approximately $650 million, $132 million, and $1,275 million in fiscal 2021, 2020, and 2019, respectively. We also acquired 0.5 million, 0.5 million, and 0.6 million shares in fiscal 2021, 2020, and 2019, respectively, of treasury stock from our employee stock equity compensation programs, for aggregate purchase prices of approximately $57.3 million, $45.2 million, and $60.7 million during fiscal 2021, 2020, and 2019, respectively.

On March 1, 2022, our Board of Directors declared a quarterly cash dividend of $0.310 per common share, payable on March 31, 2022. Our Board of Directors declared quarterly cash dividends of $0.285 per common share in March, May, August, and November 2021, respectively. Prior to fiscal 2021, our most recent quarterly dividend was a quarterly cash dividend of $0.285 per common share declared by our Board of Directors in March 2020. In May 2020, we temporarily suspended our quarterly dividends, due to the economic uncertainty stemming from the COVID-19 pandemic. Our Board of Directors declared quarterly cash dividends of $0.255 per common share in March, May, August, and November 2019, respectively.

During fiscal 2021, 2020, and 2019, we paid dividends of $405.1 million, $101.4 million, and $369.8 million, respectively.

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

During fiscal 2021 and 2019, our liquidity and capital requirements were provided by available cash and cash flows from operations. During fiscal 2020, our liquidity and capital requirements were provided by available cash and cash flows from operations and our long-term debt financing.

We ended fiscal 2021 with $4.9 billion of unrestricted cash balances, and as of the Effective Date we have $1.3 billion available under our senior unsecured revolving credit facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations

The table below presents our significant contractual obligations as of January 29, 2022:

	Less than 1 year	Greater than 1 year	Total¹
($000)
Recorded contractual obligations:
Senior notes	$—	$2,474,991	$2,474,991
Operating leases	652,365	2,529,515	3,181,880
New York buying office ground lease²	6,274	961,705	967,979
Unrecorded contractual obligations:
Real estate obligations[3]	11,715	241,469	253,184
Interest payment obligations	80,316	515,450	595,766
Purchase obligations[4]	5,026,221	14,991	5,041,212
Total contractual obligations	$5,776,891	$6,738,121	$12,515,012

1 We have a $65.4 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

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

Supply chain finance program. We facilitate a voluntary supply chain finance program (the “program”) to provide certain suppliers with the opportunity to sell receivables due from us to a participating financial institution at the sole discretion of both the suppliers and the financial institution. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with the supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with the participating financial institution in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.

All outstanding payments owed under the program are recorded within Accounts payable in the Consolidated Balance Sheets. The amounts owed to a participating financial institution under the program and included in Accounts payable were $272.7 million and $15.6 million at January 29, 2022 and January 30, 2021, respectively. We account for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows. The amounts settled through the program and paid to the participating financial institution were $430.1 million and $2.6 million during fiscal 2021 and 2020, respectively.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize some of our insurance obligations. We also use standby letters of credit outside of our revolving credit facility to collateralize some of our trade payable obligations. As of January 29, 2022 and January 30, 2021, we had $3.3 million and $15.3 million, respectively, in standby letters of credit outstanding, and $56.7 million and $56.1 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $19.3 million and $16.3 million in trade letters of credit outstanding at January 29, 2022 and January 30, 2021, respectively.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of January 29, 2022.

Other

Critical Accounting Estimates

The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. We believe the following critical accounting estimates describe the more significant judgments and estimates used in the preparation of our consolidated financial statements and are not intended to be a comprehensive list of all of our accounting estimates.

Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted-average basis) or net realizable value. Merchandise inventory includes acquisition, transportation, processing, and storage costs related to packaway inventory. Included in the carrying value of our merchandise inventory is a provision for shortage. The shortage reserve is based on historical shortage rates as determined through our annual physical merchandise inventory counts and cycle counts. Historically, our actual physical inventory count results have shown our provision for shortage to be reliable. If actual market conditions are less favorable than those projected by us, or if sales of the merchandise inventory are more difficult than anticipated, additional merchandise inventory write-downs may be required beyond our normal markdowns taken to clear seasonal and aged inventory. As a measure of sensitivity, a five percent change in shortage rates as of January 29, 2022, would not have materially impacted our cost of goods sold in fiscal 2021.

Lease accounting. In determining the present value of lease payments, for use in the calculation of the operating lease liabilities and right-of-use assets, we use the estimated collateralized incremental borrowing rate based on information available at the lease commencement date. Since our leases generally do not provide an implicit discount rate, this rate is determined using a portfolio approach based on the risk-adjusted rate of interest, and requires estimates and assumptions including credit rating, credit spread, and adjustments for the impact of collateral. Changes in these inputs can increase or decrease the recorded operating lease assets and related lease liabilities for new leases, and for remeasurements or modifications of existing leases. We believe that this approximates the rate we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term.

Insurance obligations. We use a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. Our self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported. Should a greater amount of claims occur compared to what is estimated or the costs of medical care increase beyond what was anticipated, our recorded reserves may not be sufficient and additional charges could be required. A five percent increase or decrease in our insurance reserves would not have materially impacted our net earnings in fiscal 2021.

Recent Accounting Pronouncements

See Note A to the Consolidated Financial Statements - Summary of Significant Accounting Policies (Recently issued accounting standards and Recently adopted accounting standards) for a discussion of recent accounting pronouncements and their impact to our Consolidated Financial Statements.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2021, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, the rapidly developing challenges and our plans and responses to the COVID-19 pandemic and related economic and supply chain disruptions, including adjustments to our operations, and planned new store growth, new markets, expected sales, projected earnings levels, capital expenditures, and other matters. These forward-looking statements reflect our then current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

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

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of January 29, 2022.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of January 29, 2022, we had no borrowings outstanding under our revolving credit facility.

As of January 29, 2022, we have outstanding seven series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material negative impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended January 29, 2022. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Year Ended	Year Ended	Year Ended
($000, except per share data)	January 29, 2022	January 30, 2021	February 1, 2020
Sales	$18,916,244	$12,531,565	$16,039,073

Costs and Expenses
Cost of goods sold	13,708,907	9,838,574	11,536,187
Selling, general and administrative	2,874,469	2,503,281	2,356,704
Interest expense (income), net	74,328	83,413	(18,106)
Total costs and expenses	16,657,704	12,425,268	13,874,785

Earnings before taxes	2,258,540	106,297	2,164,288
Provision for taxes on earnings	535,951	20,915	503,360
Net earnings	$1,722,589	$85,382	$1,660,928

Earnings per share
Basic	$4.90	$0.24	$4.63
Diluted	$4.87	$0.24	$4.60

Weighted-average shares outstanding (000)
Basic	351,496	352,392	358,462
Diluted	353,734	354,619	361,182

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
($000)	January 29, 2022	January 30, 2021	February 1, 2020
Net earnings	$1,722,589	$85,382	$1,660,928

Other comprehensive income (loss)	—	—	—
Comprehensive income	$1,722,589	$85,382	$1,660,928
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	January 29, 2022	January 30, 2021
Assets
Current Assets
Cash and cash equivalents	$4,922,365	$4,819,293
Accounts receivable	119,247	115,067
Merchandise inventory	2,262,273	1,508,982
Prepaid expenses and other	169,291	249,149
Total current assets	7,473,176	6,692,491

Property and Equipment
Land and buildings	1,240,246	1,187,045
Fixtures and equipment	3,425,762	3,243,206
Leasehold improvements	1,332,687	1,278,134
Construction-in-progress	574,333	376,076
	6,573,028	6,084,461
Less accumulated depreciation and amortization	3,674,501	3,373,965
Property and equipment, net	2,898,527	2,710,496

Operating lease assets	3,027,272	3,084,819
Other long-term assets	241,281	230,061
Total assets	$13,640,256	$12,717,867

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,372,302	$2,256,928
Accrued expenses and other	613,089	592,122
Current operating lease liabilities	630,517	598,120
Accrued payroll and benefits	588,772	400,273
Income taxes payable	10,249	54,680
Current portion of long-term debt	—	64,910
Total current liabilities	4,214,929	3,967,033

Long-term debt	2,452,325	2,448,175
Non-current operating lease liabilities	2,539,297	2,621,594
Other long-term liabilities	236,013	268,558
Deferred income taxes	137,642	121,867

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.01 per share	3,517	3,565
Authorized 1,000,000,000 shares
Issued and outstanding 351,720,000 and
356,503,000 shares, respectively
Additional paid-in capital	1,717,530	1,579,824
Treasury stock	(535,895)	(478,550)
Retained earnings	2,874,898	2,185,801
Total stockholders’ equity	4,060,050	3,290,640
Total liabilities and stockholders’ equity	$13,640,256	$12,717,867
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at February 2, 2019	368,242	$3,682	$1,375,965	$(372,663)	$2,298,762	$3,305,746
Net earnings	—	—	—	—	1,660,928	1,660,928
Cumulative effect of adoption of
accounting standard (leases), net	—	—	—	—	(19,614)	(19,614)
Common stock issued under stock plans,
net of shares used for tax withholding	793	8	22,201	(60,665)	—	(38,456)
Stock-based compensation	—	—	95,438	—	—	95,438
Common stock repurchased	(12,260)	(122)	(35,297)	—	(1,239,581)	(1,275,000)
Dividends declared ($1.020 per share)	—	—	—	—	(369,793)	(369,793)
Balance at February 1, 2020	356,775	$3,568	$1,458,307	$(433,328)	$2,330,702	$3,359,249
Net earnings	—	—	—	—	85,382	85,382
Common stock issued under stock plans,
net of shares used for tax withholding	899	9	23,525	(45,222)	—	(21,688)
Stock-based compensation	—	—	101,568	—	—	101,568
Common stock repurchased	(1,171)	(12)	(3,576)	—	(128,879)	(132,467)
Dividends declared ($0.285 per share)	—	—	—	—	(101,404)	(101,404)
Balance at January 30, 2021	356,503	$3,565	$1,579,824	$(478,550)	$2,185,801	$3,290,640
Net earnings	—	—	—	—	1,722,589	1,722,589
Common stock issued under stock plans,
net of shares used for tax withholding	905	9	25,060	(57,345)	—	(32,276)
Stock-based compensation	—	—	134,217	—	—	134,217
Common stock repurchased	(5,688)	(57)	(21,571)	—	(628,369)	(649,997)
Dividends declared ($1.140 per share)	—	—	—	—	(405,123)	(405,123)
Balance at January 29, 2022	351,720	$3,517	$1,717,530	$(535,895)	$2,874,898	$4,060,050
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
($000)	January 29, 2022	January 30, 2021	February 1, 2020
Cash Flows From Operating Activities
Net earnings	$1,722,589	$85,382	$1,660,928
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	360,664	364,245	350,892
Loss on early extinguishment of debt	—	239,953	—
Stock-based compensation	134,217	101,568	95,438
Deferred income taxes	15,775	(27,812)	32,009
Change in assets and liabilities:
Merchandise inventory	(753,291)	323,357	(81,897)
Other current assets	1,420	(39,406)	(10,315)
Accounts payable	135,311	938,837	114,153
Other current liabilities	198,595	171,444	30,513
Income taxes	(44,579)	39,806	(35,239)
Operating lease assets and liabilities, net	7,647	13,669	15,631
Other long-term, net	(39,499)	34,890	(567)
Net cash provided by operating activities	1,738,849	2,245,933	2,171,546

Cash Flows From Investing Activities
Additions to property and equipment	(557,840)	(405,433)	(555,483)
Proceeds from investments	—	—	517
Net cash used in investing activities	(557,840)	(405,433)	(554,966)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	25,069	23,534	22,209
Treasury stock purchased	(57,345)	(45,222)	(60,665)
Repurchase of common stock	(649,997)	(132,467)	(1,275,000)
Dividends paid	(405,123)	(101,404)	(369,793)
Net proceeds from issuance of short-term debt	—	805,601	—
Payments of short-term debt	—	(805,601)	—
Net proceeds from issuance of long-term debt	—	2,965,115	—
Payments of long-term debt	(65,000)	(775,009)	—
Payments of debt extinguishment and debt issuance costs	—	(232,688)	—
Net cash (used in) provided by financing activities	(1,152,396)	1,701,859	(1,683,249)

Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	28,613	3,542,359	(66,669)

Cash and cash equivalents, and restricted cash and cash equivalents:
Beginning of year	4,953,769	1,411,410	1,478,079
End of year	$4,982,382	$4,953,769	$1,411,410

Supplemental Cash Flow Disclosures
Interest paid	$84,331	$72,471	$12,682
Income taxes paid	$564,755	$8,921	$506,591

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2021, the Company operated 1,628 Ross Dress for Less® (“Ross”) locations in 40 states, the District of Columbia, and Guam, and 295 dd’s DISCOUNTS® stores in 21 states. The Ross and dd’s DISCOUNTS stores are supported by the Company’s headquarters, buying offices, and its network of distribution centers/warehouses.

Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020 are referred to as fiscal 2021, fiscal 2020, and fiscal 2019, respectively, and were 52-week years.

Use of accounting estimates. The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include valuation reserves for inventory, packaway and other inventory carrying costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and legal claims. The uncertainties and impacts from the ongoing COVID-19 pandemic increase the challenge of making these estimates; actual results could differ materially from the Company’s estimates.

Purchase obligations. As of January 29, 2022, the Company had purchase obligations of approximately $5.0 billion. These purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less.

Restricted cash, cash equivalents, and investments. Restricted cash, cash equivalents, and investments serve as collateral for certain insurance obligations and has also served as collateral for certain trade payable obligations of the Company. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The classification between current and long-term is based on the timing of expected payments of the obligations.

The following table provides a reconciliation of cash, cash equivalents, restricted cash and cash equivalents in the Consolidated Balance Sheets that reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

($000)	2021	2020	2019
Cash and cash equivalents	$4,922,365	$4,819,293	$1,351,205
Restricted cash and cash equivalents included in:
Prepaid expenses and other	11,403	85,711	10,235
Other long-term assets	48,614	48,765	49,970
Total restricted cash and cash equivalents	60,017	134,476	60,205
Total cash and cash equivalents, and restricted cash and cash equivalents	$4,982,382	$4,953,769	$1,411,410

The Company had no restricted investments as of January 29, 2022, January 30, 2021, and February 1, 2020.

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. See Note B and Note D for additional fair value information.

Cash and cash equivalents were $4,922.4 million and $4,819.3 million, at January 29, 2022 and January 30, 2021, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted-average basis) or net realizable value. The Company purchases inventory that can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. The timing of the release of packaway inventory to the stores is principally driven by the product mix and seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Merchandise inventory includes acquisition, transportation, processing, and storage costs related to packaway inventory. The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts.

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

Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three years to 12 years for equipment, 20 years to 40 years for land improvements and buildings, and three years to seven years for computer software costs incurred in developing or obtaining software for internal use. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Depreciation and amortization expense on property and equipment was $360.7 million, $364.2 million, and $350.9 million for fiscal 2021, 2020, and 2019, respectively. The Company capitalizes interest during the construction period of facilities and during the development and implementation phase of software projects. Interest capitalized was $14.5 million, $12.3 million, and $4.4 million in fiscal 2021, 2020, and 2019, respectively. As of January 29, 2022, January 30, 2021, and February 1, 2020 the Company had $47.3 million, $56.2 million, and $40.3 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term assets. Other long-term assets as of January 29, 2022 and January 30, 2021 consisted of the following:

($000)	2021	2020
Deferred compensation (Note B)	$163,891	$159,116
Restricted cash and cash equivalents	48,614	48,765
Other	28,776	22,180
Total	$241,281	$230,061

Impairment of long-lived assets. Property and other long-term assets that are subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted future cash flows. For stores that are closed, the Company records an impairment charge, if appropriate, or accelerates depreciation over the revised useful life of the asset. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. No material impairment charges were recorded during fiscal 2021, 2020, and 2019.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $99.1 million and $63.5 million at January 29, 2022 and January 30, 2021, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of January 29, 2022 and January 30, 2021 consisted of the following:

($000)	2021	2020
Workers’ compensation	$83,771	$83,900
General liability	45,589	42,575
Medical plans	7,660	7,727
Total	$137,020	$134,202

Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits, and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term liabilities. Other long-term liabilities as of January 29, 2022 and January 30, 2021 consisted of the following:

($000)	2021	2020
Income taxes (Note F)	$65,359	$65,507
Deferred compensation (Note G)	163,891	159,116
Deferred social security taxes	—	36,701
Other	6,763	7,234
Total	$236,013	$268,558

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

Revenue recognition. The Company recognizes revenue at the point of sale, net of sales taxes collected and an allowance for estimated future returns as required by ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). The Company recognizes allowances for estimated sales returns on a gross basis as a reduction to sales. The asset recorded for the expected recovery of merchandise inventory was $10.5 million, $10.7 million, and $10.7 million and the liability recorded for the refund due to the customer was $20.3 million, $21.2 million, and $20.9 million as of January 29, 2022, January 30, 2021, and February 1, 2020, respectively. Sales taxes collected that are outstanding and the allowance for estimated future returns are included in Accrued expenses and other and the asset for expected recovery of merchandise is included in Prepaid expenses and other in the Consolidated Balance Sheets.

Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. As a result of adopting ASC 606, breakage is estimated and recognized as revenue based upon the historical pattern of customer redemptions. Breakage was not material to the consolidated financial statements in fiscal 2021, 2020, and 2019.

The following sales mix table disaggregates revenue by merchandise category for fiscal 2021, 2020, and 2019:

	2021	[1]	2020	2019
Home Accents and Bed and Bath	26%		28%	25%
Ladies	25%		23%	26%
Men’s	14%		14%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%		14%	13%
Shoes	12%		12%	13%
Children’s	9%		9%	9%
Total	100%		100%	100%

Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2021, 2020, and 2019 were $65.1 million, $42.5 million, and $74.0 million, respectively.

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

In fiscal 2021, 2020, and 2019 there were 3,500, 79,500, and 27,400 weighted-average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2021
Shares	351,496	2,238	353,734
Amount	$4.90	$(0.03)	$4.87
2020
Shares	352,392	2,227	354,619
Amount	$0.24	$—	$0.24
2019
Shares	358,462	2,720	361,182
Amount	$4.63	$(0.03)	$4.60

Comprehensive income. Comprehensive income includes net earnings and components of other comprehensive income (loss), net of tax, consisting of unrealized investment gains or losses.

Recently issued accounting standards. In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance, and the effect of government assistance on an entity’s financial statements. The guidance in this Update will be effective for the Company for its fiscal 2022 Form 10-K, with early application of the amendments permitted. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

Note B: Fair Value Measurements

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

The fair value of the Company’s financial instruments as of January 29, 2022 and January 30, 2021 are as follows:

($000)	2021	2020
Cash and cash equivalents (Level 1)	$4,922,365	$4,819,293

Restricted cash and cash equivalents (Level 1)	$60,017	$134,476

The underlying assets in the Company’s non-qualified deferred compensation program as of January 29, 2022 and January 30, 2021 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	2021	2020
Level 1	$163,891	$159,116

Note C: Management Incentive Plan and Stock-Based Compensation

The Company has incentive compensation programs which provide cash incentive bonuses and performance share awards to key management and employees based on Company and individual performance.

For fiscal 2021, the Compensation Committee of the Board of Directors established the performance measures for determining incentive compensation amounts based on a combination of profitability-based performance goals and the attainment of specific management priorities related to business challenges from the COVID-19 pandemic, as measured and approved by the Compensation Committee. As of January 29, 2022, the Company has established an accrual for this incentive compensation based on its attainment of the profitability-based performance goals and the Compensation Committee’s assessment of achievement of the specific business priorities.

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

For fiscal 2021, 2020, and 2019, the Company recognized stock-based compensation expense as follows:

($000)	2021	2020	2019
Restricted stock	$72,210	$66,908	$54,975
Performance awards	57,582	30,506	36,542
ESPP	4,425	4,154	3,921
Total	$134,217	$101,568	$95,438

Capitalized stock-based compensation cost was not significant in any year.

At January 29, 2022, the Company had one active stock-based compensation plan, which is further described in Note H. The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Total stock-based compensation recognized in the Company’s Consolidated Statements of Earnings for fiscal 2021, 2020, and 2019 is as follows:

Statements of Earnings Classification ($000)	2021	2020	2019
Cost of goods sold	$66,500	$52,267	$54,265
Selling, general and administrative	67,717	49,301	41,173
Total	$134,217	$101,568	$95,438

The tax benefits related to stock-based compensation expense for fiscal 2021, 2020, and 2019 were $25.6 million, $20.6 million, and $18.5 million, respectively.

Note D: Debt

Long-term debt. Unsecured senior debt, net of unamortized discounts and debt issuance costs, as of January 29, 2022 and January 30, 2021 consisted of the following:

($000)	2021	2020
6.530% Series B Senior Notes due 2021	$—	$64,910
3.375% Senior Notes due 2024	248,808	248,365
4.600% Senior Notes due 2025	695,888	694,624
0.875% Senior Notes due 2026	494,814	493,595
4.700% Senior Notes due 2027	239,470	239,049
4.800% Senior Notes due 2030	132,431	132,262
1.875% Senior Notes due 2031	494,691	494,132
5.450% Senior Notes due 2050	146,223	146,148
Total long-term debt	$2,452,325	$2,513,085

Less: current portion	—	64,910
Total due beyond one year	$2,452,325	$2,448,175

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

In December 2021, the Company repaid at maturity the $65 million principal amount of the Series B 6.530% unsecured Senior Notes.

As of January 29, 2022, the Company also had outstanding unsecured 3.375% Senior Notes due September 2024 (the “2024 Notes”) with an aggregate principal amount of $250 million. Interest on the 2024 Notes is payable semi-annually.

As of January 29, 2022 and January 30, 2021, total unamortized discount and debt issuance costs were $22.7 million and $26.9 million, respectively, and were classified as a reduction of long-term debt.

All of the Senior Notes are subject to prepayment penalties for early payment of principal.

As of January 29, 2022, the aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.6 billion. As of January 30, 2021, the aggregate fair value of the eight then outstanding series of Senior Notes was approximately $2.8 billion. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The following table shows scheduled annual principal payments on long-term debt:

($000)
2022	$—
2023	$—
2024	$250,000
2025	$700,000
2026	$500,000
Thereafter	$1,024,991

The table below shows the components of interest expense and income for fiscal 2021, 2020, and 2019:

($000)	2021	2020	2019
Interest expense on long-term debt	$88,286	$88,544	$13,139
Interest expense on short-term debt	—	7,863	—
Other interest expense	1,351	3,908	968
Capitalized interest	(14,476)	(12,251)	(4,367)
Interest income	(833)	(4,651)	(27,846)
Interest expense (income), net	$74,328	$83,413	$(18,106)

Revolving credit facilities. As of January 29, 2022, the Company's $800 million unsecured revolving credit facility was scheduled to expire in July 2024, and contained a $300 million sublimit for issuance of standby letters of credit. The facility also contained an option allowing the Company to increase the size of its credit facility by up to an additional $300 million, with the agreement of the lenders. Interest on borrowings under this facility was based on LIBOR (or an alternate benchmark rate, if LIBOR was no longer available) plus an applicable margin and was payable quarterly and upon maturity. The revolving credit facility could have been extended, at the Company’s option, for up to two additional one year periods, subject to customary conditions.

In March 2020, the Company borrowed $800 million available under its revolving credit facility. Interest on the loan was based on LIBOR plus 0.875% (or 1.76%).

In May 2020, the Company amended its $800 million unsecured revolving credit facility to temporarily suspend, for the second and third quarters of fiscal 2020, the Consolidated Adjusted Debt to EBITDAR ratio financial covenant, and to apply a transitional modification to that ratio, effective in the fourth quarter of fiscal 2020. As of January 29, 2022, the Company was in compliance with this amended covenant.

In October 2020, the Company repaid in full the $800 million it borrowed under the unsecured revolving credit facility. The Company had no borrowings or standby letters of credit outstanding under this facility as of January 29, 2022, and the $800 million credit facility remained in place and available.

In May 2020, the Company also entered into an additional $500 million 364-day senior revolving credit facility which was scheduled to expire in April 2021. In October 2020, the Company terminated this senior revolving credit facility. The Company had no borrowings under that credit facility at any time.

In February 2022 (the “Effective Date”), the Company entered into a new, $1.3 billion senior unsecured revolving Credit Agreement (the “2022 Credit Facility”). The 2022 Credit Facility replaces the Company’s previous $800 million unsecured revolving credit facility, which was entered into in July 2019 (the “Prior Credit Facility”). The 2022 Credit Facility expires in February 2027, and may be extended, at the Company's option, for up to two additional one year periods, subject to customary conditions. The new facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing the Company to increase the size of its credit facility by up to an additional $700 million, with the agreement of the committing lenders. The interest rate on borrowings under the 2022 Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin, and is payable quarterly and upon maturity. The 2022 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant, effective the first quarter of fiscal 2022.

On the Effective Date, the Prior Credit Facility was terminated and was replaced by the new 2022 Credit Facility.

Standby letters of credit and collateral trust. The Company uses standby letters of credit outside of its revolving credit facility in addition to a funded trust to collateralize some of its insurance obligations. The Company has also used standby letters of credit outside of its revolving credit facility to collateralize some of its trade payable obligations. As of January 29, 2022 and January 30, 2021, the Company had $3.3 million and $15.3 million, respectively, in standby letters of credit and $56.7 million and $56.1 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. The Company had $19.3 million and $16.3 million in trade letters of credit outstanding at January 29, 2022 and January 30, 2021, respectively.

Note E: Leases

The Company currently leases all but two of its store locations with original, non-cancelable terms that in general range from three years to ten years. Store leases typically contain provisions for three to four renewal options of five years each. The exercise of lease renewal options is at the sole discretion of the Company. Most store leases also provide for minimum annual rentals and for payment of variable lease costs. In addition, some store leases also have provisions for additional rent based on a percentage of sales (“percentage rent”) and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual guarantees or material restrictive covenants. The Company does not have any financing leases.

The Company leases 15 distribution/warehouse facilities with expiration dates ranging from 2023 to 2029, and all contain renewal provisions. The Company also leases office space for its Los Angeles and Boston buying offices. The lease term for these facilities expire in 2022 and 2024, respectively. The Los Angeles buying office facility contains renewal provisions. In addition, the Company has a ground lease related to its New York buying office.

The following table presents net operating lease cost included in the Consolidated Statement of Earnings for fiscal 2021, 2020, and 2019:

($000)	2021	2020	2019
Operating lease cost[1]	$687,187	$669,339	$639,545
Variable lease costs[2]	194,112	172,036	174,438
Net lease cost[3]	$881,299	$841,375	$813,983

[1] Net of sublease income which was immaterial.
[2] Includes property and rent taxes, insurance, common area maintenance, percentage rent, and rent abatements negotiated due to the COVID-19 pandemic.
[3] Excludes short-term lease costs which were immaterial.

The maturity of operating lease liabilities, including the ground lease related to the New York buying office as of January 29, 2022, are as follows:

($000)	Operating Leases[1]
2022	$658,639
2023	671,450
2024	560,052
2025	455,883
2026	340,980
Thereafter	1,462,855
Total lease payments	$4,149,859
Less: interest	980,045
Present value of lease liabilities	$3,169,814
Less: current operating lease liabilities	630,517
Non-current operating lease liabilities	$2,539,297

[1] Operating leases exclude $253.2 million of minimum lease payments for leases signed that have not yet commenced.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases as of January 29, 2022 and January 30, 2021 are as follows:

	2021	2020
Weighted-average remaining lease term (years):
Including the long-term ground lease related to the New York buying office	10.2	10.4
Excluding the long-term ground lease related to the New York buying office	5.6	5.9

Weighted-average discount rate:
Including the long-term ground lease related to the New York buying office	3.2%	3.4%
Excluding the long-term ground lease related to the New York buying office	2.8%	3.0%

The following table presents cash paid for amounts included in the measurement of operating lease liabilities and operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) for fiscal 2021, 2020, and 2019:

($000)	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$745,110	$554,620	$608,565
Operating lease assets obtained in exchange for new operating lease liabilities[1]	$545,401	$610,552	$739,326

[1] Includes new leases and remeasurements or modifications of existing leases.

Note F: Taxes on Earnings

The provision for income taxes consisted of the following:

($000)	2021	2020	2019
Current
Federal	$442,152	$44,164	$414,823
State	78,024	4,563	56,528
	520,176	48,727	471,351
Deferred
Federal	21,103	(27,487)	28,244
State	(5,328)	(325)	3,765
	15,775	(27,812)	32,009
Total	$535,951	$20,915	$503,360

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2021	2020	2019
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	3.2%	4.1%	3.2%
Hiring tax credits	(0.5)%	(5.4)%	(0.4)%
Tax audit settlements	—%	—%	(0.5)%
Total	23.7%	19.7%	23.3%

Certain items in the prior years have been reclassified to conform to current year’s presentation.

In fiscal 2019, the Company resolved uncertain tax positions with a state tax authority. As a result, the Company recognized a tax benefit of approximately $10.0 million in the Consolidated Statement of Earnings.

The components of deferred taxes at January 29, 2022 and January 30, 2021 are as follows:

($000)	2021	2020
Deferred Tax Assets
Accrued liabilities	$34,211	$30,415
Deferred compensation	38,685	34,545
Stock-based compensation	45,840	39,302
State taxes and credits	18,501	10,926
Employee benefits	28,430	37,779
Operating lease liabilities	801,186	829,946
Other	9,632	6,239
Gross Deferred Tax Assets	976,485	989,152
Less: Valuation allowance	(1,931)	(4,089)
Deferred Tax Assets	974,554	985,063

Deferred Tax Liabilities
Depreciation	(293,065)	(285,161)
Merchandise inventory	(27,699)	(25,434)
Supplies	(12,280)	(11,589)
Operating lease assets	(764,557)	(775,183)
Other	(14,595)	(9,563)
Deferred Tax Liabilities	(1,112,196)	(1,106,930)
Net Deferred Tax Liabilities	$(137,642)	$(121,867)

At the end of fiscal 2021 and 2020, the Company’s state tax credit carryforwards for income tax purposes were approximately $12.0 million and $13.7 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2022. The Company has provided a valuation allowance of $1.9 million as of the end of fiscal 2021 for deferred tax assets related to state tax credits that are not expected to be realized.

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2021, 2020, and 2019 are as follows:

($000)	2021	2020	2019
Unrecognized tax benefits - beginning of year	$60,240	$59,887	$65,787
Gross increases:
Tax positions in current period	10,381	12,310	13,864
Tax positions in prior period	1,494	2,860	2,672
Gross decreases:
Tax positions in prior periods	(1,795)	(2,624)	(9,559)
Lapse of statutes of limitations	(9,757)	(9,861)	(8,653)
Settlements	(16)	(2,332)	(4,224)
Unrecognized tax benefits - end of year	$60,547	$60,240	$59,887

At the end of fiscal 2021, 2020, and 2019, the reserves for unrecognized tax benefits were $68.1 million, $67.9 million, and $67.1 million inclusive of $7.6 million, $7.7 million, and $7.2 million of related reserves for interest and penalties, respectively. In fiscal 2019, the Company resolved uncertain tax positions with a state tax authority. As a result, the Company recognized a decrease in reserves for tax positions in prior periods of $16.2 million, inclusive of $6.6 million of related reserves for interest and penalties. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $54.6 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $10.1 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2018 through 2021. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2017 through 2021. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $23.6 million, $20.8 million, and $19.2 million in fiscal 2021, 2020, and 2019, respectively.

The Company also makes available to management a Non-qualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $163.9 million and $159.1 million at January 29, 2022 and January 30, 2021, respectively, of long-term plan investments, at market value, set aside or designated for the Non-qualified Deferred Compensation Plan (See Note B). Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $163.9 million and $159.1 million at January 29, 2022 and January 30, 2021, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.

In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $15.5 million and $8.9 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021, respectively.

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

In May 2021, the Company's Board of Directors authorized a program to repurchase up to $1.5 billion of the Company's common stock through fiscal 2022, with plans to buy back $650 million in fiscal 2021 and $850 million in fiscal 2022.

In March 2022, the Company's Board of Directors approved a new two-year program to repurchase up to $1.9 billion of the Company's common stock through fiscal 2023. This new program replaces the previous $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time the Company had repurchased $650 million under the $1.5 billion program).

The following table summarizes the Company’s stock repurchase activity in fiscal 2021, 2020, and 2019:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)
2021	5.7	$114.29	$650
2020	1.2	$113.10	$132
2019	12.3	$103.99	$1,275

Preferred stock. The Company has 4.0 million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Dividends. On March 1, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.310 per common share, payable on March 31, 2022. The Company's Board of Directors declared cash dividends of $0.285 per common share in March, May, August, and November 2021. The Company’s Board of Directors declared a cash dividend of $0.285 per common share in March 2020. In May 2020, the Company temporarily suspended its quarterly dividends, due to the economic uncertainty stemming from the COVID-19 pandemic. The Company’s Board of Directors declared cash dividends of $0.255 per common share in March, May, August, and November 2019.

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

The 2017 Plan has an initial share reserve of 12.0 million shares of the Company’s common stock which can be increased by a maximum of 5.5 million shares from certain expired, withheld, or forfeited shares from the 2017 Plan or the Predecessor Plan. The 2017 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of January 29, 2022, there were 9.3 million shares available for grant under the 2017 Plan.

A summary of restricted stock and performance share award activity for fiscal 2021 is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at January 30, 2021	4,230	$85.15
Awarded	1,521	120.03
Released	(1,229)	75.76
Forfeited	(144)	96.14
Unvested at January 29, 2022	4,378	$99.58

The market value of shares of restricted stock and performance shares at the date of grant is amortized to expense over the vesting period of generally three years to five years. The unamortized compensation expense at January 29, 2022 and January 30, 2021 was $181.8 million and $161.3 million, respectively, which is expected to be recognized over a weighted-average remaining period of 1.8 years and 1.9 years, respectively. Intrinsic value for restricted stock, defined as the closing market value on the last business day of fiscal year 2021 (or $95.77), was $419.3 million. A total of 9.3 million, 10.2 million, and 10.7 million shares were available for new restricted stock awards at the end of fiscal 2021, 2020, and 2019, respectively. During fiscal 2021, 2020, and 2019, shares purchased by the Company for tax withholding totaled 0.5 million, 0.5 million, and 0.6 million shares, respectively, and are considered treasury shares which are available for reissuance. As of January 29, 2022 and January 30, 2021, the Company held 14.8 million and 14.3 million shares of treasury stock, respectively.

Performance share awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock on a specified settlement date based on the Company’s attainment of a performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock then vests over a service period, generally two years to three years from the date the performance award was granted. The Company issued approximately 626,000, 380,000, and 414,000 shares in settlement of the fiscal 2021, 2020, and 2019 awards.

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

During fiscal 2021, 2020, and 2019, employees purchased approximately 0.3 million, 0.3 million, and 0.3 million shares, respectively, of the Company’s common stock under the plan at weighted-average per share prices of $99.07, $81.45, and $88.45, respectively. Through January 29, 2022, approximately 40.7 million shares had been issued under this plan and 4.2 million shares remained available for future issuance.

Note I: Related Party Transactions

The Company has a consulting agreement with Norman Ferber, its former Chairman Emeritus of the Board of Directors, under which the Company paid him $1.8 million, $2.1 million, and $2.1 million in fiscal 2021, 2020, and 2019, respectively. In addition, the agreement provides for administrative support and health and other benefits for him and his dependents, which totaled approximately $0.4 million, $0.4 million, and $0.4 million in fiscal 2021, 2020, and 2019, respectively, along with amounts to cover premiums through May 2022 on a life insurance policy with a death benefit of $2.0 million. Mr. Ferber’s current consulting agreement paid him an annual consulting fee of $2.3 million from May 31, 2020 through May 31, 2021 and pays him $1.6 million from June 1, 2021 through May 31, 2022. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.

Robert Ferber, the son of Norman Ferber, is a Vice President, Divisional Merchandise Manager with the Company. The Company paid Robert Ferber compensation including salary and bonus of approximately $254,000, $248,000, and $209,000 in fiscal 2021, 2020, and 2019, respectively.

Note J: Litigation, Claims, and Assessments

Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations of wage and hour laws and consumer protection laws. Class/representative action litigation remains pending as of January 29, 2022.

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

To the Stockholders and the Board of Directors of Ross Stores, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

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
March 29, 2022

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 29, 2022.

Our internal control over financial reporting as of January 29, 2022 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 29, 2022, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K is incorporated herein by reference to the sections entitled “Executive Officers of the Registrant” at the end of Part I of this report; and to the sections of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 18, 2022 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 29, 2022:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights		(b) Weighted-average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))[1]
Equity compensation plans
approved by security holders	625	²	—	13,523	[3]
Equity compensation plans not
approved by security holders	—		—	—
Total	625		—	13,523

[1] After approval by stockholders of the 2017 Equity Incentive Plan in May 2017, any shares remaining available for grant in the share reserves of the 2008 Equity Incentive Plan were automatically canceled.

[2] Securities include shares underlying outstanding performance share awards where the performance measurement has occurred but that remain unsettled and unissued as of January 29, 2022. The weighted-average exercise price in column (b) does not take these awards into account.

[3] Includes 4.2 million shares reserved for issuance under the Employee Stock Purchase Plan and 9.3 million shares reserved for issuance under the 2017 Equity Incentive Plan.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements, schedules, and exhibits are filed as part of this report or are incorporated herein as indicated:
1. List of Consolidated Financial Statements.
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended January 29, 2022, January 30, 2021, and February 1, 2020.
Consolidated Statements of Comprehensive Income for the years ended January 29, 2022, January 30, 2021, and February 1, 2020.
Consolidated Balance Sheets at January 29, 2022 and January 30, 2021.
Consolidated Statements of Stockholders’ Equity for the years ended January 29, 2022, January 30, 2021, and February 1, 2020.
Consolidated Statements of Cash Flows for the years ended January 29, 2022, January 30, 2021, and February 1, 2020.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm (PCAOB ID: 34).
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Barbara Rentler
Date:	March 29, 2022		Barbara Rentler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Barbara Rentler	Chief Executive Officer, Director	March 29, 2022
Barbara Rentler

/s/Adam Orvos	Executive Vice President and Chief Financial	March 29, 2022
Adam Orvos	Officer, and Principal Accounting Officer

/s/K. Gunnar Bjorklund	Director	March 29, 2022
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 29, 2022
Michael J. Bush

/s/Sharon D. Garrett	Director	March 29, 2022
Sharon D. Garrett

/s/Michael J. Hartshorn	Group President and Chief Operating Officer,	March 29, 2022
Michael J. Hartshorn	Director

/s/Stephen D. Milligan	Director	March 29, 2022
Stephen D. Milligan

/s/Patricia H. Mueller	Director	March 29, 2022
Patricia H. Mueller

/s/George P. Orban	Director	March 29, 2022
George P. Orban

/s/Gregory L. Quesnel	Director	March 29, 2022
Gregory L. Quesnel

/s/Larree M. Renda	Director	March 29, 2022
Larree M. Renda

/s/Doniel N. Sutton	Director	March 29, 2022
Doniel N. Sutton

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

4.4	Form of the 3.375% Senior Notes Due 2024, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores on September 18, 2014.
4.5
Officers’ Certificate, dated as of April 6, 2020, establishing the aggregate amounts, terms and form of the Notes, incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.

4.6	Form of 4.600% Senior Notes Due 2025, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.7	Form of 4.700% Senior Notes Due 2027, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.8	Form of 4.800% Senior Notes Due 2030, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.9	Form of 5.450% Senior Notes Due 2050, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.10
Officers’ Certificate, dated as of October 21, 2020 establishing the aggregate amounts, terms and forms of the Notes., incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.

4.11	Form of the 0.875% Senior Notes Due 2026, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.
4.12	Form of the 1.875% Senior Notes Due 2031, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.

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

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.5 - 10.39)
10.5	Form of Indemnity Agreement for Directors and Executive Officers, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2013.
10.6
Third Amended and Restated Ross Stores, Inc. Non-Qualified Deferred Compensation Plan effective December 31, 2008 (as amended effective January 1, 2015 and October 1, 2017), incorporated by reference to Exhibit 10.3 filed by Ross Stores, Inc. for its fiscal year ended February 3, 2018.

10.7	Second Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.
10.8
Ross Stores, Inc. 2008 Equity Incentive Plan (as amended through May 21, 2014), incorporated by reference to Exhibit 10.18 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.9
Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 filed by Ross Stores, Inc. on May 17, 2017 (Registration No. 333-218052).

10.10	Amended Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.
10.11	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2014.
10.12	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.13	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.14	Form of Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.15	Form of Performance Share Agreement, incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.

10.16	Form of Performance Shares Grant Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.17	Ross Stores, Inc. Notice of Grant of Performance Shares, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2021.
10.18	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.19	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2019.
10.20	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.
10.21	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.
10.22	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2021.
10.23	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2021.
10.24
Employment Agreement effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.25
First Amendment to Employment Agreement between Michael Balmuth and Ross Stores, Inc. dated March 15, 2015, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

10.26
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

10.28
Fourth Amendment to the Employment Agreement effective April 15, 2017 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.

10.29
Fifth Amendment to the Employment Agreement effective July 3, 2018 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2018.

10.30
Sixth Amendment to the Employment Agreement effective November 23, 2018 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2019.

10.31
Seventh Amendment to the Employment Agreement effective July 13, 2019 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 3, 2019.

10.32
Eighth Amendment to the Employment Agreement effective September 24, 2020 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.

10.33
Employment Agreement effective March 16, 2019 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2019.

10.34
Employment Agreement effective March 16, 2021 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2021.

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

10.37
Employment Agreement effective August 16, 2019 between Michael Kobayashi and Ross Stores, Inc., incorporated by reference to Exhibit 10.13 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.

10.38
Employment Agreement effective March 16, 2021 between Travis Marquette and Ross Stores, Inc, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2021.

10.39
Employment Agreement effective October 1, 2021 between Adam Orvos and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 30, 2021.

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