Form 10-Q
period 2022-04-30
ROSS STORES, INC.
filed 2022-06-08
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 13, 2022 was 349,926,401.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except stores and per share data, unaudited)	April 30, 2022	May 1, 2021
Sales	$4,333,100	$4,516,080

Costs and Expenses
Cost of goods sold	3,196,446	3,198,396
Selling, general and administrative	669,496	675,053
Interest expense, net	17,696	19,049
Total costs and expenses	3,883,638	3,892,498

Earnings before taxes	449,462	623,582
Provision for taxes on earnings	111,017	147,103
Net earnings	$338,445	$476,479

Earnings per share
Basic	$0.98	$1.35
Diluted	$0.97	$1.34

Weighted-average shares outstanding (000)
Basic	347,053	352,988
Diluted	348,820	355,367

Store count at end of period	1,951	1,866
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	April 30, 2022	May 1, 2021
Net earnings	$338,445	$476,479

Other comprehensive income	—	—
Comprehensive income	$338,445	$476,479
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Current Assets
Cash and cash equivalents	$4,015,567	$4,922,365	$5,367,006
Accounts receivable	164,071	119,247	167,139
Merchandise inventory	2,673,551	2,262,273	1,697,992
Prepaid expenses and other	194,813	169,291	199,391
Total current assets	7,048,002	7,473,176	7,431,528

Property and Equipment
Land and buildings	1,481,622	1,240,246	1,186,579
Fixtures and equipment	3,547,318	3,425,762	3,242,681
Leasehold improvements	1,353,940	1,332,687	1,271,518
Construction-in-progress	255,329	574,333	449,166
	6,638,209	6,573,028	6,149,944
Less accumulated depreciation and amortization	3,750,283	3,674,501	3,436,071
Property and equipment, net	2,887,926	2,898,527	2,713,873

Operating lease assets	3,057,641	3,027,272	3,004,747
Other long-term assets	240,129	241,281	245,715
Total assets	$13,233,698	$13,640,256	$13,395,863

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,175,350	$2,372,302	$2,574,780
Accrued expenses and other	582,792	613,089	583,399
Current operating lease liabilities	635,799	630,517	599,838
Accrued payroll and benefits	272,760	588,772	323,165
Income taxes payable	89,361	10,249	172,276
Current portion of long-term debt	—	—	64,937
Total current liabilities	3,756,062	4,214,929	4,318,395

Long-term debt	2,453,367	2,452,325	2,449,208
Non-current operating lease liabilities	2,567,286	2,539,297	2,542,358
Other long-term liabilities	236,211	236,013	285,762
Deferred income taxes	166,875	137,642	147,319

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 350,327,000, 351,720,000 and 357,117,000 shares, respectively	3,503	3,517	3,571
Additional paid-in capital	1,749,241	1,717,530	1,614,555
Treasury stock	(574,008)	(535,895)	(525,928)
Retained earnings	2,875,161	2,874,898	2,560,623
Total stockholders’ equity	4,053,897	4,060,050	3,652,821
Total liabilities and stockholders’ equity	$13,233,698	$13,640,256	$13,395,863
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended April 30, 2022

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 29, 2022	351,720	$3,517	$1,717,530	$(535,895)	$2,874,898	$4,060,050
Net earnings	—	—	—	—	338,445	338,445
Common stock issued under stock
plans, net of shares
used for tax withholding	1,131	11	5,906	(38,113)	—	(32,196)
Stock-based compensation	—	—	36,071	—	—	36,071
Common stock repurchased	(2,524)	(25)	(10,266)	—	(229,274)	(239,565)
Dividends declared ($0.310 per share)	—	—	—	—	(108,908)	(108,908)
Balance at April 30, 2022	350,327	$3,503	$1,749,241	$(574,008)	$2,875,161	$4,053,897

	Three Months Ended May 1, 2021

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 30, 2021	356,503	$3,565	$1,579,824	$(478,550)	$2,185,801	$3,290,640
Net earnings	—	—	—	—	476,479	476,479
Common stock issued under stock
plans, net of shares
used for tax withholding	614	6	6,057	(47,378)	—	(41,315)
Stock-based compensation	—	—	28,674	—	—	28,674
Dividends declared ($0.285 per share)	—	—	—	—	(101,657)	(101,657)
Balance at May 1, 2021	357,117	$3,571	$1,614,555	$(525,928)	$2,560,623	$3,652,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	April 30, 2022	May 1, 2021
Cash Flows From Operating Activities
Net earnings	$338,445	$476,479
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	92,108	87,510
Stock-based compensation	36,071	28,674
Deferred income taxes	29,233	25,452
Change in assets and liabilities:
Merchandise inventory	(411,278)	(189,010)
Other current assets	(70,331)	(77,246)
Accounts payable	(189,888)	349,540
Other current liabilities	(325,075)	(71,623)
Income taxes	81,625	121,255
Operating lease assets and liabilities, net	2,902	2,554
Other long-term, net	(79)	(765)
Net cash (used in) provided by operating activities	(416,267)	752,820

Cash Flows From Investing Activities
Additions to property and equipment	(109,848)	(136,937)
Net cash used in investing activities	(109,848)	(136,937)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	5,917	6,063
Treasury stock purchased	(38,113)	(47,378)
Repurchase of common stock	(239,565)	—
Dividends paid	(108,908)	(101,519)
Net cash used in financing activities	(380,669)	(142,834)

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(906,784)	473,049

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,982,382	4,953,769
End of period	$4,075,598	$5,426,818

Supplemental Cash Flow Disclosures
Interest paid	$40,158	$39,929
Income taxes paid	$160	$396
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended April 30, 2022 and May 1, 2021
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of April 30, 2022 and May 1, 2021, the results of operations, comprehensive income, stockholders’ equity, and cash flows for the three month periods ended April 30, 2022 and May 1, 2021. The Condensed Consolidated Balance Sheet as of January 29, 2022, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

The results of operations, comprehensive income, stockholders’ equity, and cash flows for the three month periods ended April 30, 2022 and May 1, 2021 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Use of accounting estimates. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include valuation reserves for inventory, packaway and other inventory carrying costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and legal claims. The uncertainties and impacts from inflation, the Russia-Ukraine conflict, and the ongoing COVID-19 pandemic increase the challenge of making these estimates; actual results could differ materially from the Company’s estimates.

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three month periods ended April 30, 2022 and May 1, 2021:

	Three Months Ended
	April 30, 2022	May 1, 2021
Home Accents and Bed and Bath	26%	27%
Ladies	24%	24%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	14%
Men’s	14%	13%
Shoes	13%	13%
Children’s	9%	9%
Total	100%	100%

Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less.

Restricted cash, cash equivalents, and investments. Restricted cash, cash equivalents, and investments serve as collateral for certain insurance obligations. These restricted funds are invested in bank deposits, money market mutual funds, U.S. Government and agency securities, and corporate securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The classification between current and long-term is based on the timing of expected payments of the obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	April 30, 2022	January 29, 2022	May 1, 2021
Cash and cash equivalents	$4,015,567	$4,922,365	$5,367,006
Restricted cash and cash equivalents included in:
Prepaid expenses and other	11,406	11,403	10,766
Other long-term assets	48,625	48,614	49,046
Total restricted cash and cash equivalents	60,031	60,017	59,812
Total cash and cash equivalents, and restricted cash and cash equivalents	$4,075,598	$4,982,382	$5,426,818
Property and equipment. As of April 30, 2022 and May 1, 2021, the Company had $19.0 million and $10.2 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Operating leases. Supplemental cash flow disclosures related to leases for operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended
($000)	April 30, 2022	May 1, 2021
Operating lease assets obtained in exchange for new operating lease liabilities	$187,845	$69,170

Cash dividends. On May 18, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.310 per common share, payable on June 30, 2022. On March 1, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.310 per common share, payable on March 31, 2022. The Company’s Board of Directors also declared cash dividends of $0.285 per common share in March, May, August, and November 2021, respectively.

Stock repurchase program. In March 2022, the Company's Board of Directors approved a new two-year program to repurchase up to $1.9 billion of the Company's common stock through fiscal 2023. This new program replaces the previous $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time the Company had repurchased $650 million of stock under the $1.5 billion program). The Company repurchased 2.5 million shares of common stock for approximately $239.6 million during the three month period ended April 30, 2022. The Company did not repurchase any shares of common stock for the three month period ended May 1, 2021.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class/representative action litigation remains pending as of April 30, 2022.

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

Recently issued accounting standards. In November 2021, the FASB issued Accounting Standards Update (ASU) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance, and the effect of government assistance on an entity’s financial statements. The guidance in this ASU will be effective for the Company for its fiscal 2022 Form 10-K. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

The fair value of the Company’s financial instruments are as follows:

($000)	April 30, 2022	January 29, 2022	May 1, 2021
Cash and cash equivalents (Level 1)	$4,015,567	$4,922,365	$5,367,006

Restricted cash and cash equivalents (Level 1)	$60,031	$60,017	$59,812

The underlying assets in the Company’s non-qualified deferred compensation program as of April 30, 2022, January 29, 2022, and May 1, 2021 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	April 30, 2022	January 29, 2022	May 1, 2021
Level 1	$161,603	$163,891	$172,999

Note C: Management Incentive Plan and Stock-Based Compensation

The Company has incentive compensation programs which provide cash incentive bonuses and performance share awards to key management and employees based on Company and individual performance.

For fiscal 2022, the Compensation Committee of the Board of Directors established the performance measures for determining cash incentive bonuses and performance share awards based on profitability-based performance goals. As of April 30, 2022, the Company has established an accrual for this incentive compensation based on its forecasted attainment of the profitability-based performance goals.

For fiscal 2021, the Compensation Committee of the Board of Directors established the performance measures for determining cash incentive bonuses and performance share awards based on profitability-based performance goals and the attainment of specific management priorities related to business challenges from the COVID-19 pandemic, as measured and approved by the Compensation Committee.

Stock-based compensation. For the three month periods ended April 30, 2022 and May 1, 2021, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	April 30, 2022	May 1, 2021
Restricted stock	$20,213	$18,589
Performance awards	14,813	9,014
Employee stock purchase plan	1,045	1,071
Total	$36,071	$28,674

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three month periods ended April 30, 2022 and May 1, 2021, is as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	April 30, 2022	May 1, 2021
Cost of goods sold	$18,546	$14,672
Selling, general and administrative	17,525	14,002
Total	$36,071	$28,674

The tax benefits related to stock-based compensation expense for the three month periods ended April 30, 2022 and May 1, 2021 were $7.4 million and $5.3 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three month periods ended April 30, 2022 and May 1, 2021, shares purchased by the Company for tax withholding totaled 408,465 and 386,966 respectively, and are considered treasury shares which are available for reissuance.

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

As of April 30, 2022, shares related to unvested restricted stock, restricted stock units, and performance share awards totaled 4.6 million shares. A summary of restricted stock, restricted stock units, and performance share award activity for the three month period ended April 30, 2022, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at January 29, 2022	4,378	$99.58
Awarded	1,335	89.00
Released	(1,072)	89.63
Forfeited	(25)	102.89
Unvested at April 30, 2022	4,616	98.82

The unamortized compensation expense at April 30, 2022 was $261.6 million, which is expected to be recognized over a weighted-average remaining period of 2.4 years. The unamortized compensation expense at May 1, 2021, was $223.1 million, which was expected to be recognized over a weighted-average remaining period of 2.4 years.

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

Note D: Earnings Per Share

The Company computes and reports both basic earnings per share (“EPS”) and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period, except in cases where the effect of the common stock equivalents would be anti-dilutive. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards and unvested shares of both performance and non-performance based awards of restricted stock and restricted stock units.

For the three month periods ended April 30, 2022 and May 1, 2021, approximately 677,000 and 17,400 weighted-average shares were excluded from the calculation of diluted EPS, respectively, because their effect would have been anti-dilutive for the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
April 30, 2022
Shares	347,053	1,767	348,820
Amount	$0.98	$(0.01)	$0.97

May 1, 2021
Shares	352,988	2,379	355,367
Amount	$1.35	$(0.01)	$1.34

Note E: Debt

Long-term debt. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	April 30, 2022	January 29, 2022	May 1, 2021
6.530% Series B Senior Notes due 2021	$—	$—	$64,937
3.375% Senior Notes due 2024	248,920	248,808	248,476
4.600% Senior Notes due 2025	696,205	695,888	694,940
0.875% Senior Notes due 2026	495,119	494,814	493,898
4.700% Senior Notes due 2027	239,577	239,470	239,153
4.800% Senior Notes due 2030	132,473	132,431	132,304
1.875% Senior Notes due 2031	494,831	494,691	494,271
5.450% Senior Notes due 2050	146,242	146,223	146,166
Total long-term debt	$2,453,367	$2,452,325	$2,514,145

Less: current portion	—	—	64,937
Total due beyond one year	$2,453,367	$2,452,325	$2,449,208

As of April 30, 2022, January 29, 2022, and May 1, 2021, total unamortized discount and debt issuance costs were $21.6 million, $22.7 million, and $25.8 million, respectively, and were classified as a reduction of Long-term debt.

As of April 30, 2022 and January 29, 2022 the aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.4 billion and $2.6 billion, respectively. As of May 1, 2021 the aggregate fair value of the eight then outstanding series of Senior Notes was approximately $2.7 billion. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

See Note E: Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for additional information regarding the terms of our unsecured senior notes.

Revolving credit facilities. In February 2022, the Company entered into a new, $1.3 billion senior unsecured revolving Credit Agreement (the “2022 Credit Facility”), which replaced its previous $800 million unsecured revolving credit facility. The 2022 Credit Facility expires in February 2027, and may be extended, at the Company's request and with the consent of the lenders, for up to two additional one year periods, subject to customary conditions. The new facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing the Company to increase the size of its credit facility by up to an additional $700 million, with the agreement of the committing lenders. The interest rate on borrowings under the 2022 Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin, and is payable quarterly and upon maturity. The 2022 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant, effective the first quarter of fiscal 2022. As of April 30, 2022, the Company was in compliance with this financial covenant.

As of April 30, 2022, the Company has no borrowings or standby letters of credit outstanding under the 2022 Credit Facility and the $1.3 billion credit facility remains in place and available.

The table below shows the components of interest expense and income for the three month periods ended April 30, 2022 and May 1, 2021:

	Three Months Ended
($000)	April 30, 2022	May 1, 2021
Interest expense on long-term debt	$21,154	$22,194
Other interest expense	388	330
Capitalized interest	(2,651)	(3,239)
Interest income	(1,195)	(236)
Interest expense, net	$17,696	$19,049

Note F: Taxes on Earnings

The Company’s effective tax rates for the three month periods ended April 30, 2022 and May 1, 2021, were approximately 25% and 24%, respectively. The increase in the effective tax rate of 1% for the three month period ended April 30, 2022 compared to the three month period ended May 1, 2021 was primarily due to the tax effects associated with stock-based compensation. The Company's effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

As of April 30, 2022, January 29, 2022, and May 1, 2021, the reserves for unrecognized tax benefits were $70.7 million, $68.1 million, and $71.7 million, inclusive of $8.2 million, $7.6 million, and $8.7 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $56.6 million would impact the Company’s effective tax rate. It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $15.8 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of April 30, 2022 and May 1, 2021, the related condensed consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the three month periods ended April 30, 2022 and May 1, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 29, 2022, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 8, 2022

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption “Forward-Looking Statements” and also those in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for 2021. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for 2021. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,648 locations in 40 states, the District of Columbia, and Guam as of April 30, 2022. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 303 dd’s DISCOUNTS stores in 21 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

Sales underperformed in the first quarter. The recent and current external environment has also proven extremely challenging as the Russia-Ukraine conflict has exacerbated inflationary pressures on the consumer not seen in 40 years. During the quarter, we experienced the deleveraging effects from a comparable store sales decline of 7% after the robust 13% gain in the first quarter of 2021 (versus 2019), combined with ongoing headwinds from higher freight and wage costs that began rising in the second half of 2021. These factors resulted in diluted earnings per share of $0.97 (which included approximately $0.06 of favorable timing of expenses) in the first quarter of fiscal 2022, compared to $1.34 per share in the first quarter of fiscal 2021. We expect higher freight costs, distribution expenses, and wages to continue through fiscal 2022.

There remains significant uncertainty in the current macro-economic environment, driven by inflation and the contributing impacts from the Russia-Ukraine conflict, and ongoing industry-wide supply chain congestion. These factors impact both consumer demand and many of the costs in our business. In addition, there continues to be uncertainty surrounding the COVID-19 pandemic, including its unknown duration, the potential for future resurgences and new virus variants, its potential impact on consumer behavior and shopping patterns, and the potential adverse impact on our business.

The following table summarizes the financial results for the three month periods ended April 30, 2022 and May 1, 2021:

	Three Months Ended
	April 30, 2022		May 1, 2021
Sales
Sales (millions)	$4,333		$4,516
Comparable store sales (decline) growth	(7%)	[1]	13%	[2]

Costs and expenses (as a percent of sales)
Cost of goods sold	73.8%		70.8%
Selling, general and administrative	15.4%		15.0%
Interest expense, net	0.4%		0.4%

Earnings before taxes (as a percent of sales)	10.4%		13.8%

Net earnings (as a percent of sales)	7.8%		10.6%
[1] Amount shown is for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 for stores that have been open for more than 14 complete months.
[2] Amount shown is for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2019. Comparable store sales for this purpose represents sales from stores that were open at the end of fiscal 2018, plus new stores opened in fiscal 2019, less stores closed in fiscal 2019 and fiscal 2020.

Stores. We opened 30 new stores in the first quarter of fiscal 2022 and expect to open approximately 100 new stores throughout the year. Our longer term strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	Three Months Ended
Store Count	April 30, 2022	May 1, 2021
Beginning of the period	1,923	1,859
Opened in the period	30	7
Closed in the period[1]	(2)	—
End of the period	1,951	1,866
[1] Includes a temporary closure of a store impacted by a weather event.

Sales. Sales for the three month period ended April 30, 2022 decreased $0.2 billion, or 4.1%, compared to the three month period ended May 1, 2021, primarily due to the 7% same store stores sales decline versus the prior year period which benefited from record government stimulus and pent-up customer demand as COVID-19 restrictions eased, combined with escalating inflationary pressures on consumer disposable income in the current quarter. The sales decline was partially offset by the opening of 85 net new stores between May 1, 2021 and April 30, 2022.

Our sales mix for the three month periods ended April 30, 2022 and May 1, 2021 is shown below:

	Three Months Ended
	April 30, 2022	May 1, 2021
Home Accents and Bed and Bath	26%	27%
Ladies	24%	24%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	14%
Men’s	14%	13%
Shoes	13%	13%
Children’s	9%	9%
Total	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies, and by continuing to strengthen our merchant organization, diversify our merchandise mix, and enhance our systems to improve our merchandise offerings. We cannot be sure that our strategies and our store expansion program will result in a continuation of our historical sales growth, or an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended April 30, 2022 decreased $2.0 million compared to the three month period ended May 1, 2021, primarily due to lower sales, partially offset by the opening of 85 net new stores between May 1, 2021 and April 30, 2022.

Cost of goods sold as a percentage of sales for the three month period ended April 30, 2022 increased approximately 295 basis points compared to the three month period ended May 1, 2021, primarily due to a 170 basis point decline in merchandise margin primarily due to higher ocean freight costs, an 80 basis point increase in domestic freight costs mainly driven by higher fuel and ongoing costs associated with the industry-wide supply chain congestion, deleverage of 40 basis points in occupancy costs, and a 25 basis point increase in distribution expenses primarily due to wage actions taken in the prior year. These increases were partially offset by a 20 basis point decrease in buying costs.

We expect higher supply chain costs from the industry-wide congestion and inflation, and from higher wages, to continue through fiscal 2022.

Selling, general and administrative expenses. For the three month period ended April 30, 2022, selling, general and administrative expenses ("SG&A") decreased $5.6 million, compared to the three month period ended May 1, 2021. The decrease was primarily due to lower incentive compensation costs, partially offset by the opening of 85 net new stores between May 1, 2021 and April 30, 2022.

SG&A as a percentage of sales for the three month period ended April 30, 2022 increased 50 basis points compared to the three month period ended May 1, 2021, primarily due to higher wages and the deleveraging effect of lower comparable store sales.

We expect our operating costs in fiscal 2022 to continue to reflect the impact from higher wages.

Interest expense, net. Interest expense, net for the three month period ended April 30, 2022 decreased $1.4 million compared to the same period in the prior year. This decrease was primarily due to lower interest expense on long-term debt due to the repayment of the principal on the $65.0 million notes in fiscal 2021 and higher interest income, partially offset by lower capitalized interest.

Interest expense, net for the three month periods ended April 30, 2022 and May 1, 2021 consists of the following:

	Three Months Ended
($000)	April 30, 2022	May 1, 2021
Interest expense on long-term debt	$21,154	$22,194
Other interest expense	388	330
Capitalized interest	(2,651)	(3,239)
Interest income	(1,195)	(236)
Interest expense, net	$17,696	$19,049

Taxes on earnings. Our effective tax rates for the three month periods ended April 30, 2022 and May 1, 2021, were approximately 25% and 24% respectively. The increase in the effective tax rate of 1% for the three month period ended April 30, 2022 compared to the three month period ended May 1, 2021 was primarily due to the tax effects associated with stock-based compensation. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

Net earnings. Net earnings as a percentage of sales for the three month periods ended April 30, 2022 and May 1, 2021 were 7.8% and 10.6%, respectively. Net earnings as a percentage of sales for the three month period ended April 30, 2022 was lower primarily due to higher cost of goods sold and higher selling, general and administrative expenses, partially offset by lower taxes on earnings and lower interest expense.

Earnings per share. Diluted earnings per share for the three month period ended April 30, 2022 was $0.97 (which included approximately $0.06 of favorable timing of expenses), compared to $1.34 for the three month period ended May 1, 2021. The $0.37 decrease in the diluted earnings per share for the three month period ended April 30, 2022 was primarily attributable to a 29% decrease in net earnings, partially offset by the 1% reduction in weighted-average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities have been cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, for capital expenditures in connection with new and existing stores, and for investments in distribution centers, information systems, and buying and corporate offices. We also use cash to pay dividends, to repay debt as it becomes due, and to repurchase stock under active stock repurchase programs.

	Three Months Ended
($000)	April 30, 2022	May 1, 2021
Cash (used in) provided by operating activities	$(416,267)	$752,820
Cash used in investing activities	(109,848)	(136,937)
Cash used in financing activities	(380,669)	(142,834)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(906,784)	$473,049

Operating Activities

Net cash used in operating activities was $0.4 billion for the three month period ended April 30, 2022. This was primarily driven by higher packaway inventory receipts and higher associated payments combined with shorter payment terms, and by payment of fiscal 2021 incentive bonuses, partially offset by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation. Net cash provided by operating activities was $0.8 billion for the three month period ended May 1, 2021. This was primarily driven by net earnings excluding non-cash expenses for depreciation and amortization, and by higher accounts payable leverage (defined as accounts payable divided by merchandise inventory).

The decrease in cash flow from operating activities for the three month period ended April 30, 2022, compared to the same period in the prior year was primarily driven by lower accounts payable leverage, payment of fiscal 2021 incentive bonuses, and lower net earnings. Accounts payable leverage was 81% and 152% as of April 30, 2022 and May 1, 2021, respectively. The decrease in accounts payable leverage from the prior year was primarily driven by higher packaway receipts and higher merchandise payments primarily due to higher receipts and shorter payment terms.

As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling opportunities in the marketplace and our decisions on the timing for release of that inventory. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchases, but typically packaway remains in storage less than six months. We expect to continue to take advantage of packaway inventory opportunities to maximize our ability to deliver bargains to our customers.

Changes in packaway inventory levels impact our operating cash flow. As of April 30, 2022, packaway inventory was 43% of total inventory compared to 40% at the end of fiscal 2021, which reflects higher receipts used to build our packaway inventory to more normal operating levels and the earlier than expected arrival of merchandise that will flow to stores later in the year. As of May 1, 2021, packaway inventory was 34% of total inventory compared to 38% at the end of fiscal 2020, which reflected our use of a substantial amount of packaway merchandise to support the increased level of sales.

Investing Activities

Net cash used in investing activities was $109.8 million and $136.9 million for the three month periods ended April 30, 2022 and May 1, 2021, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, buying and corporate offices. The decrease in cash used in investing activities for the three month period ended April 30, 2022, compared to the same period in the prior year was primarily driven by lower expenditures related to the construction of our Brookshire, Texas distribution center, which opened in the first quarter of fiscal 2022.

Capital expenditures for fiscal 2022 are currently projected to be approximately $800 million. Our planned capital expenditures for fiscal 2022 are expected to be used for investments in our supply chain to support long-term growth, including construction of our next distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, buying, and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $380.7 million and $142.8 million for the three month periods ended April 30, 2022 and May 1, 2021, respectively. The increase in cash used in financing activities for the three month period ended April 30, 2022, compared to the three month period ended May 1, 2021, was primarily due to share repurchases under our current $1.9 billion share repurchase program.

Revolving credit facilities. In February 2022, we entered into a new, $1.3 billion senior unsecured revolving Credit Agreement (the “2022 Credit Facility”), which replaced our previous $800 million unsecured revolving credit facility. The 2022 Credit Facility expires in February 2027, and may be extended, at our request and with the consent of the lenders, for up to two additional one year periods, subject to customary conditions. The new facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing us to increase the size of our credit facility by up to an additional $700 million, with the agreement of the committing lenders. The interest rate on borrowings under the 2022 Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin, and is payable quarterly and upon maturity. The 2022 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant, effective the first quarter of fiscal 2022. As of April 30, 2022, we were in compliance with this financial covenant.

As of April 30, 2022, we had no borrowings or standby letters of credit outstanding under the 2022 Credit Facility and the $1.3 billion credit facility remains in place and available.

Senior notes. As of April 30, 2022, we had $2.5 billion of outstanding unsecured Senior Notes. Refer to Note E: Debt, for further information on the unsecured senior debt.

Other financing activities. In March 2022, our Board of Directors approved a new two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023. This new program replaces the previous $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time we had repurchased $650 million of stock under the previous $1.5 billion program).

We repurchased 2.5 million shares of common stock for $239.6 million during the three month period ended April 30, 2022. We did not repurchase any shares of common stock for the three month period ended May 1, 2021. We also acquired 0.4 million and 0.4 million shares of treasury stock under our employee equity compensation programs, for aggregate purchase prices of approximately $38.1 million and $47.4 million during the three month periods ended April 30, 2022 and May 1, 2021, respectively.

In May 2022, our Board of Directors declared a cash dividend of $0.310 per common share, payable on June 30, 2022. In March 2022, our Board of Directors declared a quarterly cash dividend of $0.310 per common share, payable on March 31, 2022. Our Board of Directors declared quarterly cash dividends of $0.285 per common share in March, May, August, and November 2021, respectively.

For the three month periods ended April 30, 2022 and May 1, 2021, we paid cash dividends of $108.9 million and $101.5 million, respectively.

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

We ended the first quarter of fiscal 2022 with $4.0 billion of unrestricted cash balances, and we have $1.3 billion available under our senior unsecured revolving credit facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of April 30, 2022:

($000)	Less than one year	Greater than one year	Total¹

Recorded contractual obligations:
Senior notes	$—	$2,474,991	$2,474,991
Operating leases	657,603	2,561,266	3,218,869
New York buying office ground lease[2]	6,442	959,933	966,375
Unrecorded contractual obligations:
Real estate obligations[3]	9,184	212,776	221,960
Interest payment obligations	80,316	475,292	555,608
Purchase obligations[4]	5,044,818	8,435	5,053,253
Total contractual obligations	$5,798,363	$6,692,693	$12,491,056

1 We have a $67.9 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of April 30, 2022.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize some of our insurance obligations. As of April 30, 2022, January 29, 2022, and May 1, 2021, we had $3.3 million, $3.3 million, and $3.3 million, respectively, in standby letters of credit outstanding and $56.7 million, $56.7 million, and $56.5 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $24.9 million, $19.3 million, and $18.4 million in trade letters of credit outstanding at April 30, 2022, January 29, 2022, and May 1, 2021, respectively.

Dividends. In May 2022, our Board of Directors declared a cash dividend of $0.310 per common share, payable on June 30, 2022.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. The uncertainties and impacts from inflation, the Russia-Ukraine conflict, and the ongoing COVID-19 pandemic increase the challenge of making these estimates; actual results could differ materially from the Company’s estimates. During the first quarter of fiscal 2022, there have been no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended January 29, 2022.

Forward-Looking Statements

This report contains a number of forward-looking statements regarding, without limitation, the rapidly developing challenges arising from the COVID-19 pandemic and related economic disruptions, and our plans and responses to them, planned new store growth, capital expenditures, and other matters. These forward-looking statements reflect our then-current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

Future impact from the ongoing COVID-19 pandemic, military conflict and economic sanctions in Europe, and other economic and industry trends that could potentially impact revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks are not limited to but may include:

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
•Impacts from the macro-economic environment, including inflation, housing costs, energy and fuel costs, financial and credit markets, geopolitical conditions (including the current Russia-Ukraine conflict), pandemics, or public health and public safety issues, that affect consumer confidence and consumer disposable income.
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
•Disruptions in our supply chain or in our information systems, including from ransomware or other cyber-attacks, that could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of April 30, 2022.

Interest that is payable on our revolving credit facility is based on variable interest rates, and is therefore affected by changes in market interest rates. As of April 30, 2022, we had no borrowings outstanding under our revolving credit facility.

As of April 30, 2022, we have outstanding seven series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our condensed consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three month period ended April 30, 2022. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first fiscal quarter of 2022.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 for a description of the risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2022 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(1/30/2022 - 2/26/2022)	831,307	$94.40	831,327	$1,821,522
March
(2/27/2022 - 4/02/2022)	1,326,090	$91.04	917,605	$1,738,913
April
(4/03/2022- 4/30/2022)	775,211	$101.23	775,211	$1,660,435
Total	2,932,608	$94.69	2,524,143	$1,660,435

1 We acquired 408,465 shares of treasury stock during the quarter ended April 30, 2022. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2 In March 2022, our Board of Directors approved a new two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023, replacing the $850 million that remained available at the end of fiscal 2021 under the previous $1.5 billion program.

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

4.1	Credit Agreement dated February 17, 2022 among Ross Stores, Inc., various lenders and Bank of America, N.A., as Administrative Agent.

10.1	Form of Executive Employment Agreement for Executive Officers (CA).

10.2	Form of Executive Employment Agreement for Executive Officers (NON-CA).

10.3	Employment Agreement effective March 16, 2022 between Michael Hartshorn and Ross Stores, Inc.

10.4	Employment Agreement effective February 1, 2022 between Michael Kobayashi and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 8, 2022.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 8, 2022	By:	/s/Adam Orvos
Adam Orvos
Executive Vice President, Chief Financial Officer