Form 10-Q
period 2022-07-30
ROSS STORES, INC.
filed 2022-09-07
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 12, 2022 was 347,062,803.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
($000, except stores and per share data, unaudited)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Sales	$4,583,009	$4,804,974	$8,916,109	$9,321,054

Costs and Expenses
Cost of goods sold	3,399,535	3,410,871	6,595,981	6,609,267
Selling, general and administrative	667,063	717,788	1,336,559	1,392,841
Interest expense, net	10,667	18,707	28,363	37,756
Total costs and expenses	4,077,265	4,147,366	7,960,903	8,039,864

Earnings before taxes	505,744	657,608	955,206	1,281,190
Provision for taxes on earnings	121,227	163,350	232,244	310,453
Net earnings	$384,517	$494,258	$722,962	$970,737

Earnings per share
Basic	$1.11	$1.40	$2.09	$2.75
Diluted	$1.11	$1.39	$2.08	$2.73

Weighted-average shares outstanding (000)
Basic	344,884	352,865	345,969	352,927
Diluted	346,106	354,935	347,470	355,161

Store count at end of period	1,980	1,896	1,980	1,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
($000, unaudited)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net earnings	$384,517	$494,258	$722,962	$970,737

Other comprehensive income	—	—	—	—
Comprehensive income	$384,517	$494,258	$722,962	$970,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Current Assets
Cash and cash equivalents	$3,903,670	$4,922,365	$5,569,071
Accounts receivable	167,503	119,247	159,163
Merchandise inventory	2,716,878	2,262,273	1,751,027
Prepaid expenses and other	197,020	169,291	193,588
Total current assets	6,985,071	7,473,176	7,672,849

Property and Equipment
Land and buildings	1,486,450	1,240,246	1,189,666
Fixtures and equipment	3,759,071	3,425,762	3,295,078
Leasehold improvements	1,366,999	1,332,687	1,280,505
Construction-in-progress	158,446	574,333	493,629
	6,770,966	6,573,028	6,258,878
Less accumulated depreciation and amortization	3,841,192	3,674,501	3,512,670
Property and equipment, net	2,929,774	2,898,527	2,746,208

Operating lease assets	3,025,814	3,027,272	2,973,907
Other long-term assets	239,263	241,281	248,436
Total assets	$13,179,922	$13,640,256	$13,641,400

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,085,680	$2,372,302	$2,588,551
Accrued expenses and other	611,186	613,089	609,719
Current operating lease liabilities	647,504	630,517	608,123
Accrued payroll and benefits	300,611	588,772	445,307
Income taxes payable	—	10,249	19,526
Current portion of long-term debt	—	—	64,964
Total current liabilities	3,644,981	4,214,929	4,336,190

Long-term debt	2,454,413	2,452,325	2,450,245
Non-current operating lease liabilities	2,525,512	2,539,297	2,503,332
Other long-term liabilities	231,285	236,013	292,715
Deferred income taxes	196,780	137,642	154,932

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 347,552,000, 351,720,000 and 355,698,000 shares, respectively	3,475	3,517	3,557
Additional paid-in capital	1,769,424	1,717,530	1,645,118
Treasury stock	(574,529)	(535,895)	(527,565)
Retained earnings	2,928,581	2,874,898	2,782,876
Total stockholders’ equity	4,126,951	4,060,050	3,903,986
Total liabilities and stockholders’ equity	$13,179,922	$13,640,256	$13,641,400
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended July 30, 2022

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 29, 2022	351,720	$3,517	$1,717,530	$(535,895)	$2,874,898	$4,060,050
Net earnings	—	—	—	—	338,445	338,445
Common stock issued under stock
plans, net of shares
used for tax withholding	1,131	11	5,906	(38,113)	—	(32,196)
Stock-based compensation	—	—	36,071	—	—	36,071
Common stock repurchased	(2,524)	(25)	(10,266)	—	(229,274)	(239,565)
Dividends declared ($0.310 per share)	—	—	—	—	(108,908)	(108,908)
Balance at April 30, 2022	350,327	$3,503	$1,749,241	$(574,008)	$2,875,161	$4,053,897
Net earnings	—	—	—	—	384,517	384,517
Common stock issued under stock
plans, net of shares
used for tax withholding	153	1	5,974	(521)	—	5,454
Stock-based compensation	—	—	26,803	—	—	26,803
Common stock repurchased	(2,928)	(29)	(12,594)	—	(222,812)	(235,435)
Dividends declared ($0.310 per share)	—	—	—	—	(108,285)	(108,285)
Balance at July 30, 2022	347,552	$3,475	$1,769,424	$(574,529)	$2,928,581	$4,126,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended July 31, 2021

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 30, 2021	356,503	$3,565	$1,579,824	$(478,550)	$2,185,801	$3,290,640
Net earnings	—	—	—	—	476,479	476,479
Common stock issued under stock
plans, net of shares
used for tax withholding	614	6	6,057	(47,378)	—	(41,315)
Stock-based compensation	—	—	28,674	—	—	28,674
Dividends declared ($0.285 per share)	—	—	—	—	(101,657)	(101,657)
Balance at May 01, 2021	357,117	$3,571	$1,614,555	$(525,928)	$2,560,623	$3,652,821
Net earnings	—	—	—	—	494,258	494,258
Common stock issued under stock
plans, net of shares
used for tax withholding	30	—	6,471	(1,637)	—	4,834
Stock-based compensation	—	—	29,584	—	—	29,584
Common stock repurchased	(1,449)	(14)	(5,492)	—	(170,278)	(175,784)
Dividends declared ($0.285 per share)	—	—	—	—	(101,727)	(101,727)
Balance at July 31, 2021	355,698	$3,557	$1,645,118	$(527,565)	$2,782,876	$3,903,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	July 30, 2022	July 31, 2021
Cash Flows From Operating Activities
Net earnings	$722,962	$970,737
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	189,181	174,094
Stock-based compensation	62,874	58,258
Deferred income taxes	59,138	33,065
Change in assets and liabilities:
Merchandise inventory	(454,605)	(242,045)
Other current assets	(71,290)	(63,420)
Accounts payable	(288,454)	360,891
Other current liabilities	(265,399)	77,963
Income taxes	(13,941)	(27,596)
Operating lease assets and liabilities, net	4,660	2,654
Other long-term, net	(1,391)	794
Net cash (used in) provided by operating activities	(56,265)	1,345,395

Cash Flows From Investing Activities
Additions to property and equipment	(243,346)	(254,437)
Net cash used in investing activities	(243,346)	(254,437)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	11,892	12,534
Treasury stock purchased	(38,634)	(49,015)
Repurchase of common stock	(475,000)	(175,784)
Dividends paid	(217,193)	(203,384)
Net cash used in financing activities	(718,935)	(415,649)

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(1,018,546)	675,309

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,982,382	4,953,769
End of period	$3,963,836	$5,629,078

Supplemental Cash Flow Disclosures
Interest paid	$40,158	$42,051
Income taxes paid	$187,047	$304,984
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended July 30, 2022 and July 31, 2021
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of July 30, 2022 and July 31, 2021, the results of operations, comprehensive income, and stockholders’ equity for the three and six month periods ended July 30, 2022 and July 31, 2021, and cash flows for the six month periods ended July 30, 2022 and July 31, 2021. The Condensed Consolidated Balance Sheet as of January 29, 2022, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income, and stockholders’ equity for the three and six month periods ended July 30, 2022 and July 31, 2021, and cash flows for the six month periods ended July 30, 2022 and July 31, 2021 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Use of accounting estimates. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include valuation reserves for inventory, packaway and other inventory carrying costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and legal claims. The uncertainties and potential impacts from inflation, the Russia-Ukraine conflict, and the ongoing COVID-19 pandemic increase the challenge of making these estimates; actual results could differ materially from the Company’s estimates.

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and six month periods ended July 30, 2022 and July 31, 2021:

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Ladies	25%	27%	25%	25%
Home Accents and Bed and Bath	24%	24%	25%	25%
Men’s	16%	15%	15%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	14%	14%	14%
Shoes	13%	12%	13%	13%
Children’s	8%	8%	8%	9%
Total	100%	100%	100%	100%

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	July 30, 2022	January 29, 2022	July 31, 2021
Cash and cash equivalents	$3,903,670	$4,922,365	$5,569,071
Restricted cash and cash equivalents included in:
Prepaid expenses and other	11,432	11,403	10,801
Other long-term assets	48,734	48,614	49,206
Total restricted cash and cash equivalents	60,166	60,017	60,007
Total cash and cash equivalents, and restricted cash and cash equivalents	$3,963,836	$4,982,382	$5,629,078
Property and equipment. As of July 30, 2022 and July 31, 2021, the Company had $24.4 million and $11.7 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Operating leases. Supplemental cash flow disclosures related to operating lease assets obtained in exchange for new operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended		Six Months Ended
($000)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating lease assets obtained in exchange for new operating lease liabilities	$126,236	$117,491	$314,081	$186,661

Cash dividends. The Company’s Board of Directors declared a cash dividend of $0.310 per common share in March and May 2022, and $0.285 per common share in March, May, August, and November 2021.

On August 17, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.310 per common share, payable on September 30, 2022.

Stock repurchase program. In March 2022, the Company's Board of Directors approved a new two-year program to repurchase up to $1.9 billion of the Company's common stock through fiscal 2023. This new program replaced the previous $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time the Company had repurchased $650 million of stock under the $1.5 billion program). The Company repurchased 5.5 million shares of common stock for $475.0 million during the six month period ended July 30, 2022. The Company repurchased 1.4 million shares of common stock for $175.8 million during the six month period ended July 31, 2021.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class/representative action litigation remains pending as of July 30, 2022.

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

Recently issued accounting standards. In November 2021, the FASB issued Accounting Standards Update (ASU) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase the transparency of the effects of government assistance, including disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance, and the effect of government assistance on an entity’s financial statements. The guidance in this ASU will be effective for the Company for its fiscal 2022 Form 10-K. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

The fair value of the Company’s financial instruments are as follows:

($000)	July 30, 2022	January 29, 2022	July 31, 2021
Cash and cash equivalents (Level 1)	$3,903,670	$4,922,365	$5,569,071

Restricted cash and cash equivalents (Level 1)	$60,166	$60,017	$60,007

The underlying assets in the Company’s non-qualified deferred compensation program as of July 30, 2022, January 29, 2022, and July 31, 2021 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	July 30, 2022	January 29, 2022	July 31, 2021
Level 1	$158,223	$163,891	$176,095

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

Stock-based compensation. For the three and six month periods ended July 30, 2022 and July 31, 2021, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Restricted stock	$20,947	$16,057	$41,160	$34,646
Performance awards	4,801	12,385	19,614	21,399
Employee stock purchase plan	1,055	1,142	2,100	2,213
Total	$26,803	$29,584	$62,874	$58,258

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and six month periods ended July 30, 2022 and July 31, 2021, is as follows:

	Three Months Ended		Six Months Ended
Statements of Earnings Classification ($000)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Cost of goods sold	$15,675	$15,088	$34,221	$29,760
Selling, general and administrative	11,128	14,496	28,653	28,498
Total	$26,803	$29,584	$62,874	$58,258

The tax benefits related to stock-based compensation expense for the three and six month periods ended July 30, 2022 were $5.3 million and $12.8 million, respectively. The tax benefits related to stock-based compensation expense for the three and six month periods ended July 31, 2021 were $5.7 million and $11.0 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and six month periods ended July 30, 2022 and July 31, 2021, shares purchased by the Company for tax withholding totaled 6,751 and 415,216, and 13,627 and 400,593, respectively, and are considered treasury shares which are available for reissuance.

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

As of July 30, 2022, shares related to unvested restricted stock, restricted stock units, and performance share awards totaled 4.6 million shares. A summary of restricted stock, restricted stock units, and performance share award activity for the six month period ended July 30, 2022, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at January 29, 2022	4,378	$99.58
Awarded	1,466	89.00
Released	(1,106)	89.76
Forfeited	(96)	101.43
Unvested at July 30, 2022	4,642	$98.40

The unamortized compensation expense at July 30, 2022 was $239.1 million, which is expected to be recognized over a weighted-average remaining period of 2.2 years. The unamortized compensation expense at July 31, 2021, was $204.9 million, which was expected to be recognized over a weighted-average remaining period of 2.2 years.

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

For the three and six month periods ended July 30, 2022, approximately 1,509,000 and 747,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively, because their effect would have been anti-dilutive for the periods presented. For the three and six month periods ended July 31, 2021, approximately 4,400 and 2,200 weighted-average shares were excluded from the calculation of diluted EPS, respectively, because their effect would have been anti-dilutive for the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
July 30, 2022
Shares	344,884	1,222	346,106	345,969	1,501	347,470
Amount	$1.11	$—	$1.11	$2.09	$(0.01)	$2.08

July 31, 2021
Shares	352,865	2,070	354,935	352,927	2,234	355,161
Amount	$1.40	$(0.01)	$1.39	$2.75	$(0.02)	$2.73

Note E: Debt

Long-term debt. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	July 30, 2022	January 29, 2022	July 31, 2021
6.530% Series B Senior Notes due 2021	$—	$—	$64,964
3.375% Senior Notes due 2024	249,032	248,808	248,586
4.600% Senior Notes due 2025	696,523	695,888	695,255
0.875% Senior Notes due 2026	495,425	494,814	494,203
4.700% Senior Notes due 2027	239,684	239,470	239,259
4.800% Senior Notes due 2030	132,516	132,431	132,346
1.875% Senior Notes due 2031	494,972	494,691	494,411
5.450% Senior Notes due 2050	146,261	146,223	146,185
Total long-term debt	$2,454,413	$2,452,325	$2,515,209

Less: current portion	—	—	64,964
Total due beyond one year	$2,454,413	$2,452,325	$2,450,245

As of July 30, 2022, January 29, 2022, and July 31, 2021, total unamortized discount and debt issuance costs were $20.6 million, $22.7 million, and $24.8 million, respectively, and were classified as a reduction of Long-term debt.

As of July 30, 2022 and January 29, 2022 the aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.4 billion and $2.6 billion, respectively. As of July 31, 2021 the aggregate fair value of the eight then outstanding series of Senior Notes was approximately $2.7 billion. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

See Note D: Debt, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for additional information regarding the terms of the Company’s unsecured senior notes.

Revolving credit facilities. In February 2022, the Company entered into a new, $1.3 billion senior unsecured revolving Credit Agreement (the “2022 Credit Facility”), which replaced its previous $800 million unsecured revolving credit facility. The 2022 Credit Facility expires in February 2027, and may be extended, at the Company's request and with the consent of the lenders, for up to two additional one year periods, subject to customary conditions. The new facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing the Company to increase the size of its credit facility by up to an additional $700 million, with the agreement of the committing lenders. The interest rate on borrowings under the 2022 Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin, and is payable quarterly and upon maturity. The 2022 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of July 30, 2022, the Company was in compliance with this financial covenant.

As of July 30, 2022, the Company had no borrowings or standby letters of credit outstanding under the 2022 Credit Facility, and the $1.3 billion credit facility remains in place and available.

The table below shows the components of interest expense and income for the three and six month periods ended July 30, 2022 and July 31, 2021:

	Three Months Ended		Six Months Ended
($000)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Interest expense on long-term debt	$21,125	$22,205	42,279	$44,399
Other interest expense	406	291	794	621
Capitalized interest	(1,175)	(3,590)	(3,826)	(6,829)
Interest income	(9,689)	(199)	(10,884)	(435)
Interest expense, net	$10,667	$18,707	$28,363	$37,756

Note F: Taxes on Earnings

The Company’s effective tax rates for the three month periods ended July 30, 2022 and July 31, 2021, were approximately 24% and 25%, respectively. The Company’s effective tax rate for the six month periods ended July 30, 2022 and July 31, 2021, was approximately 24%. The Company's effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

As of July 30, 2022, January 29, 2022, and July 31, 2021, the reserves for unrecognized tax benefits were $69.3 million, $68.1 million, and $75.6 million, inclusive of $8.5 million, $7.6 million, and $9.7 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $55.5 million would impact the Company’s effective tax rate. It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $11.5 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of July 30, 2022 and July 31, 2021, the related condensed consolidated statements of earnings, comprehensive income, and stockholders’ equity for the three and six month periods ended July 30, 2022 and July 31, 2021, and cash flows for the six month periods ended July 30, 2022 and July 31, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
September 7, 2022

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,669 locations in 40 states, the District of Columbia, and Guam as of July 30, 2022. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 311 dd’s DISCOUNTS stores in 21 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

Sales underperformed our operating plans in the second quarter of fiscal 2022, and were impacted by the inflationary pressures our customers faced as well as an increasingly promotional retail environment. During the quarter, we experienced the deleveraging effects from a comparable store sales decline of 7% after a 15% gain in the second quarter of 2021 (versus 2019), which benefited from record government stimulus and pent-up customer demand as COVID-19 restrictions eased. In addition, we experienced ongoing headwinds from higher freight costs, which were partially offset by lower incentive compensation and COVID-19 costs. These factors resulted in diluted earnings per share of $1.11 in the second quarter of fiscal 2022, compared to $1.39 per share in the second quarter of fiscal 2021. We expect the higher freight costs and distribution expenses, which began rising in the second half of 2021, to continue through the third quarter of fiscal 2022, along with higher merchandise markdowns, which will continue through fiscal 2022.

There remains significant uncertainty in the current macro-economic environment, driven by inflation and the contributing impacts from the Russia-Ukraine conflict, increasing interest rates, and concerns of a possible recession. These factors impact both consumer demand and many of the costs in our business. In addition, there continues to be uncertainty surrounding the COVID-19 pandemic, including its unknown duration, the potential for future resurgences and new virus variants, its potential impact on consumer behavior and shopping patterns, and the potential adverse impact on our business.

The following table summarizes the financial results for the three and six month periods ended July 30, 2022 and July 31, 2021:

	Three Months Ended				Six Months Ended
	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
Sales
Sales (millions)	$4,583		$4,805		$8,916		$9,321
Comparable store sales (decline) growth	(7%)	[1]	15%	[2]	(7%)	[1]	14%	[2]

Costs and expenses (as a percent of sales)
Cost of goods sold	74.2%		71.0%		74.0%		70.9%
Selling, general and administrative	14.5%		14.9%		15.0%		14.9%
Interest expense, net	0.3%		0.4%		0.3%		0.4%

Earnings before taxes (as a percent of sales)	11.0%		13.7%		10.7%		13.8%

Net earnings (as a percent of sales)	8.4%		10.3%		8.1%		10.4%
[1] Amounts shown are for the three and six month periods of fiscal 2022 compared to the same periods of fiscal 2021 for stores that have been open for more than 14 complete months.
[2] Amounts shown are for the three and six month periods of fiscal 2021 compared to the same periods of fiscal 2019. Comparable store sales for this purpose represents sales from stores that were open at the end of fiscal 2018, plus new stores opened in fiscal 2019, less stores closed in fiscal 2019 and fiscal 2020.

Stores. We opened 29 new stores in the second quarter of fiscal 2022 and expect to open approximately 100 new stores for the year. Our longer-term strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

	Three Months Ended		Six Months Ended
Store Count	July 30, 2022	July 31, 2021	July 30, 2022		July 31, 2021
Beginning of the period	1,951	1,866	1,923		1,859
Opened in the period	29	30	59		37
Closed in the period	—	—	(2)	[1]	—
End of the period	1,980	1,896	1,980		1,896

[1] Includes a temporary closure of a store impacted by a weather event.

Sales. Sales for the three and six month periods ended July 30, 2022 decreased $0.2 billion and $0.4 billion, respectively, or 4.6% and 4.3%, respectively, compared to the three and six month periods ended July 31, 2021, primarily due to the 7% same store sales declines versus the prior year periods (which benefited from record government stimulus and pent-up customer demand as COVID-19 restrictions eased), combined with escalating inflationary pressures on consumer disposable income in the current quarter and fiscal year to date. These same store sales declines were partially offset by the opening of 84 net new stores between July 31, 2021 and July 30, 2022.

Our sales mix for the three and six month periods ended July 30, 2022 and July 31, 2021 is shown below:

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Ladies	25%	27%	25%	25%
Home Accents and Bed and Bath	24%	24%	25%	25%
Men’s	16%	15%	15%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	14%	14%	14%
Shoes	13%	12%	13%	13%
Children’s	8%	8%	8%	9%
Total	100%	100%	100%	100%

We intend to address the competitive climate for off-price apparel and home goods by pursuing and refining our existing strategies, and by continuing to strengthen our merchant organization, adjust our merchandise mix, and more fully develop our systems to improve our merchandise offerings. We cannot be sure that our strategies and our store expansion program will result in a continuation of our historical sales growth or an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three and six month periods ended July 30, 2022 decreased $11.3 million and $13.3 million, respectively, compared to the three and six month periods ended July 31, 2021, primarily due to lower sales, partially offset by the opening of 84 net new stores between July 31, 2021 and July 30, 2022.

Cost of goods sold as a percentage of sales for the three month period ended July 30, 2022 increased approximately 320 basis points compared to the three month period ended July 31, 2021, primarily due to a 205 basis point decline in merchandise margin primarily due to higher ocean freight costs and increased markdowns, an 85 basis point increase in distribution expenses primarily due to a combination of unfavorable timing of packaway inventory carrying costs and deleverage from our new distribution center, deleverage of 55 basis points in occupancy costs, and a 35 basis point increase in domestic freight costs mainly driven by higher fuel costs. These increases were partially offset by a 60 basis point decrease in buying costs primarily due to lower incentive compensation expenses.

Cost of goods sold as a percentage of sales for the six month period ended July 30, 2022 increased approximately 305 basis points compared to the six month period ended July 31, 2021, primarily due to a 185 basis point decline in merchandise margin primarily due to higher ocean freight costs and increased markdowns, a 60 basis point increase in domestic freight costs mainly driven by higher fuel and costs associated with the industry-wide supply chain congestion, a 55 basis point increase in distribution expenses primarily due to deleverage from our new distribution center and higher wages, and deleverage of 50 basis points in occupancy costs. These increases were partially offset by a 45 basis point decrease in buying costs primarily due to lower incentive compensation expenses.

We expect higher freight costs and distribution expenses to continue to impact cost of goods sold in the third quarter of fiscal 2022, along with increased merchandise markdowns, which will continue through fiscal 2022.

Selling, general and administrative expenses. For the three and six month periods ended July 30, 2022, selling, general and administrative expenses ("SG&A") decreased $50.7 million and $56.3 million, respectively, compared to the three and six month periods ended July 31, 2021. These decreases were primarily due to lower incentive compensation and COVID-19 costs, partially offset by the opening of 84 net new stores between July 31, 2021 and July 30, 2022.

SG&A as a percentage of sales for the three month period ended July 30, 2022 decreased 40 basis points, compared to the three month period ended July 31, 2021, primarily due to lower incentive compensation and COVID-19 costs which more than offset the deleveraging effect of lower comparable store sales.

SG&A as a percentage of sales for the six month period ended July 30, 2022 increased 5 basis points, compared to the six month period ended July 31, 2021, primarily due to higher wages and the deleveraging effect of lower comparable store sales, partially offset by lower incentive compensation and COVID-19 costs.

We expect our operating costs in fiscal 2022 to continue to reflect the impact from higher wages and inflation.

Interest expense, net. Interest expense, net for the three and six month periods ended July 30, 2022 decreased $8.0 million and $9.4 million, respectively, compared to the same periods in the prior year. These decreases were primarily due to higher interest income, lower interest expense on long-term debt due to the repayment of the principal on the $65.0 million notes in fiscal 2021, partially offset by lower capitalized interest.

Interest expense, net for the three and six month periods ended July 30, 2022 and July 31, 2021 consists of the following:

	Three Months Ended		Six Months Ended
($000)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Interest expense on long-term debt	$21,125	$22,205	$42,279	$44,399
Other interest expense	406	291	794	621
Capitalized interest	(1,175)	(3,590)	(3,826)	(6,829)
Interest income	(9,689)	(199)	(10,884)	(435)
Interest expense, net	$10,667	$18,707	$28,363	$37,756

Taxes on earnings. Our effective tax rates for the three month periods ended July 30, 2022 and July 31, 2021, were approximately 24% and 25% respectively. Our effective tax rate for the six month periods ended July 30, 2022 and July 31, 2021 was approximately 24%. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

Net earnings. Net earnings as a percentage of sales for the three month periods ended July 30, 2022 and July 31, 2021 were 8.4% and 10.3%, respectively. Net earnings as a percentage of sales for the three month period ended July 30, 2022 was lower primarily due to higher cost of goods sold, partially offset by lower taxes on earnings, lower SG&A expenses, and lower interest expense.

Net earnings as a percentage of sales for the six month periods ended July 30, 2022 and July 31, 2021 were 8.1% and 10.4%, respectively. Net earnings as a percentage of sales for the six month period ended July 30, 2022 was lower primarily due to higher cost of goods sold and SG&A expenses, partially offset by lower taxes on earnings and lower interest expense.

Earnings per share. Diluted earnings per share for the three month period ended July 30, 2022 was $1.11 compared to $1.39 for the three month period ended July 31, 2021. Diluted earnings per share for the six month period ended July 30, 2022 was $2.08 compared to $2.73 for the six month period ended July 31, 2021. The $0.28 and $0.65 decreases in the diluted earnings per share for the three and six month periods ended July 30, 2022 were primarily attributable to a 22% and 26% decrease in net earnings, partially offset by the 2% reduction in weighted-average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities have historically been cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to pay dividends, to repay debt as it becomes due, and to repurchase stock under active stock repurchase programs.

	Six Months Ended
($000)	July 30, 2022	July 31, 2021
Cash (used in) provided by operating activities	$(56,265)	$1,345,395
Cash used in investing activities	(243,346)	(254,437)
Cash used in financing activities	(718,935)	(415,649)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(1,018,546)	$675,309

Operating Activities

Net cash used in operating activities was $0.1 billion for the six month period ended July 30, 2022. This was primarily driven by higher packaway inventory receipts and higher associated payments, combined with shorter payment terms, and by payment of fiscal 2021 incentive bonuses, partially offset by net earnings (excluding non-cash expenses for depreciation, amortization, and stock-based compensation). Net cash provided by operating activities was $1.3 billion for the six month period ended July 31, 2021. This was primarily driven by net earnings (excluding non-cash expenses for depreciation and amortization), and by higher accounts payable leverage (defined as accounts payable divided by merchandise inventory).

The decrease in cash flow from operating activities for the six month period ended July 30, 2022, compared to the same period in the prior year, was primarily driven by lower accounts payable leverage, payment of fiscal 2021 incentive bonuses, and lower net earnings. Accounts payable leverage was 77% and 148% as of July 30, 2022 and July 31, 2021, respectively. The decrease in accounts payable leverage from the prior year was primarily driven by higher packaway receipts and associated merchandise payments combined with shorter payment terms.

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

Changes in packaway inventory levels impact our operating cash flow. As of July 30, 2022, packaway inventory was 41% of total inventory compared to 40% at the end of fiscal 2021. As of July 31, 2021, packaway inventory was 30% of total inventory compared to 38% at the end of fiscal 2020. The year-over-year increase reflects higher receipts used to build our packaway inventory to more normal operating levels and the earlier than expected arrival of merchandise that will flow to stores later in fiscal 2022. The prior year reflects our use of a substantial amount of packaway merchandise to support the increased level of sales.

Investing Activities

Net cash used in investing activities was $243.3 million and $254.4 million for the six month periods ended July 30, 2022 and July 31, 2021, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, and buying and corporate offices. The decrease in cash used in investing activities for the six month period ended July 30, 2022, compared to the same period in the prior year, was primarily driven by lower expenditures related to the construction of our Brookshire, Texas distribution center, which opened in the first quarter of fiscal 2022.

Capital expenditures for fiscal 2022 are currently projected to be approximately $735 million. Our planned capital expenditures for fiscal 2022 are expected to be used for investments in our supply chain to support long-term growth, including construction of our next distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $718.9 million and $415.6 million for the six month periods ended July 30, 2022 and July 31, 2021, respectively. The increase in cash used in financing activities for the six month period ended July 30, 2022, compared to the six month period ended July 31, 2021, was primarily due to stock repurchases under our current $1.9 billion stock repurchase program.

Revolving credit facilities. In February 2022, we entered into a new, $1.3 billion senior unsecured revolving Credit Agreement (the “2022 Credit Facility”), which replaced our previous $800 million unsecured revolving credit facility. The 2022 Credit Facility expires in February 2027, and may be extended, at our request and with the consent of the lenders, for up to two additional one year periods, subject to customary conditions. The new facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing us to increase the size of our credit facility by up to an additional $700 million, with the agreement of the committing lenders. The interest rate on borrowings under the 2022 Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin, and is payable quarterly and upon maturity. The 2022 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of July 30, 2022, we were in compliance with this financial covenant.

As of July 30, 2022, we had no borrowings or standby letters of credit outstanding under the 2022 Credit Facility and the $1.3 billion credit facility remains in place and available.

Senior notes. As of July 30, 2022, we had $2.5 billion of outstanding unsecured Senior Notes. Refer to Note E: Debt, for further information on the unsecured senior debt.

Other financing activities. In March 2022, our Board of Directors approved a new two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023, with the expectation to buyback $950 million of common stock in fiscal 2022. This new program replaced the previous $1.5 billion two-year stock repurchase program, effective at the end of fiscal 2021 (at which time we had repurchased $650 million of stock under the previous $1.5 billion program).

We repurchased 5.5 million and 1.4 million shares of common stock for $475.0 million and $175.8 million during the six month periods ended July 30, 2022 and July 31, 2021, respectively. We also acquired 0.4 million and 0.4 million shares of treasury stock under our employee equity compensation programs, for aggregate purchase prices of approximately $38.6 million and $49.0 million during the six month periods ended July 30, 2022 and July 31, 2021, respectively.

Our Board of Directors declared a cash dividend of $0.310 per common share in March and May 2022, and $0.285 per common share in March, May, August, and November 2021.

In August 2022, our Board of Directors declared a cash dividend of $0.310 per common share, payable on September 30, 2022.

For the six month periods ended July 30, 2022 and July 31, 2021, we paid cash dividends of $217.2 million and $203.4 million, respectively.

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

We ended the second quarter of fiscal 2022 with $3.9 billion of unrestricted cash balances, and we have $1.3 billion available under our senior unsecured revolving credit facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of July 30, 2022:

($000)	Less than one year	Greater than one year	Total¹

Recorded contractual obligations:
Senior notes	$—	$2,474,991	$2,474,991
Operating leases	669,619	2,522,200	3,191,819
New York buying office ground lease[2]	7,552	1,113,550	1,121,102
Unrecorded contractual obligations:
Real estate obligations[3]	8,877	213,804	222,681
Interest payment obligations	80,316	475,292	555,608
Purchase obligations[4]	4,145,695	139,115	4,284,810
Total contractual obligations	$4,912,059	$6,938,952	$11,851,011

1 We have a $66.3 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of July 30, 2022.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize some of our insurance obligations. As of July 30, 2022, January 29, 2022, and July 31, 2021, we had $3.3 million in standby letters of credit outstanding and $56.9 million, $56.7 million, and $56.7 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $26.6 million, $19.3 million, and $32.7 million in trade letters of credit outstanding at July 30, 2022, January 29, 2022, and July 31, 2021, respectively.

Dividends. In August 2022, our Board of Directors declared a cash dividend of $0.310 per common share, payable on September 30, 2022.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. The uncertainties and potential impacts from inflation, the Russia-Ukraine conflict, and the ongoing COVID-19 pandemic increase the challenge of making these estimates; actual results could differ materially from our estimates. During the second quarter of fiscal 2022, there have been no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended January 29, 2022.

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

Future impact from the ongoing COVID-19 pandemic, military conflicts and economic sanctions, inflation, interest rate increases, and other economic and industry trends that could potentially impact revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks are not limited to but may include:

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
•Impacts from the macro-economic environment, including inflation, housing costs, energy and fuel costs, financial and credit markets and interest rates, recession concerns, geopolitical conditions (including the current Russia-Ukraine conflict), pandemics, or public health and public safety issues, that affect consumer confidence and consumer disposable income.
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
•Our dependence on the market availability, quantity, and quality of attractive brand name merchandise at desirable discounts, and on the ability of our buyers to anticipate consumer preferences and to purchase merchandise to enable us to offer customers a wide assortment of merchandise at competitive prices.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of July 30, 2022.

Interest that is payable on our revolving credit facility is based on variable interest rates, and is therefore affected by changes in market interest rates. As of July 30, 2022, we had no borrowings outstanding under our revolving credit facility.

As of July 30, 2022, we have outstanding seven series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our condensed consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three and six month periods ended July 30, 2022. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the second fiscal quarter of 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2022 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
May
(5/1/2022 - 5/28/2022)	689,255	$89.94	688,817	$1,598,478
June
(5/29/2022 - 7/02/2022)	1,241,466	$76.92	1,235,153	$1,503,478
July
(7/03/2022- 7/30/2022)	1,003,788	$78.18	1,003,788	$1,425,000
Total	2,934,509	$80.41	2,927,758	$1,425,000

1 We acquired 6,751 shares of treasury stock during the quarter ended July 30, 2022. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

10.1	Employment Agreement effective July 15, 2022 between Brian Morrow and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 7, 2022.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 7, 2022	By:	/s/Adam Orvos
Adam Orvos
Executive Vice President, Chief Financial Officer