Form 10-Q
period 2022-10-29
ROSS STORES, INC.
filed 2022-12-07
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 11, 2022 was 344,371,009.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Sales	$4,565,489	$4,574,541	$13,481,598	$13,895,595

Costs and Expenses
Cost of goods sold	3,424,046	3,326,004	10,020,027	9,935,271
Selling, general and administrative	693,367	725,761	2,029,926	2,118,602
Interest (income) expense, net	(2,802)	18,744	25,561	56,500
Total costs and expenses	4,114,611	4,070,509	12,075,514	12,110,373

Earnings before taxes	450,878	504,032	1,406,084	1,785,222
Provision for taxes on earnings	108,842	119,002	341,086	429,455
Net earnings	$342,036	$385,030	$1,064,998	$1,355,767

Earnings per share
Basic	$1.00	$1.10	$3.09	$3.85
Diluted	$1.00	$1.09	$3.08	$3.82

Weighted-average shares outstanding (000)
Basic	342,120	351,071	344,686	352,308
Diluted	343,720	353,081	346,212	354,477

Store count at end of period	2,019	1,924	2,019	1,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net earnings	$342,036	$385,030	$1,064,998	$1,355,767

Other comprehensive income	—	—	—	—
Comprehensive income	$342,036	$385,030	$1,064,998	$1,355,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Current Assets
Cash and cash equivalents	$3,906,490	$4,922,365	$5,259,595
Accounts receivable	168,483	119,247	158,765
Merchandise inventory	2,494,002	2,262,273	2,231,242
Prepaid expenses and other	192,214	169,291	195,309
Total current assets	6,761,189	7,473,176	7,844,911

Property and Equipment
Land and buildings	1,491,927	1,240,246	1,194,125
Fixtures and equipment	3,882,127	3,425,762	3,357,986
Leasehold improvements	1,402,653	1,332,687	1,317,979
Construction-in-progress	171,185	574,333	506,903
	6,947,892	6,573,028	6,376,993
Less accumulated depreciation and amortization	3,939,154	3,674,501	3,592,707
Property and equipment, net	3,008,738	2,898,527	2,784,286

Operating lease assets	3,101,882	3,027,272	3,032,175
Other long-term assets	228,286	241,281	254,362
Total assets	$13,100,095	$13,640,256	$13,915,734

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,927,757	$2,372,302	$2,652,881
Accrued expenses and other	616,753	613,089	625,426
Current operating lease liabilities	656,837	630,517	620,675
Accrued payroll and benefits	251,479	588,772	512,336
Income taxes payable	11,404	10,249	—
Current portion of long-term debt	—	—	64,991
Total current liabilities	3,464,230	4,214,929	4,476,309

Long-term debt	2,455,460	2,452,325	2,451,283
Non-current operating lease liabilities	2,596,221	2,539,297	2,551,162
Other long-term liabilities	223,162	236,013	296,819
Deferred income taxes	214,022	137,642	156,944

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 344,808,000, 351,720,000 and 353,694,000 shares, respectively	3,448	3,517	3,537
Additional paid-in capital	1,793,265	1,717,530	1,681,802
Treasury stock	(581,267)	(535,895)	(535,642)
Retained earnings	2,931,554	2,874,898	2,833,520
Total stockholders’ equity	4,147,000	4,060,050	3,983,217
Total liabilities and stockholders’ equity	$13,100,095	$13,640,256	$13,915,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended October 29, 2022

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 29, 2022	351,720	$3,517	$1,717,530	$(535,895)	$2,874,898	$4,060,050
Net earnings	—	—	—	—	338,445	338,445
Common stock issued under stock
plans, net of shares
used for tax withholding	1,131	11	5,906	(38,113)	—	(32,196)
Stock-based compensation	—	—	36,071	—	—	36,071
Common stock repurchased	(2,524)	(25)	(10,266)	—	(229,274)	(239,565)
Dividends declared ($0.310 per share)	—	—	—	—	(108,908)	(108,908)
Balance at April 30, 2022	350,327	$3,503	$1,749,241	$(574,008)	$2,875,161	$4,053,897
Net earnings	—	—	—	—	384,517	384,517
Common stock issued under stock
plans, net of shares
used for tax withholding	153	1	5,974	(521)	—	5,454
Stock-based compensation	—	—	26,803	—	—	26,803
Common stock repurchased	(2,928)	(29)	(12,594)	—	(222,812)	(235,435)
Dividends declared ($0.310 per share)	—	—	—	—	(108,285)	(108,285)
Balance at July 30, 2022	347,552	$3,475	$1,769,424	$(574,529)	$2,928,581	$4,126,951
Net earnings	—	—	—	—	342,036	342,036
Common stock issued under stock
plans, net of shares
used for tax withholding	47	1	6,405	(6,738)	—	(332)
Stock-based compensation	—	—	29,493	—	—	29,493
Common stock repurchased	(2,791)	(28)	(12,057)	—	(231,608)	(243,693)
Dividends declared ($0.310 per share)	—	—	—	—	(107,455)	(107,455)
Balance at October 29, 2022	344,808	$3,448	$1,793,265	$(581,267)	$2,931,554	$4,147,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended October 30, 2021

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 30, 2021	356,503	$3,565	$1,579,824	$(478,550)	$2,185,801	$3,290,640
Net earnings	—	—	—	—	476,479	476,479
Common stock issued under stock
plans, net of shares
used for tax withholding	614	6	6,057	(47,378)	—	(41,315)
Stock-based compensation	—	—	28,674	—	—	28,674
Dividends declared ($0.285 per share)	—	—	—	—	(101,657)	(101,657)
Balance at May 01, 2021	357,117	$3,571	$1,614,555	$(525,928)	$2,560,623	$3,652,821
Net earnings	—	—	—	—	494,258	494,258
Common stock issued under stock
plans, net of shares
used for tax withholding	30	—	6,471	(1,637)	—	4,834
Stock-based compensation	—	—	29,584	—	—	29,584
Common stock repurchased	(1,449)	(14)	(5,492)	—	(170,278)	(175,784)
Dividends declared ($0.285 per share)	—	—	—	—	(101,727)	(101,727)
Balance at July 31, 2021	355,698	$3,557	$1,645,118	$(527,565)	$2,782,876	$3,903,986
Net earnings	—	—	—	—	385,030	385,030
Common stock issued under stock
plans, net of shares
used for tax withholding	97	1	6,091	(8,077)	—	(1,985)
Stock-based compensation	—	—	38,517	—	—	38,517
Common stock repurchased	(2,101)	(21)	(7,924)	—	(233,250)	(241,195)
Dividends declared ($0.285 per share)	—	—	—	—	(101,136)	(101,136)
Balance at October 30, 2021	353,694	$3,537	$1,681,802	$(535,642)	$2,833,520	$3,983,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	October 29, 2022	October 30, 2021
Cash Flows From Operating Activities
Net earnings	$1,064,998	$1,355,767
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	290,565	262,139
Stock-based compensation	92,367	96,775
Deferred income taxes	76,380	35,077
Change in assets and liabilities:
Merchandise inventory	(231,729)	(722,260)
Other current assets	(72,079)	(50,139)
Accounts payable	(452,968)	422,277
Other current liabilities	(308,202)	160,984
Income taxes	3,397	(60,442)
Operating lease assets and liabilities, net	8,634	4,767
Other long-term, net	1,304	(1,292)
Net cash provided by operating activities	472,667	1,503,653

Cash Flows From Investing Activities
Additions to property and equipment	(417,901)	(377,916)
Net cash used in investing activities	(417,901)	(377,916)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	18,298	18,626
Treasury stock purchased	(45,372)	(57,092)
Repurchase of common stock	(718,693)	(416,979)
Dividends paid	(324,648)	(304,520)
Net cash used in financing activities	(1,070,415)	(759,965)

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(1,015,649)	365,772

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,982,382	4,953,769
End of period	$3,966,733	$5,319,541

Supplemental Cash Flow Disclosures
Interest paid	$80,316	$82,209
Income taxes paid	$261,309	$454,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended October 29, 2022 and October 30, 2021
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 29, 2022 and October 30, 2021, the results of operations, comprehensive income, and stockholders’ equity for the three and nine month periods ended October 29, 2022 and October 30, 2021, and cash flows for the nine month periods ended October 29, 2022 and October 30, 2021. The Condensed Consolidated Balance Sheet as of January 29, 2022, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income, and stockholders’ equity for the three and nine month periods ended October 29, 2022 and October 30, 2021, and cash flows for the nine month periods ended October 29, 2022 and October 30, 2021 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and nine month periods ended October 29, 2022 and October 30, 2021:

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Ladies	25%	26%	25%	26%
Home Accents and Bed and Bath	25%	25%	25%	25%
Men’s	15%	15%	15%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	13%	13%	13%	14%
Shoes	13%	11%	13%	12%
Children’s	9%	10%	9%	9%
Total	100%	100%	100%	100%

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	October 29, 2022	January 29, 2022	October 30, 2021
Cash and cash equivalents	$3,906,490	$4,922,365	$5,259,595
Restricted cash and cash equivalents included in:
Prepaid expenses and other	11,446	11,403	10,790
Other long-term assets	48,797	48,614	49,156
Total restricted cash and cash equivalents	60,243	60,017	59,946
Total cash, cash equivalents, and restricted cash and cash equivalents	$3,966,733	$4,982,382	$5,319,541
Property and equipment. As of October 29, 2022 and October 30, 2021, the Company had $30.2 million and $14.4 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Operating leases. Supplemental cash flow disclosures related to operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended		Nine Months Ended
($000)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating lease assets obtained in exchange for operating lease liabilities	$235,186	$208,767	$549,267	$395,428

Cash dividends. The Company’s Board of Directors declared a cash dividend of $0.310 per common share in March, May, and August 2022, and $0.285 per common share in March, May, August, and November 2021.

On November 16, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.310 per common share, payable on December 30, 2022.

Stock repurchase program. In March 2022, the Company's Board of Directors approved a new two-year program to repurchase up to $1.9 billion of the Company's common stock through fiscal 2023. This new program replaced the previous $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time the Company had repurchased $650 million of stock under the $1.5 billion program). The Company repurchased 8.2 million shares of common stock for $718.7 million during the nine month period ended October 29, 2022. The Company repurchased 3.5 million shares of common stock for $417.0 million during the nine month period ended October 30, 2021.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violation of wage and hour/employment laws and consumer protection laws. Class/representative action litigation remains pending as of October 29, 2022.

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

Recently issued accounting standards. In September 2022, the FASB issued Accounting Standards Update (ASU) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity's use of supplier finance programs. The ASU requires enhanced and additional disclosures about the key terms of supplier finance programs including a description of where in the financial statements any related amounts are presented. The initial guidance in the ASU will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

The fair value of the Company’s financial instruments are as follows:

($000)	October 29, 2022	January 29, 2022	October 30, 2021
Cash and cash equivalents (Level 1)	$3,906,490	$4,922,365	$5,259,595

Restricted cash and cash equivalents (Level 1)	$60,243	$60,017	$59,946

The underlying assets in the Company’s non-qualified deferred compensation program as of October 29, 2022, January 29, 2022, and October 30, 2021 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	October 29, 2022	January 29, 2022	October 30, 2021
Level 1	$148,849	$163,891	$178,966

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

Stock-based compensation. For the three and nine month periods ended October 29, 2022 and October 30, 2021, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Restricted stock	$22,177	$18,841	$63,337	$53,487
Performance awards	6,186	18,601	25,800	40,000
Employee stock purchase plan	1,130	1,075	3,230	3,288
Total	$29,493	$38,517	$92,367	$96,775

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and nine month periods ended October 29, 2022 and October 30, 2021, is as follows:

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification ($000)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Cost of goods sold	$16,547	$18,594	$50,768	$48,354
Selling, general and administrative	12,946	19,923	41,599	48,421
Total	$29,493	$38,517	$92,367	$96,775

The tax benefits related to stock-based compensation expense for the three and nine month periods ended October 29, 2022 were $6.1 million and $18.9 million, respectively. The tax benefits related to stock-based compensation expense for the three and nine month periods ended October 30, 2021 were $8.4 million and $19.4 million, respectively.

Restricted stock awards. The Company grants shares of restricted stock or restricted stock units to directors, officers, and key employees. The market value of shares of restricted stock and restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years.

During the three and nine month periods ended October 29, 2022 and October 30, 2021, shares purchased by the Company for tax withholding totaled 74,844 and 490,060, and 70,488 and 471,081, respectively, and are considered treasury shares which are available for reissuance.

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

As of October 29, 2022, shares related to unvested restricted stock, restricted stock units, and performance share awards totaled 4.5 million shares. A summary of restricted stock, restricted stock units, and performance share award activity for the nine month period ended October 29, 2022, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at January 29, 2022	4,378	$99.58
Awarded	1,504	88.98
Released	(1,266)	90.38
Forfeited	(101)	101.39
Unvested at October 29, 2022	4,515	$98.44

The unamortized compensation expense at October 29, 2022 was $213.6 million, which is expected to be recognized over a weighted-average remaining period of 2.0 years. The unamortized compensation expense at October 30, 2021, was $193.8 million, which was expected to be recognized over a weighted-average remaining period of 2.1 years.

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

For the three and nine month periods ended October 29, 2022, approximately 85,000 and 492,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively, because their effect would have been anti-dilutive for the periods presented. For the three and nine month periods ended October 30, 2021, approximately 13,200 and 3,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively, because their effect would have been anti-dilutive for the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
October 29, 2022
Shares	342,120	1,600	343,720	344,686	1,526	346,212
Amount	$1.00	$—	$1.00	$3.09	$(0.01)	$3.08

October 30, 2021
Shares	351,071	2,010	353,081	352,308	2,169	354,477
Amount	$1.10	$(0.01)	$1.09	$3.85	$(0.03)	$3.82

Note E: Debt

Long-term debt. Unsecured senior debt, net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	October 29, 2022	January 29, 2022	October 30, 2021
6.530% Series B Senior Notes due 2021	$—	$—	$64,991
3.375% Senior Notes due 2024	249,144	248,808	248,697
4.600% Senior Notes due 2025	696,841	695,888	695,571
0.875% Senior Notes due 2026	495,732	494,814	494,508
4.700% Senior Notes due 2027	239,791	239,470	239,364
4.800% Senior Notes due 2030	132,559	132,431	132,388
1.875% Senior Notes due 2031	495,113	494,691	494,551
5.450% Senior Notes due 2050	146,280	146,223	146,204
Total long-term debt	$2,455,460	$2,452,325	$2,516,274

Less: current portion	—	—	64,991
Total due beyond one year	$2,455,460	$2,452,325	$2,451,283

As of October 29, 2022, January 29, 2022, and October 30, 2021, total unamortized discount and debt issuance costs were $19.5 million, $22.7 million, and $23.7 million, respectively, and were classified as a reduction of Long-term debt.

As of October 29, 2022 and January 29, 2022 the aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.2 billion and $2.6 billion, respectively. As of October 30, 2021 the aggregate fair value of the then eight outstanding series of Senior Notes was approximately $2.6 billion. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

See Note D: Debt, in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for additional information regarding the terms of the Company’s unsecured senior notes.

Revolving credit facilities. In February 2022, the Company entered into a new, $1.3 billion senior unsecured revolving Credit Agreement (the “2022 Credit Facility”), which replaced its previous $800 million unsecured revolving credit facility. The 2022 Credit Facility expires in February 2027, and may be extended, at the Company's request and with the consent of the lenders, for up to two additional one year periods, subject to customary conditions. The new facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing the Company to increase the size of its credit facility by up to an additional $700 million, with the agreement of the committing lenders. The interest rate on borrowings under the 2022 Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin, and is payable quarterly and upon maturity. The 2022 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of October 29, 2022, the Company was in compliance with this financial covenant.

As of October 29, 2022, the Company had no borrowings or standby letters of credit outstanding under the 2022 Credit Facility, and the $1.3 billion credit facility remains in place and available.

The table below shows the components of interest expense and income for the three and nine month periods ended October 29, 2022 and October 30, 2021:

	Three Months Ended		Nine Months Ended
($000)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Interest expense on long-term debt	$21,150	$22,227	63,429	$66,626
Other interest expense	448	391	1,242	1,012
Capitalized interest	(663)	(3,682)	(4,489)	(10,511)
Interest income	(23,737)	(192)	(34,621)	(627)
Interest (income) expense, net	$(2,802)	$18,744	$25,561	$56,500

Note F: Taxes on Earnings

The Company’s effective tax rate for the three and nine month periods ended October 29, 2022 and October 30, 2021, was approximately 24%. The Company's effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

As of October 29, 2022, January 29, 2022, and October 30, 2021, the reserves for unrecognized tax benefits were $70.7 million, $68.1 million, and $76.9 million, inclusive of $9.1 million, $7.6 million, and $9.8 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $56.7 million would impact the Company’s effective tax rate. It is reasonably possible that certain state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $10.0 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 29, 2022 and October 30, 2021, the related condensed consolidated statements of earnings, comprehensive income, and stockholders’ equity, for the three and nine month periods ended October 29, 2022 and October 30, 2021, and cash flows for the nine month periods ended October 29, 2022 and October 30, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
December 6, 2022

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores -- Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,696 locations in 40 states, the District of Columbia, and Guam as of October 29, 2022. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 323 dd’s DISCOUNTS stores in 21 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Results of Operations

Comparable store sales declined 3% in the third quarter of fiscal 2022, compared to a 14% gain in the third quarter of 2021 (versus 2019), reflecting the continued impact of inflationary pressures our customers are facing as well as an increasingly promotional retail environment. During the quarter, we experienced the deleveraging effects from the comparable store sales decline as well as higher merchandise markdowns, which were partially offset by lower incentive compensation costs. These factors resulted in diluted earnings per share of $1.00 in the third quarter of fiscal 2022, compared to $1.09 per share in the third quarter of fiscal 2021. We expect our customers and operations will continue to be impacted by ongoing inflationary headwinds.

There remains significant uncertainty in the current macro-economic environment, driven by inflation, increasing interest rates, the continuing impacts from the Russia-Ukraine conflict, and concerns of a possible recession. These factors impact both consumer demand and many of the costs in our business. In addition, there continues to be uncertainty surrounding the COVID-19 pandemic, including its unknown duration, the potential for future resurgences and new virus variants, its potential impact on consumer behavior and shopping patterns, and the potential adverse impact on our business.

The following table summarizes the financial results for the three and nine month periods ended October 29, 2022 and October 30, 2021:

	Three Months Ended				Nine Months Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
Sales
Sales (millions)	$4,566		$4,575		$13,482		$13,896
Comparable store sales (decline) growth	(3%)	[1]	14%	[2]	(5%)	[1]	14%	[2]

Costs and expenses (as a percent of sales)
Cost of goods sold	75.0%		72.7%		74.3%		71.5%
Selling, general and administrative	15.2%		15.9%		15.1%		15.2%
Interest (income) expense, net	(0.1%)		0.4%		0.2%		0.4%

Earnings before taxes (as a percent of sales)	9.9%		11.0%		10.4%		12.9%

Net earnings (as a percent of sales)	7.5%		8.4%		7.9%		9.8%
[1] Amounts shown are for the three and nine month periods of fiscal 2022 compared to the same periods of fiscal 2021 for stores that have been open for more than 14 complete months.
[2] Amounts shown are for the three and nine month periods of fiscal 2021 compared to the same periods of fiscal 2019. Comparable store sales for this purpose represents sales from stores that were open at the end of fiscal 2018, plus new stores opened in fiscal 2019, less stores closed in fiscal 2019 and fiscal 2020.

Stores. Our long-term strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

The following table summarizes the stores opened and closed during the three and nine month periods ended October 29, 2022 and October 30, 2021:

	Three Months Ended		Nine Months Ended
Store Count	October 29, 2022	October 30, 2021	October 29, 2022		October 30, 2021
Beginning of the period	1,980	1,896	1,923		1,859
Opened in the period	40	28	99		65
Closed in the period	(1)	—	(3)	[1]	—
End of the period	2,019	1,924	2,019		1,924

[1] Includes a temporary closure of a store impacted by a weather event.

Sales. Sales for the three and nine month periods ended October 29, 2022 decreased $9.1 million and $414.0 million, or 0.2% and 3.0%, respectively, compared to the three and nine month periods ended October 30, 2021. The respective 3% and 5% comparable store sales declines for the three and nine month periods ended October 29, 2022 were primarily due to escalating inflationary pressures impacting our customers in the current quarter and fiscal year to date combined with the prior year benefiting from government stimulus as well as pent-up customer demand as COVID-19 restrictions eased. These comparable store sales declines were partially offset by the opening of 95 net new stores between October 30, 2021 and October 29, 2022.

Our sales mix for the three and nine month periods ended October 29, 2022 and October 30, 2021 is shown below:

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Ladies	25%	26%	25%	26%
Home Accents and Bed and Bath	25%	25%	25%	25%
Men’s	15%	15%	15%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	13%	13%	13%	14%
Shoes	13%	11%	13%	12%
Children’s	9%	10%	9%	9%
Total	100%	100%	100%	100%

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

Cost of goods sold. Cost of goods sold for the three and nine month periods ended October 29, 2022 increased $98.0 million and $84.8 million, respectively, compared to the three and nine month periods ended October 30, 2021, primarily due to increased distribution costs, higher ocean freight costs, and the opening of 95 net new stores between October 30, 2021 and October 29, 2022.

Cost of goods sold as a percentage of sales for the three month period ended October 29, 2022 increased approximately 230 basis points compared to the three month period ended October 30, 2021, due to a 165 basis point decline in merchandise margin primarily due to increased markdowns, a 140 basis point increase in distribution expenses primarily due to a combination of timing of packaway inventory carrying costs and additional costs from our new distribution center, and deleverage of 20 basis points in occupancy costs. These increases were partially offset by a 75 basis point decrease in buying costs primarily due to lower incentive compensation expenses and a 20 basis point decrease in domestic freight costs.

Cost of goods sold as a percentage of sales for the nine month period ended October 29, 2022 increased approximately 280 basis points compared to the nine month period ended October 30, 2021, due to a 180 basis point decline in merchandise margin primarily due to higher ocean freight costs and increased markdowns, an 85 basis point increase in distribution expenses primarily due to timing of packaway inventory carrying costs, additional costs from our new distribution center, and higher wages, deleverage of 40 basis points in occupancy costs, and a 30 basis point increase in domestic freight costs mainly driven by higher fuel prices and costs associated with industry-wide supply chain congestion. These increases were partially offset by a 55 basis point decrease in buying costs primarily due to lower incentive compensation expenses.

We expect the unfavorable timing of packaway-related costs and higher merchandise markdowns to impact margins through the fourth quarter of fiscal 2022.

Selling, general and administrative expenses. For the three and nine month periods ended October 29, 2022, selling, general and administrative expenses ("SG&A") decreased $32.4 million and $88.7 million, respectively, compared to the three and nine month periods ended October 30, 2021. These decreases were primarily due to lower incentive compensation, partially offset by the opening of 95 net new stores between October 30, 2021 and October 29, 2022.

SG&A as a percentage of sales for the three month period ended October 29, 2022 decreased 70 basis points, compared to the three month period ended October 30, 2021, primarily due to lower incentive compensation costs which were partially offset by the deleveraging effect of lower comparable store sales.

SG&A as a percentage of sales for the nine month period ended October 29, 2022 decreased 20 basis points, compared to the nine month period ended October 30, 2021, primarily due to both lower incentive compensation and COVID-19 costs, partially offset by higher wages and the deleveraging effect of lower comparable store sales.

We expect our operating costs in fiscal 2022 to continue to reflect the impact from higher wages and inflation.

Interest (income) expense, net. Interest (income) expense, net for the three and nine month periods ended October 29, 2022 decreased $21.5 million and $30.9 million, respectively, compared to the same periods in the prior year. These decreases were primarily due to higher interest income and lower interest expense on long-term debt due to the repayment of the principal on the $65.0 million notes in the fourth quarter of fiscal 2021, partially offset by lower capitalized interest.

Interest (income) expense, net for the three and nine month periods ended October 29, 2022 and October 30, 2021 consists of the following:

	Three Months Ended		Nine Months Ended
($000)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Interest expense on long-term debt	$21,150	$22,227	$63,429	$66,626
Other interest expense	448	391	1,242	1,012
Capitalized interest	(663)	(3,682)	(4,489)	(10,511)
Interest income	(23,737)	(192)	(34,621)	(627)
Interest (income) expense, net	$(2,802)	$18,744	$25,561	$56,500

Taxes on earnings. Our effective tax rate for the three and nine month periods ended October 29, 2022 and October 30, 2021 was approximately 24%. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

Net earnings. Net earnings as a percentage of sales for the three month period ended October 29, 2022 and October 30, 2021 were 7.5% and 8.4%, respectively. Net earnings as a percentage of sales for the three month period ended October 29, 2022 was lower primarily due to higher cost of goods sold, partially offset by lower SG&A expenses and higher interest income.

Net earnings as a percentage of sales for the nine month periods ended October 29, 2022 and October 30, 2021 were 7.9% and 9.8%, respectively. Net earnings as a percentage of sales for the nine month period ended October 29, 2022 was lower primarily due to higher cost of goods sold, partially offset by lower SG&A expenses and lower interest expense.

Earnings per share. Diluted earnings per share for the three month period ended October 29, 2022 was $1.00 compared to $1.09 for the three month period ended October 30, 2021. Diluted earnings per share for the nine month period ended October 29, 2022 was $3.08 compared to $3.82 for the nine month period ended October 30, 2021. The $0.09 and $0.74 decreases in the diluted earnings per share for the three and nine month periods ended October 29, 2022 were primarily attributable to an 11% and 21% decrease in net earnings, respectively, partially offset by the 3% and 2%, respectively, reductions in weighted-average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to pay dividends, to repay debt as it becomes due, and to repurchase stock under active stock repurchase programs.

	Nine Months Ended
($000)	October 29, 2022	October 30, 2021
Cash provided by operating activities	$472,667	$1,503,653
Cash used in investing activities	(417,901)	(377,916)
Cash used in financing activities	(1,070,415)	(759,965)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(1,015,649)	$365,772

Operating Activities

Net cash provided by operating activities was $0.5 billion for the nine month period ended October 29, 2022. This was primarily driven by net earnings (excluding non-cash expenses for depreciation, amortization, and stock-based compensation), partially offset by merchandise inventory payments and payment of fiscal 2021 incentive bonuses. Net cash provided by operating activities was $1.5 billion for the nine month period ended October 30, 2021. This was primarily driven by net earnings (excluding non-cash expenses for depreciation and amortization).

The decrease in cash flow from operating activities for the nine month period ended October 29, 2022, compared to the same period in the prior year, was primarily driven by lower accounts payable leverage, payment of fiscal 2021 incentive bonuses, and lower net earnings. Accounts payable leverage was 77% and 119% as of October 29, 2022 and October 30, 2021, respectively. The decrease in accounts payable leverage from the prior year was primarily driven by higher packaway receipts and associated merchandise payments combined with shorter payment terms.

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

Changes in packaway inventory levels impact our operating cash flow. As of October 29, 2022, packaway inventory was 41% of total inventory compared to 40% at the end of fiscal 2021. As of October 30, 2021, packaway inventory was 31% of total inventory compared to 38% at the end of fiscal 2020. The year-over-year increase reflects higher receipts used to build our packaway inventory to more normal operating levels and the earlier than expected arrival of merchandise that will flow to stores later in fiscal 2022. The prior year reflects our use of a substantial amount of packaway merchandise to support the increased level of sales.

Investing Activities

Net cash used in investing activities was $417.9 million and $377.9 million for the nine month periods ended October 29, 2022 and October 30, 2021, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems, and buying and corporate offices. The increase in cash used in investing activities for the nine month period ended October 29, 2022, compared to the same period in the prior year, was primarily driven by higher capital expenditures related to construction of new stores and existing store projects, partially offset by lower expenditures related to the construction of our Brookshire, Texas distribution center, which opened in the first quarter of fiscal 2022.

Capital expenditures for fiscal 2022 are currently projected to be approximately $700 million. Our planned capital expenditures for fiscal 2022 are expected to be used for investments in our supply chain to support long-term growth, including construction of our next distribution center, costs for fixtures and leasehold improvements to open planned new Ross and dd’s DISCOUNTS stores, investments in certain information technology systems, and for various other needed expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $1.1 billion and $760.0 million for the nine month periods ended October 29, 2022 and October 30, 2021, respectively. The increase in cash used in financing activities for the nine month period ended October 29, 2022, compared to the nine month period ended October 30, 2021, was primarily due to stock repurchases under our current $1.9 billion stock repurchase program.

Revolving credit facilities. In February 2022, we entered into a new, $1.3 billion senior unsecured revolving Credit Agreement (the “2022 Credit Facility”), which replaced our previous $800 million unsecured revolving credit facility. The 2022 Credit Facility expires in February 2027, and may be extended, at our request and with the consent of the lenders, for up to two additional one year periods, subject to customary conditions. The new facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing us to increase the size of our credit facility by up to an additional $700 million, with the agreement of the committing lenders. The interest rate on borrowings under the 2022 Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin, and is payable quarterly and upon maturity. The 2022 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of October 29, 2022, we were in compliance with this financial covenant.

As of October 29, 2022, we had no borrowings or standby letters of credit outstanding under the 2022 Credit Facility and the $1.3 billion credit facility remains in place and available.

Senior notes. As of October 29, 2022, we had $2.5 billion of outstanding unsecured Senior Notes. Refer to Note E: Debt, for further information on the unsecured senior debt.

Other financing activities. In March 2022, our Board of Directors approved a new two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023, with the expectation to buy back $950 million of common stock in fiscal 2022. This new program replaced the previous $1.5 billion two-year stock repurchase program, effective at the end of fiscal 2021 (at which time we had repurchased $650 million of stock under the previous $1.5 billion program).

We repurchased 8.2 million and 3.5 million shares of common stock for $718.7 million and $417.0 million during the nine month periods ended October 29, 2022 and October 30, 2021, respectively. We also acquired 0.5 million and 0.5 million shares of treasury stock under our employee equity compensation programs, for aggregate purchase prices of approximately $45.4 million and $57.1 million during the nine month periods ended October 29, 2022 and October 30, 2021, respectively.

Our Board of Directors declared a cash dividend of $0.310 per common share in March, May, and August 2022, and $0.285 per common share in March, May, August, and November 2021.

In November 2022, our Board of Directors declared a cash dividend of $0.310 per common share, payable on December 30, 2022.

For the nine month periods ended October 29, 2022 and October 30, 2021, we paid cash dividends of $324.6 million and $304.5 million, respectively.

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

We ended the third quarter of fiscal 2022 with $3.9 billion of unrestricted cash balances, and we have $1.3 billion available under our senior unsecured revolving credit facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of October 29, 2022:

($000)	Less than one year	Greater than one year	Total¹

Recorded contractual obligations:
Senior notes	$—	$2,474,991	$2,474,991
Operating leases	684,692	2,611,399	3,296,091
New York buying office ground lease[2]	7,552	1,111,490	1,119,042
Unrecorded contractual obligations:
Real estate obligations[3]	7,343	197,130	204,473
Interest payment obligations	80,316	435,134	515,450
Purchase obligations[4]	3,617,969	136,049	3,754,018
Total contractual obligations	$4,397,872	$6,966,193	$11,364,065

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

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of October 29, 2022.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize some of our insurance obligations. As of October 29, 2022, January 29, 2022, and October 30, 2021, we had $3.0 million, $3.3 million, and $3.3 million, respectively, in standby letters of credit outstanding and $57.2 million, $56.7 million, and $56.6 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $7.8 million, $19.3 million, and $30.6 million in trade letters of credit outstanding at October 29, 2022, January 29, 2022, and October 30, 2021, respectively.

Dividends. In November 2022, our Board of Directors declared a cash dividend of $0.310 per common share, payable on December 30, 2022.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that management believes to be reasonable. The uncertainties and potential impacts from inflation, interest rate increases, the Russia-Ukraine conflict, and the ongoing COVID-19 pandemic increase the challenge of making these estimates; actual results could differ materially from our estimates. During the third quarter of fiscal 2022, there have been no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended January 29, 2022.

Forward-Looking Statements

This report contains a number of forward-looking statements regarding, without limitation, the continuing challenges from the COVID-19 pandemic and related economic disruptions, and our plans and responses to them, planned new store growth, capital expenditures, and other matters. These forward-looking statements reflect our then-current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

Future impact from the ongoing COVID-19 pandemic, military conflicts and economic sanctions, inflation, interest rate increases, and other economic and industry trends that could potentially impact revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks are not limited to but may include:

•The uncertainties and potential for the recurrence of significant business disruptions arising from the COVID-19 pandemic, including its unknown duration, the potential for new virus variants and future resurgences, and the potential adverse impact on consumer demand and our business.
•Unexpected changes in the level of consumer spending on, or preferences for, apparel and home-related merchandise, which could adversely affect us.
•Impacts from the macro-economic environment, including inflation, interest rates, housing costs, energy and fuel costs, financial and credit market conditions, recession concerns, geopolitical conditions (including the current Russia-Ukraine conflict), pandemics, or public health and public safety issues, that affect consumer confidence and consumer disposable income.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of October 29, 2022.

Interest that is payable on our revolving credit facility is based on variable interest rates, and is therefore affected by changes in market interest rates. As of October 29, 2022, we had no borrowings outstanding under our revolving credit facility.

As of October 29, 2022, we have outstanding seven series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

Interest is receivable on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our condensed consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the three and nine month periods ended October 29, 2022. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the third fiscal quarter of 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2022 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
August
(7/31/2022 - 8/27/2022)	719,413	$86.12	719,413	$1,363,044
September
(8/28/2022 - 10/01/2022)	1,195,691	$88.27	1,124,640	$1,263,915
October
(10/02/2022- 10/29/2022)	951,184	$87.19	947,391	$1,181,307
Total	2,866,288	$87.37	2,791,444	$1,181,307

1 We acquired 74,844 shares of treasury stock during the quarter ended October 29, 2022. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 6, 2022.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	December 6, 2022	By:	/s/Adam Orvos
Adam Orvos
Executive Vice President, Chief Financial Officer