Form 10-K
period 2023-01-28
ROSS STORES, INC.
filed 2023-03-28
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 30, 2022 was $27,695,651,182, based on the closing price on that date as reported by the NASDAQ Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $.01 par value, outstanding on March 6, 2023 was 342,048,439.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders, which will be filed on or before May 28, 2023, are incorporated herein by reference into Part III.

Ross Stores, Inc.
Form 10-K

PART I

ITEM 1. BUSINESS

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.

Ross is the largest off-price apparel and home fashion chain in the United States, with 1,693 locations in 40 states, the District of Columbia, and Guam, as of January 28, 2023. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross’ target customers are primarily from middle income households.

We also operate 322 dd’s DISCOUNTS stores in 21 states as of January 28, 2023. dd’s DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood, and its target customers typically come from households with more moderate incomes than Ross customers.

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

We refer to our fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021 as fiscal 2022, fiscal 2021, and fiscal 2020, respectively, each of which were 52-week years.

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

Merchandising. Our merchandising strategy incorporates a combination of off-price buying techniques to purchase advance-of-season, in-season, and past-season merchandise for both Ross and dd’s DISCOUNTS. We believe merchandise with nationally recognized name brands sold at compelling discounts will continue to be an important determinant of our success. We generally leave the brand name label on the merchandise we sell.

We have established merchandise assortments that we believe are attractive to our target customers. Although we may offer fewer classifications of merchandise than most department stores, we generally offer a large selection within each classification, with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. Our merchandise offerings include, but are not limited to, apparel, footwear, accessories, small furniture, home accents, bed and bath, beauty, toys, luggage, gourmet food, cookware, jewelry and watches, and pet accessories.

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

Unlike most department and specialty stores, we typically do not require that vendors or manufacturers provide promotional allowances, co-op advertising allowances, return privileges, drop shipments to stores, or delayed deliveries of merchandise. For most orders, delivery is made to one of our distribution centers. These flexible requirements further enable our buyers to obtain significant discounts on purchases.

The merchandise that we offer in all of our stores is acquired through opportunistic purchases created by manufacturer and brand overruns and canceled orders both during and at the end of a season (“close-out” purchases), and production direct from brands and factories (“upfront” purchases). We also source merchandise under in-house brands or vendor brands. Upon receipt, merchandise can be shipped to stores in-season or can be stored in our warehouses as packaway merchandise.

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

In fiscal 2022, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 40% of total inventories as of January 28, 2023 and January 29, 2022.

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

At the end of fiscal 2022, we had over 900 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average seven years of experience, including merchandising positions with other retailers. We expect to continue to make additional targeted investments in our merchant organization to further develop our relationships with our manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

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

Our pricing strategy at Ross differs from that of a department or specialty store. We purchase our merchandise at lower prices and mark it up less than a department or specialty store. This strategy enables us to offer customers consistently low prices and compelling value. Our buyers review specified departments in our stores for possible markdowns based on the rate of sale on a weekly basis, as well as at the end of fashion seasons, to promote faster turnover of merchandise inventory and to accelerate the flow of fresh product. A similar pricing strategy is in place at dd’s DISCOUNTS where prices are compared to those in moderate department and discount stores.

Stores

As of January 28, 2023, we operated a total of 2,015 stores comprised of 1,693 Ross stores and 322 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, our real estate strategy is to cluster Ross stores with the objective to increase our market penetration and to benefit from economies of scale in advertising, distribution, field management, and other overhead. When evaluating a new store location, we consider factors such as the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions. Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time and at reasonable costs in a given market. We do the same for dd’s DISCOUNTS stores.

We believe a key element of our success at both Ross and dd’s DISCOUNTS is our organized and easy-to-shop in-store environment which allows customers to shop at their own pace. While our stores promote a self-service, treasure-hunt shopping experience, the layouts are designed to enhance customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Our store’s sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and styles through prominent category and sizing markers. Our stores have shopping carts and/or baskets available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing.

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

Information Systems

We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Current initiatives include continued enhancements to our stores, supply chain, merchandising, and cybersecurity systems. These initiatives support future growth, the execution and achievement of our plans, ongoing stability, and compliance.

Distribution

We operate distribution processing facilities where we receive and ship all of our merchandise to our stores. These distribution centers are large, highly automated, and built to suit our specific off-price business model. We also operate warehouse facilities for packaway storage.

We utilize a combination of owned, leased, and third-party cross-dock facilities to distribute merchandise from distribution centers to stores on a regional basis. Shipments are made by contract carriers to the stores three to six times per week depending on location.

We believe that our distribution centers and warehouses with their current expansion capabilities will provide adequate processing and storage capacity to support our near term store growth plans. Information on the size and locations of our distribution centers and warehouse facilities is found in ITEM 2. PROPERTIES.

Marketing and Advertising

We use a variety of marketing and advertising media to communicate our value proposition to customers—savings off the same brands carried at department or specialty stores every day. This includes a mix of television, digital channels, radio, and new store grand openings. Within digital channels, we continue to grow our social media, digital video, and digital audio presence to communicate our brand positions. We believe that a mix of channels is important to reach our customers.

Trademarks

The trademarks for ROSS®, Ross Dress For Less®, and dd’s DISCOUNTS® have been registered with the United States Patent and Trademark Office.

Human Capital

As of January 28, 2023, we had approximately 101,000 total associates, which includes both full- and part-time associates in our stores, distribution centers, and buying and corporate offices. The majority of these associates worked in our retail stores. Additionally, we hire temporary associates, especially during peak seasons. We have no associates that are covered by a collective bargaining agreement. Management considers the relationship between the Company and our associates to be strong.

Our associates play essential roles in not only delivering great values to our customers but also evolving and strengthening the culture at Ross. We strive to have a workforce that reflects our values, supports our business growth, and strengthens our communities. Throughout our organization, we recognize and appreciate the importance of attracting, retaining, and developing our associates and we have a number of key programs to do so.

Our culture. Values start with our people. At Ross, we strive to do what is right for our associates, customers, and the communities we serve. We are also committed to promoting an inclusive culture and work environment in which our associates are treated with dignity and respect.

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

Compensation and benefits. We are dedicated to providing our associates with competitive pay and benefits, a safe working environment, recognition for achievements, channels to share opinions and ideas, opportunities to give back, support for educational advancement, and merchandise and other discounts. We are also continuing to invest in our associates with programs that assist with physical, emotional, and financial wellness.

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

Competition

We believe the principal competitive factors in the off-price retail apparel and home fashion industry are offering significant discounts on brand name merchandise, offering a well-balanced assortment that appeals to our target customers, and consistently providing store environments that are convenient and easy to shop. To execute this concept, we continue to make strategic investments in our organization. We also continue to make improvements to our merchandising systems to strengthen our ability to plan, buy, and allocate product to our stores. We operate in an attractive sector of retail which offers both value and convenience. We believe that we are well-positioned within the off-price retail apparel and home fashion industry to compete based on these factors.

Nevertheless, the retail apparel and home fashion markets are highly fragmented and competitive. We face a challenging and rapidly changing macroeconomic and retail environment that creates intense competition for our business from online retailers, department stores, specialty stores, discount stores, warehouse stores, other off-price retailers, and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantially greater resources. The retail apparel and home-related businesses may become even more competitive in the future.

Seasonality

Although our off-price business is subject to less seasonality than traditional retailers, sales are generally higher during the second half of the year, which includes the back-to-school and holiday seasons.

Available Information

The internet address for our corporate website is www.rossstores.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and any amendments to those reports are made available free of charge on or through the Investors section of our corporate website, promptly after being electronically filed with the Securities and Exchange Commission. Our annual Corporate Social Responsibility Report is found in the Social Responsibility section of our corporate website. That report and the other information found on our corporate website are not part of this report or of any other report or regulatory filing we file with or furnish to the Securities and Exchange Commission.

Executive Officers of the Registrant

The following sets forth the names and ages of our executive officers, indicating each person’s principal occupation or employment during at least the past five years. The term of office is at the discretion of our Board of Directors.

Name	Age	Position
Barbara Rentler	65	Chief Executive Officer
Michael J. Hartshorn	55	Group President and Chief Operating Officer
Michael Kobayashi	58	President and Chief Capability Officer
Brian Morrow	63	President and Chief Merchandising Officer, dd’s DISCOUNTS
Adam Orvos	58	Executive Vice President and Chief Financial Officer

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

ITEM 1A. RISK FACTORS

Our fiscal 2022 Annual Report on Form 10-K and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events, our projected future financial performance, operations, competitive position, and our planned growth, that are all subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and from our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

MACROECONOMIC AND RETAIL INDUSTRY BUSINESS RISKS

We are subject to impacts from the macroeconomic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income, and also increase our costs. Inflation, supply chain disruptions, and other accompanying economic impacts from the Russia-Ukraine conflict, the COVID-19 pandemic, or other external events may continue to have significant negative effects on our costs and on consumer confidence, shopping behavior, and spending, which may adversely affect our sales and profitability.
Consumer spending levels and shopping behaviors for the merchandise we sell are affected by many external factors. Currently, elevated inflation is affecting consumer demand for our products and increasing our costs. Factors such as higher fuel and energy costs, rising food prices, rising interest rates, increases in housing costs, the size and timing of government stimulus programs, wage rates, unemployment levels, income tax rates and the timing of tax refunds, availability of consumer credit, consumer debt levels, and the resulting effects on consumers’ disposable income and consumer confidence in future economic conditions all have an impact on consumer spending habits for our merchandise.

The ongoing Russia-Ukraine conflict is resulting in major, potentially prolonged economic sanctions and other responses from the United States and other countries, which present significant risks and uncertainties. These events may continue to cause various adverse macroeconomic effects, including inflation, increases in fuel and energy costs, rising food prices, and depressed financial markets.

The effects of the COVID-19 pandemic continue to present significant risks and uncertainty. The widespread pandemic continues to adversely impact global economies and has resulted in significant economic volatility. The extent and duration of the impacts from the COVID-19 pandemic on our business and our financial results will depend largely on future developments, including the duration and spread of outbreaks within the U.S., regional surges in infection, vaccination rates, and acquired immunity rates, the effectiveness of vaccines in controlling current and future variants of the virus, the response by all levels of government in their efforts to contain the outbreak and to mitigate the resulting economic disruptions, and the related impact on consumer confidence, shopping behavior, and spending, all of which are highly uncertain and cannot be predicted. There is significant uncertainty over potential changes in consumer behavior and shopping patterns as the pandemic continues and as different regions experience surges. Such impacts have and may in the future adversely affect our profitability, cash flows, financial results, and our capital resources.

Elevated inflation, the Russia-Ukraine conflict, bank failures, the continuing COVID-19 pandemic, and other potential, adverse developments in these or other areas, could reduce demand for our merchandise, increase our cost of goods, freight, and payroll, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States and its territories, so we are especially susceptible to changes in the U.S. economy.

Competitive pressures in the apparel and home-related merchandise retailing industry are high.
The retail industry is highly competitive and the marketplace is highly fragmented, as many different retailers compete for market share by utilizing a variety of store and online formats and merchandising strategies. We expect competition to increase in the future. There are limited economic barriers for others to enter the off-price retail sector. We compete for customers, associates, store locations, and merchandise with many other local, regional, and national retailers, traditional department stores, upscale mass merchandisers, other off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce. Our retail competitors constantly adjust their pricing, business strategies, and promotional activity (particularly during holiday periods) in response to changing market conditions or their own financial condition. The substantial sales growth in e-commerce within the last decade has also encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create successful online shopping alternatives. Intense pressures from our competitors, our inability to adapt effectively and quickly to a changing competitive landscape, or a failure to effectively execute our off-price model, could reduce demand for our merchandise, decrease our inventory turnover, cause us to take greater markdowns, and negatively affect our sales and margins.

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
Although no one store accounts for more than one percent of our sales, our corporate headquarters, Los Angeles buying office, nine distribution centers/warehouses, and approximately 22% of our stores are located in California. Natural or other disasters, such as the COVID-19 pandemic (or other future pandemics), wildfires, earthquakes, hurricanes, tornadoes, floods, or other extreme weather and climate conditions, or fires, explosions, and acts of war or terrorism, or public health issues, in any of our markets could disrupt our operations or our supply chain, or could shut down, damage, or destroy our stores or distribution facilities. We carry fire, flood, wind, and earthquake insurance to help mitigate the risk of financial loss that may result from such events.

STRATEGIC RISKS

We depend on the market availability, quantity, and quality of attractive brand name merchandise at desirable discounts, and on the ability of our buyers to purchase merchandise to enable us to offer customers a wide assortment of merchandise at competitive prices.
Opportunistic buying, lean inventory levels, and frequent inventory turns are critical elements of our off-price business strategy. Maintaining an overall pricing differential to department and specialty stores is also key to our ability to attract customers and sustain our sales and gross margins. Our opportunistic buying places considerable discretion with our merchants, who are in the marketplace continually and who are generally purchasing merchandise for the current or upcoming season. Our ability to meet or exceed our operating performance targets depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers and that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced. To the extent that certain of our vendors decide not to sell to us or go out of business, the amount of high quality merchandise available to us could also be materially reduced. Because a significant portion of the apparel and other goods we sell is originally manufactured in other countries, constraints on the availability of shipping capacity, changes in transportation costs or in U.S. tariffs, trade relationships, or tax policies, and natural disasters, or public health issues such as the COVID-19 pandemic (or other future pandemics), that reduce the supply or increase the relative cost of imported goods, could also result in disruptions to our existing supply relationships. Shortages, delays, or disruptions in the availability to us of high quality, value-priced merchandise would likely have a material adverse effect on our sales and margins.

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

Any increase in labor costs may adversely impact our profitability or, if we fail to pay competitive wages, may result in increased turnover. Excessive turnover may result in higher costs associated with finding, hiring, and training new associates. If we cannot hire enough qualified associates, or if there is a disruption in the supply of personnel we hire from third-party providers, especially during our peak seasons, our operations could be negatively impacted.

Because of the distinctive nature of our off-price model, we must also attract, train, and retain our key associates across the Company, especially within our buying organization. The loss of one or more of our key personnel or the inability to effectively identify a suitable successor for a key role could have a material adverse effect on our business. There is no assurance that we will be able to attract or retain highly qualified associates in the future and any failure to do so could have a material adverse effect on our growth, operations, or financial position.

We need to obtain acceptable new store sites with favorable consumer demographics to achieve our planned growth.
Successful growth requires us to find appropriate real estate sites in our targeted market areas. We compete with other retailers and businesses for acceptable store locations. For the purpose of identifying locations, we rely on consumer demographics. While we believe consumer demographics are helpful indicators of acceptable store locations, we recognize that this information cannot predict future consumer preferences and buying trends with complete accuracy. Time frames for negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations. We may not be able to open new stores or, if opened, operate those new stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, we may not be able to renegotiate our current lease terms which could negatively impact our operating results. New stores may not achieve the same sales or profit levels as our existing stores and adding stores to existing markets may adversely affect the sales and profitability of other existing stores. If we cannot acquire sites on attractive terms, it could limit our ability to grow or adversely affect the economics of our new stores in various markets.

To achieve growth, we need to expand in existing markets and enter new geographic markets.
Our growth strategy is based on successfully expanding our off-price model in current markets and in new geographic regions. There are significant risks associated with our ability to continue to expand our current business and to enter new markets. Stores we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, advertising, or operating costs than stores we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes, and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. Our limited operating experience and limited brand recognition in new markets may require us to build brand awareness in that market through greater investments in marketing, advertising, and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate, and retain qualified associates.

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

To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption, delay, or increase in the cost of imports, including the imposition of import or other restrictions such as product detention, war, acts of terrorism, natural disasters, or public health issues such as the COVID-19 pandemic (or other future pandemics) could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by global shipping capacity limitations, or by financial or political instability in any of the countries in which the goods we purchase are manufactured. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. We cannot predict whether any of the countries from which our products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type, or effect of any such restrictions.

Our ability to effectively advertise and market our business could impact customer traffic and demand for our merchandise.
Customer traffic and demand for our merchandise is influenced by our advertising and marketing activities, the name recognition and reputation of our brands, and the location of our stores. Although we use marketing and advertising mediums to attract customers to our stores, particularly through television and digital channels, our competitors may spend more or use different approaches, which could provide them with a competitive advantage. Our advertising and other promotional programs may not be effective or may be perceived negatively, or could require increased expenditures, any of which could adversely affect sales or increase costs.

OPERATIONAL RISKS

In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage. As a result of changes in shopping behaviors due to inflation, the COVID-19 pandemic, and disruptions to supply chains and store operations, we are at risk for inventory imbalances and the potential for higher than normal levels of markdowns to sell through our inventory, increased cost of goods, and for lost sales due to insufficient inventory to meet customer demand, any of which would negatively affect our sales, gross margin, and operating results.
We purchase the majority of our inventory based on our sales plans. If our actual demand is lower than our sales plans, we may experience excess inventory levels and need to take markdowns on excess or slow-moving inventory, resulting in decreased profit margins. Inflation may continue to cause our costs to purchase inventory to be higher than we planned, and we may not be able to sell the inventory to our customers at correspondingly increased prices, resulting in decreased profit margins. We also may have insufficient inventory to meet customer demand, leading to lost sales opportunities. The COVID-19 pandemic and accompanying economic impacts may continue to change shopping behavior so that our predictions and sales plans become less accurate, and that may lead us to have higher than usual levels of slow-moving or non-salable inventory at our prior planned price levels. We would then need to aggressively and progressively reduce our selling prices in order to clear out that inventory, which would result in decreased profit margins or losses on sales of that inventory, and adversely affect our results of operations in future periods.

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

We are currently making, and will continue to make, significant technology investments to improve or replace information processes and systems that are key to managing our business. We must monitor and choose sound investments and implement them at the right pace. The risk of system disruption is increased whenever significant system changes are undertaken. An excessive rate of technological change could detract from the effectiveness of adoption and could make it more difficult for us to realize benefits from new technology. Poorly targeting opportunities, failing to make good investments, or making an investment commitment significantly above or below our needs could damage our competitive position and adversely impact our business and results of operations. Additionally, the potential problems and interruptions associated with implementing technology system changes could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide us with the anticipated benefits, or may provide them on a delayed schedule or at a higher cost.

Our information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, cyberattacks, computer viruses, internal or external security breaches, catastrophic events such as severe storms, fires, earthquakes, floods, acts of terrorism, and design or usage errors by our associates or by third parties. If our information systems or our back-up systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems could have a material adverse effect on our business and results of operations.

A disruption within our logistics or supply chain network could adversely affect our ability to timely and efficiently transport merchandise to our stores or our distribution centers, which could impair our ability to meet customer demand for products and result in lost sales or increased supply chain costs. Such disruptions may result from public health issues such as the COVID-19 pandemic (or other future pandemics), cyberattacks, damage or destruction to our distribution centers, weather-related events, natural disasters, trade restrictions, tariffs, third-party strikes or ineffective cross-dock operations, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, or other factors beyond our control. Any such disruptions could negatively impact our financial performance or financial condition.

The COVID-19 pandemic may continue to adversely affect our business, operations, and financial performance and condition.
The United States and other countries continue to experience a global pandemic with related, potentially significant, disruptions and cost impacts to retail operations and supply chains, and to general economic activities. The COVID-19 pandemic continues to evolve, with new virus variants, and has an unknown duration and severity.

As the COVID-19 pandemic continues, our business and operations may be affected by future recommendations and/or mandates from federal, state, and local authorities. Additional outbreaks and spreading of the disease have been occurring across the United States and levels of spread have gone up and down in different regions. Government authorities in affected regions have in the past taken actions, sometimes drastic, including mandatory capacity restrictions, reduced operating hours, and closure of retail operations, in an effort to slow down the spread of the disease. The COVID-19 pandemic may potentially adversely affect our ability to adequately staff our distribution centers, stores, and merchant and other support operations. We may still face temporary store and distribution center closures nationally, regionally, or in specific locations.

We have a concentration of store locations in the states of California, Texas, and Florida; together those states include almost 50% of our stores. More than half of our distribution center and warehouse capacity is located in California. A severe outbreak or temporary closure affecting these facilities would be very disruptive to our ability to supply merchandise to our stores. Further, the COVID-19 pandemic continues to impact multiple countries, leading to supply related disruptions, including port of exit/entry congestion, shipping delays, and ocean freight cost increases, which may also adversely affect our ability to access and ship products from affected regions.

Damage to our corporate reputation or brands could adversely affect our sales and operating results.
Our reputation is partially based on perceptions of various subjective qualities and overall integrity. Any incident that erodes the trust or confidence of our customers or the general public could adversely affect our reputation and business, particularly if the incident results in significant adverse publicity or governmental inquiry. Such an incident could also include alleged acts or omissions by, or situations involving, our vendors (or their contractors or subcontractors), the landlords for our stores, or our associates outside of work, and may pertain to social or political issues or protests largely unrelated to our business. Similarly, our responses to events or crises and our position (or perceived lack of position) on environmental, social, and governance (“ESG”) matters, such as sustainability, corporate social responsibility, diversity, equality, and inclusion (“DE&I”), responsible sourcing, and any perceived lack of transparency about those matters could harm our reputation.

The use of social media and other online platforms, including blogs, applications, websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons, continues to increase. The availability of information (whether correct or erroneous) on social media and other online platforms is virtually immediate, as is its impact. Many social media and other online platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, which could negatively affect our sales, diminish customer trust, reduce employee morale and productivity, and lead to difficulties in recruiting and retaining qualified associates. The harm may be immediate, without affording us an opportunity for redress or correction.

We are subject to impacts from instances of damage to our stores and losses of merchandise accompanying protests or demonstrations, which may result in temporary store closures.
In recent years, there have been demonstrations and protests in cities throughout the United States. While they have generally been peaceful, in some locations they have been accompanied by violence, damage to retail stores, and the loss of merchandise. While generally subject to coverage by insurance, the repairs of damage to our stores and replacement of lost merchandise may increase our costs and temporarily disrupt store operations, and we may incur increased operating costs for additional security. Governmental authorities in affected cities and regions may take action in an effort to protect people and property while permitting lawful and non-violent protests, including curfews and restrictions on business operations, which may be disruptive to our operations. These activities, governmental responses, and resulting media coverage may also harm consumer confidence and perceptions of personal well-being and security, which may negatively affect shopping behavior and our sales.

COMPLIANCE, REGULATORY, AND LEGAL RISKS

Consumer problems or legal issues involving the quality, safety, or authenticity of products we sell could harm our reputation, result in lost sales, and/or increase our costs.
Various governmental authorities regulate the quality and safety of merchandise we sell. These regulations and related laws frequently change, and the ultimate cost of compliance cannot be precisely estimated. Because of our opportunistic buying strategies, we sometimes obtain merchandise in new categories or from new vendors we have not previously dealt with. Although our vendor arrangements typically place contractual responsibility on the vendor for resulting liability and we generally rely on our vendors to provide authentic merchandise that matches the stated quality attributes and complies with applicable product safety and other laws, any non-compliance with consumer product safety laws may subject us to product recalls, make certain products unsalable, or require us to incur significant compliance costs.

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

Regardless of fault, any real or perceived issues with the quality and safety of merchandise we offer (particularly products such as food and children’s items), issues with the authenticity of merchandise, or our inability or that of our vendors, to comply on a timely basis with laws and regulatory requirements, could adversely affect our reputation, result in lost sales, inventory write-offs, uninsured product liability or other legal claims, penalties or losses, merchandise recalls, and increased costs.

An adverse outcome in various legal, regulatory, or tax matters could damage our reputation or brand and increase our costs.
As an ordinary part of our business, we are involved in various legal proceedings, regulatory reviews, tax audits, and/or other legal matters. These may include lawsuits, inquiries, demands, or other claims or proceedings by governmental entities and private plaintiffs, including those relating to employment and employee benefits (including classification, employment rights, discrimination, harassment, wage and hour, and retaliation), workplace safety, securities, real estate, tort, commercial, consumer protection, privacy, product compliance and safety, advertising, environmental, comparative pricing, product labeling, intellectual property, tax, escheat, and whistle-blower claims. We continue to be involved in a number of employment-related lawsuits, including class/representative actions which are primarily in California.

We are subject to federal, state, and local rules and regulations in the United States, and to various international laws, which change from time to time. These legal requirements collectively affect multiple aspects of our business, including the cost of health care, workforce management and employee benefits, minimum wages, advertising, comparative pricing, import/export, sourcing and manufacturing, data protection (including customer and associate data privacy, choice, and notification rights), intellectual property, and others. If we fail to comply (or are alleged not to comply) with any of these requirements, we may be subject to fines, settlements, penalties, or other costs. In addition, an adverse outcome (or the adverse publicity from the claims) in any of these matters may damage our reputation or brand. We are also subject to the continuous examination of our tax returns and reports by federal, state, and local tax authorities and these examining authorities may challenge positions we take.

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
A predominant portion of the apparel and other goods we sell is originally manufactured in other countries. The U.S. government has at times indicated a willingness to significantly change existing trade policies, including those with China. This exposes us to risks of disruption and cost increases in our established patterns for sourcing our merchandise and creates increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes in U.S. tariffs, quotas, trade relationships, or tax provisions that reduce the supply or increase the relative cost of goods produced in other countries could increase our cost of goods and/or increase our effective tax rate. Although such changes would have implications across the entire industry, we may fail to effectively adapt and to manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in U.S. laws and policies, as we make business decisions in the face of uncertainty as to potential changes, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues and expenses, increase our effective tax rates, and reduce our profitability.

GENERAL RISKS

We may experience volatility in sales and earnings.
Our business has slower and busier periods based on holiday and back-to-school seasons, weather, and other factors. Although our off-price business is historically subject to less seasonality than traditional retailers, we may still experience unexpected decreases in sales from time to time, which could result in increased markdowns and reduced margins. Significant operating expenses, such as rent expense and associate wages, do not adjust proportionately with our sales. If sales in a certain period are lower than our plans, we may not be able to adjust these operating expenses concurrently, which could adversely affect our operating results.

To support our continuing operations, our new store and distribution center growth plans and other capital investment plans, our quarterly dividends, and our stock repurchase program, we must maintain sufficient liquidity; the COVID-19 pandemic and related economic disruptions are adding significant uncertainty and challenges.
We depend upon our operations to generate strong cash flows to support our general operating activities, and to finance our operations, make capital expenditures and acquisitions, manage our debt levels, and return value to our stockholders through dividends and stock repurchases. While the pandemic continues, disruptions to our operations may occur, nationally, regionally, or in specific locations. The situation continues to evolve and has an unknown duration and severity. If we are unable to generate sufficient cash flows from operations to support our activities, our growth plans and our financial performance would be adversely affected.

If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. In addition, if we do not properly allocate our capital resources to maximize returns, our operations, cash flows, and returns to stockholders could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At January 28, 2023, we operated a total of 2,015 stores, of which 1,693 were Ross stores in 40 states, the District of Columbia, and Guam, and 322 were dd’s DISCOUNTS stores in 21 states. Nearly all our stores are leased. See additional discussion under “Stores” in ITEM 1. BUSINESS.

The following table summarizes the locations of our stores by state/territory as of January 28, 2023 and January 29, 2022.

State/Territory	January 28, 2023	January 29, 2022
Alabama	26	25
Arizona	84	82
Arkansas	10	10
California	452	443
Colorado	41	39
Delaware	4	4
District of Columbia	2	2
Florida	239	231
Georgia	66	64
Guam	3	2
Hawaii	21	22
Idaho	12	12
Illinois	101	94
Indiana	31	28
Iowa	7	6
Kansas	14	12
Kentucky	17	15
Louisiana	21	21
Maryland	28	27
Mississippi	11	9
Missouri	31	30
Montana	6	6
Nebraska	7	6
Nevada	41	41
New Jersey	18	18
New Mexico	20	18
North Carolina	52	49
North Dakota	3	3
Ohio	22	11
Oklahoma	29	28
Oregon	32	30
Pennsylvania	53	51
South Carolina	31	30
South Dakota	2	2
Tennessee	40	39
Texas	294	277
Utah	26	24
Virginia	42	41
Washington	45	45
West Virginia	4	2
Wisconsin	24	21
Wyoming	3	3
Total	2,015	1,923

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time and at reasonable costs in a given market. At January 28, 2023, the majority of our stores had unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each. The weighted-average unexpired current lease term of our leased stores is approximately six years or approximately 19 years if renewal options are included.

The following table summarizes the location and approximate sizes of our distribution/warehouse facilities and office locations as of January 28, 2023. Square footage information for the distribution and warehouse facilities represents total ground floor area of the facility. Square footage information for office space represents total space owned and leased.

		Total Approximate Square Footage
Location	Number of Facilities	Owned	Leased

Distribution/Warehouse Facilities
Buckeye, Arizona[1]	1	1,700,000	—
Moreno Valley, California	3	1,300,000	1,850,000
Perris, California	2	1,999,000	—
Riverside, California	1	449,000	—
Shafter, California	3	1,700,000	1,353,000
Statesville, North Carolina	1	—	640,000
Carlisle, Pennsylvania	4	465,000	604,000
Fort Mill, South Carolina	5	2,051,000	415,000
Rock Hill, South Carolina	2	1,200,000	431,000
Brookshire, Texas	1	1,890,000	—

Office Space
Dublin, California	1	414,000	—
Los Angeles, California	1	—	120,000
Boston, Massachusetts	1	—	5,000
New York City, New York	1	572,000	—

1 We are currently in the process of completing the construction of this distribution center.

See additional discussion under “Distribution” in ITEM 1. BUSINESS.

ITEM 3. LEGAL PROCEEDINGS

We have been named in class/representative action lawsuits, primarily in California, alleging violations by us of wage and hour laws and consumer protection laws. Class/representative action litigation remains pending as of January 28, 2023.

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

Like many retailers and other businesses, we have filed a lawsuit as plaintiff against various insurance companies with respect to our claims for insurance coverage for business interruption, property damage, and other losses that we have experienced as a result of the COVID-19 pandemic. Our suit was filed in Alameda County, California in December 2020. The proceedings are ongoing and remain subject to significant uncertainties.

We believe that the resolution of our currently pending class/representative action litigation and other currently pending legal and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

General information. Our stock is traded on The NASDAQ Global Select Market® under the symbol ROST. There were 1,217 stockholders of record as of March 6, 2023 and the closing stock price on that date was $112.40 per share.

Cash dividends. On February 28, 2023, our Board of Directors declared a quarterly cash dividend of $0.335 per common share, payable on March 31, 2023. Our Board of Directors declared cash dividends of $0.310 per common share in March, May, August, and November 2022. Our Board of Directors declared a cash dividend of $0.285 per common share in March, May, August, and November 2021.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2022 is as follows:

Period	Total number of shares (or units) purchased¹	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(10/30/2022 - 11/26/2022)	583,255	$99.14	583,255	$1,123,480
December
(11/27/2022 - 12/31/2022)	861,651	$115.90	855,352	$1,024,350
January
(01/01/2023 - 01/28/2023)	650,657	$118.49	627,629	$950,000
Total	2,095,563	$112.04	2,066,236	$950,000

¹ We acquired 29,327 shares of treasury stock during the quarter ended January 28, 2023. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

In March 2022, our Board of Directors approved a new two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023. This new program replaced the previous $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time we had repurchased $650 million under the $1.5 billion program).

Refer to Note H: Stockholders’ Equity in the Notes to Consolidated Financial Statements for equity compensation plan information. The information under Item 12 of this Annual Report on Form 10-K under the caption “Equity compensation plan information” is incorporated herein by reference.

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

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal year-end and measures the performance of this investment as of the last trading day in the month of January for each of the following five years. These measurement dates are based on the historical month-end data available and vary slightly from our actual fiscal year end date for each period. Data with respect to returns for the S&P Index and the Dow Jones Apparel Retailers Index is not readily available for periods shorter than one month. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and Dow Jones Apparel Retailers

$225
$200
$175
$150
$125
$100
$75
$50
Index Value
1/18
1/19
1/20
1/21
1/22
1/23
Period Ending
Ross Stores, Inc.
S&P 500 Index
Dow Jones Apparel Retailers

		Indexed Returns for Fiscal Years Ended
	Base Period
Company/Index	2017	2018	2019	2020	2021	2022
Ross Stores, Inc.	100	117	145	144	125	158
S&P 500 Index	100	98	119	139	172	158
Dow Jones Apparel Retailers	100	109	121	130	143	157

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,693 locations in 40 states, the District of Columbia, and Guam, as of January 28, 2023. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 322 dd’s DISCOUNTS stores in 21 states as of January 28, 2023 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our primary objective is to pursue and refine our existing off-price strategies to maintain and improve both profitability and financial returns over the long term. Over the past three years, we have faced a series of unprecedented challenges from the COVID-19 pandemic, subsequent supply chain disruptions and their related cost pressures, and ongoing inflationary headwinds. These conditions have had significant impacts not only on our own business operations and costs but also on our customers’ household budgets and in turn their shopping behaviors. As a result, our customers are seeking even stronger values when visiting our stores. We are closely monitoring market share trends for the off-price industry and we believe our share gains will continue to grow through continued focus on bringing value and convenience to our consumers.

We believe our merchandising and operational strategies enable us to deliver the most competitive bargains available to meet our customers’ ongoing demand for name brand fashions for the family and home at compelling discounts every day. We believe our continued focus on these strategies will enable us to maximize our potential for both sales and profit growth in fiscal 2023 and beyond.

The fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021 are referred to as fiscal 2022, fiscal 2021, and fiscal 2020, respectively, and were 52-week years.

In our fiscal 2021 Annual Report on Form 10-K, we compared our results of operations and financial condition to fiscal 2020 and also to the fiscal year ended February 1, 2020 (“fiscal 2019”). We believe the extended closure of our operations in the spring of 2020, and the significant disruptions caused by the COVID-19 pandemic throughout fiscal 2020, made fiscal 2019 a more useful and relevant basis for comparison to our fiscal 2021 performance. For comparisons of fiscal 2021 to both fiscal 2019 and fiscal 2020, refer to our Annual Report on Form 10-K for fiscal 2021.

Results of Operations

The following table summarizes the financial results for fiscal 2022, 2021, and 2020:

	2022		2021		2020
Sales
Sales (millions)	$18,696		$18,916		$12,532
Sales (decline) growth	(1.2)%		50.9%		(21.9)%
Comparable store sales (decline) growth	(4)%	[1]	13%	[2]	n/a	[3]

Costs and expenses (as a percent of sales)
Cost of goods sold	74.6%		72.5%		78.5%
Selling, general and administrative	14.8%		15.2%		20.0%
Interest expense, net	0.0%		0.4%		0.7%

Earnings before taxes (as a percent of sales)	10.6%		11.9%		0.8%

Net earnings (as a percent of sales)	8.1%		9.1%		0.7%

[1] Comparable stores are stores open for more than 14 complete months.
[2] Amount shown is for fiscal 2021 compared to fiscal 2019. Comparable store sales for this purpose represents sales from stores that were open at the end of fiscal 2019, less stores closed in fiscal 2020 and fiscal 2021.

[3] Given the temporary store closures resulting from the COVID-19 pandemic, the comparable store sales metric for fiscal 2020 is not meaningful.

Stores. Total stores open at the end of fiscal 2022, 2021, and 2020 were 2,015, 1,923, and 1,859, respectively. The number of stores at the end of fiscal 2022, 2021, and 2020 increased by 5%, 3%, and 3% from the respective prior years. In fiscal 2022, we opened 99 new stores. Looking forward to 2023, we expect to open approximately 100 new stores. We remain confident in our ability to expand in both new and existing regional markets over time. We continue to believe that consumers’ increased focus on value and convenience and the significant number of brick-and-mortar retail closures and bankruptcies over the last several years, provides opportunities for us to gain market share. Our longer term strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria.

Store Count	2022		2021	2020
Ross
Beginning of the period	1,628		1,585	1,546
Opened in the period	71		44	50
Closed in the period	(6)	[1]	(1)	(11)
Total Ross stores end of period	1,693		1,628	1,585
dd’s DISCOUNTS
Beginning of the period	295		274	259
Opened in the period	28		21	16	[2]
Closed in the period	(1)		—	(1)
Total dd’s DISCOUNTS stores end of period	322		295	274
Total stores end of period	2,015		1,923	1,859

[1] Includes the temporary closure of a store impacted by a weather event.
[2] Includes the reopening of a store previously temporarily closed due to a weather event.

The total selling square footage as of January 28, 2023, January 29, 2022, and January 30, 2021 was 41.4 million, 39.9 million, and 38.8 million, respectively.

Sales. Sales for fiscal 2022 decreased $0.2 billion, or 1.2%, compared to the prior year. This was primarily due to a 4% decline in comparable store sales driven by escalating inflationary pressures that reduced customer demand during the fiscal year combined with the benefit in the prior year from government stimulus, as well as pent-up customer demand as COVID-19 restrictions eased. The sales decline was partially offset by the opening of 92 net new stores during fiscal 2022.

Sales for fiscal 2021 increased $6.4 billion, or 50.9%, compared to fiscal 2020. This was primarily due to all store locations remaining open throughout fiscal 2021, compared to the negative impact from the COVID-19 related closures of all of our stores during a significant portion of the March 2020 to June 2020 period. Sales for fiscal 2021 also benefited from a combination of government stimulus payments, increasing vaccination rates, diminishing COVID-19 restrictions on operations, pent-up consumer demand, and strong execution of our merchandising strategies. Sales also increased due to the opening of 64 net new stores during fiscal 2021.

Our sales mix is shown below for fiscal 2022, 2021, and 2020:

	2022	[1]	2021	2020
Home Accents and Bed and Bath	26%		26%	28%
Ladies	24%		25%	23%
Men’s	15%		14%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%		14%	14%
Shoes	12%		12%	12%
Children’s	9%		9%	9%
Total	100%		100%	100%

There remains significant uncertainty in the current macroeconomic environment, driven by inflation, increasing interest rates, the continuing impacts from the Russia-Ukraine conflict, concerns of a possible recession, and the COVID-19 pandemic. We expect these factors to continue impacting both our customers and our business in fiscal 2023. We intend to address the uncertain and competitive conditions within the retail climate for apparel and home goods by pursuing and refining our existing strategies, continuing to strengthen our merchant organization, diversifying our merchandise mix, and further developing our systems to improve our merchandise offerings. We cannot be sure our strategies and store expansion program will result in sales growth or an increase in net earnings.

Cost of goods sold. Cost of goods sold in fiscal 2022 increased $0.2 billion compared to the prior year mainly due to higher ocean and domestic freight costs, increased distribution costs, and higher merchandise markdowns, partially offset by lower comparable store sales and lower buying costs. Cost of goods also increased due to the opening of 92 net new stores during fiscal 2022.

Cost of goods sold in fiscal 2021 increased $3.9 billion compared to fiscal 2020 mainly due to higher sales, given that all our stores were open throughout fiscal 2021, compared to the negative impact from the COVID-19 related closures of all of our stores during a significant portion of the March 2020 to June 2020 period. Cost of goods also increased due to the opening of 64 net new stores during fiscal 2021.

Cost of goods sold as a percentage of sales for fiscal 2022 increased approximately 210 basis points from fiscal 2021 primarily due to a 130 basis point decline in merchandise margin primarily due to higher ocean freight costs and increased markdowns, an 85 basis point increase in distribution expenses primarily due to the timing of packaway inventory carrying costs and the deleveraging effect from the opening of our Brookshire, Texas distribution center, a 30 basis point deleverage in occupancy costs, and a 25 basis point increase in domestic freight costs primarily due to higher fuel costs. These increases were partially offset by a 60 basis point decrease in buying costs primarily due to lower incentive compensation expenses.

We expect incentive compensation expenses to return to target levels in fiscal 2023 and for domestic and ocean freight costs to decrease.

Selling, general and administrative expenses. For fiscal 2022, selling, general and administrative expenses (“SG&A”) decreased $115.2 million compared to the prior year. The decrease was primarily due to lower incentive compensation expenses and lower COVID-19 costs, partially offset by the opening of 92 net new stores during fiscal 2022.

For fiscal 2021, SG&A increased $371.2 million compared to fiscal 2020. The increase was primarily due to all our stores remaining open throughout fiscal 2021 compared to the impact from the COVID-19 related closures of all of our stores during a significant portion of the March 2020 to June 2020 period, and to the opening of 64 net new stores during fiscal 2021, partially offset by approximately $240 million in long-term debt refinancing costs incurred in fiscal 2020.

SG&A as a percentage of sales for fiscal 2022 decreased by approximately 45 basis points compared to fiscal 2021 primarily due to lower incentive compensation expenses and lower COVID-19 costs, partially offset by higher wages and the deleveraging effect of the 4% comparable store sales decline.

We expect SG&A in fiscal 2023 to increase as a result of incentive compensation expenses returning to target levels.

Interest expense, net. In fiscal 2022, net interest expense decreased by $71.5 million compared to fiscal 2021 primarily due to increased interest income from higher interest rates and lower interest expense on long-term debt due to the repayment of the principal on the $65.0 million notes in fiscal 2021, partially offset by lower capitalized interest.

In fiscal 2021, net interest expense decreased by $9.1 million compared to fiscal 2020 primarily due to the elimination of interest expense on short-term debt due to the repayment of our $800 million revolving credit facility in October 2020 and higher capitalized interest primarily related to the construction of our Brookshire, Texas distribution center, partially offset by lower interest income primarily due to lower interest rates.

The table below shows the components of interest expense, net for fiscal 2022, 2021, and 2020:

($000)	2022	2021	2020
Interest expense on long-term debt	$84,558	$88,286	$88,544
Interest expense on short-term debt	—	—	7,863
Other interest expense	1,668	1,351	3,908
Capitalized interest	(5,678)	(14,476)	(12,251)
Interest income	(77,706)	(833)	(4,651)
Interest expense, net	$2,842	$74,328	$83,413

Taxes on earnings. Our effective tax rate for fiscal 2022 and 2021 was approximately 24%. Our effective tax rate for fiscal 2020 was 20%. The increase in effective tax rate of 4% for fiscal 2021 compared to fiscal 2020 was primarily due to the impact of hiring tax credits on lower pre-tax earnings in fiscal 2020.

Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

In fiscal 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA made several changes to business tax provisions including a one percent excise tax on stock repurchases made after December 31, 2022. The one percent excise tax does not impact our effective tax rate.

In fiscal 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act made several significant changes to business tax provisions including modifications for net operating losses, employee retention credits, and deferral of employer payroll tax payments. The Consolidated Appropriations

Act of 2021 (“CAA”) was signed into law during fiscal 2020. The CAA made several changes to business tax provisions including extending certain employment-related tax credits through December 31, 2025.

Net earnings. Net earnings as a percentage of sales for fiscal 2022 were lower than in fiscal 2021 primarily due to higher cost of goods sold, partially offset by lower SG&A expenses and lower interest expense. Net earnings as a percentage of sales for fiscal 2021 were higher compared to fiscal 2020 primarily due to lower cost of goods sold, lower SG&A expenses, and lower interest expense, partially offset by higher taxes on earnings.

Earnings per share. Diluted earnings per share in fiscal 2022 was $4.38 compared to $4.87 in the prior year. The lower diluted earnings per share in fiscal 2022 was primarily attributable to a 12% decrease in net earnings, partially offset by the 2% reduction in weighted-average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program.

Diluted earnings per share in fiscal 2021 was $4.87 compared to $0.24 in fiscal 2020. The higher diluted earnings per share in fiscal 2021 was primarily attributable to all our store locations remaining open throughout fiscal 2021, compared to the negative impact from the COVID-19 related closures of all of our stores during a significant portion of the March 2020 to June 2020 period.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures in connection with new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under active stock repurchase programs, pay dividends, and repay debt as it becomes due.

($ millions)	2022	2021	2020
Cash provided by operating activities	$1,689.4	$1,738.8	$2,245.9
Cash used in investing activities	(654.1)	(557.8)	(405.4)
Cash (used in) provided by financing activities	(1,405.4)	(1,152.4)	1,701.9
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(370.1)	$28.6	$3,542.4

Operating Activities

Net cash provided by operating activities was $1.7 billion in fiscal 2022. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, and an increase in deferred income taxes, partially offset by merchandise inventory payments and payment of fiscal 2021 incentive bonuses. Net cash provided by operating activities was $1.7 billion in fiscal 2021. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by higher merchandise inventory receipts net of accounts payable. Net cash provided by operating activities was $2.2 billion in fiscal 2020. This was primarily driven by higher accounts payable due to longer payment terms, lower merchandise receipts as we closely managed inventory levels and used packaway inventory to replenish our stores, and net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation.

The decrease in cash flow from operating activities in fiscal 2022 compared to fiscal 2021 was primarily driven by payment of fiscal 2021 incentive bonuses and lower net earnings, partially offset by lower merchandise inventory receipts net of accounts payable, higher income taxes payable, and higher deferred income taxes.

The decrease in cash flow from operating activities in fiscal 2021 compared to fiscal 2020 was primarily driven by lower accounts payable leverage (defined as accounts payable divided by merchandise inventory), partially offset by higher net earnings in the year.

Accounts payable leverage was 99%, 105%, and 150% as of January 28, 2023, January 29, 2022, and January 30, 2021, respectively. The decrease in accounts payable leverage in fiscal 2022 compared to fiscal 2021 was primarily driven by shorter payment terms. The decrease in accounts payable leverage in fiscal 2021 compared to fiscal 2020 was primarily driven by higher merchandise receipts to support higher sales and to replenish our packaway inventory.

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

Changes in packaway inventory levels impact our operating cash flow. At the end of fiscal 2022, packaway inventory was 40% of total inventory compared to 40% and 38% at the end of fiscal 2021 and 2020, respectively.

Investing Activities

Net cash used in investing activities was $654.1 million, $557.8 million, and $405.4 million in fiscal 2022, 2021, and 2020, respectively, and was related to capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems and buying and corporate offices.

The increase in cash used for investing activities in fiscal 2022 compared to fiscal 2021 was primarily due to higher capital expenditures related to the construction of 99 new stores compared to 65 in the prior year, the refresh and enhancement of our existing stores, the construction of our Buckeye, Arizona distribution center, and the investments in various information technology systems, partially offset by the lower expenditures related to our Brookshire, Texas distribution center which opened in the first quarter of fiscal 2022. The increase in cash used for investing activities in fiscal 2021 compared to fiscal 2020 was primarily due to an increase in our capital expenditures as a result of the resumption of capital projects deferred during fiscal 2020.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2022	2021	2020
New stores	$170.9	$124.9	$81.1
Existing stores	147.6	103.3	54.8
Information systems, corporate, and other	65.4	50.3	38.3
Distribution and transportation	270.2	279.3	231.2
Total capital expenditures	$654.1	$557.8	$405.4

Capital expenditures for fiscal 2023 are projected to be approximately $810 million. Our planned capital expenditures for fiscal 2023 are for investments in our supply chain to support long-term growth, including construction of our next distribution centers, costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash. The increase in our planned capital expenditures for fiscal 2023 compared to fiscal 2022 is primarily driven by investments in our next distribution centers, existing store improvements, information technology systems, and various expenditures related to distribution centers, and buying and corporate offices.

Financing Activities

Net cash used in financing activities was $1.4 billion and $1.2 billion in fiscal 2022 and 2021, respectively. Net cash provided by financing activities was $1.7 billion in fiscal 2020. The increase in cash used in financing activities for fiscal 2022 compared to fiscal 2021 was primarily due to stock repurchases under our current $1.9 billion stock repurchase program. The decrease in cash flows from financing activities for fiscal 2021 compared to fiscal 2020 was primarily due to the completion of our public debt offerings, net of refinancing costs in fiscal 2020, the resumption of our stock repurchases in the second quarter of fiscal 2021, the resumption of cash dividend payments in the first quarter of fiscal 2021, and the repayment of our Series B unsecured Senior Notes.

Revolving credit facilities. In February 2022, we entered into a new, $1.3 billion senior unsecured revolving credit agreement (the “2022 Credit Facility”), which replaced our previous $800 million unsecured revolving credit facility. As of January 28, 2023, we had no borrowings or standby letters of credit outstanding under the 2022 Credit Facility, the $1.3 billion credit facility remained in place and available, and we were in compliance with the financial covenant. Refer to Note D: Debt in the Notes to Consolidated Financial Statements for additional information.

Senior notes. As of January 28, 2023, we had approximately $2.5 billion of outstanding unsecured Senior Notes. Refer to Note D: Debt in the Notes to Consolidated Financial Statements for additional information.

Other financing activities. In March 2019, our Board of Directors approved a two-year $2.55 billion stock repurchase program through fiscal 2020. Due to the economic uncertainty stemming from the severe impact of the COVID-19 pandemic, we suspended that stock repurchase program as of March 2020, at which time we had repurchased $1.407 billion under the $2.55 billion stock repurchase program.

In May 2021, our Board of Directors authorized a program to repurchase up to $1.5 billion of our common stock through fiscal 2022.

In March 2022, our Board of Directors approved a new two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023. This new program replaced the previous $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time we had repurchased $650 million under the previous $1.5 billion program).

We repurchased 10.3 million, 5.7 million, and 1.2 million shares of common stock for aggregate purchase prices of approximately $950 million, $650 million, and $132 million in fiscal 2022, 2021, and 2020, respectively. During fiscal 2022, 2021, and 2020, we also acquired 0.5 million shares in each year of treasury stock from our employee equity incentive plans, for aggregate purchase prices of approximately $48.9 million, $57.3 million, and $45.2 million, respectively.

On February 28, 2023, our Board of Directors declared a quarterly cash dividend of $0.335 per common share, payable on March 31, 2023. Our Board of Directors declared a cash dividend of $0.310 per common share in March, May, August, and November 2022 and a cash dividend of $0.285 per common share in March, May, August, and November 2021. Prior to fiscal 2021, our most recent quarterly dividend was a quarterly cash dividend of $0.285 per common share declared by our Board of Directors in March 2020. In May 2020, we temporarily suspended our quarterly dividends due to the economic uncertainty stemming from the COVID-19 pandemic.

During fiscal 2022, 2021, and 2020, we paid dividends of $431.3 million, $405.1 million, and $101.4 million, respectively.

Short-term trade credit represents a significant source of financing for our merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank credit facility, and other credit sources to meet our capital and liquidity requirements, including for lease and interest payment obligations.

During fiscal 2022 and fiscal 2021, our liquidity and capital requirements were provided by available cash and cash flows from operations. During fiscal 2020, our liquidity and capital requirements were provided by available cash and cash flows from operations and by our long-term debt financing.

We ended fiscal 2022 with $4.6 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our senior unsecured revolving credit facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations

The table below presents our significant contractual obligations as of January 28, 2023:

	Less than 1 year	Greater than 1 year	Total¹
($000)
Recorded contractual obligations:
Senior notes	$—	$2,474,991	$2,474,991
Operating leases	684,987	2,612,652	3,297,639
New York buying office ground lease[2]	7,552	1,109,430	1,116,982
Unrecorded contractual obligations:
Real estate obligations[3]	13,167	262,651	275,818
Interest payment obligations	80,316	435,134	515,450
Purchase obligations[4]	3,387,014	68,507	3,455,521
Total contractual obligations	$4,173,036	$6,963,365	$11,136,401

1 We have a $57.4 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for operating leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, transportation, information technology services, store fixtures and supplies, and maintenance contracts.

Supply chain finance program. We facilitate a voluntary supply chain finance program (the “program”) to provide certain suppliers with the opportunity to sell receivables due from us to a participating financial institution at the sole discretion of both the suppliers and the financial institution. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with the supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into financial agreements with the participating financial institution in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.

All outstanding payments owed under the program are recorded within Accounts payable in the Consolidated Balance Sheets. The amounts owed to a participating financial institution under the program and included in Accounts payable were $119.2 million and $272.7 million at January 28, 2023 and January 29, 2022, respectively. We account for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows. The amounts settled through the program and paid to the participating financial institution were $777.5 million and $430.1 million during fiscal 2022 and 2021, respectively.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize some of our insurance obligations. We also use standby letters of credit outside of our revolving credit facility to collateralize some of our trade payable obligations. As of January 28, 2023 and January 29, 2022, we had $2.6 million and $3.3 million, respectively, in standby letters of credit outstanding and $57.8 million and $56.7 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. We had $7.6 million and $19.3 million in trade letters of credit outstanding at January 28, 2023 and January 29, 2022, respectively.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of January 28, 2023.

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

Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted-average basis) or net realizable value. Merchandise inventory includes acquisition, transportation, processing, and storage costs related to packaway inventory. Included in the carrying value of our merchandise inventory is a provision for shortage. The shortage reserve is based on historical shortage rates as determined through our annual physical merchandise inventory counts and cycle counts. Historically, our actual physical inventory count results have shown our provision for shortage to be reliable. As a measure of sensitivity, a five percent change in shortage rates as of January 28, 2023 would not have materially impacted our cost of goods sold in fiscal 2022.

Insurance obligations. We use a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. Our self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported. Should a greater amount of claims occur compared to what is estimated or the costs of medical care increase beyond what was anticipated, our recorded reserves may not be sufficient and additional charges could be required. A five percent increase or decrease in our insurance reserves would not have materially impacted our net earnings in fiscal 2022.

Recent Accounting Pronouncements

Refer to Note A: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact to our Consolidated Financial Statements.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2022, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, projected sales, costs and earnings, planned new store growth, capital expenditures, the continuing challenges from the COVID-19 pandemic and related economic disruptions and our plans and responses to them, sustainability and carbon reduction targets, and other matters. These forward-looking statements reflect our then-current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “looking ahead,” and similar expressions identify forward-looking statements.

Future impact from inflation, interest rate increases, ongoing military conflicts and economic sanctions, the COVID-19 pandemic, climate change, and other economic, regulatory, and industry trends that could potentially impact revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Refer to ITEM 1A. RISK FACTORS in this Annual Report on Form 10-K for a more complete discussion of risk factors for Ross and dd’s DISCOUNTS. The factors underlying our forecasts and plans are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time. We disclaim any obligation to update or revise these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of January 28, 2023.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of January 28, 2023, we had no borrowings outstanding under our revolving credit facility.

As of January 28, 2023, we have outstanding seven series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material negative impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended January 28, 2023. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Year Ended	Year Ended	Year Ended
($000, except per share data)	January 28, 2023	January 29, 2022	January 30, 2021
Sales	$18,695,829	$18,916,244	$12,531,565

Costs and Expenses
Cost of goods sold	13,946,230	13,708,907	9,838,574
Selling, general and administrative	2,759,268	2,874,469	2,503,281
Interest expense, net	2,842	74,328	83,413
Total costs and expenses	16,708,340	16,657,704	12,425,268

Earnings before taxes	1,987,489	2,258,540	106,297
Provision for taxes on earnings	475,448	535,951	20,915
Net earnings	$1,512,041	$1,722,589	$85,382

Earnings per share
Basic	$4.40	$4.90	$0.24
Diluted	$4.38	$4.87	$0.24

Weighted-average shares outstanding (000)
Basic	343,452	351,496	352,392
Diluted	345,222	353,734	354,619

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended	Year Ended	Year Ended
($000)	January 28, 2023	January 29, 2022	January 30, 2021
Net earnings	$1,512,041	$1,722,589	$85,382

Other comprehensive income (loss)	—	—	—
Comprehensive income	$1,512,041	$1,722,589	$85,382
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	January 28, 2023	January 29, 2022
Assets
Current Assets
Cash and cash equivalents	$4,551,876	$4,922,365
Accounts receivable	145,694	119,247
Merchandise inventory	2,023,495	2,262,273
Prepaid expenses and other	183,654	169,291
Total current assets	6,904,719	7,473,176

Property and Equipment
Land and buildings	1,495,006	1,240,246
Fixtures and equipment	3,961,733	3,425,762
Leasehold improvements	1,433,647	1,332,687
Construction-in-progress	319,319	574,333
	7,209,705	6,573,028
Less accumulated depreciation and amortization	4,028,178	3,674,501
Property and equipment, net	3,181,527	2,898,527

Operating lease assets	3,098,134	3,027,272
Other long-term assets	232,083	241,281
Total assets	$13,416,463	$13,640,256

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,009,924	$2,372,302
Accrued expenses and other	638,561	613,089
Current operating lease liabilities	655,976	630,517
Accrued payroll and benefits	279,710	588,772
Income taxes payable	52,075	10,249
Total current liabilities	3,636,246	4,214,929

Long-term debt	2,456,510	2,452,325
Non-current operating lease liabilities	2,593,961	2,539,297
Other long-term liabilities	224,104	236,013
Deferred income taxes	217,059	137,642

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.01 per share	3,428	3,517
Authorized 1,000,000,000 shares
Issued and outstanding 342,753,000 and
351,720,000 shares, respectively
Additional paid-in capital	1,820,249	1,717,530
Treasury stock	(584,750)	(535,895)
Retained earnings	3,049,656	2,874,898
Total stockholders’ equity	4,288,583	4,060,050
Total liabilities and stockholders’ equity	$13,416,463	$13,640,256
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at February 1, 2020	356,775	$3,568	$1,458,307	$(433,328)	$2,330,702	$3,359,249
Net earnings	—	—	—	—	85,382	85,382
Common stock issued under stock plans,
net of shares used for tax withholding	899	9	23,525	(45,222)	—	(21,688)
Stock-based compensation	—	—	101,568	—	—	101,568
Common stock repurchased	(1,171)	(12)	(3,576)	—	(128,879)	(132,467)
Dividends declared ($0.285 per share)	—	—	—	—	(101,404)	(101,404)
Balance at January 30, 2021	356,503	$3,565	$1,579,824	$(478,550)	$2,185,801	$3,290,640
Net earnings	—	—	—	—	1,722,589	1,722,589
Common stock issued under stock plans,
net of shares used for tax withholding	905	9	25,060	(57,345)	—	(32,276)
Stock-based compensation	—	—	134,217	—	—	134,217
Common stock repurchased	(5,688)	(57)	(21,571)	—	(628,369)	(649,997)
Dividends declared ($1.140 per share)	—	—	—	—	(405,123)	(405,123)
Balance at January 29, 2022	351,720	$3,517	$1,717,530	$(535,895)	$2,874,898	$4,060,050
Net earnings	—	—	—	—	1,512,041	1,512,041
Common stock issued under stock plans,
net of shares used for tax withholding	1,343	14	24,688	(48,855)	—	(24,153)
Stock-based compensation	—	—	121,936	—	—	121,936
Common stock repurchased	(10,310)	(103)	(43,905)	—	(905,988)	(949,996)
Dividends declared ($1.240 per share)	—	—	—	—	(431,295)	(431,295)
Balance at January 28, 2023	342,753	$3,428	$1,820,249	$(584,750)	$3,049,656	$4,288,583
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
($000)	January 28, 2023	January 29, 2022	January 30, 2021
Cash Flows From Operating Activities
Net earnings	$1,512,041	$1,722,589	$85,382
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	394,655	360,664	364,245
Loss on early extinguishment of debt	—	—	239,953
Stock-based compensation	121,936	134,217	101,568
Deferred income taxes	79,417	15,775	(27,812)
Change in assets and liabilities:
Merchandise inventory	238,778	(753,291)	323,357
Other current assets	(39,487)	1,420	(39,406)
Accounts payable	(365,262)	135,311	938,837
Other current liabilities	(304,454)	198,595	171,444
Income taxes	33,876	(44,579)	39,806
Operating lease assets and liabilities, net	9,261	7,647	13,669
Other long-term, net	8,612	(39,499)	34,890
Net cash provided by operating activities	1,689,373	1,738,849	2,245,933

Cash Flows From Investing Activities
Additions to property and equipment	(654,070)	(557,840)	(405,433)
Net cash used in investing activities	(654,070)	(557,840)	(405,433)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	24,702	25,069	23,534
Treasury stock purchased	(48,855)	(57,345)	(45,222)
Repurchase of common stock	(949,996)	(649,997)	(132,467)
Dividends paid	(431,295)	(405,123)	(101,404)
Net proceeds from issuance of short-term debt	—	—	805,601
Payments of short-term debt	—	—	(805,601)
Net proceeds from issuance of long-term debt	—	—	2,965,115
Payments of long-term debt	—	(65,000)	(775,009)
Payments of debt extinguishment and debt issuance costs	—	—	(232,688)
Net cash (used in) provided by financing activities	(1,405,444)	(1,152,396)	1,701,859

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(370,141)	28,613	3,542,359

Cash and cash equivalents, and restricted cash and cash equivalents:
Beginning of year	4,982,382	4,953,769	1,411,410
End of year	$4,612,241	$4,982,382	$4,953,769

Supplemental Cash Flow Disclosures
Interest paid	$80,316	$84,331	$72,471
Income taxes paid	$362,156	$564,755	$8,921

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2022, the Company operated 1,693 Ross Dress for Less® (“Ross”) locations in 40 states, the District of Columbia, and Guam, and 322 dd’s DISCOUNTS® stores in 21 states. The Ross and dd’s DISCOUNTS stores are supported by the Company’s headquarters, buying offices, and its network of distribution centers/warehouses.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021 are referred to as fiscal 2022, fiscal 2021, and fiscal 2020, respectively, and were 52-week years.

Use of accounting estimates. The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include valuation reserves for inventory, packaway and other inventory carrying costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, and legal claims. The uncertainties and potential impacts from macroeconomic factors, such as inflation, increase the challenge of making these estimates; actual results could differ materially from the Company’s estimates.

Segment reporting. The Company has one reportable segment. The Company’s operations include only activities related to off-price retailing in stores throughout the United States.

Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less. The institutions where these instruments are held could potentially subject the Company to concentrations of credit risk. The Company manages its risk associated with these instruments by primarily holding its cash and cash equivalents across a highly diversified set of banks and other financial institutions.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Consolidated Balance Sheets that reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

($000)	2022	2021	2020
Cash and cash equivalents	$4,551,876	$4,922,365	$4,819,293
Restricted cash and cash equivalents included in:
Prepaid expenses and other	12,677	11,403	85,711
Other long-term assets	47,688	48,614	48,765
Total restricted cash and cash equivalents	60,365	60,017	134,476
Total cash and cash equivalents, and restricted cash and cash equivalents	$4,612,241	$4,982,382	$4,953,769

The Company had no restricted investments as of January 28, 2023, January 29, 2022, and January 30, 2021.

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, restricted investments, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. Refer to Note B: Fair Value Measurements and Note D: Debt for additional information.

Cash and cash equivalents were $4.6 billion and $4.9 billion at January 28, 2023 and January 29, 2022, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted-average basis) or net realizable value. The Company purchases inventory that can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. The timing of the release of packaway inventory to the stores is principally driven by the product mix, seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Merchandise inventory includes acquisition, transportation, processing, and storage costs related to packaway inventory. The cost of the Company’s merchandise inventory is reduced by valuation reserves for shortage based on historical shortage experience from the Company’s physical merchandise inventory counts and cycle counts.

Cost of goods sold. In addition to product costs, the Company includes in cost of goods sold its buying, distribution, and freight expenses, as well as occupancy costs and depreciation and amortization related to the Company’s retail stores, buying, and distribution facilities. Buying expenses include costs to procure merchandise inventories. Distribution expenses include the cost of operating the Company’s distribution centers, warehouses, and cross-dock facilities.

Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three years to 12 years for equipment, 20 years to 40 years for land improvements and buildings, and three years to seven years for computer software costs incurred in developing or obtaining software for internal use. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Depreciation and amortization expense on property and equipment was $394.7 million, $360.7 million, and $364.2 million for fiscal 2022, 2021, and 2020, respectively. The Company capitalizes interest during the construction period of facilities and during the development and implementation phase of software projects. Interest capitalized was $5.7 million, $14.5 million, and $12.3 million in fiscal 2022, 2021, and 2020, respectively. As of January 28, 2023, January 29, 2022, and January 30, 2021, the Company had $71.0 million, $47.3 million, and $56.2 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term assets. Other long-term assets as of January 28, 2023 and January 29, 2022 consisted of the following:

($000)	2022	2021
Deferred compensation (Note G)	$155,496	$163,891
Restricted cash and cash equivalents	47,688	48,614
Other	28,899	28,776
Total	$232,083	$241,281

Impairment of long-lived assets. Property and other long-term assets that are subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted future cash flows. For stores that are closed, the Company records an impairment charge, if appropriate, or accelerates depreciation over the revised useful life of the asset. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. No material impairment charges were recorded during fiscal 2022, 2021, and 2020.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $110.6 million and $99.1 million at January 28, 2023 and January 29, 2022, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of January 28, 2023 and January 29, 2022 consisted of the following:

($000)	2022	2021
Workers’ compensation	$80,275	$83,771
General liability	48,754	45,589
Medical plans	9,650	7,660
Total	$138,679	$137,020

Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term liabilities. Other long-term liabilities as of January 28, 2023 and January 29, 2022 consisted of the following:

($000)	2022	2021
Income taxes (Note F)	$57,409	$65,359
Deferred compensation (Note G)	155,496	163,891
Other	11,199	6,763
Total	$224,104	$236,013

Lease accounting. As the Company’s leases generally do not provide an implicit discount rate, the Company uses the estimated collateralized incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments for use in the calculation of the operating lease liabilities and right-of-use assets. This rate is determined using a portfolio approach based on the risk-adjusted rate of interest and requires estimates and assumptions including credit rating, credit spread, and adjustments for the impact of collateral. The Company believes that this is the rate it would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar lease term. Operating lease liabilities and corresponding right-of-use assets include options to extend lease terms that are reasonably certain of being exercised. The Company does not record a lease liability and corresponding right-of-use asset for leases with terms of 12 months or less and accounts for lease and non-lease components as a single lease component. The Company’s lease portfolio is comprised of operating leases with the lease cost recorded on a straight-line basis over the lease term. Refer to Note E: Leases for additional information.

Revenue recognition. The Company recognizes revenue at the point of sale, net of sales taxes collected and an allowance for estimated future returns, as required by Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification (“ASC”) 606. The Company recognizes allowances for estimated sales returns on a gross basis as a reduction to sales. The asset recorded for the expected recovery of merchandise inventory was $11.8 million, $10.5 million, and $10.7 million and the liability recorded for the refund due to the customer was $23.1 million, $20.3 million, and $21.2 million as of January 28, 2023, January 29, 2022, and January 30, 2021, respectively. Sales taxes collected that are outstanding and the allowance for estimated future returns are included in Accrued expenses and other and the asset for expected recovery of merchandise is included in Prepaid expenses and other in the Consolidated Balance Sheets.

Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. Breakage is estimated and recognized as revenue based upon the historical pattern of customer redemptions. Breakage was not material to the consolidated financial statements in fiscal 2022, 2021, and 2020.

The following sales mix table disaggregates revenue by merchandise category for fiscal 2022, 2021, and 2020:

	2022	[1]	2021	2020
Home Accents and Bed and Bath	26%		26%	28%
Ladies	24%		25%	23%
Men’s	15%		14%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%		14%	14%
Shoes	12%		12%	12%
Children’s	9%		9%	9%
Total	100%		100%	100%

Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2022, 2021, and 2020 were $66.5 million, $65.1 million, and $42.5 million, respectively.

Stock-based compensation. The Company recognizes compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. Refer to Note C: Stock-Based Compensation, for more information on the Company’s stock-based compensation plans.

Taxes on earnings. The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or tax rates. ASC 740 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements. ASC 740 prescribes a recognition threshold of more-likely-than-not and a measurement standard for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the consolidated financial statements. Refer to Note F: Taxes on Earnings for additional information.

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

In fiscal 2022, 2021, and 2020 there were 11,100, 3,500, and 79,500 weighted-average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2022
Shares	343,452	1,770	345,222
Amount	$4.40	$(0.02)	$4.38
2021
Shares	351,496	2,238	353,734
Amount	$4.90	$(0.03)	$4.87
2020
Shares	352,392	2,227	354,619
Amount	$0.24	$—	$0.24

Recently issued accounting standards. In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. The ASU requires enhanced and additional disclosures about the key terms of supplier finance programs including a description of where in the financial statements any related amounts are presented. The initial guidance in the ASU will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company will begin adopting ASU 2022-04 as required at the beginning of fiscal 2023 and does not expect the adoption of this standard will have a material impact on the Company’s financial statement disclosures.

Recently adopted accounting standards. In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase the transparency of the effects of government assistance, including disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance, and the effect of government assistance on an entity’s financial statements. The Company adopted ASU 2021-10 on a prospective basis as of January 28, 2023. The adoption of ASU 2021-10 did not have a material impact on the Company’s disclosures as of January 28, 2023.

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

The fair value of the Company’s financial instruments as of January 28, 2023 and January 29, 2022 are as follows:

($000)	2022	2021
Cash and cash equivalents (Level 1)	$4,551,876	$4,922,365
Restricted cash and cash equivalents (Level 1)	$60,365	$60,017

The underlying assets in the Company’s nonqualified deferred compensation program as of January 28, 2023 and January 29, 2022 (included in Other long-term assets and Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	2022	2021
Level 1	$155,496	$163,891

Note C: Stock-Based Compensation

For fiscal 2022, 2021, and 2020, the Company recognized stock-based compensation expense as follows:

($000)	2022	2021	2020
Restricted stock	$85,092	$72,210	$66,908
Performance awards	32,484	57,582	30,506
Employee stock purchase plan (“ESPP”)	4,360	4,425	4,154
Total	$121,936	$134,217	$101,568

Capitalized stock-based compensation cost was not significant in any year.

At January 28, 2023, the Company had one active stock-based compensation plan (further described in Note H: Stockholders’ Equity). The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Total stock-based compensation recognized in the Company’s Consolidated Statements of Earnings for fiscal 2022, 2021, and 2020 is as follows:

Statements of Earnings Classification ($000)	2022	2021	2020
Cost of goods sold	$67,141	$66,500	$52,267
Selling, general and administrative	54,795	67,717	49,301
Total	$121,936	$134,217	$101,568

The tax benefits related to stock-based compensation expense for fiscal 2022, 2021, and 2020 were $24.8 million, $25.6 million, and $20.6 million, respectively.

Note D: Debt

Long-term debt. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, as of January 28, 2023 and January 29, 2022 consisted of the following:

($000)	2022	2021
3.375% Senior Notes due 2024	249,257	248,808
4.600% Senior Notes due 2025	697,161	695,888
0.875% Senior Notes due 2026	496,038	494,814
4.700% Senior Notes due 2027	239,899	239,470
4.800% Senior Notes due 2030	132,602	132,431
1.875% Senior Notes due 2031	495,254	494,691
5.450% Senior Notes due 2050	146,299	146,223
Total long-term debt	$2,456,510	$2,452,325

Interest on all Senior Notes is payable semi-annually in April and October and all Senior Notes are subject to prepayment penalties for early payment of principal.

As of January 28, 2023 and January 29, 2022, total unamortized discount and debt issuance costs were $18.5 million and $22.7 million, respectively, and were classified as a reduction of long-term debt.

As of January 28, 2023 and January 29, 2022, the aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.3 billion and $2.6 billion, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The following table shows scheduled annual principal payments on long-term debt:

($000)
2024	$250,000
2025	$700,000
2026	$500,000
2027	$241,786
Thereafter	$783,205

The table below shows the components of interest expense and income for fiscal 2022, 2021, and 2020:

($000)	2022	2021	2020
Interest expense on long-term debt	$84,558	$88,286	$88,544
Interest expense on short-term debt	—	—	7,863
Other interest expense	1,668	1,351	3,908
Capitalized interest	(5,678)	(14,476)	(12,251)
Interest income	(77,706)	(833)	(4,651)
Interest expense, net	$2,842	$74,328	$83,413

Revolving credit facilities. In February 2022 (the “Effective Date”), the Company entered into a new, $1.3 billion senior unsecured revolving Credit Agreement (the “2022 Credit Facility”). The 2022 Credit Facility replaced the Company’s previous $800 million unsecured revolving credit facility, which was entered into in July 2019 (the “Prior Credit Facility”). The 2022 Credit Facility expires in February 2027 and may be extended at the Company’s option for up to two additional one year periods subject to customary conditions. The new facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing the Company to increase the size of its credit facility by up to an additional $700 million, with the agreement of the committing lenders. The interest rate on borrowings under the 2022 Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin and is payable quarterly and upon maturity. The 2022 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of January 28, 2023, the Company was in compliance with this financial covenant.

As of January 28, 2023, the Company had no borrowings or standby letters of credit outstanding under the 2022 Credit Facility and the $1.3 billion credit facility remained in place and available.

In March 2020, the Company borrowed $800 million, available under its Prior Credit Facility. Interest on the loan was based on LIBOR plus 0.875% (or 1.76%). In October 2020, the Company repaid in full the amount it had borrowed under the Prior Credit Facility.

Standby letters of credit and collateral trust. The Company uses standby letters of credit outside of its revolving credit facility in addition to a funded trust to collateralize some of its insurance obligations. The Company has also used standby letters of credit outside of its revolving credit facility to collateralize some of its trade payable obligations. As of January 28, 2023 and January 29, 2022, the Company had $2.6 million and $3.3 million, respectively, in standby letters of credit and $57.8 million and $56.7 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash, cash equivalents, and investments.

Trade letters of credit. The Company had $7.6 million and $19.3 million in trade letters of credit outstanding at January 28, 2023 and January 29, 2022, respectively.

Note E: Leases

The Company currently leases its store locations with original, non-cancelable terms that in general range from three years to ten years. Store leases typically contain provisions for three to four renewal options of five years each. The exercise of lease renewal options is at the sole discretion of the Company. Most store leases also provide for minimum annual rentals and for payment of variable lease costs. In addition, some store leases also have provisions for additional rent based on a percentage of sales (“percentage rent”) and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual guarantees or material restrictive covenants. The Company does not have any financing leases.

The Company leases certain distribution/warehouse facilities with expiration dates ranging from 2023 to 2029 and the majority contain renewal provisions. The Company also leases office space for its Los Angeles and Boston buying offices. The lease terms for these facilities expire in 2027 and 2024, respectively. The Los Angeles buying office facility contains renewal provisions. In addition, the Company has a ground lease related to its New York buying office.

The following table presents net operating lease cost included in the Consolidated Statement of Earnings for fiscal 2022, 2021, and 2020:

($000)	2022	2021	2020
Operating lease cost[1]	$721,340	$687,187	$669,339
Variable lease costs[2]	206,262	194,112	172,036
Net lease cost[3]	$927,602	$881,299	$841,375

[1] Net of sublease income which was immaterial.
[2] Includes property and rent taxes, insurance, common area maintenance, percentage rent, and rent abatements negotiated due to the COVID-19 pandemic.
[3] Excludes short-term lease costs which were immaterial.

The maturity of operating lease liabilities, including the ground lease related to the New York buying office as of January 28, 2023, are as follows:

($000)	Operating Leases[1]
2023	$692,539
2024	696,514
2025	591,229
2026	476,484
2027	365,013
Thereafter	1,592,842
Total lease payments	$4,414,621
Less: interest	1,164,684
Present value of lease liabilities	$3,249,937
Less: current operating lease liabilities	655,976
Non-current operating lease liabilities	$2,593,961

[1] Operating leases exclude $275.8 million of minimum lease payments for leases signed that have not yet commenced.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases as of January 28, 2023 and January 29, 2022 are as follows:

	2022	2021
Weighted-average remaining lease term (years):
Including the long-term ground lease related to the New York buying office	10.0	10.2
Excluding the long-term ground lease related to the New York buying office	5.5	5.6

Weighted-average discount rate:
Including the long-term ground lease related to the New York buying office	3.5%	3.2%
Excluding the long-term ground lease related to the New York buying office	3.1%	2.8%

The following table presents cash paid for amounts included in the measurement of operating lease liabilities and operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) for fiscal 2022, 2021, and 2020:

($000)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$701,478	$745,110	$554,620
Operating lease assets obtained in exchange for operating lease liabilities	$705,220	$545,401	$610,552

Note F: Taxes on Earnings

The provision for income taxes consisted of the following:

($000)	2022	2021	2020
Current
Federal	$338,479	$442,152	$44,164
State	57,552	78,024	4,563
	396,031	520,176	48,727
Deferred
Federal	74,062	21,103	(27,487)
State	5,355	(5,328)	(325)
	79,417	15,775	(27,812)
Total	$475,448	$535,951	$20,915

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2022	2021	2020
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit)	3.2%	3.2%	4.1%
Hiring tax credits	(0.5)%	(0.5)%	(5.4)%
Other, net	0.2%	—%	—%
Total	23.9%	23.7%	19.7%

The components of deferred taxes at January 28, 2023 and January 29, 2022 are as follows:

($000)	2022	2021
Deferred Tax Assets
Accrued liabilities	$31,303	$34,211
Deferred compensation	40,201	38,685
Stock-based compensation	46,139	45,840
State taxes and credits	15,755	18,501
Employee benefits	24,715	28,430
Operating lease liabilities	820,219	801,186
Other	7,976	9,632
Gross Deferred Tax Assets	986,308	976,485
Less: Valuation allowance	—	(1,931)
Deferred Tax Assets	986,308	974,554

Deferred Tax Liabilities
Depreciation and amortization	(372,497)	(293,065)
Merchandise inventory	(24,493)	(27,699)
Supplies	(13,239)	(12,280)
Operating lease assets	(781,277)	(764,557)
Other	(11,861)	(14,595)
Deferred Tax Liabilities	(1,203,367)	(1,112,196)
Net Deferred Tax Liabilities	$(217,059)	$(137,642)

At the end of fiscal 2022 and 2021, the Company’s state tax credit carryforwards for income tax purposes were approximately $10.0 million and $12.0 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2023.

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2022, 2021, and 2020 are as follows:

($000)	2022	2021	2020
Unrecognized tax benefits - beginning of year	$60,547	$60,240	$59,887
Gross increases:
Tax positions in current period	10,132	10,381	12,310
Tax positions in prior period	672	1,494	2,860
Gross decreases:
Tax positions in prior periods	(6,808)	(1,795)	(2,624)
Lapse of statutes of limitations	(9,989)	(9,757)	(9,861)
Settlements	(1,010)	(16)	(2,332)
Unrecognized tax benefits - end of year	$53,544	$60,547	$60,240

At the end of fiscal 2022, 2021, and 2020, the reserves for unrecognized tax benefits were $60.6 million, $68.1 million, and $67.9 million inclusive of $7.1 million, $7.6 million, and $7.7 million of related reserves for interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $48.7 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $13.5 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2019 through 2022. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2018 through 2022. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $24.8 million, $23.6 million, and $20.8 million in fiscal 2022, 2021, and 2020, respectively.

The Company also makes available to management a Nonqualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $155.5 million and $163.9 million at January 28, 2023 and January 29, 2022, respectively, of long-term plan investments, at market value, set aside or designated for the Nonqualified Deferred Compensation Plan. Refer to Note B: Fair Value Measurements for additional information. Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $155.5 million and $163.9 million at January 28, 2023 and January 29, 2022, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.

In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $13.3 million and $15.5 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022, respectively.

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

In May 2021, the Company’s Board of Directors authorized a program to repurchase up to $1.5 billion of the Company’s common stock through fiscal 2022.

In March 2022, the Company’s Board of Directors approved a new two-year program to repurchase up to $1.9 billion of the Company’s common stock through fiscal 2023. This new program replaced the previous $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time the Company had repurchased $650 million under the $1.5 billion program).

The following table summarizes the Company’s stock repurchase activity in fiscal 2022, 2021, and 2020:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Repurchased (in millions)
2022	10.3	$92.15	$950
2021	5.7	$114.29	$650
2020	1.2	$113.10	$132

Preferred stock. The Company has 4.0 million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Dividends. On February 28, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.335 per common share, payable on March 31, 2023. The Company’s Board of Directors declared cash dividends of $0.310 per common share in March, May, August, and November 2022. The Company’s Board of Directors declared cash dividends of $0.285 per common share in March, May, August, and November 2021. The Company’s Board of Directors declared a cash dividend of $0.285 per common share in March 2020. In May 2020, the Company temporarily suspended its quarterly dividends due to the economic uncertainty stemming from the COVID-19 pandemic. During fiscal 2022, 2021, and 2020, the Company paid dividends of $431.3 million, $405.1 million, and $101.4 million, respectively.

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

The 2017 Plan has an initial share reserve of 12.0 million shares of the Company’s common stock which can be increased by a maximum of 5.5 million shares from certain expired, withheld, or forfeited shares from the 2017 Plan or the Predecessor Plan. The 2017 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of January 28, 2023, there were 8.9 million shares available for grant under the 2017 Plan.

A summary of restricted stock and performance share award activity for fiscal 2022 is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at January 29, 2022	4,378	$99.58
Awarded	1,535	89.40
Released	(1,340)	90.96
Forfeited	(630)	91.38
Unvested at January 28, 2023	3,943	$99.69

All unvested shares at January 28, 2023 are only subject to service vesting conditions. The market value of shares of restricted stock and performance shares at the date of grant is amortized to expense over the vesting period of generally three to five years. The unamortized compensation expense at January 28, 2023 and January 29, 2022 was $183.2 million and $181.8 million, respectively, which is expected to be recognized over a weighted-average remaining period of 1.8 years for both years. Intrinsic value for unvested restricted stock, defined as the closing market value per share on the last business day of fiscal year 2022 (or $119.48), applied to the unvested shares was $471.1 million. A total of 8.9 million, 9.3 million, and 10.2 million shares were available for new restricted stock awards at the end of fiscal 2022, 2021, and 2020, respectively. During fiscal 2022, 2021, and 2020, shares purchased by the Company for tax withholding totaled 0.5 million shares in each year and are considered treasury shares which are available for reissuance. As of January 28, 2023 and January 29, 2022, the Company held 15.3 million and 14.8 million shares of treasury stock, respectively.

The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock on a specified settlement date based on the Company’s attainment of a performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock then vests over a service period, generally three years from the date the performance award was granted.

Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible employees participating in the quarterly offering period can choose to have up to the lesser of 10% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value to purchase the Company’s common stock. The purchase price of the stock is 85% of the closing market price on the date of purchase. Purchases occur on a quarterly basis (on the last trading day of each calendar quarter). The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

During fiscal 2022, 2021, and 2020, employees purchased approximately 0.3 million shares in each year of the Company’s common stock under the plan at weighted-average per share prices of $74.54, $99.07, and $81.45, respectively. Through January 28, 2023, approximately 41.0 million shares had been issued under this plan and 3.9 million shares remained available for future issuance.

Note I: Related Party Transactions

Norman Ferber was considered a related party in fiscal 2021 and 2020 while serving as a member of the Board of Directors. Mr. Ferber completed his service on the Board of Directors during fiscal 2021 and is no longer considered a related party for fiscal 2022.

The Company paid Mr. Ferber $1.8 million and $2.1 million in fiscal 2021 and 2020, respectively, in consulting fees for his additional role as a strategic advisor. Under the terms of Mr. Ferber’s consulting agreement in effect during fiscal 2021 and 2020, he was paid an annual fee of $2.3 million from May 31, 2020 through May 31, 2021 and $1.6 million from June 1, 2021 through May 31, 2022. In addition, the consulting agreement provides for administrative support and health and other benefits for Mr. Ferber and his dependents, which totaled approximately $0.4 million in both fiscal 2021 and 2020, along with amounts to cover premiums through May 2022 on a life insurance policy with a death benefit of $2.0 million. On termination of Mr. Ferber’s consultancy with the Company, the Company will pay Mr. Ferber $75,000 per year for a period of 10 years.

Mr. Ferber’s son, Robert Ferber, is a Vice President, Divisional Merchandise Manager with the Company. The Company paid Robert Ferber compensation including salary and bonus of approximately $254,000 and $248,000 in fiscal 2021 and 2020, respectively.

Note J: Litigation, Claims, and Assessments

Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws and consumer protection laws. Class/representative action litigation remains pending as of January 28, 2023.

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

In the opinion of management, the resolution of currently pending class/representative action litigation and other currently pending legal and regulatory proceedings will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ross Stores, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
March 27, 2023

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 28, 2023.

Our internal control over financial reporting as of January 28, 2023 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 27, 2023, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Item I of this report; and to the section of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 17, 2023 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Delinquent Section 16(a) Reports.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Chief Accounting Officer (Principal Accounting Officer), along with other of our senior operating and financial executives. This Code of Ethics is posted on our corporate website (www.rossstores.com) under Corporate Governance in the Investors Section. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any future amendments to, or waivers from, our Code of Ethics for Senior Financial Officers by posting any changed version on the same corporate website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation of Directors” and “Executive Compensation” under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “All Other Compensation,” “Discussion of Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards During Fiscal Year,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” and “Potential Payments Upon Termination or Change in Control.”

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K are incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 28, 2023:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))[1]
Equity compensation plans
approved by security holders	—	—	12,806	[2]
Equity compensation plans not
approved by security holders	—	—	—
Total	—	—	12,806

[1] After approval by stockholders of the 2017 Equity Incentive Plan in May 2017, any shares remaining available for grant in the share reserves of the 2008 Equity Incentive Plan were automatically canceled.

[2] Includes 3.9 million shares reserved for issuance under the Employee Stock Purchase Plan and 8.9 million shares reserved for issuance under the 2017 Equity Incentive Plan.

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled “Stock Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled “Related Person Transactions.” The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled “Information Regarding Nominees and Incumbent Directors” including the captions “Audit Committee,” “Compensation Committee,” and “Nominating and Corporate Governance Committee.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in the Proxy Statement in the Ross Stores, Inc. Board of Directors Audit Committee Report under the caption “Summary of Audit, Audit-Related, Tax, and All Other Fees.” Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements, schedules, and exhibits are filed as part of this report or are incorporated herein as indicated:
1. List of Consolidated Financial Statements.
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended January 28, 2023, January 29, 2022, and January 30, 2021.
Consolidated Statements of Comprehensive Income for the years ended January 28, 2023, January 29, 2022, and January 30, 2021.
Consolidated Balance Sheets at January 28, 2023 and January 29, 2022.
Consolidated Statements of Stockholders’ Equity for the years ended January 28, 2023, January 29, 2022, and January 30, 2021.
Consolidated Statements of Cash Flows for the years ended January 28, 2023, January 29, 2022, and January 30, 2021.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Barbara Rentler
Date:	March 27, 2023		Barbara Rentler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Barbara Rentler	Chief Executive Officer, Director	March 27, 2023
Barbara Rentler	(Principal Executive Officer)

/s/Adam Orvos	Executive Vice President and Chief Financial Officer	March 27, 2023
Adam Orvos	(Principal Financial Officer)

/s/Jeffrey P. Burrill	Senior Vice President, Chief Accounting Officer and	March 27, 2023
Jeffrey P. Burrill	Corporate Controller (Principal Accounting Officer)

/s/K. Gunnar Bjorklund	Director	March 27, 2023
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 27, 2023
Michael J. Bush

/s/Edward G. Cannizzaro	Director	March 27, 2023
Edward G. Cannizzaro

/s/Sharon D. Garrett	Director	March 27, 2023
Sharon D. Garrett

/s/Michael J. Hartshorn	Group President and Chief Operating Officer, Director	March 27, 2023
Michael J. Hartshorn

/s/Stephen D. Milligan	Director	March 27, 2023
Stephen D. Milligan

/s/Patricia H. Mueller	Director	March 27, 2023
Patricia H. Mueller

/s/George P. Orban	Director	March 27, 2023
George P. Orban

/s/Larree M. Renda	Director	March 27, 2023
Larree M. Renda

/s/Doniel N. Sutton	Director	March 27, 2023
Doniel N. Sutton

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
3.1
Certificate of Incorporation of Ross Stores, Inc. as amended (Corrected First Restated Certificate of Incorporation, dated March 17, 1999, together with amendments thereto through Amendment of Certificate of Incorporation dated May 29, 2015) incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 1, 2015.

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2023) incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Ross Stores, Inc. on March 14, 2023.
4.1	Description of Common Stock of Ross Stores, Inc., incorporated by reference to Exhibit 4.5 to the Form 10-K filed by Ross Stores, Inc. for its year ended February 1, 2020.
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

10.1
Credit Agreement dated February 17, 2022, among Ross Stores, Inc., various lenders and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 4.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2022.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.2 - 10.23)
10.2	Form of Indemnity Agreement for Directors and Executive Officers, incorporated by reference to Exhibit 10.26 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 2, 2013.
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
10.5
Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 filed by Ross Stores, Inc. on May 17, 2017 (Registration No. 333-218052).

10.6	Amended Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.
10.7	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.8	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.9	Form of Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.10	Form of Performance Shares Grant Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.11	Ross Stores, Inc. Notice of Grant of Performance Shares, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2021.
10.12	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2019.
10.13	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.
10.14	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.
10.15	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2021.
10.16	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2021.
10.17	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2022.

10.18	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2022.
10.19
Employment Agreement effective March 16, 2021 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2021.

10.20
Employment Agreement effective October 1, 2021 between Adam Orvos and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 30, 2021.

10.21
Employment Agreement effective March 16, 2022 between Michael Hartshorn and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2022.

10.22
Employment Agreement effective February 1, 2022 between Michael Kobayashi and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2022.

10.23
Employment Agreement effective July 15, 2022 between Brian Morrow and Ross Stores, Inc. incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 30, 2022.

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