Form 10-Q
period 2023-04-29
ROSS STORES, INC.
filed 2023-06-07
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 12, 2023 was 340,655,837.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except stores and per share data, unaudited)	April 29, 2023	April 30, 2022
Sales	$4,494,686	$4,333,100

Costs and Expenses
Cost of goods sold	3,292,606	3,196,446
Selling, general and administrative	746,222	669,496
Interest (income) expense, net	(31,397)	17,696
Total costs and expenses	4,007,431	3,883,638

Earnings before taxes	487,255	449,462
Provision for taxes on earnings	116,064	111,017
Net earnings	$371,191	$338,445

Earnings per share
Basic	$1.10	$0.98
Diluted	$1.09	$0.97

Weighted-average shares outstanding (000)
Basic	338,049	347,053
Diluted	340,044	348,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	April 29, 2023	April 30, 2022
Net earnings	$371,191	$338,445

Other comprehensive income	—	—
Comprehensive income	$371,191	$338,445
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Current Assets
Cash and cash equivalents	$4,416,480	$4,551,876	$4,015,567
Accounts receivable	170,816	145,694	164,071
Merchandise inventory	2,241,735	2,023,495	2,673,551
Prepaid expenses and other	210,597	183,654	194,813
Total current assets	7,039,628	6,904,719	7,048,002

Property and Equipment
Land and buildings	1,490,584	1,495,006	1,481,622
Fixtures and equipment	3,988,109	3,961,733	3,547,318
Leasehold improvements	1,449,771	1,433,647	1,353,940
Construction-in-progress	397,505	319,319	255,329
	7,325,969	7,209,705	6,638,209
Less accumulated depreciation and amortization	4,101,236	4,028,178	3,750,283
Property and equipment, net	3,224,733	3,181,527	2,887,926

Operating lease assets	3,122,474	3,098,134	3,057,641
Other long-term assets	232,069	232,083	240,129
Total assets	$13,618,904	$13,416,463	$13,233,698

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,061,529	$2,009,924	$2,175,350
Accrued expenses and other	607,294	638,561	582,792
Current operating lease liabilities	654,709	655,976	635,799
Accrued payroll and benefits	299,465	279,710	272,760
Income taxes payable	158,170	52,075	89,361
Total current liabilities	3,781,167	3,636,246	3,756,062

Long-term debt	2,457,561	2,456,510	2,453,367
Non-current operating lease liabilities	2,619,466	2,593,961	2,567,286
Other long-term liabilities	222,463	224,104	236,211
Deferred income taxes	227,851	217,059	166,875

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 341,045,000, 342,753,000 and 350,327,000 shares, respectively	3,410	3,428	3,503
Additional paid-in capital	1,849,728	1,820,249	1,749,241
Treasury stock	(622,272)	(584,750)	(574,008)
Retained earnings	3,079,530	3,049,656	2,875,161
Total stockholders’ equity	4,310,396	4,288,583	4,053,897
Total liabilities and stockholders’ equity	$13,618,904	$13,416,463	$13,233,698
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended April 29, 2023

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 28, 2023	342,753	$3,428	$1,820,249	$(584,750)	$3,049,656	$4,288,583
Net earnings	—	—	—	—	371,191	371,191
Common stock issued under stock plans, net of shares
used for tax withholding	461	4	6,145	(37,522)	—	(31,373)
Stock-based compensation	—	—	33,063	—	—	33,063
Common stock repurchased, inclusive of excise tax	(2,169)	(22)	(9,729)	—	(226,523)	(236,274)
Dividends declared ($0.335 per share)	—	—	—	—	(114,794)	(114,794)
Balance at April 29, 2023	341,045	$3,410	$1,849,728	$(622,272)	$3,079,530	$4,310,396

	Three Months Ended April 30, 2022

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 29, 2022	351,720	$3,517	$1,717,530	$(535,895)	$2,874,898	$4,060,050
Net earnings	—	—	—	—	338,445	338,445
Common stock issued under stock plans, net of shares
used for tax withholding	1,131	11	5,906	(38,113)	—	(32,196)
Stock-based compensation	—	—	36,071	—	—	36,071
Common stock repurchased	(2,524)	(25)	(10,266)	—	(229,274)	(239,565)
Dividends declared ($0.310 per share)	—	—	—	—	(108,908)	(108,908)
Balance at April 30, 2022	350,327	$3,503	$1,749,241	$(574,008)	$2,875,161	$4,053,897
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	April 29, 2023	April 30, 2022
Cash Flows From Operating Activities
Net earnings	$371,191	$338,445
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	99,379	92,108
Stock-based compensation	33,063	36,071
Deferred income taxes	10,792	29,233
Change in assets and liabilities:
Merchandise inventory	(218,240)	(411,278)
Other current assets	(51,914)	(70,331)
Accounts payable	46,577	(189,888)
Other current liabilities	16,336	(325,075)
Income taxes	105,225	81,625
Operating lease assets and liabilities, net	(102)	2,902
Other long-term, net	845	(79)
Net cash provided by (used in) operating activities	413,152	(416,267)

Cash Flows From Investing Activities
Additions to property and equipment	(167,253)	(109,848)
Net cash used in investing activities	(167,253)	(109,848)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	6,149	5,917
Treasury stock purchased	(37,522)	(38,113)
Repurchase of common stock	(234,468)	(239,565)
Dividends paid	(114,794)	(108,908)
Net cash used in financing activities	(380,635)	(380,669)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(134,736)	(906,784)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,612,241	4,982,382
End of period	$4,477,505	$4,075,598

Supplemental Cash Flow Disclosures
Interest paid	$40,158	$40,158
Income taxes paid	$47	$160
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended April 29, 2023 and April 30, 2022
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of April 29, 2023 and April 30, 2022, and the results of operations, comprehensive income, stockholders’ equity, and cash flows for the three month periods ended April 29, 2023 and April 30, 2022. The Condensed Consolidated Balance Sheet as of January 28, 2023, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.

The results of operations, comprehensive income, stockholders’ equity, and cash flows for the three month periods ended April 29, 2023 and April 30, 2022 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. The fiscal year ending February 3, 2024 is referred to as fiscal 2023 and is a 53-week year. The fiscal year ended January 28, 2023 is referred to as fiscal 2022 and was a 52-week year.

Recently adopted accounting standards. In September 2022, the FASB issued Accounting Standards Update (ASU) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. The ASU requires enhanced and additional disclosures about the key terms of supplier finance programs including a description of where in the financial statements any related amounts are presented. The Company adopted ASU 2022-04 in the first quarter of fiscal 2023 on a retrospective basis, excluding the rollforward requirements which will be adopted in fiscal 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s fiscal 2023 results.

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

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three month periods ended April 29, 2023 and April 30, 2022:

	Three Months Ended
	April 29, 2023	April 30, 2022
Home Accents and Bed and Bath	26%	26%
Ladies	24%	24%
Men’s	14%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	14%
Shoes	13%	13%
Children’s	9%	9%
Total	100%	100%

Cash and cash equivalents. Cash equivalents consist of highly liquid, fixed income instruments purchased with an original maturity of three months or less. The institutions where these instruments are held could potentially subject the Company to concentrations of credit risk. The Company manages its risk associated with these instruments primarily by holding its cash and cash equivalents across a highly diversified set of banks and other financial institutions.

Restricted cash and cash equivalents. Restricted cash and cash equivalents serve as collateral for certain insurance obligations. These restricted funds are invested in bank deposits, money market funds, and U.S. Government and agency securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The classification between current and long-term is based on the timing of expected payments of the obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	April 29, 2023	January 28, 2023	April 30, 2022
Cash and cash equivalents	$4,416,480	$4,551,876	$4,015,567
Restricted cash and cash equivalents included in:
Prepaid expenses and other	12,815	12,677	11,406
Other long-term assets	48,210	47,688	48,625
Total restricted cash and cash equivalents	61,025	60,365	60,031
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,477,505	$4,612,241	$4,075,598
Property and equipment. As of April 29, 2023 and April 30, 2022, the Company had $46.4 million and $19.0 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Operating leases. Supplemental cash flow disclosures related to operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended
($000)	April 29, 2023	April 30, 2022
Operating lease assets obtained in exchange for operating lease liabilities	$183,633	$187,845

Cash dividends. On May 17, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.335 per common share, payable on June 30, 2023. The Company’s Board of Directors declared a cash dividend of $0.335 per common share in February 2023 and $0.310 per common share in March, May, August, and November 2022.

Stock repurchase program. In March 2022, the Company’s Board of Directors approved a two-year program to repurchase up to $1.9 billion of the Company’s common stock through fiscal 2023. During the three month period ended April 29, 2023, the Company repurchased 2.2 million shares of common stock for $234.5 million, excluding excise tax due under the Inflation Reduction Act of 2022. The Company repurchased 2.5 million shares of common stock for $239.6 million during the three month period ended April 30, 2022.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of April 29, 2023.

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

Supply chain finance program. The Company facilitates a voluntary supply chain finance program (the “program”) to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third-party bank administers the program. The Company’s responsibility is limited to making payment on the terms originally negotiated with each supplier, regardless of whether a supplier sells its receivable to a financial institution. The Company is not a party to the agreements between the participating financial institutions and the suppliers in connection with the program and receives no financial incentives from the suppliers or the financial institutions. No guarantees are provided by the Company under the program and the Company’s rights and obligations to its suppliers are not impacted by the program. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the program.

All outstanding payments owed under the program are recorded within Accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the program and included in Accounts payable were $146.5 million, $119.2 million, and $155.0 million at April 29, 2023, January 28, 2023, and April 30, 2022, respectively.

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

The fair value of the Company’s financial instruments are as follows:

($000)	April 29, 2023	January 28, 2023	April 30, 2022
Cash and cash equivalents (Level 1)	$4,416,480	$4,551,876	$4,015,567
Restricted cash and cash equivalents (Level 1)	$61,025	$60,365	$60,031

The underlying assets in the Company’s nonqualified deferred compensation program as of April 29, 2023, January 28, 2023, and April 30, 2022 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	April 29, 2023	January 28, 2023	April 30, 2022
Level 1	$154,857	$155,496	$161,603

Note C: Stock-Based Compensation

For the three month periods ended April 29, 2023 and April 30, 2022, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	April 29, 2023	April 30, 2022
Restricted stock	$21,493	$20,213
Performance awards	10,484	14,813
Employee stock purchase plan	1,086	1,045
Total	$33,063	$36,071

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three month periods ended April 29, 2023 and April 30, 2022 is as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	April 29, 2023	April 30, 2022
Cost of goods sold	$17,325	$18,546
Selling, general and administrative	15,738	17,525
Total	$33,063	$36,071

The tax benefits related to stock-based compensation expense for the three month periods ended April 29, 2023 and April 30, 2022 were $7.0 million and $7.4 million, respectively.

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

As of April 29, 2023, shares related to unvested restricted stock, restricted stock units, and performance share awards totaled 4.2 million shares. A summary of restricted stock, restricted stock units, and performance share award activity for the three month period ended April 29, 2023, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at January 28, 2023	3,943	$99.69
Awarded	1,144	109.05
Released	(896)	94.20
Forfeited	(26)	101.35
Unvested at April 29, 2023	4,165	$103.43

The unamortized compensation expense at April 29, 2023 was $240.4 million which is expected to be recognized over a weighted-average remaining period of 2.4 years. The unamortized compensation expense at April 30, 2022 was $261.6 million which was expected to be recognized over a weighted-average remaining period of 2.4 years.

During the three month periods ended April 29, 2023 and April 30, 2022, shares purchased by the Company for tax withholding totaled 367,286 and 408,465, respectively, and are considered treasury shares which are available for reissuance.

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

For the three month periods ended April 29, 2023 and April 30, 2022, approximately 20,000 and 677,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively, because their effect would have been anti-dilutive for the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
April 29, 2023
Shares	338,049	1,995	340,044
Amount	$1.10	$(0.01)	$1.09

April 30, 2022
Shares	347,053	1,767	348,820
Amount	$0.98	$(0.01)	$0.97

Note E: Debt

Long-term debt. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	April 29, 2023	January 28, 2023	April 30, 2022
3.375% Senior Notes due 2024	$249,370	$249,257	$248,920
4.600% Senior Notes due 2025	697,480	697,161	696,205
0.875% Senior Notes due 2026	496,345	496,038	495,119
4.700% Senior Notes due 2027	240,007	239,899	239,577
4.800% Senior Notes due 2030	132,645	132,602	132,473
1.875% Senior Notes due 2031	495,395	495,254	494,831
5.450% Senior Notes due 2050	146,319	146,299	146,242
Total Long-term debt	$2,457,561	$2,456,510	$2,453,367

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

As of April 29, 2023, January 28, 2023, and April 30, 2022, total unamortized discount and debt issuance costs were $17.4 million, $18.5 million, and $21.6 million, respectively, and were classified as a reduction of Long-term debt.

The aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.3 billion as of April 29, 2023 and January 28, 2023, and approximately $2.4 billion as of April 30, 2022. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Revolving credit facilities. The Company’s $1.3 billion senior unsecured revolving credit facility (“Credit Facility”) expires in February 2027 and may be extended at the Company’s request for up to two additional one year periods subject to customary conditions. The Credit Facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing the Company to increase the size of its Credit Facility by up to an additional $700 million, with the agreement of the committing lenders. Interest on borrowings under this Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin and is payable quarterly and upon maturity.

The Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of April 29, 2023, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

The table below shows the components of interest expense and income for the three month periods ended April 29, 2023 and April 30, 2022:

	Three Months Ended
($000)	April 29, 2023	April 30, 2022
Interest expense on long-term debt	$21,166	$21,154
Other interest expense	373	388
Capitalized interest	(2,108)	(2,651)
Interest income	(50,828)	(1,195)
Interest (income) expense, net	$(31,397)	$17,696

Note F: Taxes on Earnings

The Company’s effective tax rate for the three month periods ended April 29, 2023 and April 30, 2022, was approximately 24% and 25%, respectively. The Company’s effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

As of April 29, 2023, January 28, 2023, and April 30, 2022, the reserves for unrecognized tax benefits were $59.9 million, $60.6 million, and $70.7 million, inclusive of $6.5 million, $7.1 million, and $8.2 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $47.9 million would impact the Company’s effective tax rate. It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $11.3 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of April 29, 2023 and April 30, 2022, the related condensed consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for the three month periods ended April 29, 2023 and April 30, 2022 and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 28, 2023, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2023 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 6, 2023

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption “Forward-Looking Statements” and also those in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for fiscal 2022. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for fiscal 2022. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,704 locations in 40 states, the District of Columbia, and Guam as of April 29, 2023. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 330 dd’s DISCOUNTS stores in 22 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

There remains a high level of uncertainty in the current macroeconomic and geopolitical environments, and prolonged inflationary pressures continue to negatively impact the discretionary spending of our low-to-moderate income customers. As a result of today’s uncertain external conditions and inflationary pressures, shoppers continue to seek even stronger values when visiting our stores. We plan to carefully manage our expenses and inventory, while closely monitoring market share trends for the off-price industry. We believe our market share gains can continue to grow through continued focus on bringing value and convenience to our consumers.

Results of Operations

The following table summarizes the financial results for the three month periods ended April 29, 2023 and April 30, 2022:

	Three Months Ended
	April 29, 2023	April 30, 2022
Sales
Sales (millions)	$4,495	$4,333
Sales growth (decline)	3.7%	(4.1%)
Comparable store sales growth (decline)[1]	1%	(7%)

Costs and expenses (as a percent of sales)
Cost of goods sold	73.3%	73.8%
Selling, general and administrative	16.6%	15.4%
Interest (income) expense, net	(0.7%)	0.4%

Earnings before taxes (as a percent of sales)	10.8%	10.4%

Net earnings (as a percent of sales)	8.3%	7.8%
[1] Comparable stores are stores open for more than 14 complete months.

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

We opened 19 new stores in the first quarter of fiscal 2023 and expect to open a total of approximately 100 new stores throughout the year.

The following table summarizes the stores opened and closed during the three month periods ended April 29, 2023 and April 30, 2022:

	Three Months Ended
Store Count	April 29, 2023		April 30, 2022
Ross Dress for Less
Beginning of the period	1,693		1,628
Opened in the period	11	[1]	22
Closed in the period	—		(2)	[2]
Total Ross Dress for Less stores end of period	1,704		1,648
dd’s DISCOUNTS
Beginning of the period	322		295
Opened in the period	8		8
Closed in the period	—		—
Total dd’s DISCOUNTS stores end of period	330		303
Total stores end of period	2,034		1,951

[1] Includes the reopening of a store previously temporarily closed due to a weather event.
[2] Includes the temporary closure of a store impacted by a weather event.

Sales. Sales for the three month period ended April 29, 2023 increased $161.6 million or 3.7% compared to the three month period ended April 30, 2022, primarily due to the opening of 83 net new stores between April 30, 2022 and April 29, 2023, and a 1% comparable store sales increase for the three month period ended April 29, 2023.

Our sales mix for the three month periods ended April 29, 2023 and April 30, 2022 is shown below:

	Three Months Ended
	April 29, 2023	April 30, 2022
Home Accents and Bed and Bath	26%	26%
Ladies	24%	24%
Men’s	14%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	14%
Shoes	13%	13%
Children’s	9%	9%
Total	100%	100%

We intend to address the uncertain and competitive climate for apparel and home goods by pursuing and refining our existing strategies, continuing to strengthen our merchant organization, refining our merchandise mix, and further developing our systems to improve our merchandise offerings. We cannot be sure that our strategies and store expansion program will result in sales growth or an increase in net earnings.

Cost of goods sold. Cost of goods sold for the three month period ended April 29, 2023 increased $96.2 million compared to the three month period ended April 30, 2022, primarily due to higher sales from the opening of 83 net new stores between

April 30, 2022 and April 29, 2023, and the 1% comparable store sales increase, increased distribution costs, and higher buying costs, partially offset by lower ocean and domestic freight costs.

Cost of goods sold as a percentage of sales for the three month period ended April 29, 2023 decreased approximately 50 basis points compared to the three month period ended April 30, 2022, primarily due to a 120 basis point increase in merchandise margin mainly due to lower ocean freight costs and a 60 basis point decrease in domestic freight costs. Partially offsetting these items were higher distribution expenses of 65 basis points primarily due to the timing of packaway inventory carrying costs and the deleveraging effect from the opening of our Brookshire, Texas distribution center, a 60 basis point increase in buying costs primarily due to higher incentive compensation expense, and a 5 basis point deleverage in occupancy costs.

We expect lower ocean freight costs and higher incentive compensation expense to continue through fiscal 2023.

Selling, general and administrative expenses. For the three month period ended April 29, 2023, selling, general and administrative expenses (“SG&A”) increased $76.7 million compared to the three month period ended April 30, 2022. This increase was primarily due to higher incentive compensation expense, the opening of 83 net new stores between April 30, 2022 and April 29, 2023, and increased store wages.

SG&A as a percentage of sales for the three month period ended April 29, 2023 increased 115 basis points, compared to the three month period ended April 30, 2022, primarily due to higher incentive compensation expense and increased store wages.

We expect SG&A to continue to increase as a result of higher incentive compensation expense and increasing store wages.

Interest (income) expense, net. For the three month period ended April 29, 2023, interest (income) expense, net increased $49.1 million compared to the three month period ended April 30, 2022, primarily due to increased interest income from higher interest rates.

Interest (income) expense, net for the three month periods ended April 29, 2023 and April 30, 2022 consists of the following:

	Three Months Ended
($000)	April 29, 2023	April 30, 2022
Interest expense on long-term debt	$21,166	$21,154
Other interest expense	373	388
Capitalized interest	(2,108)	(2,651)
Interest income	(50,828)	(1,195)
Interest (income) expense, net	$(31,397)	$17,696

Taxes on earnings. Our effective tax rates for the three month periods ended April 29, 2023 and April 30, 2022 were approximately 24% and 25%, respectively. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

Net earnings. Net earnings as a percentage of sales for the three month periods ended April 29, 2023 and April 30, 2022 were 8.3% and 7.8%, respectively. Net earnings as a percentage of sales for the three month period ended April 29, 2023 were higher primarily due to higher interest income and lower cost of goods sold, partially offset by higher SG&A expenses.

Earnings per share. Diluted earnings per share for the three month period ended April 29, 2023 was $1.09 compared to $0.97 for the three month period ended April 30, 2022. The $0.12 increase in the diluted earnings per share for the three month period ended April 29, 2023 was primarily attributable to a 10% increase in net earnings and a 2% reduction in weighted-average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program.

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

	Three Months Ended
($000)	April 29, 2023	April 30, 2022
Cash provided by (used in) operating activities	$413,152	$(416,267)
Cash used in investing activities	(167,253)	(109,848)
Cash used in financing activities	(380,635)	(380,669)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(134,736)	$(906,784)

Operating Activities

Net cash provided by operating activities was $413.2 million for the three month period ended April 29, 2023. This was primarily driven by net earnings and higher accounts payable leverage (defined as accounts payable divided by merchandise inventory). Net cash used in operating activities was $416.3 million for the three month period ended April 30, 2022. This was primarily driven by higher packaway inventory receipts and higher associated payments combined with shorter payment terms, and by payment of fiscal 2021 incentive bonuses, partially offset by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation.

The increase in cash flow from operating activities for the three month period ended April 29, 2023 compared to the same period in the prior year was primarily driven by lower incentive compensation payments, higher accounts payable leverage, and higher earnings.

Accounts payable leverage was 92% and 81% as of April 29, 2023 and April 30, 2022, respectively. The increase in accounts payable leverage was primarily due to the timing of inventory receipts and related payments versus last year.

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

Changes in packaway inventory levels impact our operating cash flow. As of April 29, 2023, packaway inventory was 42% of total inventory, compared to 40% at the end of fiscal 2022. As of April 30, 2022, packaway inventory was 43% of total inventory, compared to 40% at the end of fiscal 2021.

Investing Activities

Net cash used in investing activities was $167.3 million and $109.8 million for the three month periods ended April 29, 2023 and April 30, 2022, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems and buying and corporate offices.

The increase in cash used in investing activities for the three month period ended April 29, 2023, compared to the same period in the prior year, was primarily due to higher capital expenditures related to the construction of our new Buckeye, Arizona distribution center and the construction of new stores and existing store projects.

Capital expenditures for fiscal 2023 are currently projected to be approximately $810 million. Our planned capital expenditures for fiscal 2023 are for investments in our supply chain to support long-term growth, including construction of our next distribution centers, costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $380.6 million and $380.7 million for the three month periods ended April 29, 2023 and April 30, 2022, respectively, primarily resulting from stock repurchases under our current $1.9 billion stock repurchase program and payment of dividends.

Revolving credit facilities. We have a $1.3 billion senior unsecured revolving credit facility (“Credit Facility”). As of April 29, 2023, we had no borrowings or standby letters of credit outstanding under the Credit Facility, the $1.3 billion Credit Facility remained in place and available, and we were in compliance with the financial covenant. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Senior notes. As of April 29, 2023, we had approximately $2.5 billion of outstanding unsecured Senior Notes. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Other financing activities. In March 2022, our Board of Directors approved a two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023.

For the three month period ended April 29, 2023, we repurchased 2.2 million shares of common stock for $234.5 million, excluding excise tax due under the Inflation Reduction Act of 2022. We repurchased 2.5 million shares of common stock for $239.6 million during the three month period ended April 30, 2022. We also acquired 0.4 million shares of treasury stock under our employee equity compensation programs, for aggregate purchase prices of approximately $37.5 million and $38.1 million during the three month periods ended April 29, 2023 and April 30, 2022, respectively.

On May 17, 2023, our Board of Directors declared a quarterly cash dividend of $0.335 per common share, payable on June 30, 2023. The Board of Directors declared a cash dividend of $0.335 per common share in February 2023 and $0.310 per common share in March, May, August, and November 2022.

For the three month periods ended April 29, 2023 and April 30, 2022, we paid cash dividends of $114.8 million and $108.9 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank credit, and other credit sources to meet our capital and liquidity requirements, including lease and interest payment obligations.

We ended the first quarter of fiscal 2023 with $4.4 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, quarterly dividend payments, and interest payment obligations for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of April 29, 2023:

($000)	Less than one year	Greater than one year	Total¹

Recorded contractual obligations:
Senior notes	$—	$2,474,991	$2,474,991
Operating leases	686,717	2,644,431	3,331,148
New York buying office ground lease[2]	7,552	1,107,370	1,114,922
Unrecorded contractual obligations:
Real estate obligations[3]	17,900	288,876	306,776
Interest payment obligations	80,316	394,976	475,292
Purchase obligations[4]	4,153,686	80,438	4,234,124
Total contractual obligations	$4,946,171	$6,991,082	$11,937,253

1 We have a $56.5 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of April 29, 2023.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our Credit Facility in addition to a funded trust to collateralize some of our insurance obligations. As of April 29, 2023 and January 28, 2023, we had $2.6 million in standby letters of credit outstanding and $58.4 million and $57.8 million, respectively, in a collateral trust. As of April 30, 2022, we had $3.3 million in standby letters of credit outstanding and $56.7 million in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Trade letters of credit. We had $10.3 million, $7.6 million, and $24.9 million in trade letters of credit outstanding at April 29, 2023, January 28, 2023, and April 30, 2022, respectively.

Dividends. In May 2023, our Board of Directors declared a cash dividend of $0.335 per common share, payable on June 30, 2023.

Critical Accounting Estimates

During the first quarter of fiscal 2023, there have been no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended January 28, 2023.

Forward-Looking Statements

This report contains a number of forward-looking statements regarding, without limitation, projected sales, costs and earnings, planned new store growth, capital expenditures, liquidity, and other matters. These forward-looking statements reflect our then-current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “outlook,” “looking ahead,” and similar expressions identify forward-looking statements.

Future impact from inflation, interest rate increases, ongoing military conflicts and economic sanctions, the COVID-19 pandemic, climate change, and other economic, regulatory, consumer spending, and industry trends that could potentially impact our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks are not limited to but may include:

•Impacts from the macroeconomic environment, including inflation, interest rates, housing costs, energy and fuel costs, financial and credit market conditions, recession concerns, geopolitical conditions (including the current Russia-Ukraine conflict), the COVID-19 pandemic, or public health and public safety issues, that affect our costs, consumer confidence, and consumer disposable income.
•Unexpected changes in the level of consumer spending on, or preferences for, apparel and home-related merchandise, which could adversely affect us.
•Competitive pressures in the apparel and home-related merchandise retailing industry.
•Our need to effectively manage our inventories, markdowns, and inventory shortage in order to achieve our planned gross margins.
•Risks associated with importing and selling merchandise produced in other countries, including risks from supply chain disruption, shipping delays, and higher than expected ocean freight costs.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of April 29, 2023.

Interest that is payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of April 29, 2023, we had no borrowings outstanding under the Credit Facility.

As of April 29, 2023, we have outstanding seven series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest payments on our cash and cash equivalents and restricted cash and cash equivalents. Changes in interest rates may impact the interest income we recognize in the future.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our condensed consolidated financial position, results of operations, cash flows, or the fair values of our cash and cash equivalents and restricted cash and cash equivalents as of and for the three month period ended April 29, 2023. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first fiscal quarter of 2023.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 for a description of the risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2023 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(1/29/2023 - 2/25/2023)	665,878	$115.35	665,878	$873,190
March
(2/26/2023- 4/01/2023)	1,142,415	$103.58	775,592	$792,340
April
(4/02/2023- 4/29/2023)	728,437	$105.51	727,974	$715,530
Total	2,536,730	$107.22	2,169,444	$715,530

1 We acquired 367,286 shares of treasury stock during the quarter ended April 29, 2023. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2 In March 2022, our Board of Directors approved a two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023.

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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2023), incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Ross Stores, Inc. on March 14, 2023.

10.1	Form of Executive Employment Agreement for Executive Officers (CA).

10.2	Form of Executive Employment Agreement for Executive Officers (NON-CA).

10.3	Employment Agreement effective March 16, 2023 between Adam Orvos and Ross Stores, Inc.

10.4	Employment Agreement effective March 16, 2023 between Michael Hartshorn and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 6, 2023.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 6, 2023	By:	/s/Adam Orvos
Adam Orvos
Executive Vice President, Chief Financial Officer