Form 10-Q
period 2023-07-29
ROSS STORES, INC.
filed 2023-09-06
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 11, 2023 was 338,632,172.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
($000, except stores and per share data, unaudited)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Sales	$4,934,905	$4,583,009	$9,429,591	$8,916,109

Costs and Expenses
Cost of goods sold	3,569,367	3,399,535	6,861,973	6,595,981
Selling, general and administrative	807,898	667,063	1,554,120	1,336,559
Interest (income) expense, net	(37,214)	10,667	(68,611)	28,363
Total costs and expenses	4,340,051	4,077,265	8,347,482	7,960,903

Earnings before taxes	594,854	505,744	1,082,109	955,206
Provision for taxes on earnings	148,535	121,227	264,599	232,244
Net earnings	$446,319	$384,517	$817,510	$722,962

Earnings per share
Basic	$1.33	$1.11	$2.42	$2.09
Diluted	$1.32	$1.11	$2.41	$2.08

Weighted-average shares outstanding (000)
Basic	336,231	344,884	337,140	345,969
Diluted	337,932	346,106	339,003	347,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
($000, unaudited)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net earnings	$446,319	$384,517	$817,510	$722,962

Other comprehensive income	—	—	—	—
Comprehensive income	$446,319	$384,517	$817,510	$722,962
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Current Assets
Cash and cash equivalents	$4,583,606	$4,551,876	$3,903,670
Accounts receivable	175,410	145,694	167,503
Merchandise inventory	2,300,063	2,023,495	2,716,878
Prepaid expenses and other	214,673	183,654	197,020
Total current assets	7,273,752	6,904,719	6,985,071

Property and Equipment
Land and buildings	1,490,681	1,495,006	1,486,450
Fixtures and equipment	4,027,874	3,961,733	3,759,071
Leasehold improvements	1,463,585	1,433,647	1,366,999
Construction-in-progress	518,405	319,319	158,446
	7,500,545	7,209,705	6,770,966
Less accumulated depreciation and amortization	4,189,940	4,028,178	3,841,192
Property and equipment, net	3,310,605	3,181,527	2,929,774

Operating lease assets	3,164,685	3,098,134	3,025,814
Other long-term assets	238,260	232,083	239,263
Total assets	$13,987,302	$13,416,463	$13,179,922

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,150,999	$2,009,924	$2,085,680
Accrued expenses and other	689,866	638,561	611,186
Current operating lease liabilities	668,028	655,976	647,504
Accrued payroll and benefits	435,300	279,710	300,611
Income taxes payable	25,449	52,075	—
Total current liabilities	3,969,642	3,636,246	3,644,981

Long-term debt	2,458,615	2,456,510	2,454,413
Non-current operating lease liabilities	2,653,632	2,593,961	2,525,512
Other long-term liabilities	231,945	224,104	231,285
Deferred income taxes	218,726	217,059	196,780

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 338,982,000, 342,753,000 and 347,552,000 shares, respectively	3,390	3,428	3,475
Additional paid-in capital	1,885,406	1,820,249	1,769,424
Treasury stock	(623,185)	(584,750)	(574,529)
Retained earnings	3,189,131	3,049,656	2,928,581
Total stockholders’ equity	4,454,742	4,288,583	4,126,951
Total liabilities and stockholders’ equity	$13,987,302	$13,416,463	$13,179,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended July 29, 2023

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 28, 2023	342,753	$3,428	$1,820,249	$(584,750)	$3,049,656	$4,288,583
Net earnings	—	—	—	—	371,191	371,191
Common stock issued under stock plans, net of shares
used for tax withholding	461	4	6,145	(37,522)	—	(31,373)
Stock-based compensation	—	—	33,063	—	—	33,063
Common stock repurchased, inclusive of excise tax	(2,169)	(22)	(9,729)	—	(226,523)	(236,274)
Dividends declared ($0.335 per share)	—	—	—	—	(114,794)	(114,794)
Balance at April 29, 2023	341,045	$3,410	$1,849,728	$(622,272)	$3,079,530	$4,310,396
Net earnings	—	—	—	—	446,319	446,319
Common stock issued under stock plans, net of shares
used for tax withholding	89	1	6,208	(913)	—	5,296
Stock-based compensation	—	—	39,429	—	—	39,429
Common stock repurchased, inclusive of excise tax	(2,152)	(21)	(9,959)	—	(222,713)	(232,693)
Dividends declared ($0.335 per share)	—	—	—	—	(114,005)	(114,005)
Balance at July 29, 2023	338,982	$3,390	$1,885,406	$(623,185)	$3,189,131	$4,454,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended July 30, 2022

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 29, 2022	351,720	$3,517	$1,717,530	$(535,895)	$2,874,898	$4,060,050
Net earnings	—	—	—	—	338,445	338,445
Common stock issued under stock plans, net of shares
used for tax withholding	1,131	11	5,906	(38,113)	—	(32,196)
Stock-based compensation	—	—	36,071	—	—	36,071
Common stock repurchased	(2,524)	(25)	(10,266)	—	(229,274)	(239,565)
Dividends declared ($0.310 per share)	—	—	—	—	(108,908)	(108,908)
Balance at April 30, 2022	350,327	$3,503	$1,749,241	$(574,008)	$2,875,161	$4,053,897
Net earnings	—	—	—	—	384,517	384,517
Common stock issued under stock plans, net of shares
used for tax withholding	153	1	5,974	(521)	—	5,454
Stock-based compensation	—	—	26,803	—	—	26,803
Common stock repurchased	(2,928)	(29)	(12,594)	—	(222,812)	(235,435)
Dividends declared ($0.310 per share)	—	—	—	—	(108,285)	(108,285)
Balance at July 30, 2022	347,552	$3,475	$1,769,424	$(574,529)	$2,928,581	$4,126,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	July 29, 2023	July 30, 2022
Cash Flows From Operating Activities
Net earnings	$817,510	$722,962
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	197,924	189,181
Stock-based compensation	72,492	62,874
Deferred income taxes	1,667	59,138
Change in assets and liabilities:
Merchandise inventory	(276,568)	(454,605)
Other current assets	(60,431)	(71,290)
Accounts payable	144,775	(288,454)
Other current liabilities	235,490	(265,399)
Income taxes	(24,152)	(13,941)
Operating lease assets and liabilities, net	5,172	4,660
Other long-term, net	2,402	(1,391)
Net cash provided by (used in) operating activities	1,116,281	(56,265)

Cash Flows From Investing Activities
Additions to property and equipment	(363,459)	(243,346)
Net cash used in investing activities	(363,459)	(243,346)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	12,358	11,892
Treasury stock purchased	(38,435)	(38,634)
Repurchase of common stock	(464,890)	(475,000)
Dividends paid	(228,799)	(217,193)
Net cash used in financing activities	(719,766)	(718,935)

Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	33,056	(1,018,546)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,612,241	4,982,382
End of period	$4,645,297	$3,963,836

Supplemental Cash Flow Disclosures
Interest paid	$40,158	$40,158
Income taxes paid	$287,084	$187,047
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended July 29, 2023 and July 30, 2022
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of July 29, 2023 and July 30, 2022, and the results of operations, comprehensive income, and stockholders’ equity for the three and six month periods ended July 29, 2023 and July 30, 2022, and the cash flows for the six month periods ended July 29, 2023 and July 30, 2022. The Condensed Consolidated Balance Sheet as of January 28, 2023, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income, and stockholders’ equity for the three and six month periods ended July 29, 2023 and July 30, 2022, and the cash flows for the six month periods ended July 29, 2023 and July 30, 2022 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. The fiscal year ending February 3, 2024 is referred to as fiscal 2023 and is a 53-week year. The fiscal year ended January 28, 2023 is referred to as fiscal 2022 and was a 52-week year.

Recently adopted accounting standards. In September 2022, the FASB issued Accounting Standards Update (ASU) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. The ASU requires enhanced and additional disclosures about the key terms of supplier finance programs including a description of where in the financial statements any related amounts are presented. The Company adopted ASU 2022-04 in the first quarter of fiscal 2023 on a retrospective basis, excluding the rollforward requirements which will be adopted in fiscal 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements for the three and six month periods ended July 29, 2023 and is not expected to have a material impact on the Company’s fiscal 2023 financial statements.

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

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and six month periods ended July 29, 2023 and July 30, 2022:

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Home Accents and Bed and Bath	24%	24%	25%	25%
Ladies	24%	25%	24%	25%
Men’s	16%	16%	15%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	14%	15%	14%
Shoes	13%	13%	13%	13%
Children’s	8%	8%	8%	8%
Total	100%	100%	100%	100%

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	July 29, 2023	January 28, 2023	July 30, 2022
Cash and cash equivalents	$4,583,606	$4,551,876	$3,903,670
Restricted cash and cash equivalents included in:
Prepaid expenses and other	12,955	12,677	11,432
Other long-term assets	48,736	47,688	48,734
Total restricted cash and cash equivalents	61,691	60,365	60,166
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,645,297	$4,612,241	$3,963,836
Property and equipment. As of July 29, 2023 and July 30, 2022, the Company had $34.6 million and $24.4 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Operating leases. Supplemental cash flow disclosures related to operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended		Six Months Ended
($000)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating lease assets obtained in exchange for operating lease liabilities	$207,218	$126,236	$390,851	$314,081

Cash dividends. On August 16, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.335 per common share, payable on September 29, 2023. The Company’s Board of Directors declared a cash dividend of $0.335 per common share in February and May 2023, and $0.310 per common share in March, May, August, and November 2022.

Stock repurchase program. In March 2022, the Company’s Board of Directors approved a two-year program to repurchase up to $1.9 billion of the Company’s common stock through fiscal 2023. During the six month period ended July 29, 2023, the Company repurchased 4.3 million shares of common stock for $464.9 million, excluding excise tax due under the Inflation Reduction Act of 2022. The Company repurchased 5.5 million shares of common stock for $475.0 million during the six month period ended July 30, 2022.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of July 29, 2023.

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

Supply chain finance program. The Company facilitates a voluntary supply chain finance program (the “program”) to provide certain suppliers with the opportunity to sell receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third-party bank administers the program. The Company’s responsibility is limited to making payment on the terms originally negotiated with each supplier, regardless of whether a supplier sells its receivable to a financial institution. The Company is not a party to the agreements between the participating financial institutions and the suppliers in connection with the program and receives no financial incentives from the suppliers or the financial institutions. No guarantees are provided by the Company under the program and the Company’s rights and obligations to its suppliers are not affected by the program. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the program.

All outstanding payments owed under the program are recorded within Accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the program and included in Accounts payable were $165.6 million, $119.2 million, and $167.6 million at July 29, 2023, January 28, 2023, and July 30, 2022, respectively.

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

The fair value of the Company’s financial instruments are as follows:

($000)	July 29, 2023	January 28, 2023	July 30, 2022
Cash and cash equivalents (Level 1)	$4,583,606	$4,551,876	$3,903,670
Restricted cash and cash equivalents (Level 1)	$61,691	$60,365	$60,166

The underlying assets in the Company’s nonqualified deferred compensation program as of July 29, 2023, January 28, 2023, and July 30, 2022 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	July 29, 2023	January 28, 2023	July 30, 2022
Level 1	$161,091	$155,496	$158,223

Note C: Stock-Based Compensation

For the three and six month periods ended July 29, 2023 and July 30, 2022, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Restricted stock	$24,055	$20,947	$45,548	$41,160
Performance awards	14,278	4,801	24,762	19,614
Employee stock purchase plan	1,096	1,055	2,182	2,100
Total	$39,429	$26,803	$72,492	$62,874

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and six month periods ended July 29, 2023 and July 30, 2022 is as follows:

	Three Months Ended		Six Months Ended
Statements of Earnings Classification ($000)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Cost of goods sold	$21,306	$15,675	$38,631	$34,221
Selling, general and administrative	18,123	11,128	33,861	28,653
Total	$39,429	$26,803	$72,492	$62,874

The tax benefits related to stock-based compensation expense for the three and six month periods ended July 29, 2023 were $8.2 million and $15.2 million, respectively. The tax benefits related to stock-based compensation expense for the three and six month periods ended July 30, 2022 were $5.3 million and $12.8 million, respectively.

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

As of July 29, 2023, shares related to unvested restricted stock, restricted stock units, and performance share awards totaled 4.2 million shares. A summary of restricted stock, restricted stock units, and performance share award activity for the six month period ended July 29, 2023, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at January 28, 2023	3,943	$99.69
Awarded	1,188	108.90
Released	(936)	94.48
Forfeited	(35)	101.61
Unvested at July 29, 2023	4,160	$103.61

The unamortized compensation expense at July 29, 2023 was $217.6 million which is expected to be recognized over a weighted-average remaining period of 2.1 years. The unamortized compensation expense at July 30, 2022 was $239.1 million which was expected to be recognized over a weighted-average remaining period of 2.2 years.

During the three and six month periods ended July 29, 2023 and July 30, 2022, shares purchased by the Company for tax withholding totaled 8,842 and 376,128, and 6,751 and 415,216, respectively, and are considered treasury shares which are available for reissuance.

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

For the three and six month periods ended July 29, 2023, approximately 14,000 and 18,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively, because their effect would have been anti-dilutive for the periods presented. For the three and six month periods ended July 30, 2022, approximately 1,509,000 and 747,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively, because their effect would have been anti-dilutive for the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
July 29, 2023
Shares	336,231	1,701	337,932	337,140	1,863	339,003
Amount	$1.33	$(0.01)	$1.32	$2.42	$(0.01)	$2.41

July 30, 2022
Shares	344,884	1,222	346,106	345,969	1,501	347,470
Amount	$1.11	$—	$1.11	$2.09	$(0.01)	$2.08

Note E: Debt

Long-term debt. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	July 29, 2023	January 28, 2023	July 30, 2022
3.375% Senior Notes due 2024	$249,484	$249,257	$249,032
4.600% Senior Notes due 2025	697,800	697,161	696,523
0.875% Senior Notes due 2026	496,652	496,038	495,425
4.700% Senior Notes due 2027	240,116	239,899	239,684
4.800% Senior Notes due 2030	132,688	132,602	132,516
1.875% Senior Notes due 2031	495,537	495,254	494,972
5.450% Senior Notes due 2050	146,338	146,299	146,261
Total Long-term debt	$2,458,615	$2,456,510	$2,454,413

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

As of July 29, 2023, January 28, 2023, and July 30, 2022, total unamortized discount and debt issuance costs were $16.4 million, $18.5 million, and $20.6 million, respectively, and were classified as a reduction of Long-term debt.

The aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.3 billion as of July 29, 2023 and January 28, 2023, and approximately $2.4 billion as of July 30, 2022. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Revolving credit facilities. The Company’s $1.3 billion senior unsecured revolving credit facility (“Credit Facility”) expires in February 2027 and may be extended at the Company’s request for up to two additional one-year periods subject to customary conditions. The Credit Facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing the Company to increase the size of its Credit Facility by up to an additional $700 million, with the agreement of the committing lenders. Interest on borrowings under this Credit Facility is a term rate based on the

Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin and is payable quarterly and upon maturity.

The Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of July 29, 2023, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

The table below shows the components of interest expense and income for the three and six month periods ended July 29, 2023 and July 30, 2022:

	Three Months Ended		Six Months Ended
($000)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Interest expense on long-term debt	$21,133	$21,125	$42,299	$42,279
Other interest expense	372	406	745	794
Capitalized interest	(2,818)	(1,175)	(4,926)	(3,826)
Interest income	(55,901)	(9,689)	(106,729)	(10,884)
Interest (income) expense, net	$(37,214)	$10,667	$(68,611)	$28,363

Note F: Taxes on Earnings

The Company’s effective tax rates for the three month periods ended July 29, 2023 and July 30, 2022, were approximately 25% and 24%, respectively. The Company’s effective tax rate for the six month periods ended July 29, 2023 and July 30, 2022, was approximately 24%. The Company’s effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

As of July 29, 2023, January 28, 2023, and July 30, 2022, the reserves for unrecognized tax benefits were $63.3 million, $60.6 million, and $69.3 million, inclusive of $7.5 million, $7.1 million, and $8.5 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $50.6 million would impact the Company’s effective tax rate. It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $13.1 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of July 29, 2023 and July 30, 2022, the related condensed consolidated statements of earnings, comprehensive income, and stockholders’ equity, for the three and six month periods ended July 29, 2023 and July 30, 2022, and cash flows for the six month periods ended July 29, 2023 and July 30, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 28, 2023, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
September 5, 2023

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,722 locations in 41 states, the District of Columbia, and Guam as of July 29, 2023. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 339 dd’s DISCOUNTS stores in 22 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

There remains uncertainty in the current macroeconomic and geopolitical environments, and prolonged inflationary pressures continue to negatively impact the discretionary spending of our low-to-moderate income customers. As a result of today’s uncertain external conditions and inflationary pressures, shoppers continue to seek even stronger values when visiting our stores. We plan to carefully manage our expenses and inventory, while closely monitoring market share trends for the off-price industry. We believe our market share can continue to grow through continued focus on bringing value and convenience to our consumers.

Results of Operations

The following table summarizes the financial results for the three and six month periods ended July 29, 2023 and July 30, 2022:

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Sales
Sales (millions)	$4,935	$4,583	$9,430	$8,916
Sales growth (decline)	7.7%	(4.6%)	5.8%	(4.3%)
Comparable store sales growth (decline)[1]	5%	(7%)	3%	(7%)

Costs and expenses (as a percent of sales)
Cost of goods sold	72.3%	74.2%	72.8%	74.0%
Selling, general and administrative	16.4%	14.5%	16.5%	15.0%
Interest (income) expense, net	(0.8%)	0.3%	(0.7%)	0.3%

Earnings before taxes (as a percent of sales)	12.1%	11.0%	11.4%	10.7%

Net earnings (as a percent of sales)	9.0%	8.4%	8.7%	8.1%
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

We opened 27 new stores in the second quarter of fiscal 2023 and remain on track to open a total of approximately 100 locations this year.

The following table summarizes the stores opened and closed during the three and six month periods ended July 29, 2023 and July 30, 2022:

	Three Months Ended		Six Months Ended
Store Count	July 29, 2023	July 30, 2022	July 29, 2023		July 30, 2022
Ross Dress for Less
Beginning of the period	1,704	1,648	1,693		1,628
Opened in the period	18	21	29	[1]	43
Closed in the period	—	—	—		(2)	[2]
Total Ross Dress for Less stores end of period	1,722	1,669	1,722		1,669
dd’s DISCOUNTS
Beginning of the period	330	303	322		295
Opened in the period	9	8	17		16
Closed in the period	—	—	—		—
Total dd’s DISCOUNTS stores end of period	339	311	339		311
Total stores end of period	2,061	1,980	2,061		1,980

[1] Includes the reopening of a store previously temporarily closed due to a weather event.
[2] Includes the temporary closure of a store impacted by a weather event.

Sales. Sales for the three month period ended July 29, 2023 increased $351.9 million, or 7.7%, compared to the three month period ended July 30, 2022, primarily due to a 5% comparable store sales increase and the opening of 81 net new stores between July 30, 2022 and July 29, 2023.

Sales for the six month period ended July 29, 2023 increased $513.5 million, or 5.8%, compared to the six month period ended July 30, 2022, primarily due to a 3% comparable store sales increase and the opening of 81 net new stores between July 30, 2022 and July 29, 2023.

Our sales mix for the three and six month periods ended July 29, 2023 and July 30, 2022 is shown below:

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Home Accents and Bed and Bath	24%	24%	25%	25%
Ladies	24%	25%	24%	25%
Men’s	16%	16%	15%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	14%	15%	14%
Shoes	13%	13%	13%	13%
Children’s	8%	8%	8%	8%
Total	100%	100%	100%	100%

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

Cost of goods sold. Cost of goods sold for the three and six month periods ended July 29, 2023 increased $169.8 million and $266.0 million, respectively, compared to the three and six month periods ended July 30, 2022, primarily due to the respective 5% and 3% comparable store sales increases, higher sales from the opening of 81 net new stores between July 30, 2022 and July 29, 2023, and higher buying costs, partially offset by lower ocean and domestic freight costs.

Cost of goods sold as a percentage of sales for the three month period ended July 29, 2023 decreased approximately 185 basis points compared to the three month period ended July 30, 2022, primarily due to a 200 basis point increase in merchandise margin mainly due to lower ocean freight costs, a 60 basis point decrease in domestic freight costs, 20 basis points of leverage in occupancy costs, and a 5 basis point decrease in distribution costs. Partially offsetting these items was a 100 basis point increase in buying costs primarily due to higher incentive compensation expense.

Cost of goods sold as a percentage of sales for the six month period ended July 29, 2023 decreased approximately 120 basis points compared to the six month period ended July 30, 2022, primarily due to a 160 basis point increase in merchandise margin mainly due to lower ocean freight costs, a 60 basis point decrease in domestic freight costs, and 10 basis points of leverage in occupancy costs. Partially offsetting these items were an 85 basis point increase in buying costs primarily due to higher incentive compensation expense and a 25 basis point increase in distribution costs primarily due to the deleveraging effect from the opening of our Brookshire, Texas distribution center and higher wages.

We expect lower ocean and domestic freight costs and higher incentive compensation expense to continue through fiscal 2023.

Selling, general and administrative expenses. For the three and six month periods ended July 29, 2023, selling, general and administrative expenses (“SG&A”) increased $140.8 million and $217.6 million, respectively, compared to the three and six month periods ended July 30, 2022. These increases were primarily due to higher incentive compensation expense, higher store wages, and the opening of 81 net new stores between July 30, 2022 and July 29, 2023.

SG&A as a percentage of sales for the three and six month periods ended July 29, 2023 increased 180 and 150 basis points, respectively, compared to the three and six month periods ended July 30, 2022, primarily due to higher incentive compensation expense and higher store wages.

We expect SG&A to continue to increase as a result of higher incentive compensation expense and higher store wages.

Interest (income) expense, net. For the three and six month periods ended July 29, 2023, interest (income) expense, net increased $47.9 million and $97.0 million, respectively, compared to the three and six month periods ended July 30, 2022, primarily due to increased interest income from higher interest rates.

Interest (income) expense, net for the three and six month periods ended July 29, 2023 and July 30, 2022 consists of the following:

	Three Months Ended		Six Months Ended
($000)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Interest expense on long-term debt	$21,133	$21,125	$42,299	$42,279
Other interest expense	372	406	745	794
Capitalized interest	(2,818)	(1,175)	(4,926)	(3,826)
Interest income	(55,901)	(9,689)	(106,729)	(10,884)
Interest (income) expense, net	$(37,214)	$10,667	$(68,611)	$28,363

Taxes on earnings. Our effective tax rates for the three month periods ended July 29, 2023 and July 30, 2022 were approximately 25% and 24%, respectively. Our effective tax rate for the six month periods ended July 29, 2023 and July 30, 2022 was approximately 24%. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

Net earnings. Net earnings as a percentage of sales for the three month periods ended July 29, 2023 and July 30, 2022 were 9.0% and 8.4%, respectively. Net earnings as a percentage of sales for the three month period ended July 29, 2023 was higher primarily due to lower cost of goods sold and higher interest income, partially offset by higher SG&A expenses.

Net earnings as a percentage of sales for the six month periods ended July 29, 2023 and July 30, 2022 were 8.7% and 8.1%, respectively. Net earnings as a percentage of sales for the six month period ended July 29, 2023 was higher primarily due to lower cost of goods sold and higher interest income, partially offset by higher SG&A expenses.

Earnings per share. Diluted earnings per share for the three month period ended July 29, 2023 was $1.32 compared to $1.11 for the three month period ended July 30, 2022. Diluted earnings per share for the six month period ended July 29, 2023 was $2.41 compared to $2.08 for the six month period ended July 30, 2022. The $0.21 and $0.33 increases in the diluted earnings per share for the three and six month periods ended July 29, 2023 were primarily attributable to a 16% and 13% increase in net earnings, respectively, and a 3% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program.

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

	Six Months Ended
($000)	July 29, 2023	July 30, 2022
Cash provided by (used in) operating activities	$1,116,281	$(56,265)
Cash used in investing activities	(363,459)	(243,346)
Cash used in financing activities	(719,766)	(718,935)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$33,056	$(1,018,546)

Operating Activities

Net cash provided by operating activities was $1.1 billion for the six month period ended July 29, 2023. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation. Net cash used in operating activities was $0.1 billion for the six month period ended July 30, 2022. This was primarily driven by higher packaway inventory receipts and higher associated payments, combined with shorter payment terms, and by payment of fiscal 2021 incentive bonuses, partially offset by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation.

The increase in cash flow provided by operating activities for the six month period ended July 29, 2023 compared to the same period in the prior year was primarily driven by higher accounts payable leverage (defined as accounts payable divided by merchandise inventory), lower incentive compensation payments, and higher net earnings.

Accounts payable leverage was 94% and 77% as of July 29, 2023 and July 30, 2022, respectively. The increase in accounts payable leverage was primarily due to the timing of inventory receipts and related payments versus last year.

As a regular part of our business, packaway inventory levels will vary over time based on availability of compelling merchandise purchase opportunities in the marketplace and our decisions on the timing for release of that inventory to our stores. Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage for less than six months. We expect to continue to take advantage of packaway inventory opportunities to maximize our ability to deliver bargains to our customers.

Changes in packaway inventory levels impact our operating cash flow. As of July 29, 2023, packaway inventory was 38% of total inventory, compared to 40% at the end of fiscal 2022. As of July 30, 2022, packaway inventory was 41% of total inventory, compared to 40% at the end of fiscal 2021.

Investing Activities

Net cash used in investing activities was $363.5 million and $243.3 million for the six month periods ended July 29, 2023 and July 30, 2022, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems and buying and corporate offices.

The increase in cash used in investing activities for the six month period ended July 29, 2023, compared to the same period in the prior year, was primarily due to higher capital expenditures related to the construction of our new Buckeye, Arizona distribution center, the construction and build-out of new stores, and various information technology projects.

Capital expenditures for fiscal 2023 are currently projected to be approximately $800 million. Our planned capital expenditures for fiscal 2023 are for investments in our supply chain to support long-term growth, including construction of our next distribution centers, costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $719.8 million and $718.9 million for the six month periods ended July 29, 2023 and July 30, 2022, respectively, primarily resulting from stock repurchases under our current stock repurchase program and payment of dividends.

Revolving credit facilities. We have a $1.3 billion senior unsecured revolving credit facility (“Credit Facility”). As of July 29, 2023, we had no borrowings or standby letters of credit outstanding under the Credit Facility, the $1.3 billion Credit Facility remained in place and available, and we were in compliance with the financial covenant. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Senior notes. As of July 29, 2023, we had approximately $2.5 billion of outstanding unsecured Senior Notes. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Other financing activities. In March 2022, our Board of Directors approved a two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023.

For the six month period ended July 29, 2023, we repurchased 4.3 million shares of common stock for $464.9 million, excluding excise tax due under the Inflation Reduction Act of 2022. We repurchased 5.5 million shares of common stock for $475.0 million during the six month period ended July 30, 2022. During each of the six month periods ended July 29, 2023 and July 30, 2022, we also acquired 0.4 million shares of treasury stock to cover employee tax withholding obligations under our employee equity compensation programs for aggregate purchase prices of approximately $38.4 million and $38.6 million, respectively.

On August 16, 2023, our Board of Directors declared a quarterly cash dividend of $0.335 per common share, payable on September 29, 2023. The Board of Directors declared a cash dividend of $0.335 per common share in February and May 2023, and $0.310 per common share in March, May, August, and November 2022.

For the six month periods ended July 29, 2023 and July 30, 2022, we paid cash dividends of $228.8 million and $217.2 million, respectively.

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

We ended the second quarter of fiscal 2023 with $4.6 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, quarterly dividend payments, and interest payment obligations for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of July 29, 2023:

($000)	Less than one year	Greater than one year	Total¹

Recorded contractual obligations:
Senior notes	$—	$2,474,991	$2,474,991
Operating leases	704,810	2,695,278	3,400,088
New York buying office ground lease[2]	7,552	1,105,311	1,112,863
Unrecorded contractual obligations:
Real estate obligations[3]	11,288	180,365	191,653
Interest payment obligations	80,316	394,976	475,292
Purchase obligations[4]	4,150,967	63,030	4,213,997
Total contractual obligations	$4,954,933	$6,913,951	$11,868,884

1 We have a $59.9 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of July 29, 2023.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our Credit Facility in addition to a funded trust to collateralize some of our insurance obligations. As of July 29, 2023 and January 28, 2023, we had $2.6 million in standby letters of credit outstanding and $59.1 million and $57.8 million, respectively, in a collateral trust. As of July 30, 2022, we had $3.3 million in standby letters of credit outstanding and $56.9 million in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Trade letters of credit. We had $33.7 million, $7.6 million, and $26.6 million in trade letters of credit outstanding at July 29, 2023, January 28, 2023, and July 30, 2022, respectively.

Dividends. In August 2023, our Board of Directors declared a cash dividend of $0.335 per common share, payable on September 29, 2023.

Critical Accounting Estimates

During the second quarter of fiscal 2023, there have been no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended January 28, 2023.

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

Future impact from inflation, interest rate increases, ongoing military conflicts and economic sanctions, the COVID-19 pandemic, climate change, and other economic, regulatory, consumer spending, and industry trends that could potentially adversely affect our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks are not limited to but may include:

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
•Unseasonable weather or extreme temperatures that may affect shopping patterns and consumer demand for seasonal apparel and other merchandise.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of July 29, 2023.

Interest that is payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of July 29, 2023, we had no borrowings outstanding under the Credit Facility.

As of July 29, 2023, we have outstanding seven series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest payments on our cash and cash equivalents and restricted cash and cash equivalents. Changes in interest rates may impact the interest income we recognize in the future.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our condensed consolidated financial position, results of operations, cash flows, or the fair values of our cash and cash equivalents and restricted cash and cash equivalents as of and for the three and six month periods ended July 29, 2023. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the second fiscal quarter of 2023.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 for a description of risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2023 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
May
(4/30/2023 - 5/27/2023)	585,615	$103.65	585,031	$654,900
June
(5/28/2023-7/01/2023)	886,786	$105.81	878,528	$561,920
July
(7/02/2023- 7/29/2023)	688,314	$111.59	688,314	$485,110
Total	2,160,715	$107.06	2,151,873	$485,110

1 We acquired 8,842 shares of treasury stock during the quarter ended July 29, 2023. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2023), incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Ross Stores, Inc. on March 14, 2023.

10.1	Employment Agreement effective June 19, 2023 between Barbara Rentler and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 5, 2023.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 5, 2023	By:	/s/Jeffrey P. Burrill
Jeffrey P. Burrill
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)