Form 10-Q
period 2023-10-28
ROSS STORES, INC.
filed 2023-12-06
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 10, 2023 was 336,666,266.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Sales	$4,924,849	$4,565,489	$14,354,440	$13,481,598

Costs and Expenses
Cost of goods sold	3,564,268	3,424,046	10,426,241	10,020,027
Selling, general and administrative	810,470	693,367	2,364,590	2,029,926
Interest (income) expense, net	(43,319)	(2,802)	(111,930)	25,561
Total costs and expenses	4,331,419	4,114,611	12,678,901	12,075,514

Earnings before taxes	593,430	450,878	1,675,539	1,406,084
Provision for taxes on earnings	146,103	108,842	410,702	341,086
Net earnings	$447,327	$342,036	$1,264,837	$1,064,998

Earnings per share
Basic	$1.34	$1.00	$3.76	$3.09
Diluted	$1.33	$1.00	$3.74	$3.08

Weighted-average shares outstanding (000)
Basic	334,282	342,120	336,187	344,686
Diluted	336,261	343,720	338,107	346,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net earnings	$447,327	$342,036	$1,264,837	$1,064,998

Other comprehensive income	—	—	—	—
Comprehensive income	$447,327	$342,036	$1,264,837	$1,064,998
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Current Assets
Cash and cash equivalents	$4,499,497	$4,551,876	$3,906,490
Accounts receivable	171,915	145,694	168,483
Merchandise inventory	2,613,808	2,023,495	2,494,002
Prepaid expenses and other	206,725	183,654	192,214
Total current assets	7,491,945	6,904,719	6,761,189

Property and Equipment
Land and buildings	1,491,023	1,495,006	1,491,927
Fixtures and equipment	4,109,947	3,961,733	3,882,127
Leasehold improvements	1,503,769	1,433,647	1,402,653
Construction-in-progress	569,995	319,319	171,185
	7,674,734	7,209,705	6,947,892
Less accumulated depreciation and amortization	4,277,215	4,028,178	3,939,154
Property and equipment, net	3,397,519	3,181,527	3,008,738

Operating lease assets	3,160,017	3,098,134	3,101,882
Other long-term assets	221,139	232,083	228,286
Total assets	$14,270,620	$13,416,463	$13,100,095

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,280,278	$2,009,924	$1,927,757
Accrued expenses and other	665,279	638,561	616,753
Current operating lease liabilities	680,088	655,976	656,837
Accrued payroll and benefits	509,484	279,710	251,479
Income taxes payable	20,960	52,075	11,404
Current portion of long-term debt	249,598	—	—
Total current liabilities	4,405,687	3,636,246	3,464,230

Long-term debt	2,210,073	2,456,510	2,455,460
Non-current operating lease liabilities	2,640,068	2,593,961	2,596,221
Other long-term liabilities	218,970	224,104	223,162
Deferred income taxes	212,866	217,059	214,022

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 336,952,000, 342,753,000 and 344,808,000 shares, respectively	3,370	3,428	3,448
Additional paid-in capital	1,920,908	1,820,249	1,793,265
Treasury stock	(633,318)	(584,750)	(581,267)
Retained earnings	3,291,996	3,049,656	2,931,554
Total stockholders’ equity	4,582,956	4,288,583	4,147,000
Total liabilities and stockholders’ equity	$14,270,620	$13,416,463	$13,100,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended October 28, 2023

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 28, 2023	342,753	$3,428	$1,820,249	$(584,750)	$3,049,656	$4,288,583
Net earnings	—	—	—	—	371,191	371,191
Common stock issued under stock plans, net of shares
used for tax withholding	461	4	6,145	(37,522)	—	(31,373)
Stock-based compensation	—	—	33,063	—	—	33,063
Common stock repurchased, inclusive of excise tax	(2,169)	(22)	(9,729)	—	(226,523)	(236,274)
Dividends declared ($0.335 per share)	—	—	—	—	(114,794)	(114,794)
Balance at April 29, 2023	341,045	$3,410	$1,849,728	$(622,272)	$3,079,530	$4,310,396
Net earnings	—	—	—	—	446,319	446,319
Common stock issued under stock plans, net of shares
used for tax withholding	89	1	6,208	(913)	—	5,296
Stock-based compensation	—	—	39,429	—	—	39,429
Common stock repurchased, inclusive of excise tax	(2,152)	(21)	(9,959)	—	(222,713)	(232,693)
Dividends declared ($0.335 per share)	—	—	—	—	(114,005)	(114,005)
Balance at July 29, 2023	338,982	$3,390	$1,885,406	$(623,185)	$3,189,131	$4,454,742
Net earnings	—	—	—	—	447,327	447,327
Common stock issued under stock plans, net of shares
used for tax withholding	34	1	6,231	(10,133)	—	(3,901)
Stock-based compensation	—	—	38,877	—	—	38,877
Common stock repurchased, inclusive of excise tax	(2,064)	(21)	(9,606)	—	(231,129)	(240,756)
Dividends declared ($0.335 per share)	—	—	—	—	(113,333)	(113,333)
Balance at October 28, 2023	336,952	$3,370	$1,920,908	$(633,318)	$3,291,996	$4,582,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended October 29, 2022

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 29, 2022	351,720	$3,517	$1,717,530	$(535,895)	$2,874,898	$4,060,050
Net earnings	—	—	—	—	338,445	338,445
Common stock issued under stock plans, net of shares
used for tax withholding	1,131	11	5,906	(38,113)	—	(32,196)
Stock-based compensation	—	—	36,071	—	—	36,071
Common stock repurchased	(2,524)	(25)	(10,266)	—	(229,274)	(239,565)
Dividends declared ($0.310 per share)	—	—	—	—	(108,908)	(108,908)
Balance at April 30, 2022	350,327	$3,503	$1,749,241	$(574,008)	$2,875,161	$4,053,897
Net earnings	—	—	—	—	384,517	384,517
Common stock issued under stock plans, net of shares
used for tax withholding	153	1	5,974	(521)	—	5,454
Stock-based compensation	—	—	26,803	—	—	26,803
Common stock repurchased	(2,928)	(29)	(12,594)	—	(222,812)	(235,435)
Dividends declared ($0.310 per share)	—	—	—	—	(108,285)	(108,285)
Balance at July 30, 2022	347,552	$3,475	$1,769,424	$(574,529)	$2,928,581	$4,126,951
Net earnings	—	—	—	—	342,036	342,036
Common stock issued under stock plans, net of shares
used for tax withholding	47	1	6,405	(6,738)	—	(332)
Stock-based compensation	—	—	29,493	—	—	29,493
Common stock repurchased	(2,791)	(28)	(12,057)	—	(231,608)	(243,693)
Dividends declared ($0.310 per share)	—	—	—	—	(107,455)	(107,455)
Balance at October 29, 2022	344,808	$3,448	$1,793,265	$(581,267)	$2,931,554	$4,147,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	October 28, 2023	October 29, 2022
Cash Flows From Operating Activities
Net earnings	$1,264,837	$1,064,998
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	300,366	290,565
Stock-based compensation	111,369	92,367
Deferred income taxes	(4,193)	76,380
Change in assets and liabilities:
Merchandise inventory	(590,313)	(231,729)
Other current assets	(48,803)	(72,079)
Accounts payable	259,105	(452,968)
Other current liabilities	284,989	(308,202)
Income taxes	(25,524)	3,397
Operating lease assets and liabilities, net	8,336	8,634
Other long-term, net	5,566	1,304
Net cash provided by operating activities	1,565,735	472,667

Cash Flows From Investing Activities
Additions to property and equipment	(540,458)	(417,901)
Net cash used in investing activities	(540,458)	(417,901)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	18,590	18,298
Treasury stock purchased	(48,568)	(45,372)
Repurchase of common stock	(703,400)	(718,693)
Dividends paid	(342,132)	(324,648)
Net cash used in financing activities	(1,075,510)	(1,070,415)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(50,233)	(1,015,649)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,612,241	4,982,382
End of period	$4,562,008	$3,966,733

Supplemental Cash Flow Disclosures
Interest paid	$80,316	$80,316
Income taxes paid	$440,419	$261,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended October 28, 2023 and October 29, 2022
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 28, 2023 and October 29, 2022, and the results of operations, comprehensive income, and stockholders’ equity for the three and nine month periods ended October 28, 2023 and October 29, 2022, and the cash flows for the nine month periods ended October 28, 2023 and October 29, 2022. The Condensed Consolidated Balance Sheet as of January 28, 2023, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income, and stockholders’ equity for the three and nine month periods ended October 28, 2023 and October 29, 2022, and the cash flows for the nine month periods ended October 28, 2023 and October 29, 2022 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. The fiscal year ending February 3, 2024 is referred to as fiscal 2023 and is a 53-week year. The fiscal year ended January 28, 2023 is referred to as fiscal 2022 and was a 52-week year.

Recently adopted accounting standards. In September 2022, the FASB issued Accounting Standards Update (ASU) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. The ASU requires enhanced and additional disclosures about the key terms of supplier finance programs including a description of where in the financial statements any related amounts are presented. The Company adopted ASU 2022-04 in the first quarter of fiscal 2023 on a retrospective basis, excluding the rollforward requirements which will be adopted in fiscal 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine month periods ended October 28, 2023 and is not expected to have a material impact on the Company’s fiscal 2023 financial statements.

Use of accounting estimates. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from the Company’s estimates. The Company’s significant accounting estimates include valuation reserves for inventory, packaway and other inventory carrying costs, useful lives of fixed assets, insurance reserves, reserves for uncertain tax positions, and legal claims.

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and nine month periods ended October 28, 2023 and October 29, 2022:

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Home Accents and Bed and Bath	25%	25%	25%	25%
Ladies	23%	25%	24%	25%
Men’s	16%	15%	15%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	13%	14%	13%
Shoes	13%	13%	13%	13%
Children’s	9%	9%	9%	9%
Total	100%	100%	100%	100%

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	October 28, 2023	January 28, 2023	October 29, 2022
Cash and cash equivalents	$4,499,497	$4,551,876	$3,906,490
Restricted cash and cash equivalents included in:
Prepaid expenses and other	13,127	12,677	11,446
Other long-term assets	49,384	47,688	48,797
Total restricted cash and cash equivalents	62,511	60,365	60,243
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,562,008	$4,612,241	$3,966,733
Property and equipment. As of October 28, 2023 and October 29, 2022, the Company had $47.0 million and $30.2 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Operating leases. Supplemental cash flow disclosures related to operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended		Nine Months Ended
($000)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating lease assets obtained in exchange for operating lease liabilities	$159,616	$235,186	$550,467	$549,267

Cash dividends. On November 15, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.335 per common share, payable on December 29, 2023. The Company’s Board of Directors declared a cash dividend of $0.335 per common share in February, May, and August 2023, and $0.310 per common share in March, May, August, and November 2022.

Stock repurchase program. In March 2022, the Company’s Board of Directors approved a two-year program to repurchase up to $1.9 billion of the Company’s common stock through fiscal 2023. During the nine month period ended October 28, 2023, the Company repurchased 6.4 million shares of common stock for $703.4 million, excluding excise tax due under the Inflation Reduction Act of 2022. The Company repurchased 8.2 million shares of common stock for $718.7 million during the nine month period ended October 29, 2022.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of October 28, 2023.

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

All outstanding payments owed under the program are recorded within Accounts payable in the Condensed Consolidated Balance Sheets. The Company accounts for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Condensed Consolidated Statements of Cash Flows. The amounts owed to a participating financial institution under the program and included in Accounts payable were $141.0 million, $119.2 million, and $128.0 million at October 28, 2023, January 28, 2023, and October 29, 2022, respectively.

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

The fair value of the Company’s financial instruments are as follows:

($000)	October 28, 2023	January 28, 2023	October 29, 2022
Cash and cash equivalents (Level 1)	$4,499,497	$4,551,876	$3,906,490
Restricted cash and cash equivalents (Level 1)	$62,511	$60,365	$60,243

The underlying assets in the Company’s nonqualified deferred compensation program as of October 28, 2023, January 28, 2023, and October 29, 2022 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	October 28, 2023	January 28, 2023	October 29, 2022
Level 1	$145,003	$155,496	$148,849

Note C: Stock-Based Compensation

For the three and nine month periods ended October 28, 2023 and October 29, 2022, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Restricted stock	$23,546	$22,177	$69,094	$63,337
Performance awards	14,232	6,186	38,994	25,800
Employee stock purchase plan	1,099	1,130	3,281	3,230
Total	$38,877	$29,493	$111,369	$92,367

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and nine month periods ended October 28, 2023 and October 29, 2022 is as follows:

	Three Months Ended		Nine Months Ended
($000)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Cost of goods sold	$20,254	$16,547	$58,885	$50,768
Selling, general and administrative	18,623	12,946	52,484	41,599
Total	$38,877	$29,493	$111,369	$92,367

The tax benefits related to stock-based compensation expense for the three and nine month periods ended October 28, 2023 were $7.9 million and $23.2 million, respectively. The tax benefits related to stock-based compensation expense for the three and nine month periods ended October 29, 2022 were $6.1 million and $18.9 million, respectively.

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

As of October 28, 2023, shares related to unvested restricted stock, restricted stock units, and performance share awards totaled 4.0 million shares. A summary of restricted stock, restricted stock units, and performance share award activity for the nine month period ended October 28, 2023, is presented below:

(000, except per share data)	Number of shares	Weighted-average grant date fair value
Unvested at January 28, 2023	3,943	$99.69
Awarded	1,276	109.52
Released	(1,139)	95.98
Forfeited	(68)	101.63
Unvested at October 28, 2023	4,012	$103.97

The unamortized compensation expense at October 28, 2023 was $199.0 million which is expected to be recognized over a weighted-average remaining period of 2.0 years. The unamortized compensation expense at October 29, 2022 was $213.6 million which was expected to be recognized over a weighted-average remaining period of 2.0 years.

Shares repurchased for tax withholding are considered treasury shares which are available for reissuance. During the three and nine month periods ended October 28, 2023, shares purchased by the Company for tax withholding totaled 85,761 and 461,889, respectively. During the three and nine month periods ended October 29, 2022, shares purchased by the Company for tax withholding totaled 74,844 and 490,060, respectively.

Employee stock purchase plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible employees participating in the quarterly offering period can choose to have up to the lesser of 10% of their annual base earnings or the IRS annual share purchase limit of $25,000 in aggregate market value withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the closing market price on the date of purchase. Purchases occur on a quarterly basis (on the last trading day of each calendar quarter). The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

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

For the three and nine month periods ended October 28, 2023, approximately 14,000 and 17,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively, because their effect would have been anti-dilutive for the periods presented. For the three and nine month periods ended October 29, 2022, approximately 85,000 and 492,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively, because their effect would have been anti-dilutive for the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
October 28, 2023
Shares	334,282	1,979	336,261	336,187	1,920	338,107
Amount	$1.34	$(0.01)	$1.33	$3.76	$(0.02)	$3.74

October 29, 2022
Shares	342,120	1,600	343,720	344,686	1,526	346,212
Amount	$1.00	$—	$1.00	$3.09	$(0.01)	$3.08

Note E: Debt

Senior Notes. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	October 28, 2023	January 28, 2023	October 29, 2022
3.375% Senior Notes due 2024	$249,598	$249,257	$249,144
4.600% Senior Notes due 2025	698,120	697,161	696,841
0.875% Senior Notes due 2026	496,960	496,038	495,732
4.700% Senior Notes due 2027	240,225	239,899	239,791
4.800% Senior Notes due 2030	132,732	132,602	132,559
1.875% Senior Notes due 2031	495,678	495,254	495,113
5.450% Senior Notes due 2050	146,358	146,299	146,280
Total long-term debt[1]	$2,459,671	$2,456,510	$2,455,460

Less: current portion	249,598	—	—
Total due beyond one year	$2,210,073	$2,456,510	$2,455,460
1 Net of unamortized discount and debt issuance costs of $15.3 million, $18.5 million, and $19.5 million as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

The aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.2 billion as of October 28, 2023 and October 29, 2022, and approximately $2.3 billion as of January 28, 2023. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

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

The Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of October 28, 2023, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

The table below shows the components of interest expense and income for the three and nine month periods ended October 28, 2023 and October 29, 2022:

	Three Months Ended		Nine Months Ended
($000)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Interest expense on long-term debt	$21,159	$21,150	$63,458	$63,429
Other interest expense	424	448	1,169	1,242
Capitalized interest	(3,342)	(663)	(8,268)	(4,489)
Interest income	(61,560)	(23,737)	(168,289)	(34,621)
Interest (income) expense, net	$(43,319)	$(2,802)	$(111,930)	$25,561

Note F: Taxes on Earnings

The Company’s effective tax rate for the three and nine month periods ended October 28, 2023 was approximately 25% compared to approximately 24% for the three and nine month periods ended October 29, 2022. The Company’s effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

As of October 28, 2023, January 28, 2023, and October 29, 2022, the reserves for unrecognized tax benefits were $65.3 million, $60.6 million, and $70.7 million, inclusive of $8.4 million, $7.1 million, and $9.1 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $52.2 million would impact the Company’s effective tax rate. It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $12.9 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of October 28, 2023 and October 29, 2022, the related condensed consolidated statements of earnings, comprehensive income, and stockholders’ equity, for the three and nine month periods ended October 28, 2023 and October 29, 2022, and cash flows for the nine month periods ended October 28, 2023 and October 29, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
December 5, 2023

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,765 locations in 43 states, the District of Columbia, and Guam as of October 28, 2023. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 347 dd’s DISCOUNTS stores in 22 states that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

There remains uncertainty and potential for volatility in the current macroeconomic and geopolitical environments, and persistent inflationary pressures continue to negatively impact the discretionary spending of our low-to-moderate income customers. As a result of today’s uncertain external conditions and inflationary pressures, shoppers continue to seek even stronger values when visiting our stores. We plan to carefully manage our expenses and inventory, while closely monitoring market share trends for the off-price industry. We believe our market share can continue to grow through continued focus on bringing value and convenience to our consumers.

Results of Operations

The following table summarizes the financial results for the three and nine month periods ended October 28, 2023 and October 29, 2022:

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Sales
Sales (millions)	$4,925	$4,566	$14,354	$13,482
Sales growth (decline)	7.9%	(0.2%)	6.5%	(3.0%)
Comparable store sales growth (decline)[1]	5%	(3%)	4%	(5%)

Costs and expenses (as a percent of sales)
Cost of goods sold	72.4%	75.0%	72.6%	74.3%
Selling, general and administrative	16.5%	15.2%	16.5%	15.1%
Interest (income) expense, net	(0.9%)	(0.1%)	(0.8%)	0.2%

Earnings before taxes (as a percent of sales)	12.0%	9.9%	11.7%	10.4%

Net earnings (as a percent of sales)	9.1%	7.5%	8.8%	7.9%
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

During the third quarter of fiscal 2023, we opened 51 new stores. For the nine month period ended October 28, 2023, we opened 97 new locations.

The following table summarizes the stores opened and closed during the three and nine month periods ended October 28, 2023 and October 29, 2022:

	Three Months Ended		Nine Months Ended
Store Count	October 28, 2023	October 29, 2022	October 28, 2023		October 29, 2022
Ross Dress for Less
Beginning of the period	1,722	1,669	1,693		1,628
Opened in the period	43	28	72	[1]	71
Closed in the period	—	(1)	—		(3)	[2]
Total Ross Dress for Less stores end of period	1,765	1,696	1,765		1,696
dd’s DISCOUNTS
Beginning of the period	339	311	322		295
Opened in the period	8	12	25		28
Closed in the period	—	—	—		—
Total dd’s DISCOUNTS stores end of period	347	323	347		323
Total stores end of period	2,112	2,019	2,112		2,019

[1] Includes the reopening of a store previously temporarily closed due to a weather event.
[2] Includes the temporary closure of a store impacted by a weather event.

Sales. Sales for the three month period ended October 28, 2023 increased $359.4 million, or 7.9%, compared to the three month period ended October 29, 2022, primarily due to a 5% comparable store sales increase and the opening of 93 net new stores between October 29, 2022 and October 28, 2023.

Sales for the nine month period ended October 28, 2023 increased $872.8 million, or 6.5%, compared to the nine month period ended October 29, 2022, primarily due to a 4% comparable store sales increase and the opening of 93 net new stores between October 29, 2022 and October 28, 2023.

Our sales mix for the three and nine month periods ended October 28, 2023 and October 29, 2022 is shown below:

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Home Accents and Bed and Bath	25%	25%	25%	25%
Ladies	23%	25%	24%	25%
Men’s	16%	15%	15%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	13%	14%	13%
Shoes	13%	13%	13%	13%
Children’s	9%	9%	9%	9%
Total	100%	100%	100%	100%

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

Cost of goods sold. Cost of goods sold for the three and nine month periods ended October 28, 2023 increased $140.2 million and $406.2 million, respectively, compared to the three and nine month periods ended October 29, 2022, primarily due to the respective 5% and 4% comparable store sales increases, higher sales from the opening of 93 net new stores between October 29, 2022 and October 28, 2023, and higher incentive compensation expense, partially offset by lower ocean and domestic freight costs.

Cost of goods sold as a percentage of sales for the three month period ended October 28, 2023 decreased approximately 260 basis points compared to the three month period ended October 29, 2022, primarily due to a 235 basis point increase in merchandise margin mainly due to lower ocean freight costs, a 45 basis point decrease in distribution costs primarily due to the timing of packaway inventory carrying costs, a 40 basis point decrease in domestic freight costs, and 25 basis points of leverage in occupancy costs. Partially offsetting these items was an 85 basis point increase in buying costs primarily due to higher incentive compensation expense.

Cost of goods sold as a percentage of sales for the nine month period ended October 28, 2023 decreased approximately 170 basis points compared to the nine month period ended October 29, 2022, primarily due to a 185 basis point increase in merchandise margin mainly due to lower ocean freight costs, a 50 basis point decrease domestic freight costs, and 15 basis points of leverage in occupancy costs. Partially offsetting these items was an 80 basis point increase in buying costs primarily due to higher incentive compensation expense.

We expect lower ocean and domestic freight costs and higher incentive compensation expense to continue through fiscal 2023.

Selling, general and administrative expenses. For the three and nine month periods ended October 28, 2023, selling, general and administrative expenses (“SG&A”) increased $117.1 million and $334.7 million, respectively, compared to the three and nine month periods ended October 29, 2022. These increases were primarily due to higher incentive compensation expense, higher store wages, and the opening of 93 net new stores between October 29, 2022 and October 28, 2023.

SG&A as a percentage of sales for the three and nine month periods ended October 28, 2023 increased 125 and 140 basis points, respectively, compared to the three and nine month periods ended October 29, 2022, primarily due to higher incentive compensation expense and higher store wages.

We expect SG&A expenses to continue to increase as a result of higher incentive compensation costs, along with the impact from higher store wages through fiscal 2023.

Interest (income) expense, net. For the three and nine month periods ended October 28, 2023, interest (income) expense, net increased $40.5 million and $137.5 million, respectively, compared to the three and nine month periods ended October 29, 2022, primarily due to increased interest income from higher interest rates.

Interest (income) expense, net for the three and nine month periods ended October 28, 2023 and October 29, 2022 consists of the following:

	Three Months Ended		Nine Months Ended
($000)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Interest expense on long-term debt	$21,159	$21,150	$63,458	$63,429
Other interest expense	424	448	1,169	1,242
Capitalized interest	(3,342)	(663)	(8,268)	(4,489)
Interest income	(61,560)	(23,737)	(168,289)	(34,621)
Interest (income) expense, net	$(43,319)	$(2,802)	$(111,930)	$25,561

Taxes on earnings. Our effective tax rate for the three and nine month periods ended October 28, 2023 was approximately 25% compared to approximately 24% for the three and nine month periods ended October 29, 2022. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and uncertain tax positions.

Net earnings. Net earnings as a percentage of sales for the three month periods ended October 28, 2023 and October 29, 2022 were 9.1% and 7.5%, respectively. Net earnings as a percentage of sales for the three month period ended October 28, 2023 was higher primarily due to lower cost of goods sold and higher interest income, partially offset by higher SG&A expenses and higher taxes.

Net earnings as a percentage of sales for the nine month periods ended October 28, 2023 and October 29, 2022 were 8.8% and 7.9%, respectively. Net earnings as a percentage of sales for the nine month period ended October 28, 2023 was higher primarily due to lower cost of goods sold and higher interest income, partially offset by higher SG&A expenses and higher taxes.

Earnings per share. Diluted earnings per share for the three month period ended October 28, 2023 was $1.33 compared to $1.00 for the three month period ended October 29, 2022. Diluted earnings per share for the nine month period ended October 28, 2023 was $3.74 compared to $3.08 for the nine month period ended October 29, 2022. The $0.33 and $0.66 increases in the diluted earnings per share for the three and nine month periods ended October 28, 2023 were primarily attributable to a 31% and 19% increase in net earnings, respectively, and a 2% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program.

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

	Nine Months Ended
($000)	October 28, 2023	October 29, 2022
Cash provided by operating activities	$1,565,735	$472,667
Cash used in investing activities	(540,458)	(417,901)
Cash used in financing activities	(1,075,510)	(1,070,415)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(50,233)	$(1,015,649)

Operating Activities

Net cash provided by operating activities was $1.6 billion for the nine month period ended October 28, 2023. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation. Net cash provided by operating activities was $0.5 billion for the nine month period ended October 29, 2022. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by merchandise inventory payments and payment of fiscal 2021 incentive bonuses.

The increase in cash flow provided by operating activities for the nine month period ended October 28, 2023 compared to the same period in the prior year was primarily driven by lower incentive compensation payments combined with higher current year incentive compensation accruals, higher accounts payable leverage (defined as accounts payable divided by merchandise inventory), and higher net earnings.

Accounts payable leverage was 87% and 77% as of October 28, 2023 and October 29, 2022, respectively. The increase in accounts payable leverage was primarily due to the timing of inventory receipts and related payments versus last year.

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

Changes in packaway inventory levels impact our operating cash flow. As of October 28, 2023, packaway inventory was 39% of total inventory, compared to 40% at the end of fiscal 2022. As of October 29, 2022, packaway inventory was 41% of total inventory, compared to 40% at the end of fiscal 2021.

Investing Activities

Net cash used in investing activities was $540.5 million and $417.9 million for the nine month periods ended October 28, 2023 and October 29, 2022, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems and buying and corporate offices.

The increase in cash used in investing activities for the nine month period ended October 28, 2023, compared to the same period in the prior year, was primarily due to higher capital expenditures related to the construction of our new Buckeye, Arizona distribution center, the construction and build-out of new stores, and various information technology projects.

Capital expenditures for fiscal 2023 are currently projected to be approximately $750 million. Our planned capital expenditures for fiscal 2023 are for investments in our supply chain to support long-term growth, including construction of our next distribution centers, costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, investments in information technology systems, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $1.1 billion for the nine month periods ended October 28, 2023 and October 29, 2022, primarily resulting from stock repurchases under our current stock repurchase program and payment of dividends.

Revolving credit facilities. We have a $1.3 billion senior unsecured revolving credit facility (“Credit Facility”). As of October 28, 2023, we had no borrowings or standby letters of credit outstanding under the Credit Facility, the $1.3 billion Credit Facility remained in place and available, and we were in compliance with the financial covenant. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Senior notes. As of October 28, 2023, we had approximately $2.5 billion of outstanding unsecured Senior Notes, of which $250 million is classified within Current Liabilities on our Condensed Consolidated Balance Sheet for the period ended October 28, 2023. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Other financing activities. In March 2022, our Board of Directors approved a two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023.

For the nine month period ended October 28, 2023, we repurchased 6.4 million shares of common stock for $703.4 million, excluding excise tax due under the Inflation Reduction Act of 2022. We repurchased 8.2 million shares of common stock for $718.7 million during the nine month period ended October 29, 2022. During each of the nine month periods ended October 28, 2023 and October 29, 2022, we also acquired 0.5 million shares of treasury stock to cover employee tax withholding obligations under our employee equity compensation programs for aggregate purchase prices of approximately $48.6 million and $45.4 million, respectively.

On November 15, 2023, our Board of Directors declared a quarterly cash dividend of $0.335 per common share, payable on December 29, 2023. The Board of Directors declared a cash dividend of $0.335 per common share in February, May, and August 2023, and $0.310 per common share in March, May, August, and November 2022.

For the nine month periods ended October 28, 2023 and October 29, 2022, we paid cash dividends of $342.1 million and $324.6 million, respectively.

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

We ended the third quarter of fiscal 2023 with $4.5 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, common stock repurchases, quarterly dividend payments, debt repayment, and interest payment obligations for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below presents our significant contractual obligations as of October 28, 2023:

($000)	Less than one year	Greater than one year	Total¹

Recorded contractual obligations:
Senior notes	$250,000	$2,224,991	$2,474,991
Operating leases	721,122	2,689,788	3,410,910
New York buying office ground lease[2]	7,552	1,103,251	1,110,803
Unrecorded contractual obligations:
Real estate obligations[3]	10,056	160,979	171,035
Interest payment obligations	80,316	354,818	435,134
Purchase obligations[4]	4,282,728	64,577	4,347,305
Total contractual obligations	$5,351,774	$6,598,404	$11,950,178

1 We have a $63.0 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our interim Condensed Consolidated Balance Sheet. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, store fixtures and supplies, and information technology services, transportation, and maintenance contracts.

Other than the unrecorded contractual obligations noted above, we do not have any material off-balance sheet arrangements as of October 28, 2023.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our Credit Facility in addition to a funded trust to collateralize some of our insurance obligations. As of October 28, 2023, January 28, 2023, and October 29, 2022, we had $2.6 million, $2.6 million, and $3.0 million, respectively, in standby letters of credit outstanding. As of October 28, 2023, January 28, 2023, and October 29, 2022, we had $59.9 million, $57.8 million, and $57.2 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Trade letters of credit. We had $18.5 million, $7.6 million, and $7.8 million in trade letters of credit outstanding at October 28, 2023, January 28, 2023, and October 29, 2022, respectively.

Dividends. In November 2023, our Board of Directors declared a quarterly cash dividend of $0.335 per common share, payable on December 29, 2023.

Critical Accounting Estimates

During the third quarter of fiscal 2023, there have been no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended January 28, 2023.

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

Future impact from inflation, interest rate increases, ongoing military conflicts and economic sanctions, the COVID-19 pandemic, climate change, and other economic, regulatory, consumer spending, and industry trends that could potentially adversely affect our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks and uncertainties are not limited to but may include:

•Impacts from the macroeconomic environment, including inflation, interest rates, housing costs, energy and fuel costs, financial and credit market conditions, recession concerns, fear of a potential U.S. federal government shutdown, geopolitical conditions (including the current Russia-Ukraine and Middle East conflicts), the COVID-19 pandemic, or public health and public safety issues, which affect our costs, consumer confidence, and consumer disposable income and shopping behavior.
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
•Disruptions in our supply chain or in our information systems, including from ransomware or other cyber-attacks, which could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.
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
•An adverse outcome in various legal, regulatory, or tax matters, or the adoption of new federal or state tax legislation that increases tax rates or adds new taxes, which could increase our costs.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of October 28, 2023.

Interest that is payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of October 28, 2023, we had no borrowings outstanding under the Credit Facility.

As of October 28, 2023, we have outstanding seven series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest payments on our cash and cash equivalents and restricted cash and cash equivalents. Changes in interest rates may impact the interest income we recognize in the future.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our condensed consolidated financial position, results of operations, cash flows, or the fair values of our cash and cash equivalents and restricted cash and cash equivalents as of and for the three and nine month periods ended October 28, 2023. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the third fiscal quarter of 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2023 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
August
(7/30/2023 - 8/26/2023)	525,510	$115.39	525,510	$424,470
September
(8/27/2023-9/30/2023)	916,341	$116.94	830,580	$327,450
October
(10/01/2023- 10/28/2023)	707,623	$114.26	707,623	$246,600
Total	2,149,474	$115.68	2,063,713	$246,600

1 We acquired 85,761 shares of treasury stock during the quarter ended October 28, 2023. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants. All remaining shares were repurchased under our publicly announced stock repurchase program.

2 In March 2022, our Board of Directors approved a two-year program to repurchase up to $1.9 billion of our common stock through fiscal 2023.

ITEM 5. OTHER INFORMATION

A Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) was adopted on October 6, 2023 by Michael J. Hartshorn, Group President and Chief Operating Officer, and a member of our Board of Directors. The trading plan has a duration of up to one year, and provides for the sale of up to 76,000 shares of the Company's common stock (prior to reduction for shares withheld for taxes). The number of shares that may be sold is also dependent in part on the number of shares that vest under specified restricted stock and performance share awards.

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

10.2
Second Amendment to Employment Agreement effective January 1, 2016 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.49 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.3
Fourth Amendment to the Employment Agreement effective April 15, 2017 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.

10.4
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

10.6	Ninth Amendment to Employment Agreement between Michael Balmuth and Ross Stores, Inc. dated May 2, 2022.

10.7	Tenth Amendment to Employment Agreement between Michael Balmuth and Ross Stores, Inc. dated August 29, 2023.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 5, 2023.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	December 5, 2023	By:	/s/Jeffrey P. Burrill
Jeffrey P. Burrill
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)