Form 10-K
period 2024-02-03
ROSS STORES, INC.
filed 2024-04-02
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 03, 2024
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of July 29, 2023 was $38,089,466,770, based on the closing price on that date as reported by the Nasdaq Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $.01 par value, outstanding on March 11, 2024 was 335,174,141.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders, which will be filed on or before June 3, 2024, are incorporated herein by reference into Part III.

Ross Stores, Inc.
Form 10-K

PART I

ITEM 1. BUSINESS

Ross Stores, Inc. and its subsidiaries (“we” or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.

Ross is the largest off-price apparel and home fashion chain in the United States, with 1,764 locations in 43 states, the District of Columbia, and Guam, as of February 3, 2024. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross’ target customers are primarily from middle income households.

We also operate 345 dd’s DISCOUNTS stores in 22 states as of February 3, 2024. dd’s DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood, and its target customers typically come from households with more moderate incomes than Ross customers.

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

We refer to our fiscal year ended February 3, 2024 as fiscal 2023 which was a 53-week year. Our fiscal years ended January 28, 2023 and January 29, 2022 are referred to as fiscal 2022 and fiscal 2021, respectively, each of which were 52-week years.

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

In fiscal 2023, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. Packaway accounted for approximately 40% of total inventories as of February 3, 2024 and January 28, 2023.

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

At the end of fiscal 2023, we had over 900 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, and each includes merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average eight years of experience, including merchandising positions with other retailers. We expect to make continued investments in our merchant organization to further develop our relationships with our manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

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

Stores

As of February 3, 2024, we operated a total of 2,109 stores comprised of 1,764 Ross stores and 345 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, our real estate strategy is to cluster Ross stores with the objective to increase our market penetration and to benefit from economies of scale in advertising, distribution, field management, and other overhead. When evaluating a new store location, we consider factors such as the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions. Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time and at reasonable costs in a given market. We do the same for dd’s DISCOUNTS stores.

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

Marketing and Advertising

We use a variety of marketing and advertising media to communicate our value proposition to customers—savings off the same brands carried at department or specialty stores every day. This includes a mix of traditional and streaming television, digital channels, and new store grand openings. We continue to shift our marketing and advertising to digital channels, including social media, digital video, and digital audio, to reflect changes in media consumption. We believe that a mix of channels is important to reach our customers.

Trademarks

Our principal trademarks are ROSS®, Ross Dress For Less®, and dd’s DISCOUNTS®, which are registered in the United States and in certain other countries. We expect our rights in these trademarks to endure in locations where we use them for as long as our use continues.

Human Capital

As of February 3, 2024, we had approximately 108,000 total associates, which includes both full- and part-time associates in our stores, distribution centers, and buying and corporate offices. Approximately 85% of these associates worked in our retail stores. Additionally, we hire temporary associates, especially during peak seasons. We have no associates that are covered by a collective bargaining agreement. Management considers the relationship between the Company and our associates to be strong.

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

Our culture. Values start with our people. At Ross, we value integrity, accountability, respect, learning, and humility. We strive to do what is right for our associates, customers, and the communities we serve. We are also committed to promoting an inclusive culture and work environment in which our associates are treated with dignity and respect.

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

Name	Age	Position
Michael Balmuth	73	Executive Chairman
Barbara Rentler	66	Chief Executive Officer
Michael J. Hartshorn	56	Group President, Chief Operating Officer
Michael Kobayashi	59	President, Chief Capability Officer
Karen Fleming	57	President, Chief Merchandising Officer – dd’s DISCOUNTS
Stephen Brinkley	50	President, Operations
Adam Orvos	59	Executive Vice President, Chief Financial Officer

Mr. Balmuth has served as Executive Chairman since September 2023 and also rejoined our Board of Directors at that time. Prior to rejoining the Board in 2023, Mr. Balmuth had served on the Board from 1996 to 2021. Previously, he served as Strategic Advisor of the Company from 2021 to August 2023, Chairman of the Board and Senior Advisor from 2019 to 2021, and Executive Chairman from 2014 to 2019. He was also Vice Chairman of the Board of Directors and Chief Executive Officer for 18 years from 1996 to 2014, during which time he also served as President from 2005 to 2009. Prior to this, Mr. Balmuth was Executive Vice President, Merchandising from 1993 to 1996 and Senior Vice President and General Merchandise Manager from 1989 to 1993. Before joining Ross, he was Senior Vice President and General Merchandising Manager at Bon Marché in Seattle from 1988 to 1989 and Executive Vice President and General Merchandising Manager for Karen Austin Petites from 1986 to 1988.

Ms. Rentler has served as Chief Executive Officer and a member of the Board of Directors since 2014 and as Vice Chair of the Board since 2021. From 2009 to 2014, she was President and Chief Merchandising Officer, Ross Dress for Less and Executive Vice President, Merchandising, from 2006 to 2009. She also served at dd’s DISCOUNTS as Executive Vice President and Chief Merchandising Officer from 2005 to 2006, and Senior Vice President and Chief Merchandising Officer from 2004 to 2005. Prior to that, she held various merchandising positions since joining the Company in 1986.

Mr. Hartshorn has served as Group President and Chief Operating Officer since 2019 and a member of the Board of Directors since 2021. Previously, he was Group Executive Vice President, Finance and Legal, Chief Financial Officer in 2019; Executive Vice President, Chief Financial Officer from 2018 to 2019; Group Senior Vice President, Chief Financial Officer from 2015 to 2018; Senior Vice President and Chief Financial Officer from 2014 to 2015; and Senior Vice President and Deputy Chief Financial Officer from 2012 to 2014. He was also Group Vice President, Finance and Treasurer from 2011 to 2012, and Vice President, Finance and Treasurer from 2006 to 2011. From 2002 to 2006, he held a number of management roles in the Ross IT and supply chain organizations. He initially joined the Company in 2000 as Director and Assistant Controller. For seven years prior to joining Ross, Mr. Hartshorn held various financial roles at The May Department Stores Company.

Mr. Kobayashi has served as President and Chief Capability Officer since 2022. Prior to this role, he served as President, Operations and Technology from 2019 to 2022; Group Executive Vice President, Supply Chain, Merchant Operations, and Technology from 2014 to 2019; and Executive Vice President, Supply Chain, Allocation, and Chief Information Officer from 2010 to 2014. Previously, he was Group Senior Vice President, Supply Chain and Chief Information Officer from 2008 to 2010, and Senior Vice President and Chief Information Officer from 2004 to 2008. Prior to joining Ross, Mr. Kobayashi was a Partner with Accenture, providing consulting services to clients in Accenture’s Retail & Consumer Goods practice.

Ms. Fleming has served as President and Chief Merchandising Officer – dd’s DISCOUNTS since April 2024. Previously, she served as Group Executive Vice President, Merchandising at dd’s DISCOUNTS since 2023 and Executive Vice President, Merchandising at dd’s DISCOUNTS since 2022. Prior to this, Ms. Fleming served as Group Senior Vice President of Merchandising from 2018 to 2022 and Senior Vice President of Merchandising from 2015 to 2018. Prior to that, she held various merchandising positions since joining the Company in 1999.

Mr. Brinkley has served as President, Operations since October 2023. Prior to joining Ross, he served as President of SportChek, a subsidiary of Canadian Tire Corporation, since 2020 and as Senior Vice President, Stores from 2019 to 2020. Previously, he held roles at Save A Lot Food Stores Ltd. as Executive Vice President and Chief Operating Officer from 2017 to 2019 and before that as Senior Vice President, Corporate Store Operations since 2017. He also held several store and field management positions during his 14-year tenure at Target Corporation.

Mr. Orvos has served as Executive Vice President and Chief Financial Officer since 2021. Mr. Orvos joined Ross in January 2021 as Group Senior Vice President, Supply Chain Administration. Prior to joining Ross, Mr. Orvos served as Senior Vice President, Retail Finance and Global Financial Planning and Analysis at Lowe’s from 2019 to 2020; Chief Financial Officer and Chief Operating Officer at Neiman Marcus from 2018 to 2019; and Executive Vice President, Retail and then Chief Executive Officer at Total Wine & More from 2016 to 2017. Mr. Orvos held several senior management positions at Belk Department Stores from 2006 to 2016, where he eventually became its Chief Financial Officer. For almost 20 years prior to this, Mr. Orvos held various financial roles at The May Department Stores Company, including Chief Financial Officer of their Foley’s division.

ITEM 1A. RISK FACTORS

Our fiscal 2023 Annual Report on Form 10-K and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events, our projected future financial performance, operations, competitive position, and our planned growth, that are all subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and from our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

MACROECONOMIC AND RETAIL INDUSTRY BUSINESS RISKS

We are subject to impacts from the macroeconomic environment, financial and credit markets, and geopolitical conditions that affect consumer confidence and consumer disposable income, and also increase our costs. Inflation, supply chain disruptions, and other accompanying economic impacts from geopolitical conflicts, public health crises (such as pandemics), or other external events may continue to have significant negative effects on our costs and on consumer confidence, shopping behavior, and spending, which may adversely affect our sales and profitability.
Consumer spending levels and shopping behaviors for the merchandise we sell are affected by many external macroeconomic factors. Currently, elevated inflation is affecting consumer demand for our products and increasing our costs. Factors such as higher fuel and energy costs, rising food prices, high interest rates, increases in housing costs, the size and timing of government stimulus programs, wage rates, unemployment levels, income tax rates and the timing of tax refunds, availability of consumer credit, consumer debt levels, and the resulting effects on consumers’ disposable income and consumer confidence in future economic conditions all have an impact on consumer spending habits for our merchandise.

Ongoing geopolitical conflicts may continue to cause various adverse macroeconomic effects, including supply chain disruptions, market volatility and uncertainty, inflation, increases in fuel and energy costs, rising food prices, and depressed financial markets.

Our business and operations were adversely affected by the COVID-19 pandemic in recent years, and could be affected by another public health event in the future. The extent and duration of impacts from future public health crisis on our business and our financial results will depend largely on future developments, including the severity, location, and duration of the issue, efforts to mitigate the resulting economic disruptions, and the related impact on consumer confidence, shopping behavior, and spending, all of which are highly uncertain and cannot be predicted. Such impacts have in the past, and may in the future, adversely affect our profitability, cash flows, financial results, and our capital resources.

Elevated inflation, geopolitical conflicts, bank failures, pandemics, and other potential, adverse developments, could reduce demand for our merchandise, increase our cost of goods, freight, and payroll, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States and its territories, so we are especially susceptible to changes in the U.S. economy.

Competitive pressures in the apparel and home-related merchandise retailing industry are high.
The retail industry is highly competitive and the marketplace is highly fragmented, as many different retailers compete for market share by utilizing a variety of store and online formats and merchandising strategies. We expect competition to increase in the future. There are limited economic barriers for others to enter the off-price retail sector. We compete for customers, associates, store locations, and merchandise with many other local, regional, and national retailers, traditional department stores, upscale mass merchandisers, other off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce. Our retail competitors constantly adjust their pricing, business strategies, and promotional activity (particularly during holiday periods) in response to changing market conditions or their own financial condition. The substantial sales growth in e-commerce has also encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create successful online shopping alternatives. Intense pressures from our competitors, our inability to adapt effectively and quickly to a changing competitive landscape, or a failure to effectively execute our off-price model, could reduce demand for our merchandise, decrease our inventory turnover, cause us to take greater markdowns, and negatively affect our sales and margins.

Unexpected changes in the level of consumer spending on or preferences for apparel and home-related merchandise could adversely affect us.
Our success depends on our ability to effectively buy and sell merchandise that meets customer demand. We work on an ongoing basis to identify customer trends and preferences, and to obtain merchandise inventory to meet anticipated customer needs. It is very challenging to successfully do this well and consistently across our diverse merchandise categories and in the multiple markets in which we operate throughout the United States and its territories. Although our off-price business model provides us certain advantages and may allow us greater flexibility than traditional retailers have in adjusting our merchandise mix to ever-changing consumer tastes, our merchandising decisions may still fail to correctly anticipate and match consumer trends and preferences, particularly in our newer geographic markets. Failure to correctly anticipate and match the trends, preferences, and demands of our customers could adversely affect our business, financial condition, and operating results.

Adverse and/or unseasonable weather may affect shopping patterns and consumer demand for seasonal apparel and other merchandise, and may result in temporary store closures and disruptions in deliveries of merchandise to our stores.
Unseasonable weather and prolonged, extreme temperatures, as well as events such as storms, affect consumers’ buying patterns and willingness to shop, and may adversely affect the demand for merchandise in our stores, particularly in apparel and seasonal merchandise. Among other things, weather conditions may also affect our ability to deliver our products to our stores or require us to close certain stores temporarily, thereby reducing store traffic. Even if stores are not closed, many customers may be unable to go, or may decide to avoid going to stores in bad weather. As a result, adverse or unseasonable weather in any of our markets could lead to lower-than-expected sales and cause us to increase our markdowns, which may negatively affect our sales and margins.

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
Opportunistic buying, lean inventory levels, and frequent inventory turns are critical elements of our off-price business strategy. Maintaining an overall pricing differential to department and specialty stores is also key to our ability to attract customers and sustain our sales and gross margins. Our opportunistic buying places considerable discretion with our merchants, who are in the marketplace continually and who are generally purchasing merchandise for the current or upcoming season. Our ability to meet or exceed our operating performance targets depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers and that represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced. To the extent that certain of our vendors decide not to sell to us or go out of business, the amount of high quality merchandise available to us could also be materially reduced. Because a significant portion of the apparel and other goods we sell is originally manufactured in other countries, constraints on the availability of shipping capacity, changes in transportation costs or in U.S. tariffs, trade relationships or tax policies, geopolitical conflicts, natural disasters, or public health issues such as pandemics, that reduce the supply or increase the relative cost of imported goods, could also result in disruptions to our existing supply relationships. Shortages, delays, or disruptions in the availability to us of high quality, value-priced merchandise would likely have a material adverse effect on our sales and margins.

Our inability to continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies along with labor shortages, increased turnover, or increased labor costs could adversely affect our operating results.
Like other retailers, we face challenges in recruiting and retaining sufficient talent in our buying organization, management, stores, distribution centers, and other key areas. Many of our retail store associates are in entry level or part-time positions with elevated rates of turnover. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, potential labor organizing activities, as well as the impact of legislation or regulations governing minimum wage or healthcare benefits.

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
Risks in importing and selling such merchandise include import duties and quotas, economic and supply chain uncertainties and adverse economic conditions (including shipping capacity limitations, cost increases, inflation, recession, and exchange rate fluctuations), foreign government regulations, employment and labor matters, concerns relating to human rights, working conditions, and other issues in factories or countries where merchandise is produced, transparency of sourcing and supply chains, exposure on product warranty and intellectual property issues, consumer perceptions of the safety of imported merchandise, geopolitical conflict (including wars and fears of war), political unrest, natural disasters, regulations to address climate change, and trade restrictions.

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

To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption, delay, or increase in the cost of imports, including the imposition of import or other restrictions such as product detention, war, acts of terrorism, natural disasters, or public health issues such as pandemics could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by global shipping capacity limitations, labor stoppages, or by financial or political instability in any of the countries in which the goods we purchase are manufactured. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. We cannot predict whether any of the countries from which our products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type, or effect of any such restrictions.

Our ability to effectively advertise and market our business could impact customer traffic and demand for our merchandise.
Customer traffic and demand for our merchandise is influenced by our advertising and marketing activities, the name recognition and reputation of our brands, and the location of our stores. Although we use marketing and advertising mediums to attract customers to our stores, particularly through traditional and streaming television, digital channels, and new store grand openings, our competitors may spend more or use different approaches, which could provide them with a competitive advantage. Our advertising and other promotional programs may not be effective or may be perceived negatively, or could require increased expenditures, any of which could adversely affect sales or increase costs.

OPERATIONAL RISKS

In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage. As a result of changes in shopping behaviors due to factors such as inflation, the COVID-19 pandemic and the possibility of future pandemics, and disruptions to supply chains and store operations, we are at risk for inventory imbalances and the potential for higher than normal levels of markdowns to sell through our inventory, increased cost of goods, and for lost sales due to insufficient inventory to meet customer demand, any of which would negatively affect our sales, gross margin, and operating results.
We purchase the majority of our inventory based on our sales plans. If our actual demand is lower than our sales plans, we may experience excess inventory levels and need to take markdowns on excess or slow-moving inventory, resulting in decreased profit margins. Inflation may continue to cause our costs to purchase inventory to be higher than we planned, and we may not be able to sell the inventory to our customers at correspondingly increased prices, resulting in decreased profit margins. We also may have insufficient inventory to meet customer demand, leading to lost sales opportunities. As evidenced by the COVID-19 pandemic, future pandemics and accompanying economic impacts may change shopping behavior so that our predictions and sales plans become less accurate, and that may lead us to have higher than usual levels of slow-moving or non-salable inventory at our prior planned price levels. We would then need to reduce our selling prices aggressively and progressively in order to clear out that inventory, which would result in decreased profit margins or losses on sales of that inventory, and adversely affect our results of operations in future periods.

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

Information or data security breaches, including cyberattacks on our transaction processing and computer information systems (including malware intrusion, data exfiltration, identity theft, and other types of cybersecurity threats), could disrupt our operations, result in theft or unauthorized disclosure of our confidential and valuable business information or credit card and other customer information, and could adversely affect our business, disrupt our operations, damage our reputation, increase our costs, and create significant legal exposure.
Like other large retailers, we rely on commercially available computer and telecommunications systems to process, transmit, and store payment card and other personal and confidential information, and to provide information or data security for those transactions. Many of the key information systems and processes we use to handle payment card transactions and check approvals, and the levels of security technology utilized in payment cards, are controlled by the banking and payment card industry, not by us. Cybercriminals may attempt to penetrate our point of sale and other transaction processing information systems to misappropriate customer or business information, including but not limited to credit/debit card, personnel, or trade information.

Cybercriminals (including state-sponsored actors) may attempt to penetrate our information systems, including supply chain and logistics systems, to deprive us from access to necessary business information and to disrupt our operations, as part of so-called “ransomware” extortion activity or otherwise. A disruption within our logistics or supply chain network could adversely affect our ability to timely and efficiently transport merchandise to our stores or our distribution centers, which could impair our ability to meet customer demand for products and result in lost sales or increased supply chain costs.

Despite security measures we have in place, and our efforts to prevent, monitor, and mitigate attacks and errors, our facilities and systems (or those of third-party service providers we utilize or connect to) may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, phishing, ransomware attacks, and similar fraudulent attacks, or other similar events. It is also possible that an associate within our Company, or at a third party we do business with, may purposefully or inadvertently cause a security breach involving such information. The increasing sophistication of cybercriminals, the increased potential for cyberattacks, the advances in computer capabilities and artificial intelligence, and remote access increases these risks. A breach of our information or data security, a system shut down or other response we may take, or our failure or delay in detecting and mitigating a system breach and a loss of personal or business information, could result in damage to our reputation, loss of customer confidence, violation (or alleged violation) of applicable laws (including laws relating to consumer data protection and privacy, and required notifications of data security breaches), and expose us to civil claims, litigation, and regulatory action, and to unanticipated costs and disruption of our operations.

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

We are currently making, and will continue to make, technology investments to improve or replace information processes and systems that are key to managing our business. We must monitor and choose sound investments and implement them at the right pace. The risk of system disruption is increased whenever significant system changes are undertaken. An excessive rate of technological change could detract from the effectiveness of adoption and could make it more difficult for us to realize benefits from new technology. Poorly targeting opportunities, failing to make good investments, or making an investment commitment significantly above or below our needs could damage our competitive position and adversely impact our business and results of operations. Additionally, the potential problems and interruptions associated with implementing technology system changes could disrupt or reduce the efficiency of our operations in the short term. These initiatives might not provide us with the anticipated benefits, or may provide them on a delayed schedule or at a higher cost.

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

A disruption within our logistics or supply chain network could adversely affect our ability to timely and efficiently transport merchandise to our stores or our distribution centers, which could impair our ability to meet customer demand for products and result in lost sales or increased supply chain costs. Such disruptions may result from public health issues such as pandemics, cyberattacks, damage or destruction to our distribution centers, weather-related events, natural disasters, trade restrictions, tariffs, third-party strikes or ineffective cross-dock operations, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, or other factors beyond our control. Any such disruptions could negatively impact our financial performance or financial condition.

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

To support our continuing operations, our new store and distribution center growth plans and other capital investment plans, our quarterly dividends, our debt repayments, and our stock repurchase program, we must maintain sufficient liquidity.
We depend upon our operations to generate strong cash flows to support our general operating activities, and to finance our operations, make capital expenditures and acquisitions, manage our debt levels, and return value to our stockholders through dividends and stock repurchases. Disruptions to our operations may occur, nationally, regionally, or in specific locations. If we are unable to generate sufficient cash flows from operations to support our activities, our growth plans and our financial performance would be adversely affected.

If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. In addition, if we do not properly allocate our capital resources to maximize returns, our operations, cash flows, and returns to stockholders could be adversely affected.

A pandemic, or natural or man-made disaster in a region where we have a concentration of stores, offices, or a distribution center could harm our business.
We have a concentration of store locations in the states of California, Texas, and Florida; together those states include almost 50% of our stores. More than half of our distribution center and warehouse capacity, approximately 22% of our stores, and our corporate headquarters, are located in California. Natural or other disasters, such as wildfires, earthquakes, hurricanes, tornadoes, floods, or other extreme weather and climate conditions, or fires, explosions, and acts of war or terrorism, or public health issues (such as pandemics), in any of our markets could disrupt our operations or our supply chain, or could shut down, damage, or destroy our stores or distribution facilities.

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

We require our vendors (for both import and domestic purchasing) to contractually confirm that they adhere to various conduct, compliance, and other requirements, including those relating to environmental, employment and labor (including wages and working conditions), health, safety, and anti-bribery standards. From time to time, our vendors, their contractors, or their subcontractors may be alleged to not be in compliance with these standards or with applicable local laws. Although we have implemented policies and procedures to promote compliance with laws and regulations relating to doing business in foreign markets and importing merchandise, and to monitor the compliance of our suppliers, this does not guarantee that suppliers and other third parties with whom we do business will not violate (or not allegedly violate) such laws and regulations or our policies. Significant or continuing non-compliance (or alleged non-compliance) with such standards and laws by one or more vendors could have a negative impact on our reputation, could subject us to claims and liability, and could have an adverse effect on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY RISK

RISK MANAGEMENT AND STRATEGY

We have a cybersecurity program that is intended to assess, identify, and manage material risks from cybersecurity threats to our business. Our program includes policies and procedures for detection, assessment, response, mitigation, remediation, and reporting of cybersecurity incidents and threats. Overall, our cybersecurity program is a strategic component of our company-wide risk management framework and activities.

Our cybersecurity program is led by our Information Technology (IT) team. The IT team is principally responsible for developing, managing, and implementing our cybersecurity risk assessment processes, maintaining and implementing our incident response plans, selecting and implementing security controls, providing cybersecurity training, performing ongoing threat analysis, and responding to cybersecurity threats and incidents. The cybersecurity program also draws upon a combination of industry frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework, that are designed to help companies measure their security posture, reduce cybersecurity risks, and provide guidance for implementing effective security controls.

Our risk management approach and processes for cybersecurity extend to assessing and managing risks from cybersecurity threats associated with our use of third-party service providers, by employing vetting processes, including the conducting of security assessments and monitoring activities, to verify that third-party service providers adhere to our policies and contractual requirements.

In addition, we engage and work with a range of third-party advisors, including cybersecurity consultants, legal counsel, and auditors, to help us assess, test, and otherwise assist in the development and review of our cybersecurity processes. These relationships enable us to benefit from specialized knowledge and insights to help inform our cybersecurity strategies.

As of April 1, 2024, to our knowledge, our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats or previously identified cybersecurity incidents, but there is no assurance that we will not be materially affected in the future by such risks or future incidents. For more information on our cybersecurity related risks, see ITEM 1A. RISK FACTORS.

GOVERNANCE

Our Board of Directors exercises general oversight of our risk management activities, including our cybersecurity program. With respect to risks related to cybersecurity, our Board of Directors has delegated the primary oversight responsibility to the Audit Committee. The Audit Committee, along with management, reports to the full Board of Directors on these matters throughout the year.

The Audit Committee receives quarterly cybersecurity reports and engages directly with our management team, including our Chief Capability Officer (CCO), Chief Information Officer (CIO) and Chief Information Security Officer (CISO), on cybersecurity risk management and related risk topics, including incident response and recovery protocols, associate trainings and awareness, recent Company and industry developments, and our related compliance programs and practices. Our cybersecurity program and practices are also evaluated through various internal and third-party audits and assessments, with the results reported to the Audit Committee.

Our CIO and CISO are principally responsible for assessing and managing our material risks from cybersecurity threats, reporting to our CCO. They lead efforts to prevent, identify, detect, mitigate, and remediate material cybersecurity risks and incidents through various means, including by receiving alerts and reports produced by security tools deployed in our IT systems. Together, our CIO and CISO have decades of experience in cybersecurity and in retail, including leadership experience in cybersecurity risk management, incident response and recovery, compliance, governance, IT systems and technology, and overall cyber defense methodologies.

ITEM 2. PROPERTIES

At February 3, 2024, we operated a total of 2,109 stores, of which 1,764 were Ross stores in 43 states, the District of Columbia, and Guam, and 345 were dd’s DISCOUNTS stores in 22 states. See additional discussion under “Stores” in ITEM 1. BUSINESS.

The following table summarizes the locations of our stores by state/territory as of February 3, 2024 and January 28, 2023.

State/Territory	February 3, 2024	January 28, 2023
Alabama	27	26
Arizona	89	84
Arkansas	10	10
California	463	452
Colorado	42	41
Delaware	4	4
District of Columbia	2	2
Florida	244	239
Georgia	70	66
Guam	3	3
Hawaii	21	21
Idaho	12	12
Illinois	102	101
Indiana	33	31
Iowa	9	7
Kansas	15	14
Kentucky	17	17
Louisiana	24	21
Maryland	32	28
Michigan	8	—
Minnesota	1	—
Mississippi	12	11
Missouri	31	31
Montana	6	6
Nebraska	8	7
Nevada	43	41
New Jersey	21	18
New Mexico	22	20
New York	4	—
North Carolina	53	52
North Dakota	3	3
Ohio	25	22
Oklahoma	30	29
Oregon	32	32
Pennsylvania	56	53
South Carolina	31	31
South Dakota	2	2
Tennessee	45	40
Texas	304	294
Utah	27	26
Virginia	43	42
Washington	48	45
West Virginia	4	4
Wisconsin	28	24
Wyoming	3	3
Total	2,109	2,015

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time and at reasonable costs in a given market. Nearly all of our stores are leased. The majority of our new stores have unexpired original lease terms ranging from three to ten years with three to four renewal options of five years each.

The following table summarizes the location and approximate sizes of our distribution/warehouse facilities and office locations as of February 3, 2024. Square footage information for the distribution and warehouse facilities represents total ground floor area of the facility.

		Total Approximate Square Footage
Location	Number of Facilities	Owned	Leased

Distribution and Warehouse Facilities
Buckeye, Arizona[1]	1	1,700,000	—
Moreno Valley, California	3	1,300,000	1,850,000
Perris, California	2	1,999,000	—
Riverside, California	1	449,000	—
Shafter, California	3	1,700,000	1,353,000
Statesville, North Carolina	1	—	640,000
Carlisle, Pennsylvania	4	465,000	604,000
Fort Mill, South Carolina	5	2,051,000	415,000
Rock Hill, South Carolina	2	1,200,000	431,000
Brookshire, Texas	1	1,890,000	—

Office Space
Dublin, California	1	414,000	—
Los Angeles, California	1	—	120,000
Boston, Massachusetts	1	—	5,000
New York City, New York[2]	1	572,000	—

1 We are currently in the process of completing the construction of this distribution center.
[2] Our New York buying office building is subject to a 99-year ground lease.

See additional discussion under “Distribution” in ITEM 1. BUSINESS.

ITEM 3. LEGAL PROCEEDINGS

We have been named in class/representative action lawsuits, primarily in California, alleging violations by us of wage and hour laws. Class/representative action litigation remains pending as of February 3, 2024.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

General information. Our stock is traded on The Nasdaq Global Select Market® under the symbol ROST. There were 1,234 stockholders of record as of March 11, 2024, and the closing stock price on that date was $145.87 per share.

Cash dividends. On March 5, 2024, our Board of Directors declared a quarterly cash dividend of $0.3675 per common share, payable on March 29, 2024. Our Board of Directors declared cash dividends of $0.3350 per common share in February, May, August, and November 2023. Our Board of Directors declared a cash dividend of $0.3100 per common share in March, May, August, and November 2022.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2023 is as follows:

Period	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(10/29/2023 - 11/25/2023)	461,842	$122.54	461,842	$190,000
December
(11/26/2023 - 12/30/2023)	723,609	$134.08	723,609	$92,980
January
(12/31/2023 - 02/03/2024)	672,906	$138.18	672,906	$0
Total	1,858,357	$132.70	1,858,357	$0

¹ We did not acquire any shares of treasury stock during the quarter ended February 3, 2024. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

In March 2024, our Board of Directors approved a new two-year program to repurchase up to $2.1 billion of our common stock through fiscal 2025.

Refer to Note H: Stockholders’ Equity in the Notes to Consolidated Financial Statements for equity compensation plan information. The information under Item 12 of this Annual Report on Form 10-K under the caption “Equity compensation plan information” is incorporated herein by reference.

Stockholder Return Performance Graph

The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and Dow Jones Apparel Retailers

$225
$200
$175
$150
$125
$100
$75
$50
Index Value
1/19
1/20
1/21
1/22
1/23
1/24
Period Ending
Ross Stores, Inc.
S&P 500 Index
Dow Jones Apparel Retailers

		Indexed Returns for Fiscal Years Ended
	Base Period
Company/Index	2018	2019	2020	2021	2022	2023
Ross Stores, Inc.	100	124	123	107	135	164
S&P 500 Index	100	122	143	176	161	195
Dow Jones Apparel Retailers	100	111	119	132	144	161

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,764 locations in 43 states, the District of Columbia, and Guam, as of February 3, 2024. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 345 dd’s DISCOUNTS stores in 22 states as of February 3, 2024 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our primary objective is to pursue and refine our existing off-price strategies to maintain and improve both profitability and financial returns over the long term. Although inflation has moderated during the past year, the cost of essentials remains elevated and continues to pressure our low-to-moderate income customers’ discretionary spending. We are closely monitoring market share trends for the off-price industry and we believe our share gains will continue to grow through continued focus on bringing value and convenience to our customers, despite the ongoing uncertainty in the current macroeconomic and geopolitical environments.

We believe our merchandising and operational strategies enable us to deliver the most competitive bargains available to meet our customers’ ongoing demand for quality branded goods for the family and home at compelling discounts every day. Our merchandising strategies include offering a wide assortment of quality branded bargains for our customers. We believe staying diligently focused on executing our merchandising strategies is an important driver of our ability to gain market share in fiscal 2024 and the long term.

The fiscal year ended February 3, 2024 is referred to as fiscal 2023 and was a 53-week year. The fiscal years ended January 28, 2023 and January 29, 2022 are referred to as fiscal 2022 and fiscal 2021, respectively, and were 52-week years.

The discussion that follows relates to fiscal 2023 and fiscal 2022. Discussion of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2022.

Results of Operations

The following table summarizes our financial results for fiscal 2023, 2022, and 2021:

	2023		2022		2021
Sales
Sales (millions)	$20,377		$18,696		$18,916
Sales growth (decline)	9.0%		(1.2)%		50.9%
Comparable store sales growth (decline)	5%	[1]	(4)%	[1]	13%	[2]

Costs and expenses (as a percent of sales)
Cost of goods sold	72.7%		74.6%		72.5%
Selling, general and administrative	16.0%		14.8%		15.2%
Interest (income) expense, net	(0.8)%		0.0%		0.4%

Earnings before taxes (as a percent of sales)	12.1%		10.6%		11.9%

Net earnings (as a percent of sales)	9.2%		8.1%		9.1%

[1] Comparable stores are stores open for more than 14 complete months.
[2] Amount shown is for fiscal 2021 compared to the fiscal year ended February 1, 2020 (“fiscal 2019”). Comparable store sales for this purpose represents sales from stores that were open at the end of fiscal 2019, less stores closed in fiscal 2020 and fiscal 2021.

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

Total stores open at the end of fiscal 2023, 2022, and 2021 were 2,109, 2,015, and 1,923, respectively. The number of stores at the end of fiscal 2023, 2022, and 2021 increased by 5%, 5%, and 3% from the respective prior years. In fiscal 2023, we opened 97 new stores. Looking forward to 2024, we expect to open approximately 90 new stores. We continue to believe that consumers’ increased focus on value and convenience and the significant number of brick-and-mortar retail closures and bankruptcies over the last several years provide opportunities for us to gain market share.

The following table summarizes the stores opened and closed during fiscal 2023, 2022, and 2021:

Store Count	2023		2022		2021
Ross Dress for Less
Beginning of the period	1,693		1,628		1,585
Opened in the period	72	[1]	71		44
Closed in the period	(1)		(6)	[2]	(1)
Total Ross Dress for Less stores end of period	1,764		1,693		1,628
dd’s DISCOUNTS
Beginning of the period	322		295		274
Opened in the period	25		28		21
Closed in the period	(2)		(1)		—
Total dd’s DISCOUNTS stores end of period	345		322		295
Total stores end of period	2,109		2,015		1,923

[1] Includes the reopening of a store previously temporarily closed due to a weather event.
[2] Includes the temporary closure of a store impacted by a weather event.

The total selling square footage as of February 3, 2024, January 28, 2023, and January 29, 2022 was 42.8 million, 41.4 million, and 39.9 million, respectively.

Sales. Sales for fiscal 2023 increased $1.7 billion, or 9.0%, compared to the prior year. This was primarily due to the 5% increase in comparable store sales, the opening of 94 net new stores during fiscal 2023, and the impact of the 53rd week.

Our sales mix is shown below for fiscal 2023, 2022, and 2021:

	2023	[1]	2022	2021
Home Accents and Bed and Bath	26%		26%	26%
Ladies	23%		24%	25%
Men’s	15%		15%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%		14%	14%
Shoes	13%		12%	12%
Children’s	8%		9%	9%
Total	100%		100%	100%

Cost of goods sold. Cost of goods sold in fiscal 2023 increased $0.9 billion compared to the prior year mainly due to the 5% comparable store sales increase, higher sales from the opening of 94 net new stores during fiscal 2023, higher incentive compensation expense, and the impact of the 53rd week, partially offset by lower ocean and domestic freight costs.

Cost of goods sold as a percentage of sales for fiscal 2023 decreased approximately 195 basis points from fiscal 2022 primarily due to a 160 basis point increase in merchandise margin mainly due to lower ocean freight costs, a 60 basis point decrease in domestic freight costs, 25 basis points of leverage in occupancy costs, and a 20 basis point decrease in distribution costs primarily due to the timing of packaway inventory carrying costs. Partially offsetting these items was a 70 basis point increase in buying costs primarily due to higher incentive compensation expense.

We expect lower merchandise margin as a percentage of sales in fiscal 2024 as we plan to offer more brands that are sharply priced throughout our stores. We expect this impact will be partially offset by lower incentive compensation expense, which is expected to return to target levels.

Selling, general and administrative expenses. For fiscal 2023, selling, general and administrative expenses (“SG&A”) increased $508.4 million compared to the prior year. The increase was primarily due to higher incentive compensation expense, higher store wages, the opening of 94 net new stores during fiscal 2023, and the impact of the 53rd week.

SG&A as a percentage of sales for fiscal 2023 increased by approximately 125 basis points compared to fiscal 2022 primarily due to higher incentive compensation expense and higher store wages.

We expect lower incentive compensation expense in fiscal 2024, which is expected to return to target levels.

Interest (income) expense, net. In fiscal 2023, interest (income) expense, net improved by $167.0 million compared to fiscal 2022 primarily due to increased interest income from higher interest rates.

The table below shows the components of interest (income) expense, net for fiscal 2023, 2022, and 2021:

($000)	2023	2022	2021
Interest expense on long-term debt	$84,596	$84,558	$88,286
Other interest expense	1,599	1,668	1,351
Capitalized interest	(12,106)	(5,678)	(14,476)
Interest income	(238,207)	(77,706)	(833)
Interest (income) expense, net	$(164,118)	$2,842	$74,328

Taxes on earnings. Our effective tax rate for fiscal 2023, 2022, and 2021 was approximately 24%. Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

In fiscal 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA made several changes to business tax provisions including a one percent excise tax on stock repurchases made after December 31, 2022. The one percent excise tax does not impact our effective tax rate.

Net earnings. Net earnings as a percentage of sales for fiscal 2023 was higher than in fiscal 2022 primarily due to lower cost of goods sold and higher interest income, partially offset by higher SG&A expenses.

Earnings per share. Diluted earnings per share in fiscal 2023 was $5.56 compared to $4.38 in the prior year. Fiscal 2023 includes a per share benefit of approximately $0.20 from the 53rd week. The $1.18 increase in diluted earnings per share in fiscal 2023 was primarily attributable to a 24% increase in net earnings (which included a 4% impact from the 53rd week) and a 3% reduction in weighted-average diluted shares outstanding, primarily due to stock repurchases under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures related to our new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under our stock repurchase programs, pay dividends, and repay debt as it becomes due.

($ millions)	2023	2022	2021
Cash provided by operating activities	$2,514.5	$1,689.4	$1,738.8
Cash used in investing activities	(762.8)	(654.1)	(557.8)
Cash used in financing activities	(1,428.5)	(1,405.4)	(1,152.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$323.2	$(370.1)	$28.6

Operating Activities

Net cash provided by operating activities was $2.5 billion in fiscal 2023. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation. Net cash provided by operating activities was $1.7 billion in fiscal 2022. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, and an increase in deferred income taxes, partially offset by merchandise inventory payments and payment of fiscal 2021 incentive bonuses. Net cash provided by operating activities was $1.7 billion in fiscal 2021. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by higher merchandise inventory receipts net of accounts payable.

The increase in cash flow from operating activities in fiscal 2023 compared to fiscal 2022 was primarily driven by higher current year incentive compensation accruals combined with lower incentive compensation payments and higher net earnings, partially offset by lower accounts payable leverage (defined as accounts payable divided by merchandise inventory).

Accounts payable leverage was 89% and 99% as of February 3, 2024 and January 28, 2023, respectively. The decrease in accounts payable leverage in fiscal 2023 compared to fiscal 2022 was primarily driven by timing of inventory receipts and related payments versus last year.

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

Changes in packaway inventory levels impact our operating cash flow. Packaway inventory was 40% of total inventory at the end of fiscal 2023 and 2022.

Investing Activities

Net cash used in investing activities was $762.8 million, $654.1 million, and $557.8 million in fiscal 2023, 2022, and 2021, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems and buying and corporate offices.

The increase in cash used for investing activities in fiscal 2023 compared to fiscal 2022 was primarily due to higher capital expenditures related to the construction and build-out of new stores, the construction of distribution centers, including capital expenditures related to our new Buckeye, Arizona distribution center, and various information technology projects.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2023	2022	2021
New stores	$209.2	$170.9	$124.9
Existing stores	167.6	147.6	103.3
Information systems, corporate, and other	80.0	65.4	50.3
Distribution and transportation	306.0	270.2	279.3
Total capital expenditures	$762.8	$654.1	$557.8

Capital expenditures for fiscal 2024 are projected to be approximately $840 million. Our planned capital expenditures for fiscal 2024 are for investments in our supply chain to support long-term growth, including construction of our next distribution centers, investments in our information technology systems, costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash. The increase in our planned capital expenditures for fiscal 2024 compared to fiscal 2023 is primarily driven by investments in our next distribution centers, information technology systems, existing store improvements, and various expenditures related to distribution centers, and buying and corporate offices.

Financing Activities

Net cash used in financing activities was $1.4 billion, $1.4 billion, and $1.2 billion in fiscal 2023, 2022, and 2021, respectively, primarily resulting from stock repurchases under our stock repurchase programs and dividend payments.

Revolving credit facilities. We have a $1.3 billion senior unsecured revolving credit facility (“Credit Facility”). As of February 3, 2024, we had no borrowings or standby letters of credit outstanding under the Credit Facility, the $1.3 billion Credit Facility remained in place and available, and we were in compliance with the financial covenant. Refer to Note D: Debt in the Notes to Consolidated Financial Statements for additional information.

Senior notes. As of February 3, 2024, we had approximately $2.5 billion of outstanding unsecured Senior Notes. Refer to Note D: Debt in the Notes to Consolidated Financial Statements for additional information.

Other financing activities. In May 2021, our Board of Directors authorized a program to repurchase up to $1.5 billion of the Company’s common stock through fiscal 2022.

In March 2022, our Board of Directors approved a two-year program to repurchase up to $1.9 billion of the Company’s common stock through fiscal 2023. This program replaced the previously approved $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time we had repurchased $650 million under the previous $1.5 billion program).

In March 2024, our Board of Directors approved a new two-year program to repurchase up to $2.1 billion of the Company’s common stock through fiscal 2025.

The following table summarizes our stock repurchase activity in fiscal 2023, 2022, and 2021:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Amount repurchased (in millions)
2023	8.2	$115.24	$950	[1]
2022	10.3	$92.15	$950
2021	5.7	$114.29	$650

[1] Amount excludes excise tax due under the Inflation Reduction Act of 2022.

During fiscal 2023, 2022, and 2021, we also acquired 0.5 million shares of treasury stock in each year from our employee equity incentive plans for aggregate purchase prices of approximately $48.6 million, $48.9 million, and $57.3 million, respectively.

On March 5, 2024, our Board of Directors declared a quarterly cash dividend of $0.3675 per common share, payable on March 29, 2024.

Our Board of Directors declared a cash dividend of $0.3350 per common share in February, May, August, and November 2023. Our Board of Directors declared a cash dividend of $0.3100 per common share in March, May, August, and November 2022 and a cash dividend of $0.2850 per common share in March, May, August, and November 2021.

During fiscal 2023, 2022, and 2021, we paid dividends of $454.8 million, $431.3 million, and $405.1 million, respectively.

Short-term trade credit represents a significant source of financing for our merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank credit facility, and other credit sources to meet our capital and liquidity requirements.

During fiscal 2023, fiscal 2022, and fiscal 2021, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We ended fiscal 2023 with $4.9 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our senior unsecured revolving credit facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, debt repayments, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations

The table below presents our significant contractual obligations as of February 3, 2024:

	Less than 1 year	Greater than 1 year	Total¹
($000)
Recorded contractual obligations:
Senior notes	$250,000	$2,224,991	$2,474,991
Operating leases	723,031	2,656,418	3,379,449
New York buying office ground lease[2]	7,552	1,101,192	1,108,744
Unrecorded contractual obligations:
Real estate obligations[3]	14,339	218,625	232,964
Interest payment obligations	80,316	354,818	435,134
Purchase obligations[4]	4,236,623	104,916	4,341,539
Total contractual obligations	$5,311,861	$6,660,960	$11,972,821

1 We have a $56.0 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for operating leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, transportation, information technology services, store fixtures and supplies, and maintenance contracts.

Supply chain finance program. We facilitate a voluntary supply chain finance program (the “program”) to provide certain suppliers with the opportunity to sell their receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with the supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into financial agreements with the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.

All outstanding payments owed under the program are recorded within Accounts payable in the Consolidated Balance Sheets. The amounts owed to participating financial institutions under the program and included in Accounts payable were $146.9 million and $119.2 million at February 3, 2024 and January 28, 2023, respectively. We account for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility in addition to a funded trust to collateralize some of our insurance obligations. As of February 3, 2024 and January 28, 2023, we had $2.2 million and $2.6 million, respectively, in standby letters of credit outstanding and $60.8 million and $57.8 million, respectively, in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Other than the unrecorded contractual obligations noted above, we did not have any material off-balance sheet arrangements as of February 3, 2024.

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

Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted-average basis) or net realizable value. Merchandise inventory includes acquisition, transportation, processing, and storage costs related to packaway inventory. Included in the carrying value of our merchandise inventory is a provision for shortage. The shortage reserve is based on historical shortage rates as determined through our annual physical merchandise inventory counts and cycle counts. Historically, our actual physical inventory count results have shown our provision for shortage to be reliable. A five percent change in shortage rates as of February 3, 2024 would not have materially impacted our cost of goods sold in fiscal 2023.

Insurance obligations. We use a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. Our self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported. Should a greater amount of claims occur compared to what is estimated or the costs of medical care increase beyond what was anticipated, our recorded reserves may not be sufficient and additional charges could be required. A five percent increase or decrease in our insurance reserves would not have materially impacted our net earnings in fiscal 2023.

Recent Accounting Pronouncements

Refer to Note A: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact to our Consolidated Financial Statements.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2023, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, projected sales, costs, earnings, planned new store growth, capital expenditures, sustainability and carbon reduction targets, and other matters. These forward-looking statements reflect our then-current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “outlook,” “looking ahead,” and similar expressions identify forward-looking statements.

Future impact from inflation, high interest rates and interest rate increases, ongoing military conflicts and economic sanctions, public health crises, climate change, and other economic, regulatory, and industry trends that could potentially impact our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Refer to ITEM 1A. RISK FACTORS in this Annual Report on Form 10-K for a more complete discussion of risk factors for Ross and dd’s DISCOUNTS. The factors underlying our forecasts and plans are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given, and do not necessarily reflect our outlook at any other point in time. We disclaim any obligation to update or revise these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of February 3, 2024.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of February 3, 2024, we had no borrowings outstanding under our revolving credit facility.

As of February 3, 2024, we had outstanding seven series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material negative impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended February 3, 2024. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Fiscal Year Ended
($000, except per share data)	February 3, 2024	January 28, 2023	January 29, 2022
Sales	$20,376,941	$18,695,829	$18,916,244

Costs and Expenses
Cost of goods sold	14,801,601	13,946,230	13,708,907
Selling, general and administrative	3,267,677	2,759,268	2,874,469
Interest (income) expense, net	(164,118)	2,842	74,328
Total costs and expenses	17,905,160	16,708,340	16,657,704

Earnings before taxes	2,471,781	1,987,489	2,258,540
Provision for taxes on earnings	597,261	475,448	535,951
Net earnings	$1,874,520	$1,512,041	$1,722,589

Earnings per share
Basic	$5.59	$4.40	$4.90
Diluted	$5.56	$4.38	$4.87

Weighted-average shares outstanding (000)
Basic	335,187	343,452	351,496
Diluted	337,433	345,222	353,734

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
($000)	February 3, 2024	January 28, 2023	January 29, 2022
Net earnings	$1,874,520	$1,512,041	$1,722,589

Other comprehensive income	—	—	—
Comprehensive income	$1,874,520	$1,512,041	$1,722,589
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	February 3, 2024	January 28, 2023
Assets
Current Assets
Cash and cash equivalents	$4,872,446	$4,551,876
Accounts receivable	130,766	145,694
Merchandise inventory	2,192,220	2,023,495
Prepaid expenses and other	202,706	183,654
Total current assets	7,398,138	6,904,719

Property and Equipment
Land and buildings	1,486,557	1,495,006
Fixtures and equipment	4,220,221	3,961,733
Leasehold improvements	1,577,102	1,433,647
Construction-in-progress	628,730	319,319
	7,912,610	7,209,705
Less accumulated depreciation and amortization	4,380,709	4,028,178
Property and equipment, net	3,531,901	3,181,527

Operating lease assets	3,126,841	3,098,134
Other long-term assets	243,229	232,083
Total assets	$14,300,109	$13,416,463

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,955,850	$2,009,924
Accrued expenses and other	671,867	638,561
Current operating lease liabilities	683,625	655,976
Accrued payroll and benefits	548,371	279,710
Income taxes payable	76,370	52,075
Current portion of long-term debt	249,713	—
Total current liabilities	4,185,796	3,636,246

Long-term debt	2,211,017	2,456,510
Non-current operating lease liabilities	2,603,349	2,593,961
Other long-term liabilities	232,383	224,104
Deferred income taxes	196,238	217,059

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.01 per share	3,352	3,428
Authorized 1,000,000,000 shares
Issued and outstanding 335,172,000 and
342,753,000 shares, respectively
Additional paid-in capital	1,952,625	1,820,249
Treasury stock	(633,318)	(584,750)
Retained earnings	3,548,667	3,049,656
Total stockholders’ equity	4,871,326	4,288,583
Total liabilities and stockholders’ equity	$14,300,109	$13,416,463
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 30, 2021	356,503	$3,565	$1,579,824	$(478,550)	$2,185,801	$3,290,640
Net earnings	—	—	—	—	1,722,589	1,722,589
Common stock issued under stock plans,
net of shares used for tax withholding	905	9	25,060	(57,345)	—	(32,276)
Stock-based compensation	—	—	134,217	—	—	134,217
Common stock repurchased	(5,688)	(57)	(21,571)	—	(628,369)	(649,997)
Dividends declared ($1.140 per share)	—	—	—	—	(405,123)	(405,123)
Balance at January 29, 2022	351,720	$3,517	$1,717,530	$(535,895)	$2,874,898	$4,060,050
Net earnings	—	—	—	—	1,512,041	1,512,041
Common stock issued under stock plans,
net of shares used for tax withholding	1,343	14	24,688	(48,855)	—	(24,153)
Stock-based compensation	—	—	121,936	—	—	121,936
Common stock repurchased	(10,310)	(103)	(43,905)	—	(905,988)	(949,996)
Dividends declared ($1.240 per share)	—	—	—	—	(431,295)	(431,295)
Balance at January 28, 2023	342,753	$3,428	$1,820,249	$(584,750)	$3,049,656	$4,288,583
Net earnings	—	—	—	—	1,874,520	1,874,520
Common stock issued under stock plans,
net of shares used for tax withholding	662	7	24,893	(48,568)	—	(23,668)
Stock-based compensation	—	—	145,490	—	—	145,490
Common stock repurchased, inclusive of excise tax	(8,243)	(83)	(38,007)	—	(920,695)	(958,785)
Dividends declared ($1.340 per share)	—	—	—	—	(454,814)	(454,814)
Balance at February 3, 2024	335,172	$3,352	$1,952,625	$(633,318)	$3,548,667	$4,871,326
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
($000)	February 3, 2024	January 28, 2023	January 29, 2022
Cash Flows From Operating Activities
Net earnings	$1,874,520	$1,512,041	$1,722,589
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	419,432	394,655	360,664
Stock-based compensation	145,490	121,936	134,217
Deferred income taxes	(20,821)	79,417	15,775
Change in assets and liabilities:
Merchandise inventory	(168,725)	238,778	(753,291)
Other current assets	(2,261)	(39,487)	1,420
Accounts payable	(65,327)	(365,262)	135,311
Other current liabilities	296,980	(304,454)	198,595
Income taxes	22,931	33,876	(44,579)
Operating lease assets and liabilities, net	8,330	9,261	7,647
Other long-term, net	3,941	8,612	(39,499)
Net cash provided by operating activities	2,514,490	1,689,373	1,738,849

Cash Flows From Investing Activities
Additions to property and equipment	(762,812)	(654,070)	(557,840)
Net cash used in investing activities	(762,812)	(654,070)	(557,840)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	24,900	24,702	25,069
Treasury stock purchased	(48,568)	(48,855)	(57,345)
Repurchase of common stock	(949,996)	(949,996)	(649,997)
Dividends paid	(454,814)	(431,295)	(405,123)
Payments of long-term debt	—	—	(65,000)
Net cash used in financing activities	(1,428,478)	(1,405,444)	(1,152,396)

Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	323,200	(370,141)	28,613

Cash and cash equivalents, and restricted cash and cash equivalents:
Beginning of year	4,612,241	4,982,382	4,953,769
End of year	$4,935,441	$4,612,241	$4,982,382

Supplemental Cash Flow Disclosures
Interest paid	$80,316	$80,316	$84,331
Income taxes paid	$595,152	$362,156	$564,755
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2023, the Company operated 1,764 Ross Dress for Less® (“Ross”) locations in 43 states, the District of Columbia, and Guam, and 345 dd’s DISCOUNTS® stores in 22 states. The Ross and dd’s DISCOUNTS stores are supported by the Company’s headquarters, buying offices, and its network of distribution centers and warehouses.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal year ended February 3, 2024, is referred to as fiscal 2023 which was a 53-week year. The fiscal years ended January 28, 2023 and January 29, 2022, are referred to as fiscal 2022 and fiscal 2021, respectively, each of which were 52-week years.

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

Segment reporting. The Company has one reportable segment. The Company identifies its operating segments according to how the business activities are managed and evaluated. As of February 3, 2024, the Company identified two operating segments; Ross and dd’s DISCOUNTS. Each operating segment’s operations include only activities related to off-price retailing in stores throughout the United States. The Company determined that the two operating segments share similar economic and other qualitative characteristics and are therefore aggregated into one reportable segment.

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

Restricted cash and cash equivalents. Restricted cash and cash equivalents serve as collateral for certain insurance obligations. These restricted funds are invested in bank deposits, money market mutual funds, and U.S. Government and agency securities, and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The classification between current and long-term is based on the timing of expected payments of the obligations.

The Company uses standby letters of credit in addition to a funded trust to collateralize these insurance obligations. The standby letters of credit are collateralized by restricted cash. As of February 3, 2024, January 28, 2023, and January 29, 2022 we had $2.2 million, $2.6 million, and $3.3 million, respectively, in standby letters of credit outstanding and $60.8 million, $57.8 million, and $56.7 million, respectively, in a collateral trust.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Consolidated Balance Sheets that reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

($000)	2023	2022	2021
Cash and cash equivalents	$4,872,446	$4,551,876	$4,922,365
Restricted cash and cash equivalents included in:
Prepaid expenses and other	14,489	12,677	11,403
Other long-term assets	48,506	47,688	48,614
Total restricted cash and cash equivalents	62,995	60,365	60,017
Total cash and cash equivalents, and restricted cash and cash equivalents	$4,935,441	$4,612,241	$4,982,382

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, short- and long-term investments, restricted cash and cash equivalents, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. Refer to Note B: Fair Value Measurements and Note D: Debt for additional information.

Cash and cash equivalents were $4.9 billion and $4.6 billion at February 3, 2024 and January 28, 2023, respectively, and include bank deposits and money market funds for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

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

Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three years to 12 years for equipment, 20 years to 40 years for land improvements and buildings, and three years to seven years for computer software costs incurred in developing or obtaining software for internal use. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Depreciation and amortization expense on property and equipment was $419.4 million, $394.7 million, and $360.7 million for fiscal 2023, 2022, and 2021, respectively. The Company capitalizes interest during the construction period of facilities and during the development and implementation phase of software projects. Interest capitalized was $12.1 million, $5.7 million, and $14.5 million in fiscal 2023, 2022, and 2021, respectively. As of February 3, 2024, January 28, 2023, and January 29, 2022, the Company had $78.2 million, $71.0 million, and $47.3 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term assets. Other long-term assets as of February 3, 2024 and January 28, 2023 consisted of the following:

($000)	2023	2022
Deferred compensation (Note G)	$165,582	$155,496
Restricted cash and cash equivalents	48,506	47,688
Other	29,141	28,899
Total	$243,229	$232,083

Impairment of long-lived assets. Property and other long-term assets that are subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted future cash flows. For stores that are closed, the Company records an impairment charge, if appropriate, or accelerates depreciation over the revised useful life of the asset. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. No material impairment charges were recorded during fiscal 2023, 2022, and 2021.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $61.4 million and $110.6 million at February 3, 2024 and January 28, 2023, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Supply chain finance program. The Company facilitates a voluntary supply chain finance program (the “program”) to provide certain suppliers with the opportunity to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third-party bank administers the program. The Company’s responsibility is limited to making payment on the terms originally negotiated with each supplier, regardless of whether a supplier sells its receivable to a financial institution. The Company is not a party to the agreements between the participating financial institutions and the suppliers in connection with the program and receives no financial incentives from the suppliers or the financial institutions. No guarantees are provided by the Company under the program and the Company’s rights and obligations to its suppliers are not affected by the program. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the program.

All outstanding payments owed under the program are recorded within Accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the program and included in Accounts payable were $146.9 million and $119.2 million as of February 3, 2024 and January 28, 2023, respectively.

Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of February 3, 2024 and January 28, 2023 consisted of the following:

($000)	2023	2022
Workers’ compensation	$80,791	$80,275
General liability	47,663	48,754
Medical plans	8,145	9,650
Total	$136,599	$138,679

Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term liabilities. Other long-term liabilities as of February 3, 2024 and January 28, 2023 consisted of the following:

($000)	2023	2022
Income taxes (Note F)	$56,045	$57,409
Deferred compensation (Note G)	165,582	155,496
Other	10,756	11,199
Total	$232,383	$224,104

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

Revenue recognition. The Company recognizes revenue at the point of sale, net of sales taxes collected and an allowance for estimated future returns. The Company recognizes allowances for estimated sales returns on a gross basis as a reduction to sales. The asset recorded for the expected recovery of merchandise inventory was $12.1 million, $11.8 million, and $10.5 million and the liability recorded for the refund due to the customer was $23.7 million, $23.1 million, and $20.3 million as of February 3, 2024, January 28, 2023, and January 29, 2022, respectively. Sales taxes collected that are outstanding and the allowance for estimated future returns are included in Accrued expenses and other and the asset for expected recovery of merchandise is included in Prepaid expenses and other in the Consolidated Balance Sheets.

Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. Breakage is estimated and recognized as revenue based upon the historical pattern of customer redemptions. Breakage was not material to the consolidated financial statements in fiscal 2023, 2022, and 2021.

The following sales mix table disaggregates revenue by merchandise category for fiscal 2023, 2022, and 2021:

	2023	[1]	2022	2021
Home Accents and Bed and Bath	26%		26%	26%
Ladies	23%		24%	25%
Men’s	15%		15%	14%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%		14%	14%
Shoes	13%		12%	12%
Children’s	8%		9%	9%
Total	100%		100%	100%

Store pre-opening. Store pre-opening costs are expensed in the period incurred.

Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2023, 2022, and 2021 were $67.7 million, $66.5 million, and $65.1 million, respectively.

Stock-based compensation. The Company recognizes compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. Refer to Note C: Stock-Based Compensation, for more information on the Company’s stock-based compensation plans.

Taxes on earnings. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or tax rates. ASC 740 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s consolidated financial statements. ASC 740 prescribes a recognition threshold of more-likely-than-not and a measurement standard for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the consolidated financial statements. Refer to Note F: Taxes on Earnings for additional information.

Treasury stock. The Company records treasury stock at cost. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of equity plan awards.

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

In fiscal 2023, 2022, and 2021 there were 200, 11,100, and 3,500 weighted-average shares, respectively, that were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive for those years.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2023
Shares	335,187	2,246	337,433
Amount	$5.59	$(0.03)	$5.56
2022
Shares	343,452	1,770	345,222
Amount	$4.40	$(0.02)	$4.38
2021
Shares	351,496	2,238	353,734
Amount	$4.90	$(0.03)	$4.87

Recently adopted accounting standards. In September 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. The ASU requires enhanced and additional disclosures about the key terms of supplier finance programs including a description of where in the financial statements any related amounts are presented. The Company adopted ASU 2022-04 in the first quarter of fiscal 2023 on a retrospective basis, excluding the rollforward requirements which will be adopted in fiscal 2024 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting standards. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. It requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation and the amount of income taxes paid as well as additional income tax related amounts. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

The fair value of the Company’s financial instruments as of February 3, 2024 and January 28, 2023 are as follows:

($000)	2023	2022
Cash and cash equivalents (Level 1)	$4,872,446	$4,551,876
Restricted cash and cash equivalents (Level 1)	$62,995	$60,365

The underlying assets in the Company’s nonqualified deferred compensation program as of February 3, 2024 and January 28, 2023 (included in Other long-term assets and Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	2023	2022
Nonqualified deferred compensation program (Level 1)	$165,582	$155,496

Note C: Stock-Based Compensation

For fiscal 2023, 2022, and 2021, the Company recognized stock-based compensation expense as follows:

($000)	2023	2022	2021
Restricted stock	$92,511	$85,092	$72,210
Performance awards	48,584	32,484	57,582
Employee stock purchase plan (“ESPP”)	4,395	4,360	4,425
Total	$145,490	$121,936	$134,217

Capitalized stock-based compensation cost was not material in any year presented.

At February 3, 2024, the Company had one active stock-based compensation plan (further described in Note H: Stockholders’ Equity). The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

Total stock-based compensation recognized in the Company’s Consolidated Statements of Earnings for fiscal 2023, 2022, and 2021 is as follows:

Statements of Earnings Classification ($000)	2023	2022	2021
Cost of goods sold	$76,301	$67,141	$66,500
Selling, general and administrative	69,189	54,795	67,717
Total	$145,490	$121,936	$134,217

The tax benefits related to stock-based compensation expense for fiscal 2023, 2022, and 2021 were $29.6 million, $24.8 million, and $25.6 million, respectively.

Note D: Debt

Long-term debt. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, as of February 3, 2024 and January 28, 2023 consisted of the following:

($000)	2023	2022
3.375% Senior Notes due 2024	$249,713	$249,257
4.600% Senior Notes due 2025	698,441	697,161
0.875% Senior Notes due 2026	497,268	496,038
4.700% Senior Notes due 2027	240,335	239,899
4.800% Senior Notes due 2030	132,776	132,602
1.875% Senior Notes due 2031	495,820	495,254
5.450% Senior Notes due 2050	146,377	146,299
Total long-term debt[1]	$2,460,730	$2,456,510

Less: current portion	$249,713	$—
Total due beyond one year	$2,211,017	$2,456,510
1Net of unamortized discount and debt issuance costs of $14.3 million and $18.5 million as of February 3, 2024 and January 28, 2023, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

As of February 3, 2024 and January 28, 2023, the aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.3 billion. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

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

The Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of February 3, 2024, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

The table below shows the components of interest expense and income for fiscal 2023, 2022, and 2021:

($000)	2023	2022	2021
Interest expense on long-term debt	$84,596	$84,558	$88,286
Other interest expense	1,599	1,668	1,351
Capitalized interest	(12,106)	(5,678)	(14,476)
Interest income	(238,207)	(77,706)	(833)
Interest (income) expense, net	$(164,118)	$2,842	$74,328

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

The Company leases certain distribution/warehouse facilities with expiration dates ranging from 2025 to 2031 and the majority contain renewal provisions. The Company also leases office space for its Los Angeles and Boston buying offices. The lease terms for these facilities expire in 2027 and 2026, respectively. The Los Angeles and Boston buying office facilities contain renewal provisions. In addition, the Company has a ground lease related to its New York buying office.

The following table presents net operating lease cost included in the Consolidated Statement of Earnings for fiscal 2023, 2022, and 2021:

($000)	2023	2022	2021
Operating lease cost[1]	$760,268	$721,340	$687,187
Variable lease costs[2]	219,526	206,262	194,112
Net lease cost[3]	$979,794	$927,602	$881,299

[1] Net of sublease income which was immaterial.
[2] Includes property and rent taxes, insurance, common area maintenance, percentage rent, and negotiated rent abatements.
[3] Excludes short-term lease costs which were immaterial.

The maturity of operating lease liabilities, including the ground lease related to the New York buying office as of February 3, 2024, are as follows:

($000)	Operating Leases[1]
2024	$730,583
2025	722,550
2026	608,814
2027	497,641
2028	371,173
Thereafter	1,557,432
Total lease payments	$4,488,193
Less: interest	1,201,219
Present value of lease liabilities	$3,286,974
Less: current operating lease liabilities	683,625
Non-current operating lease liabilities	$2,603,349

[1] Operating leases exclude $233.0 million of minimum lease payments for leases signed that have not yet commenced.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases as of February 3, 2024 and January 28, 2023 are as follows:

	2023	2022
Weighted-average remaining lease term (years):
Including the long-term ground lease related to the New York buying office	9.8	10.0
Excluding the long-term ground lease related to the New York buying office	5.4	5.5

Weighted-average discount rate:
Including the long-term ground lease related to the New York buying office	3.9%	3.5%
Excluding the long-term ground lease related to the New York buying office	3.6%	3.1%

The following table presents cash paid for amounts included in the measurement of operating lease liabilities and operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) for fiscal 2023, 2022, and 2021:

($000)	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$746,254	$701,478	$745,110
Operating lease assets obtained in exchange for operating lease liabilities	$682,580	$705,220	$545,401

Note F: Taxes on Earnings

The provision for income taxes consisted of the following:

($000)	2023	2022	2021
Current
Federal	$532,913	$338,479	$442,152
State	85,169	57,552	78,024
	618,082	396,031	520,176
Deferred
Federal	(16,265)	74,062	21,103
State	(4,556)	5,355	(5,328)
	(20,821)	79,417	15,775
Total	$597,261	$475,448	$535,951

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2023	2022	2021
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit) and other, net[1]	3.2%	2.9%	2.7%
Total	24.2%	23.9%	23.7%

[1]Certain items in the prior years have been reclassified to conform to the current year’s presentation.

The components of deferred taxes at February 3, 2024 and January 28, 2023 are as follows:

($000)	2023	2022
Deferred Tax Assets
Accrued liabilities	$35,010	$31,303
Deferred compensation	39,366	40,201
Stock-based compensation	52,431	46,139
State taxes and credits	18,494	15,755
Employee benefits	33,764	24,715
Operating lease liabilities	826,566	820,219
Other	9,053	7,976
Deferred Tax Assets	1,014,684	986,308

Deferred Tax Liabilities
Depreciation and amortization	(369,529)	(372,497)
Merchandise inventory	(25,410)	(24,493)
Supplies	(14,137)	(13,239)
Operating lease assets	(785,608)	(781,277)
Other	(16,238)	(11,861)
Deferred Tax Liabilities	(1,210,922)	(1,203,367)
Net Deferred Tax Liabilities	$(196,238)	$(217,059)

At the end of fiscal 2023 and 2022, the Company’s state tax credit carryforwards for income tax purposes were approximately $10.1 million and $10.0 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2032.

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2023, 2022, and 2021 are as follows:

($000)	2023	2022	2021
Unrecognized tax benefits - beginning of year	$53,544	$60,547	$60,240
Gross increases:
Tax positions in current period	13,206	10,132	10,381
Tax positions in prior period	2,295	672	1,494
Gross decreases:
Tax positions in prior periods	(4,366)	(6,808)	(1,795)
Lapse of statutes of limitations	(11,148)	(9,989)	(9,757)
Settlements	(1,152)	(1,010)	(16)
Unrecognized tax benefits - end of year	$52,379	$53,544	$60,547

At the end of fiscal 2023, 2022, and 2021, the reserves for unrecognized tax benefits were $58.6 million, $60.6 million, and $68.1 million inclusive of $6.2 million, $7.1 million, and $7.6 million of related reserves for interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $46.6 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $10.8 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2020 through 2023. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2019 through 2023. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $26.9 million, $24.8 million, and $23.6 million in fiscal 2023, 2022, and 2021, respectively.

The Company also makes available to management a Nonqualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $165.6 million and $155.5 million at February 3, 2024 and January 28, 2023, respectively, of long-term plan investments, at market value, set aside or designated for the Nonqualified Deferred Compensation Plan. Refer to Note B: Fair Value Measurements for additional information. Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $165.6 million and $155.5 million at February 3, 2024 and January 28, 2023, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.

In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $13.1 million and $13.3 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023, respectively.

Note H: Stockholders’ Equity

Common stock. In May 2021, the Company’s Board of Directors authorized a program to repurchase up to $1.5 billion of the Company’s common stock through fiscal 2022.

In March 2022, the Company’s Board of Directors approved a two-year program to repurchase up to $1.9 billion of the Company’s common stock through fiscal 2023. This program replaced the previous $1.5 billion stock repurchase program, effective at the end of fiscal 2021 (at which time the Company had repurchased $650 million under the previous $1.5 billion program).

In March 2024, the Company’s Board of Directors approved a new two-year program to repurchase up to $2.1 billion of the Company’s common stock through fiscal 2025.

The following table summarizes the Company’s stock repurchase activity in fiscal 2023, 2022, and 2021:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Amount repurchased (in millions)
2023	8.2	$115.24	$950	[1]
2022	10.3	$92.15	$950
2021	5.7	$114.29	$650
[1] Amount excludes excise tax due under the Inflation Reduction Act of 2022.

Preferred stock. The Company has 4.0 million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Dividends. On March 5, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.3675 per common share, payable on March 29, 2024. The Company’s Board of Directors declared a cash dividend of $0.3350 per common share in February, May, August, and November 2023. The Company’s Board of Directors declared a cash dividend of $0.3100 per common share in March, May, August, and November 2022. The Company’s Board of Directors declared a cash dividend of $0.2850 per common share in March, May, August, and November 2021. During fiscal 2023, 2022, and 2021, the Company paid dividends of $454.8 million, $431.3 million, and $405.1 million, respectively.

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

The 2017 Plan has an initial share reserve of 12.0 million shares of the Company’s common stock which can be increased by a maximum of 5.5 million shares from certain expired, withheld, or forfeited shares from the 2017 Plan or the Predecessor Plan. The 2017 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards. As of February 3, 2024, there were 7.8 million shares available for grant under the 2017 Plan.

A summary of restricted stock and performance share award activity for fiscal 2023 is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at January 28, 2023	3,943	$99.69
Awarded	1,690	109.59
Released	(1,139)	95.98
Forfeited	(99)	102.40
Unvested at February 3, 2024	4,395	$104.52

All unvested shares at February 3, 2024 are only subject to service vesting conditions. The market value of shares of restricted stock and performance shares at the date of grant is amortized to expense over the vesting period of generally three to five years. The unamortized compensation expense at February 3, 2024 and January 28, 2023 was $217.1 million and $183.2 million, respectively, which is expected to be recognized over a weighted-average remaining period of 1.7 years and 1.8 years, respectively. Intrinsic value for unvested restricted stock, defined as the closing market value per share on the last business day of fiscal year 2023 (or $143.68), applied to the unvested shares was $631.5 million. A total of 7.8 million, 8.9 million, and 9.3 million shares were available for new restricted stock awards at the end of fiscal 2023, 2022, and 2021, respectively. During fiscal 2023, 2022, and 2021, shares purchased by the Company for tax withholding totaled 0.5 million shares in each year and are considered treasury shares which are available for reissuance. As of February 3, 2024 and January 28, 2023, the Company held 15.8 million and 15.3 million shares of treasury stock, respectively.

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

During fiscal 2023, 2022, and 2021, employees purchased approximately 0.3 million shares in each year of the Company’s common stock under the plan at weighted-average per share prices of $98.86, $74.54, and $99.07, respectively. Through February 3, 2024, approximately 41.3 million shares had been issued under this plan and 3.6 million shares remained available for future issuance.

Note I: Litigation, Claims, and Assessments

Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of February 3, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ross Stores, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
April 1, 2024

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 3, 2024.

Our internal control over financial reporting as of February 3, 2024 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated April 1, 2024, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 401 of Regulation S-K is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Item I of this report; and to the section of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 22, 2024 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Delinquent Section 16(a) Reports.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of February 3, 2024:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity compensation plans
approved by security holders	719	—	11,426	[1]
Equity compensation plans not
approved by security holders	—	—	—
Total	719	—	11,426

[1] Includes 3.6 million shares reserved for issuance under the Employee Stock Purchase Plan and 7.8 million shares reserved for issuance under the 2017 Equity Incentive Plan.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements, schedules, and exhibits are filed as part of this report or are incorporated herein as indicated:
1. List of Consolidated Financial Statements.
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended February 3, 2024, January 28, 2023, and January 29, 2022.
Consolidated Statements of Comprehensive Income for the years ended February 3, 2024, January 28, 2023, and January 29, 2022.
Consolidated Balance Sheets at February 3, 2024 and January 28, 2023.
Consolidated Statements of Stockholders’ Equity for the years ended February 3, 2024, January 28, 2023, and January 29, 2022.
Consolidated Statements of Cash Flows for the years ended February 3, 2024, January 28, 2023, and January 29, 2022.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/Barbara Rentler
Date:	April 1, 2024		Barbara Rentler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Barbara Rentler	Chief Executive Officer, Director	April 1, 2024
Barbara Rentler	(Principal Executive Officer)

/s/Adam Orvos	Executive Vice President and Chief Financial Officer	April 1, 2024
Adam Orvos	(Principal Financial Officer)

/s/Jeffrey P. Burrill	Senior Vice President, Chief Accounting Officer and	April 1, 2024
Jeffrey P. Burrill	Corporate Controller (Principal Accounting Officer)

/s/Michael Balmuth	Executive Chairman, Director	April 1, 2024
Michael Balmuth

/s/K. Gunnar Bjorklund	Director	April 1, 2024
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	April 1, 2024
Michael J. Bush

/s/Edward G. Cannizzaro	Director	April 1, 2024
Edward G. Cannizzaro

/s/Sharon D. Garrett	Director	April 1, 2024
Sharon D. Garrett

/s/Michael J. Hartshorn	Group President and Chief Operating Officer, Director	April 1, 2024
Michael J. Hartshorn

/s/Stephen D. Milligan	Director	April 1, 2024
Stephen D. Milligan

/s/Patricia H. Mueller	Director	April 1, 2024
Patricia H. Mueller

/s/George P. Orban	Director	April 1, 2024
George P. Orban

/s/Larree M. Renda	Director	April 1, 2024
Larree M. Renda

/s/Doniel N. Sutton	Director	April 1, 2024
Doniel N. Sutton

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.2 - 10.31)
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

10.6	Amended Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.
10.7	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.8	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.9	Form of Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.10	Form of Performance Shares Grant Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.11	Ross Stores, Inc. Notice of Grant of Performance Shares, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 31, 2021.
10.12	Forms of Executive Employment Agreement for Executive Officers, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 4, 2019.
10.13	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.
10.14	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.
10.15	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2021.
10.16	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2021.
10.17	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2022.

10.18	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2022.
10.19	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2023.
10.20	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2023.
10.21
Employment Agreement effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.22
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

10.24
Fifth Amendment to the Employment Agreement effective July 3, 2018 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2018.

10.25
Eighth Amendment to the Employment Agreement effective September 24, 2020 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.

10.26
Ninth Amendment to Employment Agreement effective May 2, 2022 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2023.

10.27
Tenth Amendment to Employment Agreement effective August 29, 2023 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2023.

10.28
Employment Agreement effective March 16, 2023 between Michael Hartshorn and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2023.

10.29
Employment Agreement effective March 16, 2023 between Adam Orvos and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2023.

10.30
Employment Agreement effective June 19, 2023 between Barbara Rentler and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2023.

10.31	Employment Agreement effective September 29, 2023 between Stephen Brinkley and Ross Stores, Inc.
21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
97.1	Ross Stores, Inc. Policy for Recovery of Erroneously Awarded Incentive Compensation, adopted November 5, 2023.
101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)