Form 10-Q
period 2024-05-04
ROSS STORES, INC.
filed 2024-06-12
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 04, 2024

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 17, 2024 was 333,574,906.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except stores and per share data, unaudited)	May 4, 2024	April 29, 2023
Sales	$4,858,067	$4,494,686

Costs and Expenses
Cost of goods sold	3,490,672	3,292,606
Selling, general and administrative	776,282	746,222
Interest income, net	(45,950)	(31,397)
Total costs and expenses	4,221,004	4,007,431

Earnings before taxes	637,063	487,255
Provision for taxes on earnings	149,073	116,064
Net earnings	$487,990	$371,191

Earnings per share
Basic	$1.47	$1.10
Diluted	$1.46	$1.09

Weighted-average shares outstanding (000)
Basic	331,258	338,049
Diluted	333,737	340,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	May 4, 2024	April 29, 2023
Net earnings	$487,990	$371,191

Other comprehensive income	—	—
Comprehensive income	$487,990	$371,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	May 4, 2024	February 3, 2024	April 29, 2023
Assets
Current Assets
Cash and cash equivalents	$4,654,316	$4,872,446	$4,416,480
Accounts receivable	165,436	130,766	170,816
Merchandise inventory	2,461,699	2,192,220	2,241,735
Prepaid expenses and other	225,911	202,706	210,597
Total current assets	7,507,362	7,398,138	7,039,628

Property and Equipment
Land and buildings	1,482,432	1,486,557	1,490,584
Fixtures and equipment	4,269,334	4,220,221	3,988,109
Leasehold improvements	1,602,433	1,577,102	1,449,771
Construction-in-progress	623,581	628,730	397,505
	7,977,780	7,912,610	7,325,969
Less accumulated depreciation and amortization	4,462,587	4,380,709	4,101,236
Property and equipment, net	3,515,193	3,531,901	3,224,733

Operating lease assets	3,210,455	3,126,841	3,122,474
Other long-term assets	258,772	243,229	232,069
Total assets	$14,491,782	$14,300,109	$13,618,904

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,119,114	$1,955,850	$2,061,529
Accrued expenses and other	612,244	671,867	607,294
Current operating lease liabilities	679,596	683,625	654,709
Accrued payroll and benefits	313,305	548,371	299,465
Income taxes payable	212,700	76,370	158,170
Current portion of long-term debt	948,590	249,713	—
Total current liabilities	4,885,549	4,185,796	3,781,167

Long-term debt	1,513,200	2,211,017	2,457,561
Non-current operating lease liabilities	2,693,259	2,603,349	2,619,466
Other long-term liabilities	245,096	232,383	222,463
Deferred income taxes	206,726	196,238	227,851

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 333,922,000, 335,172,000 and 341,045,000 shares, respectively	3,339	3,352	3,410
Additional paid-in capital	1,989,922	1,952,625	1,849,728
Treasury stock	(703,798)	(633,318)	(622,272)
Retained earnings	3,658,489	3,548,667	3,079,530
Total stockholders’ equity	4,947,952	4,871,326	4,310,396
Total liabilities and stockholders’ equity	$14,491,782	$14,300,109	$13,618,904
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended May 4, 2024

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at February 3, 2024	335,172	$3,352	$1,952,625	$(633,318)	$3,548,667	$4,871,326
Net earnings	—	—	—	—	487,990	487,990
Common stock issued under stock plans, net of shares used for tax withholding	642	6	6,218	(70,480)	—	(64,256)
Stock-based compensation	—	—	40,447	—	—	40,447
Common stock repurchased, inclusive of excise tax	(1,892)	(19)	(9,368)	—	(254,870)	(264,257)
Dividends declared ($0.3675 per share)	—	—	—	—	(123,298)	(123,298)
Balance at May 4, 2024	333,922	$3,339	$1,989,922	$(703,798)	$3,658,489	$4,947,952

	Three Months Ended April 29, 2023

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at January 28, 2023	342,753	$3,428	$1,820,249	$(584,750)	$3,049,656	$4,288,583
Net earnings	—	—	—	—	371,191	371,191
Common stock issued under stock plans, net of shares used for tax withholding	461	4	6,145	(37,522)	—	(31,373)
Stock-based compensation	—	—	33,063	—	—	33,063
Common stock repurchased, inclusive of excise tax	(2,169)	(22)	(9,729)	—	(226,523)	(236,274)
Dividends declared ($0.3350 per share)	—	—	—	—	(114,794)	(114,794)
Balance at April 29, 2023	341,045	$3,410	$1,849,728	$(622,272)	$3,079,530	$4,310,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	May 4, 2024	April 29, 2023
Cash Flows From Operating Activities
Net earnings	$487,990	$371,191
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	109,186	99,379
Stock-based compensation	40,447	33,063
Deferred income taxes	10,488	10,792
Change in assets and liabilities:
Merchandise inventory	(269,479)	(218,240)
Other current assets	(57,685)	(51,914)
Accounts payable	179,376	46,577
Other current liabilities	(269,973)	16,336
Income taxes	138,959	105,225
Operating lease assets and liabilities, net	2,267	(102)
Other long-term, net	(2,655)	845
Net cash provided by operating activities	368,921	413,152

Cash Flows From Investing Activities
Additions to property and equipment	(136,249)	(167,253)
Net cash used in investing activities	(136,249)	(167,253)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	6,224	6,149
Treasury stock purchased	(70,480)	(37,522)
Repurchase of common stock	(262,479)	(234,468)
Dividends paid	(123,298)	(114,794)
Net cash used in financing activities	(450,033)	(380,635)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(217,361)	(134,736)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,935,441	4,612,241
End of period	$4,718,080	$4,477,505

Supplemental Cash Flow Disclosures
Interest paid	$40,158	$40,158
Income taxes (refunded) paid, net	$(375)	$47
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 4, 2024 and April 29, 2023
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 4, 2024 and April 29, 2023, and the results of operations, comprehensive income, stockholders’ equity, and cash flows, for the three month periods ended May 4, 2024 and April 29, 2023. The Condensed Consolidated Balance Sheet as of February 3, 2024, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 3, 2024.

The results of operations, comprehensive income, stockholders’ equity, and cash flows, for the three month periods ended May 4, 2024 and April 29, 2023 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. The fiscal year ending February 1, 2025 is referred to as fiscal 2024 and is a 52-week year. The fiscal year ended February 3, 2024 is referred to as fiscal 2023 and was a 53-week year.

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

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three month periods ended May 4, 2024 and April 29, 2023:

	Three Months Ended
	May 4, 2024	April 29, 2023
Home Accents and Bed and Bath	26%	26%
Ladies	23%	24%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	14%
Men’s	14%	14%
Shoes	13%	13%
Children’s	9%	9%
Total	100%	100%

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

Restricted cash and cash equivalents. The Company uses standby letters of credit in addition to a funded trust to collateralize certain insurance obligations. These restricted funds are invested in bank deposits, money market mutual funds, and U.S. Government and agency securities and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The standby letters of credit are collateralized by restricted cash. As of May 4, 2024, February 3, 2024, and April 29, 2023, the Company had $2.2 million, $2.2 million, and $2.6 million, respectively, in standby letters of credit outstanding. As of May 4, 2024, February 3, 2024, and April 29, 2023, the Company had $61.6 million, $60.8 million, and $58.4 million, respectively, in a collateral trust. The classification between current and long-term is based on the timing of expected payments of the obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	May 4, 2024	February 3, 2024	April 29, 2023
Cash and cash equivalents	$4,654,316	$4,872,446	$4,416,480
Restricted cash and cash equivalents included in:
Prepaid expenses and other	14,666	14,489	12,815
Other long-term assets	49,098	48,506	48,210
Total restricted cash and cash equivalents	63,764	62,995	61,025
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,718,080	$4,935,441	$4,477,505
Property and equipment. As of May 4, 2024 and April 29, 2023, the Company had $34.4 million and $46.4 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Operating leases. Supplemental cash flow disclosures related to operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended
($000)	May 4, 2024	April 29, 2023
Operating lease assets obtained in exchange for operating lease liabilities	$248,336	$183,633

Cash dividends. On May 22, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.3675 per common share, payable on June 28, 2024. The Company’s Board of Directors declared a cash dividend of $0.3675 per common share in March 2024, and $0.3350 per common share in February, May, August, and November 2023.

Stock repurchase program. In March 2024, the Company’s Board of Directors approved a new two-year program to repurchase up to $2.1 billion of the Company’s common stock through fiscal 2025. During the three month period ended May 4, 2024, the Company repurchased 1.9 million shares of common stock for $262.5 million (excluding excise tax) under this program. For the three month period ended April 29, 2023, the Company repurchased 2.2 million shares of common stock for $234.5 million (excluding excise tax) under the previous publicly announced repurchase program.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of May 4, 2024.

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

All outstanding payments owed under the program are recorded within Accounts payable in the Condensed Consolidated Balance Sheets. The Company accounts for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Condensed Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the program and included in Accounts payable were $161.5 million, $146.9 million, and $146.5 million at May 4, 2024, February 3, 2024, and April 29, 2023, respectively.

Recently adopted accounting standards. In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. The ASU requires enhanced and additional disclosures about the key terms of supplier finance programs including a description of where in the financial statements any related amounts are presented. The Company adopted ASU 2022-04 in the first quarter of fiscal 2023 on a retrospective basis, excluding the annual rollforward requirement which will be adopted on a prospective basis in its fiscal 2024 Annual Report on Form 10-K. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements for the three month period ended May 4, 2024 and is not expected to have a material impact on the Company’s fiscal 2024 consolidated financial statements.

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

Note B: Fair Value Measurements

Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The inputs used to measure fair value include: Level 1, observable inputs such as quoted prices in active markets; Level 2, inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, unobservable inputs in which little or no market data exists. This fair value hierarchy requires the Company to develop its own assumptions, maximize the use of observable inputs, and minimize the use of unobservable inputs when measuring fair value. Corporate and U.S. government and agency securities are classified within Level 1 because these securities are valued using quoted market prices.

The fair value of the Company’s financial instruments are as follows:

($000)	May 4, 2024	February 3, 2024	April 29, 2023
Cash and cash equivalents (Level 1)	$4,654,316	$4,872,446	$4,416,480
Restricted cash and cash equivalents (Level 1)	$63,764	$62,995	$61,025

The underlying assets in the Company’s nonqualified deferred compensation program as of May 4, 2024, February 3, 2024, and April 29, 2023 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	May 4, 2024	February 3, 2024	April 29, 2023
Nonqualified deferred compensation program (Level 1)	$175,875	$165,582	$154,857

Note C: Stock-Based Compensation

For the three month periods ended May 4, 2024 and April 29, 2023, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 4, 2024	April 29, 2023
Restricted stock	$23,234	$21,493
Performance awards	16,114	10,484
Employee stock purchase plan	1,099	1,086
Total	$40,447	$33,063

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three month periods ended May 4, 2024 and April 29, 2023 is as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	May 4, 2024	April 29, 2023
Cost of goods sold	$19,625	$17,325
Selling, general and administrative	20,822	15,738
Total	$40,447	$33,063

The tax benefits related to stock-based compensation expense for the three month periods ended May 4, 2024 and April 29, 2023 were $7.9 million and $7.0 million, respectively.

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

As of May 4, 2024, shares related to unvested restricted stock, restricted stock units, and performance share awards totaled 4.0 million shares. A summary of restricted stock, restricted stock units, and performance share award activity for the three month period ended May 4, 2024, is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at February 3, 2024	4,395	$104.52
Awarded	713	146.84
Released	(1,068)	104.39
Forfeited	(45)	104.29
Unvested at May 4, 2024	3,995	$112.11

The unamortized compensation expense at May 4, 2024 was $277.8 million which is expected to be recognized over a weighted-average remaining period of 2.1 years. The unamortized compensation expense at April 29, 2023 was $240.4 million which was expected to be recognized over a weighted-average remaining period of 2.4 years.

Shares repurchased for tax withholding are considered treasury shares which are available for reissuance. During the three month periods ended May 4, 2024 and April 29, 2023, shares purchased by the Company for tax withholding totaled 484,855 and 367,286, respectively.

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

For the three month periods ended May 4, 2024 and April 29, 2023, approximately 220,000 and 20,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively, because their effect would have been anti-dilutive for the periods presented.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
May 4, 2024
Shares	331,258	2,479	333,737
Amount	$1.47	$(0.01)	$1.46

April 29, 2023
Shares	338,049	1,995	340,044
Amount	$1.10	$(0.01)	$1.09

Note E: Debt

Senior Notes. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	May 4, 2024	February 3, 2024	April 29, 2023
3.375% Senior Notes due 2024	$249,827	$249,713	$249,370
4.600% Senior Notes due 2025	698,763	698,441	697,480
0.875% Senior Notes due 2026	497,576	497,268	496,345
4.700% Senior Notes due 2027	240,445	240,335	240,007
4.800% Senior Notes due 2030	132,820	132,776	132,645
1.875% Senior Notes due 2031	495,962	495,820	495,395
5.450% Senior Notes due 2050	146,397	146,377	146,319
Total long-term debt[1]	$2,461,790	$2,460,730	$2,457,561

Less: current portion	$948,590	$249,713	$—
Total due beyond one year	$1,513,200	$2,211,017	$2,457,561
1 Net of unamortized discounts and debt issuance costs of $13.2 million, $14.3 million, and $17.4 million as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

The aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.3 billion as of May 4, 2024, February 3, 2024, and April 29, 2023. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

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

The Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of May 4, 2024, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

The table below shows the components of interest income for the three month periods ended May 4, 2024 and April 29, 2023:

	Three Months Ended
($000)	May 4, 2024	April 29, 2023
Interest expense on long-term debt	$21,175	$21,166
Other interest expense	358	373
Capitalized interest	(4,265)	(2,108)
Interest income	(63,218)	(50,828)
Interest income, net	$(45,950)	$(31,397)

Note F: Taxes on Earnings

The Company’s effective tax rates for the three month periods ended May 4, 2024 and April 29, 2023 were approximately 23% and 24%, respectively. The Company’s effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

As of May 4, 2024, February 3, 2024, and April 29, 2023, the reserves for unrecognized tax benefits were $60.0 million, $58.6 million, and $59.9 million, inclusive of $7.0 million, $6.2 million, and $6.5 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $47.6 million would impact the Company’s effective tax rate. It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $10.8 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

In December 2021, the Organization for Economic Co-operation and Development released Pillar Two Model Rules (“Pillar Two”), which provide for a global minimum tax of 15% on multinational entities. Although the U.S. has not yet adopted Pillar Two, several countries enacted Pillar Two with an initial effective date of January 1, 2024. The impact of Pillar Two on the Company's effective tax rate is expected to be minimal for fiscal 2024. The Company will continue to monitor future Pillar Two legislation in relevant jurisdictions for any impacts to its effective tax rate.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 4, 2024 and April 29, 2023, the related condensed consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows, for the three month periods ended May 4, 2024 and April 29, 2023 and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 3, 2024, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 1, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/Deloitte & Touche LLP

San Francisco, California
June 11, 2024

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption “Forward-Looking Statements” and also those in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for fiscal 2023. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for fiscal 2023. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,775 locations in 43 states, the District of Columbia, and Guam, as of May 4, 2024. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 352 dd’s DISCOUNTS stores in 22 states as of May 4, 2024 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

There remains ongoing uncertainty in the current macroeconomic and geopolitical environments, and prolonged inflationary pressures continue to negatively impact the purchasing power of our low-to-moderate income customers. Through these ongoing pressures and uncertainty, we remain focused on offering our customers the best branded values possible throughout our stores. In addition, we plan to carefully manage our expenses and inventory, while closely monitoring market share trends for the off-price industry. We believe our market share can continue to grow through continued focus on bringing value and convenience to our consumers.

Results of Operations

The following table summarizes the financial results for the three month periods ended May 4, 2024 and April 29, 2023:

	Three Months Ended
	May 4, 2024	April 29, 2023
Sales
Sales (millions)	$4,858	$4,495
Sales growth	8.1%	3.7%
Comparable store sales growth[1]	3%	1%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.9%	73.3%
Selling, general and administrative	15.9%	16.6%
Interest income, net	(0.9%)	(0.7%)

Earnings before taxes (as a percent of sales)	13.1%	10.8%

Net earnings (as a percent of sales)	10.0%	8.3%
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

We opened 18 new stores in the first quarter of fiscal 2024 and expect to open a total of approximately 90 new stores this year.

The following table summarizes the stores opened and closed during the three month periods ended May 4, 2024 and April 29, 2023:

	Three Months Ended
Store Count	May 4, 2024	April 29, 2023
Ross Dress for Less
Beginning of the period	1,764	1,693
Opened in the period	11	11	[1]
Closed in the period	—	—
Total Ross Dress for Less stores end of period	1,775	1,704
dd’s DISCOUNTS
Beginning of the period	345	322
Opened in the period	7	8
Closed in the period	—	—
Total dd’s DISCOUNTS stores end of period	352	330
Total stores end of period	2,127	2,034

[1] Includes the reopening of a store previously temporarily closed due to a weather event.

Sales. Sales for the three month period ended May 4, 2024 increased $363.4 million, or 8.1%, compared to the three month period ended April 29, 2023, primarily due to the opening of 93 net new stores between April 29, 2023 and May 4, 2024 and a 3% comparable store sales increase.

Our sales mix for the three month periods ended May 4, 2024 and April 29, 2023 is shown below:

	Three Months Ended
	May 4, 2024	April 29, 2023
Home Accents and Bed and Bath	26%	26%
Ladies	23%	24%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	14%
Men’s	14%	14%
Shoes	13%	13%
Children’s	9%	9%
Total	100%	100%

Cost of goods sold. Cost of goods sold for the three month period ended May 4, 2024 increased $198.1 million compared to the three month period ended April 29, 2023, primarily due to higher sales from the opening of 93 net new stores between April 29, 2023 and May 4, 2024 and the 3% comparable store sales increase, partially offset by lower distribution costs and lower buying costs primarily due to lower incentive compensation expense.

Cost of goods sold as a percentage of sales for the three month period ended May 4, 2024 decreased approximately 140 basis points compared to the three month period ended April 29, 2023, primarily due to a 75 basis points decrease in distribution costs, a 50 basis point decrease in buying costs primarily due to lower incentive compensation expense, and a

30 basis point decrease in domestic freight costs. Partially offsetting these items was a 15 basis point decrease in merchandise margin primarily due to our efforts to offer more sharply priced brands, partially offset by lower ocean freight costs.

We expect the decline in merchandise margin as a percentage of sales to continue through fiscal 2024 as we build on our efforts to offer more sharply priced brands throughout our stores. We expect this decline will be offset by lower distribution costs, domestic freight costs, and incentive compensation expense.

Selling, general and administrative expenses. For the three month period ended May 4, 2024, selling, general and administrative expenses (“SG&A”) increased $30.1 million compared to the three month period ended April 29, 2023, primarily due to higher store wages and the opening of 93 net new stores between April 29, 2023 and May 4, 2024.

SG&A as a percentage of sales for the three month period ended May 4, 2024 decreased 65 basis points compared to the three month period ended April 29, 2023, primarily due to higher sales and lower incentive compensation expense.

We expect lower incentive compensation expense to continue in fiscal 2024.

Interest income, net. For the three month period ended May 4, 2024, interest income, net increased $14.6 million compared to the three month period ended April 29, 2023, primarily due to increased interest income from higher interest rates and higher cash balances.

The table below shows the components of interest income, net for the three month periods ended May 4, 2024 and April 29, 2023:

	Three Months Ended
($000)	May 4, 2024	April 29, 2023
Interest expense on long-term debt	$21,175	$21,166
Other interest expense	358	373
Capitalized interest	(4,265)	(2,108)
Interest income	(63,218)	(50,828)
Interest income, net	$(45,950)	$(31,397)

Taxes on earnings. Our effective tax rates for the three month periods ended May 4, 2024 and April 29, 2023 were approximately 23% and 24%, respectively. Our effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

Net earnings. Net earnings as a percentage of sales for the three month periods ended May 4, 2024 and April 29, 2023 were 10.0% and 8.3%, respectively. Net earnings as a percentage of sales for the three month period ended May 4, 2024 were higher primarily due to lower cost of goods sold, lower SG&A expenses, and higher interest income.

Earnings per share. Diluted earnings per share for the three month period ended May 4, 2024 was $1.46 compared to $1.09 for the three month period ended April 29, 2023. The $0.37 increase in the diluted earnings per share for the three month period ended May 4, 2024 was primarily attributable to a 31% increase in net earnings and a 3% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures related to new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under active stock repurchase programs, pay dividends, and repay debt as it becomes due.

	Three Months Ended
($000)	May 4, 2024	April 29, 2023
Cash provided by operating activities	$368,921	$413,152
Cash used in investing activities	(136,249)	(167,253)
Cash used in financing activities	(450,033)	(380,635)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(217,361)	$(134,736)

Operating Activities

Net cash provided by operating activities was $368.9 million for the three month period ended May 4, 2024. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by the payment of fiscal 2023 incentive bonuses. Net cash provided by operating activities was $413.2 million for the three month period ended April 29, 2023. This was primarily driven by net earnings and higher accounts payable leverage (defined as accounts payable divided by merchandise inventory).

The decrease in cash flow provided by operating activities for the three month period ended May 4, 2024 compared to the same period in the prior year was primarily driven by higher incentive compensation payments and lower accounts payable leverage, partially offset by higher net earnings.

Accounts payable leverage was 86% and 92% as of May 4, 2024 and April 29, 2023, respectively. The decrease in accounts payable leverage was primarily due to the timing of inventory receipts and related payments versus last year.

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

Changes in packaway inventory levels impact our operating cash flow. As of May 4, 2024, packaway inventory was 41% of total inventory, compared to 40% at the end of fiscal 2023.

Investing Activities

Net cash used in investing activities was $136.2 million and $167.3 million for the three month periods ended May 4, 2024 and April 29, 2023, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems and buying and corporate offices.

The decrease in cash used in investing activities for the three month period ended May 4, 2024, compared to the same period in the prior year, was primarily due to a reduction in capital expenditures related to our new Buckeye, Arizona distribution center.

Capital expenditures for fiscal 2024 are currently projected to be approximately $840 million. Our planned capital expenditures for fiscal 2024 are for investments in our supply chain to support long-term growth, including construction of our next distribution centers, investments in our information technology systems, costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $450.0 million and $380.6 million for the three month periods ended May 4, 2024 and April 29, 2023, respectively, primarily resulting from stock repurchases under our stock repurchase programs and dividend payments.

Revolving credit facilities. We have a $1.3 billion senior unsecured revolving credit facility. As of May 4, 2024, we had no borrowings or standby letters of credit outstanding under the Credit Facility, our Credit Facility remained in place and available, and we were in compliance with its financial covenant. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Senior notes. As of May 4, 2024, we had approximately $2.5 billion of outstanding unsecured Senior Notes, of which $949 million is classified within Current Liabilities on our Condensed Consolidated Balance Sheet for the period ended May 4, 2024. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Other financing activities. In March 2024, our Board of Directors approved a new two-year program to repurchase up to $2.1 billion of the Company’s common stock through fiscal 2025. During the three month period ended May 4, 2024, we repurchased 1.9 million shares of common stock for $262.5 million (excluding excise tax) under this program. For the three month period ended April 29, 2023, we repurchased 2.2 million shares of common stock for $234.5 million (excluding excise tax) under our previous publicly announced repurchase program. During the three month periods ended May 4, 2024 and April 29, 2023, we also acquired 0.5 million and 0.4 million shares of treasury stock, respectively, to cover employee tax withholding obligations under our employee equity compensation programs for aggregate purchase prices of approximately $70.5 million and $37.5 million, respectively.

On May 22, 2024, our Board of Directors declared a quarterly cash dividend of $0.3675 per common share, payable on June 28, 2024. The Board of Directors declared a cash dividend of $0.3675 per common share in March 2024, and $0.3350 per common share in February, May, August, and November 2023.

For the three month periods ended May 4, 2024 and April 29, 2023, we paid cash dividends of $123.3 million and $114.8 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources and expect to be able to maintain adequate trade credit, bank credit, and other credit sources to meet our capital and liquidity requirements.

We ended the first quarter of fiscal 2024 with $4.7 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, debt repayments, interest payments, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

As of May 4, 2024, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K as of February 3, 2024, other than those which occur in the ordinary course of business.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility and a funded trust to collateralize some of our insurance obligations. As of May 4, 2024, February 3, 2024, and April 29, 2023, we had $2.2 million, $2.2 million, and $2.6 million, respectively, in standby letters of credit outstanding. As of May 4, 2024, February 3, 2024, and April 29, 2023, we had $61.6 million, $60.8 million, and $58.4 million, respectively, held in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Critical Accounting Estimates

During the first quarter of fiscal 2024, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended February 3, 2024.

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

Future impact from inflation, interest rate increases, ongoing military conflicts and economic sanctions, climate change, pandemics, and other economic, regulatory, consumer spending, and industry trends that could potentially adversely affect our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks and uncertainties are not limited to but may include:

•Uncertainties arising from the macroeconomic environment, including inflation, high interest rates, housing costs, energy and fuel costs, financial and credit market conditions, recession concerns, geopolitical conditions, public health and public safety issues that affect our costs, consumer confidence, and consumer disposable income and shopping behavior as well as costs.
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
•Information or data security breaches, including cyber-attacks on our transaction processing and computer information systems, which could disrupt our operations, and result in theft or unauthorized disclosure of our confidential and valuable business information, such as customer, credit card, employee, or other private and valuable information that we handle in the ordinary course of our business.
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
•A public health or public safety crisis, demonstrations, natural or a man-made disaster in California or in another region where we have a concentration of stores, offices, or a distribution center, that could harm our business.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of May 4, 2024.

Interest that is payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of May 4, 2024, we had no borrowings outstanding under the Credit Facility.

As of May 4, 2024, we have outstanding seven series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest payments on our cash and cash equivalents and restricted cash and cash equivalents. Changes in interest rates may impact the interest income we recognize in the future.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our condensed consolidated financial position, results of operations, cash flows, or the fair values of our cash and cash equivalents and restricted cash and cash equivalents as of and for the three month period ended May 4, 2024. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first fiscal quarter of 2024.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 for a description of risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2024 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
Period
February
(2/4/2024 - 3/2/2024)	—	$0.00	—	$2,100,000
March
(3/3/2024-4/6/2024)	1,312,630	$145.11	827,775	$1,980,000
April
(4/7/2024- 5/4/2024)	1,063,791	$133.94	1,063,791	$1,837,520
Total	2,376,421	$140.11	1,891,566	$1,837,520
1 We acquired 484,855 shares of treasury stock during the quarter ended May 4, 2024. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

In March 2024, our Board of Directors approved a new two-year program to repurchase up to $2.1 billion of our common stock through fiscal 2025.

ITEM 5. OTHER INFORMATION

Insider Adoption of Trading Arrangements:

During the three months ended May 4, 2024, none of our directors or executive officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” except as follows:

On April 12, 2024, Michael Balmuth, Executive Chairman and a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 122,000 shares of common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on April 6, 2026, or when all shares under the plan are sold.

On April 10, 2024, Barbara Rentler, Chief Executive Officer and a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 48,885 shares of common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on October 11, 2024, or when all shares under the plan are sold.

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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2023), incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Ross Stores, Inc. on March 14, 2023.

10.1	Form of Executive Employment Agreement for Executive Officers (CA).

10.2	Form of Executive Employment Agreement for Executive Officers (NON-CA).

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 11, 2024.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 11, 2024	By:	/s/Jeffrey P. Burrill
Jeffrey P. Burrill
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)