Form 10-Q
period 2024-08-03
ROSS STORES, INC.
filed 2024-09-11
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 03, 2024

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 16, 2024 was 331,762,504.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
($000, except stores and per share data, unaudited)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Sales	$5,287,519	$4,934,905	$10,145,586	$9,429,591

Costs and Expenses
Cost of goods sold	3,791,929	3,569,367	7,282,601	6,861,973
Selling, general and administrative	836,357	807,898	1,612,639	1,554,120
Interest income, net	(43,350)	(37,214)	(89,300)	(68,611)
Total costs and expenses	4,584,936	4,340,051	8,805,940	8,347,482

Earnings before taxes	702,583	594,854	1,339,646	1,082,109
Provision for taxes on earnings	175,435	148,535	324,508	264,599
Net earnings	$527,148	$446,319	$1,015,138	$817,510

Earnings per share
Basic	$1.60	$1.33	$3.07	$2.42
Diluted	$1.59	$1.32	$3.05	$2.41

Weighted-average shares outstanding (000)
Basic	329,392	336,231	330,325	337,140
Diluted	331,511	337,932	332,620	339,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
($000, unaudited)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net earnings	$527,148	$446,319	$1,015,138	$817,510

Other comprehensive income	—	—	—	—
Comprehensive income	$527,148	$446,319	$1,015,138	$817,510
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	August 3, 2024	February 3, 2024	July 29, 2023
Assets
Current Assets
Cash and cash equivalents	$4,668,137	$4,872,446	$4,583,606
Accounts receivable	181,918	130,766	175,410
Merchandise inventory	2,490,558	2,192,220	2,300,063
Prepaid expenses and other	254,370	202,706	214,673
Total current assets	7,594,983	7,398,138	7,273,752

Property and Equipment
Land and buildings	1,486,214	1,486,557	1,490,681
Fixtures and equipment	4,341,764	4,220,221	4,027,874
Leasehold improvements	1,607,226	1,577,102	1,463,585
Construction-in-progress	694,574	628,730	518,405
	8,129,778	7,912,610	7,500,545
Less accumulated depreciation and amortization	4,546,243	4,380,709	4,189,940
Property and equipment, net	3,583,535	3,531,901	3,310,605

Operating lease assets	3,234,180	3,126,841	3,164,685
Other long-term assets	265,323	243,229	238,260
Total assets	$14,678,021	$14,300,109	$13,987,302

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,217,227	$1,955,850	$2,150,999
Accrued expenses and other	639,703	671,867	689,866
Current operating lease liabilities	691,036	683,625	668,028
Accrued payroll and benefits	353,980	548,371	435,300
Income taxes payable	23,266	76,370	25,449
Current portion of long-term debt	949,028	249,713	—
Total current liabilities	4,874,240	4,185,796	3,969,642

Long-term debt	1,513,826	2,211,017	2,458,615
Non-current operating lease liabilities	2,710,239	2,603,349	2,653,632
Other long-term liabilities	254,487	232,383	231,945
Deferred income taxes	194,697	196,238	218,726

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 332,075,000, 335,172,000 and 338,982,000 shares, respectively	3,321	3,352	3,390
Additional paid-in capital	2,024,822	1,952,625	1,885,406
Treasury stock	(705,046)	(633,318)	(623,185)
Retained earnings	3,807,435	3,548,667	3,189,131
Total stockholders’ equity	5,130,532	4,871,326	4,454,742
Total liabilities and stockholders’ equity	$14,678,021	$14,300,109	$13,987,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended August 3, 2024

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at February 3, 2024	335,172	$3,352	$1,952,625	$(633,318)	$3,548,667	$4,871,326
Net earnings	—	—	—	—	487,990	487,990
Common stock issued under stock plans, net of shares used for tax withholding	642	6	6,218	(70,480)	—	(64,256)
Stock-based compensation	—	—	40,447	—	—	40,447
Common stock repurchased, inclusive of excise tax	(1,892)	(19)	(9,368)	—	(254,870)	(264,257)
Dividends declared ($0.3675 per share)	—	—	—	—	(123,298)	(123,298)
Balance at May 4, 2024	333,922	$3,339	$1,989,922	$(703,798)	$3,658,489	$4,947,952
Net earnings	—	—	—	—	527,148	527,148
Common stock issued under stock plans, net of shares used for tax withholding	(7)	—	6,194	(1,248)	—	4,946
Stock-based compensation	—	—	38,021	—	—	38,021
Common stock repurchased, inclusive of excise tax	(1,840)	(18)	(9,315)	—	(255,749)	(265,082)
Dividends declared ($0.3675 per share)	—	$—	$—	$—	$(122,453)	$(122,453)
Balance at August 3, 2024	332,075	$3,321	$2,024,822	$(705,046)	$3,807,435	$5,130,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended July 29, 2023

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at January 28, 2023	342,753	$3,428	$1,820,249	$(584,750)	$3,049,656	$4,288,583
Net earnings	—	—	—	—	371,191	371,191
Common stock issued under stock plans, net of shares used for tax withholding	461	4	6,145	(37,522)	—	(31,373)
Stock-based compensation	—	—	33,063	—	—	33,063
Common stock repurchased, inclusive of excise tax	(2,169)	(22)	(9,729)	—	(226,523)	(236,274)
Dividends declared ($0.3350 per share)	—	—	—	—	(114,794)	(114,794)
Balance at April 29, 2023	341,045	$3,410	$1,849,728	$(622,272)	$3,079,530	$4,310,396
Net earnings	—	—	—	—	446,319	446,319
Common stock issued under stock plans, net of shares used for tax withholding	89	1	6,208	(913)	—	5,296
Stock-based compensation	—	—	39,429	—	—	39,429
Common stock repurchased, inclusive of excise tax	(2,152)	(21)	(9,959)	—	(222,713)	(232,693)
Dividends declared ($0.3350 per share)	—	—	—	—	(114,005)	(114,005)
Balance at July 29, 2023	338,982	$3,390	$1,885,406	$(623,185)	$3,189,131	$4,454,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	August 3, 2024	July 29, 2023
Cash Flows From Operating Activities
Net earnings	$1,015,138	$817,510
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	217,781	197,924
Stock-based compensation	78,468	72,492
Deferred income taxes	(1,541)	1,667
Change in assets and liabilities:
Merchandise inventory	(298,338)	(276,568)
Other current assets	(81,363)	(60,431)
Accounts payable	271,582	144,775
Other current liabilities	(197,585)	235,490
Income taxes	(46,708)	(24,152)
Operating lease assets and liabilities, net	6,962	5,172
Other long-term, net	(3,354)	2,402
Net cash provided by operating activities	961,042	1,116,281

Cash Flows From Investing Activities
Additions to property and equipment	(333,735)	(363,459)
Net cash used in investing activities	(333,735)	(363,459)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	12,418	12,358
Treasury stock purchased	(71,728)	(38,435)
Repurchase of common stock	(524,979)	(464,890)
Dividends paid	(245,751)	(228,799)
Net cash used in financing activities	(830,040)	(719,766)

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(202,733)	33,056

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,935,441	4,612,241
End of period	$4,732,708	$4,645,297

Supplemental Cash Flow Disclosures
Interest paid	$40,158	$40,158
Income taxes paid, net	$372,756	$287,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 3, 2024 and July 29, 2023
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of August 3, 2024 and July 29, 2023, and the results of operations, comprehensive income, and stockholders’ equity for the three and six month periods ended August 3, 2024 and July 29, 2023, and the cash flows for the six month periods ended August 3, 2024 and July 29, 2023. The Condensed Consolidated Balance Sheet as of February 3, 2024, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income, and stockholders’ equity for the three and six month periods ended August 3, 2024 and July 29, 2023, and the cash flows for the six month periods ended August 3, 2024 and July 29, 2023 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. The fiscal year ending February 1, 2025 is referred to as fiscal 2024 and is a 52-week year. The fiscal year ended February 3, 2024 is referred to as fiscal 2023 and was a 53-week year.

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

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and six month periods ended August 3, 2024 and July 29, 2023:

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Home Accents and Bed and Bath	24%	24%	25%	25%
Ladies	23%	24%	23%	24%
Men’s	17%	16%	16%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	15%	14%	15%
Shoes	13%	13%	13%	13%
Children’s	9%	8%	9%	8%
Total	100%	100%	100%	100%

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

Restricted cash and cash equivalents. The Company uses standby letters of credit in addition to a funded trust to collateralize certain insurance obligations. These restricted funds are invested in bank deposits, money market mutual funds, and U.S. Government and agency securities, and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The standby letters of credit are collateralized by restricted cash. As of August 3, 2024, February 3, 2024, and July 29, 2023, the Company had $2.2 million, $2.2 million, and $2.6 million, respectively, in standby letters of credit outstanding. As of August 3, 2024, February 3, 2024, and July 29, 2023, the Company had $62.4 million, $60.8 million, and $59.1 million, respectively, in a collateral trust. The classification between current and long-term is based on the timing of expected payments of the obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets, that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	August 3, 2024	February 3, 2024	July 29, 2023
Cash and cash equivalents	$4,668,137	$4,872,446	$4,583,606
Restricted cash and cash equivalents included in:
Prepaid expenses and other	14,851	14,489	12,955
Other long-term assets	49,720	48,506	48,736
Total restricted cash and cash equivalents	64,571	62,995	61,691
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,732,708	$4,935,441	$4,645,297
Property and equipment. As of August 3, 2024 and July 29, 2023, the Company had $33.9 million and $34.6 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Operating leases. Supplemental cash flow disclosures related to operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended		Six Months Ended
($000)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating lease assets obtained in exchange for operating lease liabilities	$192,270	$207,218	$440,606	$390,851

Cash dividends. On August 21, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.3675 per common share, payable on September 30, 2024. The Company’s Board of Directors declared a cash dividend of $0.3675 per common share in March and May 2024, and $0.3350 per common share in February, May, August, and November 2023.

Stock repurchase program. In March 2024, the Company’s Board of Directors approved a new two-year program to repurchase up to $2.1 billion of the Company’s common stock through January 31, 2026. During the six month period ended August 3, 2024, the Company repurchased 3.7 million shares of common stock for $525.0 million (excluding excise tax) under this program. During the six month period ended July 29, 2023, the Company repurchased 4.3 million shares of common stock for $464.9 million (excluding excise tax) under the previous, publicly announced repurchase program.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of August 3, 2024.

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

Supply chain finance program. The Company facilitates a voluntary supply chain finance program (the “program”) to provide certain suppliers with the opportunity to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third-party bank administers the program. The Company’s responsibility is limited to making payments on the terms originally negotiated with each supplier, regardless of whether a supplier sells its receivable to a financial institution. The Company is not a party to the agreements between the participating financial institutions and the suppliers in connection with the program and receives no financial incentives from the suppliers or the financial institutions. No guarantees are provided by the Company under the program, and the Company’s rights and obligations to its suppliers are not affected by the program. The range of payment terms negotiated with suppliers is consistent, irrespective of whether a supplier participates in the program.

All outstanding payments owed under the program are recorded within Accounts payable in the Condensed Consolidated Balance Sheets. The Company accounts for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Condensed Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the program and included in Accounts payable were $182.5 million, $146.9 million, and $165.6 million at August 3, 2024, February 3, 2024, and July 29, 2023, respectively.

Recently adopted accounting standards. In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. The ASU requires enhanced and additional disclosures about the key terms of supplier finance programs, including a description of where in the financial statements any related amounts are presented. The Company adopted ASU 2022-04 in the first quarter of fiscal 2023 on a retrospective basis, excluding the annual rollforward requirement which will be adopted on a prospective basis in its fiscal 2024 Annual Report on Form 10-K. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements for the three and six month periods ended August 3, 2024, and is not expected to have a material impact on the Company’s fiscal 2024 consolidated financial statements.

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

The fair value of the Company’s financial instruments are as follows:

($000)	August 3, 2024	February 3, 2024	July 29, 2023
Cash and cash equivalents (Level 1)	$4,668,137	$4,872,446	$4,583,606
Restricted cash and cash equivalents (Level 1)	$64,571	$62,995	$61,691

The underlying assets in the Company’s nonqualified deferred compensation program as of August 3, 2024, February 3, 2024, and July 29, 2023 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	August 3, 2024	February 3, 2024	July 29, 2023
Nonqualified deferred compensation program (Level 1)	$181,855	$165,582	$161,091

Note C: Stock-Based Compensation

For the three and six month periods ended August 3, 2024 and July 29, 2023, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Restricted stock	$21,676	$24,055	$44,910	$45,548
Performance awards	15,252	14,278	31,366	24,762
Employee stock purchase plan	1,093	1,096	2,192	2,182
Total	$38,021	$39,429	$78,468	$72,492

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and six month periods ended August 3, 2024 and July 29, 2023 is as follows:

	Three Months Ended		Six Months Ended
Statements of Earnings Classification ($000)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Cost of goods sold	$17,066	$21,306	$36,691	$38,631
Selling, general and administrative	20,955	18,123	41,777	33,861
Total	$38,021	$39,429	$78,468	$72,492

The tax benefits related to stock-based compensation expense for the three and six month periods ended August 3, 2024 were $7.1 million and $15.0 million, respectively. The tax benefits related to stock-based compensation expense for the three and six month periods ended July 29, 2023 were $8.2 million and $15.2 million, respectively.

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

As of August 3, 2024, shares related to unvested restricted stock, restricted stock units, and performance share awards totaled 3.9 million shares. A summary of restricted stock, restricted stock units, and performance share award activity for the six month period ended August 3, 2024, is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at February 3, 2024	4,395	$104.52
Awarded	734	146.55
Released	(1,106)	104.36
Forfeited	(118)	107.51
Unvested at August 3, 2024	3,905	$112.37

The unamortized compensation expense at August 3, 2024 was $235.7 million which is expected to be recognized over a weighted-average remaining period of 1.9 years. The unamortized compensation expense at July 29, 2023 was $217.6 million which was expected to be recognized over a weighted-average remaining period of 2.1 years.

Shares repurchased for tax withholding are considered treasury shares which are available for reissuance. During the three and six month periods ended August 3, 2024, shares purchased by the Company for tax withholding totaled 8,942 and 493,797, respectively. During the three and six month periods ended July 29, 2023, shares purchased by the Company for tax withholding totaled 8,842 and 376,128, respectively.

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

Shares are excluded from the calculation of diluted EPS if their effect would have been anti-dilutive to the calculation of diluted EPS. For the three and six month periods ended August 3, 2024, approximately 2,000 and 3,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively. For the three and six month periods ended July 29, 2023, approximately 14,000 and 18,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
August 3, 2024
Shares	329,392	2,119	331,511	330,325	2,295	332,620
Amount	$1.60	$(0.01)	$1.59	$3.07	$(0.02)	$3.05

July 29, 2023
Shares	336,231	1,701	337,932	337,140	1,863	339,003
Amount	$1.33	$(0.01)	$1.32	$2.42	$(0.01)	$2.41

Note E: Debt

Senior Notes. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	August 3, 2024	February 3, 2024	July 29, 2023
3.375% Senior Notes due 2024	$249,943	$249,713	$249,484
4.600% Senior Notes due 2025	699,085	698,441	697,800
0.875% Senior Notes due 2026	497,885	497,268	496,652
4.700% Senior Notes due 2027	240,555	240,335	240,116
4.800% Senior Notes due 2030	132,864	132,776	132,688
1.875% Senior Notes due 2031	496,105	495,820	495,537
5.450% Senior Notes due 2050	146,417	146,377	146,338
Total long-term debt[1]	$2,462,854	$2,460,730	$2,458,615

Less: current portion	$949,028	$249,713	$—
Total due beyond one year	$1,513,826	$2,211,017	$2,458,615
1 Net of unamortized discounts and debt issuance costs of $12.1 million, $14.3 million, and $16.4 million as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

The aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.4 billion as of August 3, 2024, and approximately $2.3 billion as of February 3, 2024 and July 29, 2023. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

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

The Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of August 3, 2024, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

The table below shows the components of interest income for the three and six month periods ended August 3, 2024 and July 29, 2023:

	Three Months Ended		Six Months Ended
($000)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Interest expense on long-term debt	$21,142	$21,133	$42,317	$42,299
Other interest expense	367	372	725	745
Capitalized interest	(4,577)	(2,818)	(8,842)	(4,926)
Interest income	(60,282)	(55,901)	(123,500)	(106,729)
Interest income, net	$(43,350)	$(37,214)	$(89,300)	$(68,611)

Note F: Taxes on Earnings

The Company’s effective tax rate for the three month periods ended August 3, 2024 and July 29, 2023 was approximately 25%. The Company’s effective tax rate for the six month periods ended August 3, 2024 and July 29, 2023 was approximately 24%. The Company’s effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

As of August 3, 2024, February 3, 2024, and July 29, 2023, the reserves for unrecognized tax benefits were $63.2 million, $58.6 million, and $63.3 million, inclusive of $8.0 million, $6.2 million, and $7.5 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $50.2 million would impact the Company’s effective tax rate. It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $11.7 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

In December 2021, the Organization for Economic Co-operation and Development released Pillar Two Model Rules (“Pillar Two”), which provide for a global minimum tax of 15% on multinational entities. Although the United States has not yet adopted Pillar Two, several countries enacted Pillar Two with an initial effective date of January 1, 2024. The impact of Pillar Two on the Company’s effective tax rate is expected to be minimal for fiscal 2024. The Company will continue to monitor future Pillar Two legislation in relevant jurisdictions for any impacts to its effective tax rate.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of August 3, 2024 and July 29, 2023, the related condensed consolidated statements of earnings, comprehensive income, and stockholders’ equity, for the three and six month periods ended August 3, 2024 and July 29, 2023, and cash flows for the six month periods ended August 3, 2024 and July 29, 2023 and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
September 10, 2024

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,795 locations in 43 states, the District of Columbia, and Guam, as of August 3, 2024. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 353 dd’s DISCOUNTS stores in 22 states as of August 3, 2024 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our low-to-moderate income customers continue to face persistently high costs for necessities, pressuring their discretionary spending amidst a volatile external environment. Through these ongoing pressures and uncertainty, we remain focused on offering our customers the best branded values possible throughout our stores. In addition, we plan to carefully manage our expenses and inventory, while closely monitoring market share trends for the off-price industry. We believe our market share can continue to grow through continued focus on bringing value and convenience to our consumers.

Results of Operations

The following table summarizes our financial results for the three and six month periods ended August 3, 2024 and July 29, 2023:

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Sales
Sales (millions)	$5,288	$4,935	$10,146	$9,430
Sales growth	7.1%	7.7%	7.6%	5.8%
Comparable store sales growth[1]	4%	5%	3%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.7%	72.3%	71.8%	72.8%
Selling, general and administrative	15.8%	16.4%	15.9%	16.5%
Interest income, net	(0.8%)	(0.8%)	(0.9%)	(0.7%)

Earnings before taxes (as a percent of sales)	13.3%	12.1%	13.2%	11.4%

Net earnings (as a percent of sales)	10.0%	9.0%	10.0%	8.7%
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

We opened 24 new stores in the second quarter of fiscal 2024 and remain on track to open a total of approximately 90 new stores this year.

The following table summarizes the stores opened and closed during the three and six month periods ended August 3, 2024 and July 29, 2023:

	Three Months Ended		Six Months Ended
Store Count	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Ross Dress for Less
Beginning of the period	1,775	1,704	1,764	1,693
Opened in the period	21	18	32	29	[1]
Closed in the period	(1)	—	(1)	—
Total Ross Dress for Less stores end of period	1,795	1,722	1,795	1,722
dd’s DISCOUNTS
Beginning of the period	352	330	345	322
Opened in the period	3	9	10	17
Closed in the period	(2)	—	(2)	—
Total dd’s DISCOUNTS stores end of period	353	339	353	339
Total stores end of period	2,148	2,061	2,148	2,061

[1] Includes the reopening of a store previously temporarily closed due to a weather event.

Sales. Sales for the three month period ended August 3, 2024 increased $352.6 million, or 7.1%, compared to the three month period ended July 29, 2023, primarily due to a 4% comparable store sales increase and the opening of 87 net new stores between July 29, 2023 and August 3, 2024.

Sales for the six month period ended August 3, 2024 increased $716.0 million, or 7.6%, compared to the six month period ended July 29, 2023, primarily due to the opening of 87 net new stores between July 29, 2023 and August 3, 2024 and a 3% comparable store sales increase.

Our sales mix for the three and six month periods ended August 3, 2024 and July 29, 2023 is shown below:

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Home Accents and Bed and Bath	24%	24%	25%	25%
Ladies	23%	24%	23%	24%
Men’s	17%	16%	16%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	15%	14%	15%
Shoes	13%	13%	13%	13%
Children’s	9%	8%	9%	8%
Total	100%	100%	100%	100%

Cost of goods sold. Cost of goods sold for the three month period ended August 3, 2024 increased $222.6 million compared to the three month period ended July 29, 2023, primarily due to the 4% comparable store sales increase and higher sales from the opening of 87 net new stores between July 29, 2023 and August 3, 2024, partially offset by lower distribution costs and lower buying costs primarily due to lower incentive compensation expense.

Cost of goods sold for the six month period ended August 3, 2024 increased $420.6 million compared to the six month period ended July 29, 2023, primarily due to higher sales from the opening of 87 net new stores between July 29, 2023 and August 3, 2024 and the 3% comparable store sales increase, partially offset by lower distribution costs and lower buying costs primarily due to lower incentive compensation expense.

Cost of goods sold as a percentage of sales for the three month period ended August 3, 2024 decreased approximately 60 basis points compared to the three month period ended July 29, 2023, primarily due to a 70 basis point decrease in distribution costs, a 55 basis point decrease in buying costs primarily due to lower incentive compensation expense, and a 15 basis point decrease in domestic freight costs. Partially offsetting these items was an 80 basis point decrease in merchandise margin, primarily due to our continued efforts to offer more sharply priced branded bargains.

Cost of goods sold as a percentage of sales for the six month period ended August 3, 2024 decreased approximately 100 basis points compared to the six month period ended July 29, 2023, primarily due to a 75 basis point decrease in distribution costs, a 55 basis point decrease in buying costs primarily due to lower incentive compensation expense, and a 20 basis point decrease in domestic freight costs. Partially offsetting these items was a 50 basis point decrease in merchandise margin primarily due to our continued efforts to offer more sharply priced branded bargains.

We expect lower incentive compensation expense, domestic freight costs, and distribution costs as a percentage of sales to continue through the remainder of fiscal 2024, offset by lower merchandise margins as we build on our efforts to offer more sharply priced branded bargains throughout our stores.

Selling, general and administrative expenses. For the three and six month periods ended August 3, 2024, selling, general and administrative expenses (“SG&A”) increased $28.5 million and $58.5 million, respectively, compared to the three and six month periods ended July 29, 2023, primarily due to the opening of 87 net new stores between July 29, 2023 and August 3, 2024.

SG&A as a percentage of sales for the three and six month periods ended August 3, 2024 decreased 55 and 60 basis points, respectively, compared to the three and six month periods ended July 29, 2023, primarily due to higher sales and lower incentive compensation expense.

We expect lower incentive compensation expense as a percentage of sales to continue through the remainder of fiscal 2024.

Interest income, net. For the three and six month periods ended August 3, 2024, interest income, net increased $6.1 million and $20.7 million, respectively, compared to the three and six month periods ended July 29, 2023, primarily due to increased interest income from higher interest rates and higher cash balances.

The table below shows the components of interest income, net for the three and six month periods ended August 3, 2024 and July 29, 2023:

	Three Months Ended		Six Months Ended
($000)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Interest expense on long-term debt	$21,142	$21,133	$42,317	$42,299
Other interest expense	367	372	725	745
Capitalized interest	(4,577)	(2,818)	(8,842)	(4,926)
Interest income	(60,282)	(55,901)	(123,500)	(106,729)
Interest income, net	$(43,350)	$(37,214)	$(89,300)	$(68,611)

Taxes on earnings. Our effective tax rate for the three month periods ended August 3, 2024 and July 29, 2023 was approximately 25%. Our effective tax rate for the six month periods ended August 3, 2024 and July 29, 2023 was approximately 24%. Our effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

Net earnings. Net earnings as a percentage of sales for the three month periods ended August 3, 2024 and July 29, 2023 were 10.0% and 9.0%, respectively. Net earnings as a percentage of sales for the three month period ended August 3, 2024 were higher primarily due to lower cost of goods sold and lower SG&A expenses.

Net earnings as a percentage of sales for the six month periods ended August 3, 2024 and July 29, 2023 were 10.0% and 8.7%, respectively. Net earnings as a percentage of sales for the six month period ended August 3, 2024 were higher primarily due to lower cost of goods sold, lower SG&A expenses, and higher interest income.

Earnings per share. Diluted earnings per share for the three month period ended August 3, 2024 was $1.59, compared to $1.32 for the three month period ended July 29, 2023. Diluted earnings per share for the six month period ended August 3, 2024 was $3.05, compared to $2.41 for the six month period ended July 29, 2023.

The $0.27 increase in the diluted earnings per share for the three month period ended August 3, 2024 was primarily attributable to an 18% increase in net earnings and a 2% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program. The $0.64 increase in the diluted earnings per share for the six month period ended August 3, 2024 was primarily attributable to a 24% increase in net earnings and a 3% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program.

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

	Six Months Ended
($000)	August 3, 2024	July 29, 2023
Cash provided by operating activities	$961,042	$1,116,281
Cash used in investing activities	(333,735)	(363,459)
Cash used in financing activities	(830,040)	(719,766)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(202,733)	$33,056

Operating Activities

Net cash provided by operating activities was $961.0 million for the six month period ended August 3, 2024. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by the payment of fiscal 2023 incentive bonuses. Net cash provided by operating activities was $1.1 billion for the six month period ended July 29, 2023. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation.

The decrease in cash flow provided by operating activities for the six month period ended August 3, 2024 compared to the same period in the prior fiscal year was primarily driven by higher incentive compensation payments and lower accounts payable leverage (defined as accounts payable divided by merchandise inventory), partially offset by higher net earnings.

Accounts payable leverage was 89% and 94% as of August 3, 2024 and July 29, 2023, respectively. The decrease in accounts payable leverage was primarily due to the timing of inventory receipts and related payments versus last year.

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

Changes in packaway inventory levels impact our operating cash flow. As of August 3, 2024, packaway inventory was 39% of total inventory, compared to 40% at the end of fiscal 2023.

Investing Activities

Net cash used in investing activities was $333.7 million and $363.5 million for the six month periods ended August 3, 2024 and July 29, 2023, respectively, and was related to our capital expenditures. Our capital expenditures include costs to build, expand, and improve distribution centers, to open new stores and improve existing stores, and for various other expenditures related to our information technology systems and buying and corporate offices.

The decrease in cash used in investing activities for the six month period ended August 3, 2024, compared to the same period in the prior fiscal year, was primarily due to lower capital expenditures in the current year related to our new Buckeye, Arizona distribution center, partially offset by the purchase of land for our next distribution center.

Capital expenditures for fiscal 2024 are currently projected to be approximately $780 million. Our planned capital expenditures for fiscal 2024 are for investments in our supply chain to support long-term growth, including construction of our next distribution centers, investments in our information technology systems, costs for fixtures and leasehold improvements to open new Ross and dd’s DISCOUNTS stores, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $830.0 million and $719.8 million for the six month periods ended August 3, 2024 and July 29, 2023, respectively, primarily resulting from stock repurchases under our stock repurchase program and from dividend payments.

Revolving credit facilities. We have a $1.3 billion senior unsecured revolving credit facility. As of August 3, 2024, we had no borrowings or standby letters of credit outstanding under the Credit Facility, our Credit Facility remained in place and available, and we were in compliance with its financial covenant. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Senior notes. As of August 3, 2024, we had approximately $2.5 billion of outstanding unsecured Senior Notes, of which $949 million is classified within Current Liabilities on our Condensed Consolidated Balance Sheet for the period ended August 3, 2024. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Other financing activities. In March 2024, our Board of Directors approved a new two-year program to repurchase up to $2.1 billion of our common stock through January 31, 2026. During the six month period ended August 3, 2024, we repurchased 3.7 million shares of common stock for $525.0 million (excluding excise tax) under this program. For the six month period ended July 29, 2023, we repurchased 4.3 million shares of common stock for $464.9 million (excluding excise tax) under our previous, publicly announced repurchase program. During the six month periods ended August 3, 2024 and July 29, 2023, we also acquired 0.5 million and 0.4 million shares of treasury stock, respectively, to cover employee tax withholding obligations under our employee equity compensation programs, for aggregate purchase prices of approximately $71.7 million and $38.4 million, respectively.

On August 21, 2024, our Board of Directors declared a quarterly cash dividend of $0.3675 per common share, payable on September 30, 2024. The Board of Directors declared a cash dividend of $0.3675 per common share in March and May 2024, and $0.3350 per common share in February, May, August, and November 2023.

For the six month periods ended August 3, 2024 and July 29, 2023, we paid cash dividends of $245.8 million and $228.8 million, respectively.

Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources, and expect to be able to maintain adequate trade credit, bank credit, and other credit sources to meet our capital and liquidity requirements.

We ended the second quarter of fiscal 2024 with $4.7 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, our bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, debt repayments, interest payments, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

As of August 3, 2024, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K as of February 3, 2024, other than those which occur in the ordinary course of business.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility and a funded trust to collateralize some of our insurance obligations. As of August 3, 2024, February 3, 2024, and July 29, 2023, we had $2.2 million, $2.2 million, and $2.6 million, respectively, in standby letters of credit outstanding. As of August 3, 2024, February 3, 2024, and July 29, 2023, we had $62.4 million, $60.8 million, and $59.1 million, respectively, held in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Critical Accounting Estimates

During the second quarter of fiscal 2024, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended February 3, 2024.

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

Future impact from inflation, interest rate changes, ongoing military conflicts and economic sanctions, climate change, pandemics, natural disasters, and other economic, regulatory, consumer spending, and industry trends that could potentially adversely affect our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks and uncertainties are not limited to but may include:

•Uncertainties arising from the macroeconomic environment, including inflation, high interest rates, housing costs, energy and fuel costs, financial and credit market conditions, recession concerns, geopolitical conditions, and public health and public safety issues that affect consumer confidence, and consumer disposable income, and shopping behavior, as well as our costs.
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
•Information or data security breaches, including cyber-attacks on our transaction processing and computer information systems, which could disrupt our operations, and result in theft or unauthorized disclosure of confidential and valuable business information, such as customer, credit card, employee, or other private and valuable information that we handle in the ordinary course of our business.
•Disruptions in our supply chain or in our information systems, including from ransomware or other cyber-attacks, that could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.
•Our need to obtain acceptable new store sites with favorable consumer demographics to achieve our planned store openings.
•Our need to expand in existing markets and enter new geographic markets in order to achieve planned growth and market penetration.
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
•A public health or public safety crisis, or a natural or man-made disaster in California or another region where we have a concentration of stores, offices, or a distribution center, that could harm our business.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of August 3, 2024.

Interest that is payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of August 3, 2024, we had no borrowings outstanding under the Credit Facility.

As of August 3, 2024, we had outstanding seven series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest payments on our cash and cash equivalents and restricted cash and cash equivalents. Changes in interest rates may impact the interest income we recognize in the future.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our financial position, results of operations, cash flows, or the fair values of our cash and cash equivalents and restricted cash and cash equivalents as of and for the three month or six month periods ended August 3, 2024. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the second fiscal quarter of 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2024 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
Period
May
(5/5/2024 - 6/1/2024)	481,660	$135.01	477,456	$1,773,050
June
(6/2/2024-7/6/2024)	732,033	$145.64	727,295	$1,667,130
July
(7/7/2024- 8/3/2024)	634,821	$145.09	634,821	$1,575,020
Total	1,848,514	$142.68	1,839,572	$1,575,020
1 We acquired 8,942 shares of treasury stock during the quarter ended August 3, 2024. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

In March 2024, our Board of Directors approved a new two-year program to repurchase up to $2.1 billion of our common stock through January 31, 2026.

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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2023), incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Ross Stores, Inc. on March 14, 2023.

10.1	Form of Notice of Grant of Restricted Stock Units and Form of Restricted Stock Units Agreement (For Non-employee Directors) pursuant to the Ross Stores, Inc. 2017 Equity Incentive Plan.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 10, 2024.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 10, 2024	By:	/s/Jeffrey P. Burrill
Jeffrey P. Burrill
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)