Form 10-Q
period 2024-11-02
ROSS STORES, INC.
filed 2024-12-11
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 02, 2024

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 15, 2024 was 329,929,197.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except stores and per share data, unaudited)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Sales	$5,071,354	$4,924,849	$15,216,940	$14,354,440

Costs and Expenses
Cost of goods sold	3,634,283	3,564,268	10,916,884	10,426,241
Selling, general and administrative	832,855	810,470	2,445,494	2,364,590
Interest income, net	(42,527)	(43,319)	(131,827)	(111,930)
Total costs and expenses	4,424,611	4,331,419	13,230,551	12,678,901

Earnings before taxes	646,743	593,430	1,986,389	1,675,539
Provision for taxes on earnings	157,935	146,103	482,443	410,702
Net earnings	$488,808	$447,327	$1,503,946	$1,264,837

Earnings per share
Basic	$1.49	$1.34	$4.56	$3.76
Diluted	$1.48	$1.33	$4.53	$3.74

Weighted-average shares outstanding (000)
Basic	327,710	334,282	329,453	336,187
Diluted	329,937	336,261	331,728	338,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net earnings	$488,808	$447,327	$1,503,946	$1,264,837

Other comprehensive income	—	—	—	—
Comprehensive income	$488,808	$447,327	$1,503,946	$1,264,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	November 2, 2024	February 3, 2024	October 28, 2023
Assets
Current Assets
Cash and cash equivalents	$4,349,262	$4,872,446	$4,499,497
Accounts receivable	176,218	130,766	171,915
Merchandise inventory	2,859,106	2,192,220	2,613,808
Prepaid expenses and other	241,703	202,706	206,725
Total current assets	7,626,289	7,398,138	7,491,945

Property and Equipment
Land and buildings	1,487,579	1,486,557	1,491,023
Fixtures and equipment	4,428,436	4,220,221	4,109,947
Leasehold improvements	1,637,771	1,577,102	1,503,769
Construction-in-progress	749,911	628,730	569,995
	8,303,697	7,912,610	7,674,734
Less accumulated depreciation and amortization	4,646,018	4,380,709	4,277,215
Property and equipment, net	3,657,679	3,531,901	3,397,519

Operating lease assets	3,349,427	3,126,841	3,160,017
Other long-term assets	271,791	243,229	221,139
Total assets	$14,905,186	$14,300,109	$14,270,620

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,346,479	$1,955,850	$2,280,278
Accrued expenses and other	637,332	671,867	665,279
Current operating lease liabilities	699,200	683,625	680,088
Accrued payroll and benefits	459,094	548,371	509,484
Income taxes payable	2,186	76,370	20,960
Current portion of long-term debt	699,407	249,713	249,598
Total current liabilities	4,843,698	4,185,796	4,405,687

Long-term debt	1,514,452	2,211,017	2,210,073
Non-current operating lease liabilities	2,821,417	2,603,349	2,640,068
Other long-term liabilities	265,673	232,383	218,970
Deferred income taxes	196,583	196,238	212,866

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 330,258,000, 335,172,000 and 336,952,000 shares, respectively	3,303	3,352	3,370
Additional paid-in capital	2,060,801	1,952,625	1,920,908
Treasury stock	(719,410)	(633,318)	(633,318)
Retained earnings	3,918,669	3,548,667	3,291,996
Total stockholders’ equity	5,263,363	4,871,326	4,582,956
Total liabilities and stockholders’ equity	$14,905,186	$14,300,109	$14,270,620
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended November 2, 2024

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at February 3, 2024	335,172	$3,352	$1,952,625	$(633,318)	$3,548,667	$4,871,326
Net earnings	—	—	—	—	487,990	487,990
Common stock issued under stock plans, net of shares used for tax withholding	642	6	6,218	(70,480)	—	(64,256)
Stock-based compensation	—	—	40,447	—	—	40,447
Common stock repurchased, inclusive of excise tax	(1,892)	(19)	(9,368)	—	(254,870)	(264,257)
Dividends declared ($0.3675 per share)	—	—	—	—	(123,298)	(123,298)
Balance at May 4, 2024	333,922	$3,339	$1,989,922	$(703,798)	$3,658,489	$4,947,952
Net earnings	—	—	—	—	527,148	527,148
Common stock issued under stock plans, net of shares used for tax withholding	(7)	—	6,194	(1,248)	—	4,946
Stock-based compensation	—	—	38,021	—	—	38,021
Common stock repurchased, inclusive of excise tax	(1,840)	(18)	(9,315)	—	(255,749)	(265,082)
Dividends declared ($0.3675 per share)	—	—	—	—	(122,453)	(122,453)
Balance at August 3, 2024	332,075	$3,321	$2,024,822	$(705,046)	$3,807,435	$5,130,532
Net earnings	—	—	—	—	488,808	488,808
Common stock issued under stock plans, net of shares used for tax withholding	(29)	—	6,351	(14,364)	—	(8,013)
Stock-based compensation	—	—	38,744	—	—	38,744
Common stock repurchased, inclusive of excise tax	(1,788)	(18)	(9,116)	—	(255,833)	(264,967)
Dividends declared ($0.3675 per share)	—	—	—	—	(121,741)	(121,741)
Balance at November 2, 2024	330,258	$3,303	$2,060,801	$(719,410)	$3,918,669	$5,263,363
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended October 28, 2023

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at January 28, 2023	342,753	$3,428	$1,820,249	$(584,750)	$3,049,656	$4,288,583
Net earnings	—	—	—	—	371,191	371,191
Common stock issued under stock plans, net of shares used for tax withholding	461	4	6,145	(37,522)	—	(31,373)
Stock-based compensation	—	—	33,063	—	—	33,063
Common stock repurchased, inclusive of excise tax	(2,169)	(22)	(9,729)	—	(226,523)	(236,274)
Dividends declared ($0.3350 per share)	—	—	—	—	(114,794)	(114,794)
Balance at April 29, 2023	341,045	$3,410	$1,849,728	$(622,272)	$3,079,530	$4,310,396
Net earnings	—	—	—	—	446,319	446,319
Common stock issued under stock plans, net of shares used for tax withholding	89	1	6,208	(913)	—	5,296
Stock-based compensation	—	—	39,429	—	—	39,429
Common stock repurchased, inclusive of excise tax	(2,152)	(21)	(9,959)	—	(222,713)	(232,693)
Dividends declared ($0.3350 per share)	—	—	—	—	(114,005)	(114,005)
Balance at July 29, 2023	338,982	$3,390	$1,885,406	$(623,185)	$3,189,131	$4,454,742
Net earnings	—	—	—	—	447,327	447,327
Common stock issued under stock plans, net of shares used for tax withholding	34	1	6,231	(10,133)	—	(3,901)
Stock-based compensation	—	—	38,877	—	—	38,877
Common stock repurchased, inclusive of excise tax	(2,064)	(21)	(9,606)	—	(231,129)	(240,756)
Dividends declared ($0.3350 per share)	—	—	—	—	(113,333)	(113,333)
Balance at October 28, 2023	336,952	$3,370	$1,920,908	$(633,318)	$3,291,996	$4,582,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	November 2, 2024	October 28, 2023
Cash Flows From Operating Activities
Net earnings	$1,503,946	$1,264,837
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	329,584	300,366
Stock-based compensation	117,212	111,369
Deferred income taxes	345	(4,193)
Change in assets and liabilities:
Merchandise inventory	(666,886)	(590,313)
Other current assets	(62,793)	(48,803)
Accounts payable	390,398	259,105
Other current liabilities	(83,300)	284,989
Income taxes	(64,016)	(25,524)
Operating lease assets and liabilities, net	11,057	8,336
Other long-term, net	(1,116)	5,566
Net cash provided by operating activities	1,474,431	1,565,735

Cash Flows From Investing Activities
Additions to property and equipment	(514,122)	(540,458)
Net cash used in investing activities	(514,122)	(540,458)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	18,769	18,590
Treasury stock purchased	(86,092)	(48,568)
Repurchase of common stock	(787,479)	(703,400)
Excise tax paid on repurchase of common stock	(8,798)	—
Dividends paid	(367,492)	(342,132)
Payment of long-term debt	(250,000)	—
Net cash used in financing activities	(1,481,092)	(1,075,510)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(520,783)	(50,233)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,935,441	4,612,241
End of period	$4,414,658	$4,562,008

Supplemental Cash Flow Disclosures
Interest paid	$80,316	$80,316
Income taxes paid, net	$546,113	$440,419
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 2, 2024 and October 28, 2023
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of November 2, 2024 and October 28, 2023, and the results of operations, comprehensive income, and stockholders’ equity for the three and nine month periods ended November 2, 2024 and October 28, 2023, and the cash flows for the nine month periods ended November 2, 2024 and October 28, 2023. The Condensed Consolidated Balance Sheet as of February 3, 2024, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income, and stockholders’ equity for the three and nine month periods ended November 2, 2024 and October 28, 2023, and the cash flows for the nine month periods ended November 2, 2024 and October 28, 2023 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. The fiscal year ending February 1, 2025 is referred to as fiscal 2024 and is a 52-week year. The fiscal year ended February 3, 2024 is referred to as fiscal 2023 and was a 53-week year.

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

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and nine month periods ended November 2, 2024 and October 28, 2023:

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Home Accents and Bed and Bath	25%	25%	25%	25%
Ladies	23%	23%	23%	24%
Men’s	16%	16%	16%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	14%	14%	14%
Shoes	13%	13%	13%	13%
Children’s	9%	9%	9%	9%
Total	100%	100%	100%	100%

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

Restricted cash and cash equivalents. The Company uses standby letters of credit in addition to a funded trust to collateralize certain insurance obligations. These restricted funds are invested in bank deposits, money market mutual funds, and U.S. Government and agency securities, and cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The standby letters of credit are collateralized by restricted cash. As of November 2, 2024, February 3, 2024, and October 28, 2023, the Company had $2.2 million, $2.2 million, and $2.6 million, respectively, in standby letters of credit outstanding. As of November 2, 2024, February 3, 2024, and October 28, 2023, the Company had $63.2 million, $60.8 million, and $59.9 million, respectively, in a collateral trust. The classification between current and long-term is based on the timing of expected payments of the obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets, that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	November 2, 2024	February 3, 2024	October 28, 2023
Cash and cash equivalents	$4,349,262	$4,872,446	$4,499,497
Restricted cash and cash equivalents included in:
Prepaid expenses and other	15,041	14,489	13,127
Other long-term assets	50,355	48,506	49,384
Total restricted cash and cash equivalents	65,396	62,995	62,511
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,414,658	$4,935,441	$4,562,008
Property and equipment. As of November 2, 2024 and October 28, 2023, the Company had $39.5 million and $47.0 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

As of November 2, 2024, the Company had $21.1 million in Prepaid expenses and other related to a building that was reclassified as held for sale.

Operating leases. Operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended		Nine Months Ended
($000)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating lease assets obtained in exchange for operating lease liabilities	$284,516	$159,616	$725,122	$550,467

Cash dividends. On November 20, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.3675 per common share, payable on December 31, 2024. The Company’s Board of Directors declared a cash dividend of $0.3675 per common share in March, May, and August 2024, and $0.3350 per common share in February, May, August, and November 2023.

Stock repurchase program. In March 2024, the Company’s Board of Directors approved a new two-year program to repurchase up to $2.1 billion of the Company’s common stock through January 31, 2026. During the nine month period ended November 2, 2024, the Company repurchased 5.5 million shares of common stock for $787.5 million (excluding excise tax) under this program. During the nine month period ended October 28, 2023, the Company repurchased 6.4 million shares of common stock for $703.4 million (excluding excise tax) under the previous, publicly announced stock repurchase program.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of November 2, 2024.

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

All outstanding payments owed under the program are recorded within Accounts payable in the Condensed Consolidated Balance Sheets. The Company accounts for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Condensed Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the program and included in Accounts payable were $148.8 million, $146.9 million, and $141.0 million at November 2, 2024, February 3, 2024, and October 28, 2023, respectively.

Recently adopted accounting standards. In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. The ASU requires enhanced and additional disclosures about the key terms of supplier finance programs, including a description of where in the financial statements any related amounts are presented. The Company adopted ASU 2022-04 in the first quarter of fiscal 2023 on a retrospective basis, excluding the annual rollforward requirement which will be adopted on a prospective basis in its fiscal 2024 Annual Report on Form 10-K. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine month periods ended November 2, 2024, and is not expected to have a material impact on the Company’s fiscal 2024 consolidated financial statements.

Recently issued accounting standards. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

The fair value of the Company’s financial instruments are as follows:

($000)	November 2, 2024	February 3, 2024	October 28, 2023
Cash and cash equivalents (Level 1)	$4,349,262	$4,872,446	$4,499,497
Restricted cash and cash equivalents (Level 1)	$65,396	$62,995	$62,511

The underlying assets in the Company’s nonqualified deferred compensation program as of November 2, 2024, February 3, 2024, and October 28, 2023 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	November 2, 2024	February 3, 2024	October 28, 2023
Nonqualified deferred compensation program (Level 1)	$189,522	$165,582	$145,003

Note C: Stock-Based Compensation

For the three and nine month periods ended November 2, 2024 and October 28, 2023, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Restricted stock	$22,781	$23,546	$67,691	$69,094
Performance awards	14,842	14,232	46,208	38,994
Employee stock purchase plan	1,121	1,099	3,313	3,281
Total	$38,744	$38,877	$117,212	$111,369

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and nine month periods ended November 2, 2024 and October 28, 2023 is as follows:

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification ($000)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Cost of goods sold	$19,125	$20,254	$55,816	$58,885
Selling, general and administrative	19,619	18,623	61,396	52,484
Total	$38,744	$38,877	$117,212	$111,369

The tax benefits related to stock-based compensation expense for the three and nine month periods ended November 2, 2024 were $7.2 million and $22.2 million, respectively. The tax benefits related to stock-based compensation expense for the three and nine month periods ended October 28, 2023 were $7.9 million and $23.2 million, respectively.

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

As of November 2, 2024, shares related to unvested restricted stock, restricted stock units, and performance share awards totaled 3.7 million shares. A summary of restricted stock, restricted stock units, and performance share award activity for the nine month period ended November 2, 2024, is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at February 3, 2024	4,395	$104.52
Awarded	769	146.57
Released	(1,307)	104.80
Forfeited	(139)	108.50
Unvested at November 2, 2024	3,718	$112.97

The unamortized compensation expense at November 2, 2024 was $200.7 million which is expected to be recognized over a weighted-average remaining period of 1.8 years. The unamortized compensation expense at October 28, 2023 was $199.0 million which was expected to be recognized over a weighted-average remaining period of 2.0 years.

Shares repurchased for tax withholding are considered treasury shares which are available for reissuance. During the three and nine month periods ended November 2, 2024, shares purchased by the Company for tax withholding totaled 92,847 and 586,644, respectively. During the three and nine month periods ended October 28, 2023, shares purchased by the Company for tax withholding totaled 85,761 and 461,889, respectively.

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

Shares are excluded from the calculation of diluted EPS if their effect would have been anti-dilutive to the calculation of diluted EPS. For the three and nine month periods ended November 2, 2024, approximately 5,000 and 4,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively. For the three and nine month periods ended October 28, 2023, approximately 14,000 and 17,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
November 2, 2024
Shares	327,710	2,227	329,937	329,453	2,275	331,728
Amount	$1.49	$(0.01)	$1.48	$4.56	$(0.03)	$4.53

October 28, 2023
Shares	334,282	1,979	336,261	336,187	1,920	338,107
Amount	$1.34	$(0.01)	$1.33	$3.76	$(0.02)	$3.74

Note E: Debt

Senior Notes. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	November 2, 2024	February 3, 2024	October 28, 2023
3.375% Senior Notes due 2024	$—	$249,713	$249,598
4.600% Senior Notes due 2025	699,407	698,441	698,120
0.875% Senior Notes due 2026	498,194	497,268	496,960
4.700% Senior Notes due 2027	240,666	240,335	240,225
4.800% Senior Notes due 2030	132,909	132,776	132,732
1.875% Senior Notes due 2031	496,247	495,820	495,678
5.450% Senior Notes due 2050	146,436	146,377	146,358
Total long-term debt[1]	$2,213,859	$2,460,730	$2,459,671

Less: current portion	$699,407	$249,713	$249,598
Total due beyond one year	$1,514,452	$2,211,017	$2,210,073
1 Net of unamortized discounts and debt issuance costs of $11.1 million, $14.3 million, and $15.3 million as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

In September 2024, the Company repaid at maturity the $250 million principal amount of the 3.375% Senior Notes.

The aggregate fair value of the remaining six outstanding series of Senior Notes was approximately $2.1 billion as of November 2, 2024. The aggregate fair value of the seven then outstanding series of Senior Notes was approximately $2.3 billion and $2.2 billion as of February 3, 2024 and October 28, 2023, respectively. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

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

The Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of November 2, 2024, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

The table below shows the components of interest income for the three and nine month periods ended November 2, 2024 and October 28, 2023:

	Three Months Ended		Nine Months Ended
($000)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Interest expense on long-term debt	$20,025	$21,159	$62,342	$63,458
Other interest expense	417	424	1,142	1,169
Capitalized interest	(5,047)	(3,342)	(13,889)	(8,268)
Interest income	(57,922)	(61,560)	(181,422)	(168,289)
Interest income, net	$(42,527)	$(43,319)	$(131,827)	$(111,930)

Note F: Taxes on Earnings

The Company’s effective tax rate for the three and nine month periods ended November 2, 2024 was approximately 24%, and was approximately 25% for the three and nine month periods ended October 28, 2023. The Company’s effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

As of November 2, 2024, February 3, 2024, and October 28, 2023, the reserves for unrecognized tax benefits were $67.1 million, $58.6 million, and $65.3 million, inclusive of $9.0 million, $6.2 million, and $8.4 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $53.1 million would impact the Company’s effective tax rate. It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $8.5 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2021 through 2023. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2019 through 2023. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the condensed consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of November 2, 2024 and October 28, 2023, the related condensed consolidated statements of earnings, comprehensive income, and stockholders’ equity, for the three and nine month periods ended November 2, 2024 and October 28, 2023, and cash flows for the nine month periods ended November 2, 2024 and October 28, 2023 and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
December 10, 2024

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,836 locations in 43 states, the District of Columbia, and Guam, as of November 2, 2024. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 356 dd’s DISCOUNTS stores in 22 states as of November 2, 2024 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our low-to-moderate income customers continue to face persistently high costs on necessities, pressuring their discretionary spending. However, we believe there are opportunities to grow our market share through the execution of our merchandising initiatives and remain confident that our ongoing focus and commitment to deliver the most compelling values possible will best position our Company for profitable growth.

On October 28, 2024, we announced the appointment of James G. Conroy as our next Chief Executive Officer (“CEO”). Following a two-month transition period, Mr. Conroy will assume the CEO role at the beginning of the next fiscal year on February 2, 2025, at which time our current CEO, Barbara Rentler, will transition into an advisory role through March 2027.

Results of Operations

The following table summarizes our financial results for the three and nine month periods ended November 2, 2024 and October 28, 2023:

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Sales
Sales (millions)	$5,071	$4,925	$15,217	$14,354
Sales growth	3.0%	7.9%	6.0%	6.5%
Comparable store sales growth[1]	1%	5%	3%	4%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.7%	72.4%	71.7%	72.6%
Selling, general and administrative	16.4%	16.5%	16.1%	16.5%
Interest income, net	(0.8%)	(0.9%)	(0.9%)	(0.8%)

Earnings before taxes (as a percent of sales)	12.7%	12.0%	13.1%	11.7%

Net earnings (as a percent of sales)	9.6%	9.1%	9.9%	8.8%
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

We opened 47 new stores in the third quarter of fiscal 2024. For the nine month period ended November 2, 2024, we opened 89 new locations.

The following table summarizes the stores opened and closed during the three and nine month periods ended November 2, 2024 and October 28, 2023:

	Three Months Ended		Nine Months Ended
Store Count	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Ross Dress for Less
Beginning of the period	1,795	1,722	1,764	1,693
Opened in the period	43	43	75	72	[1]
Closed in the period	(2)	—	(3)	—
Total Ross Dress for Less stores end of period	1,836	1,765	1,836	1,765
dd’s DISCOUNTS
Beginning of the period	353	339	345	322
Opened in the period	4	8	14	25
Closed in the period	(1)	—	(3)	—
Total dd’s DISCOUNTS stores end of period	356	347	356	347
Total stores end of period	2,192	2,112	2,192	2,112

[1] Includes the reopening of a store previously temporarily closed due to a weather event.

Sales. Sales for the three month period ended November 2, 2024 increased $146.5 million, or 3.0%, compared to the three month period ended October 28, 2023, primarily due to the opening of 80 net new stores between October 28, 2023 and November 2, 2024 and a 1% comparable store sales increase.

Sales for the nine month period ended November 2, 2024 increased $862.5 million, or 6.0%, compared to the nine month period ended October 28, 2023, primarily due to the opening of 80 net new stores between October 28, 2023 and November 2, 2024 and a 3% comparable store sales increase.

Our sales mix for the three and nine month periods ended November 2, 2024 and October 28, 2023 is shown below:

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Home Accents and Bed and Bath	25%	25%	25%	25%
Ladies	23%	23%	23%	24%
Men’s	16%	16%	16%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	14%	14%	14%
Shoes	13%	13%	13%	13%
Children’s	9%	9%	9%	9%
Total	100%	100%	100%	100%

Cost of goods sold. Cost of goods sold for the three and nine month periods ended November 2, 2024 increased $70.0 million and $490.6 million, respectively, compared to the three and nine month periods ended October 28, 2023, primarily due to higher sales from the opening of 80 net new stores between October 28, 2023 and November 2, 2024, and the respective 1% and 3% comparable store sales increases, partially offset by lower buying costs primarily due to lower incentive compensation expense, lower distribution costs, and lower domestic freight costs.

Cost of goods sold as a percentage of sales for the three month period ended November 2, 2024 decreased approximately 70 basis points compared to the three month period ended October 28, 2023, primarily due to a 65 basis point decrease in buying costs mainly due to lower incentive compensation expense, a 50 basis point decrease in distribution costs, and a 40 basis point decrease in domestic freight costs. Partially offsetting these items was a 60 basis point decrease in merchandise margin primarily due to our continued efforts to offer more sharply priced branded bargains and a 25 basis point increase in occupancy costs.

Cost of goods sold as a percentage of sales for the nine month period ended November 2, 2024 decreased approximately 90 basis points compared to the nine month period ended October 28, 2023, primarily due to a 65 basis point decrease in distribution costs, a 60 basis point decrease in buying costs mainly due to lower incentive compensation expense, and a 30 basis point decrease in domestic freight costs. Partially offsetting these items was a 55 basis point decrease in merchandise margin primarily due to our continued efforts to offer more sharply priced branded bargains and a 10 basis point increase in occupancy costs.

In fiscal 2024, we expect lower distribution costs, domestic freight costs, and incentive compensation expense as a percentage of sales, partially offset by lower merchandise margins as we continue to build on our efforts to offer more sharply priced branded bargains throughout our stores.

Selling, general and administrative expenses. For the three and nine month periods ended November 2, 2024, selling, general and administrative expenses (“SG&A”) increased $22.4 million and $80.9 million, respectively, compared to the three and nine month periods ended October 28, 2023, primarily due to the opening of 80 net new stores between October 28, 2023 and November 2, 2024, partially offset by lower incentive compensation expense.

SG&A as a percentage of sales for the three month period ended November 2, 2024 decreased 5 basis points compared to the three month period ended October 28, 2023, primarily due to lower incentive compensation expense.

SG&A as a percentage of sales for the nine month period ended November 2, 2024 decreased 40 basis points compared to the nine month period ended October 28, 2023, primarily due to higher sales and lower incentive compensation expense.

We expect lower incentive compensation expense as a percentage of sales to continue through fiscal 2024.

Interest income, net. For the three month period ended November 2, 2024, interest income, net decreased $0.8 million compared to the three month period ended October 28, 2023, primarily due to decreased interest income from lower interest rates and lower average cash balances largely due to the repayment of the $250 million principal amount of the 3.375% Senior Notes in September 2024.

For the nine month period ended November 2, 2024, interest income, net increased $19.9 million compared to the nine month period ended October 28, 2023, primarily due to increased interest income from higher interest rates and higher average cash balances.

The table below shows the components of interest income, net for the three and nine month periods ended November 2, 2024 and October 28, 2023:

	Three Months Ended		Nine Months Ended
($000)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Interest expense on long-term debt	$20,025	$21,159	$62,342	$63,458
Other interest expense	417	424	1,142	1,169
Capitalized interest	(5,047)	(3,342)	(13,889)	(8,268)
Interest income	(57,922)	(61,560)	(181,422)	(168,289)
Interest income, net	$(42,527)	$(43,319)	$(131,827)	$(111,930)

Taxes on earnings. Our effective tax rate for the three and nine month periods ended November 2, 2024 was approximately 24%, compared to approximately 25% for the three and nine month periods ended October 28, 2023. Our effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

Net earnings. Net earnings as a percentage of sales for the three month periods ended November 2, 2024 and October 28, 2023 were 9.6% and 9.1%, respectively. Net earnings as a percentage of sales for the three month period ended November 2, 2024 were higher primarily due to lower cost of goods sold and lower SG&A expenses, partially offset by lower interest income.

Net earnings as a percentage of sales for the nine month periods ended November 2, 2024 and October 28, 2023 were 9.9% and 8.8%, respectively. Net earnings as a percentage of sales for the nine month period ended November 2, 2024 were higher primarily due to lower cost of goods sold, lower SG&A expenses, and higher interest income.

Earnings per share. Diluted earnings per share for the three month period ended November 2, 2024 was $1.48, compared to $1.33 for the three month period ended October 28, 2023. Diluted earnings per share for the nine month period ended November 2, 2024 was $4.53, compared to $3.74 for the nine month period ended October 28, 2023.

The $0.15 increase in the diluted earnings per share for the three month period ended November 2, 2024 was primarily attributable to a 9% increase in net earnings and a 2% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program. The $0.79 increase in the diluted earnings per share for the nine month period ended November 2, 2024 was primarily attributable to a 19% increase in net earnings and a 2% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures related to new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under active stock repurchase programs, pay dividends, and repay debt as it becomes due. In September 2024, we repaid at maturity the $250 million principal amount of the 3.375% Senior Notes. As of November 2, 2024, we had $700 million principal amount of 4.600% Senior Notes that will reach maturity in 2025.

	Nine Months Ended
($000)	November 2, 2024	October 28, 2023
Cash provided by operating activities	$1,474,431	$1,565,735
Cash used in investing activities	(514,122)	(540,458)
Cash used in financing activities	(1,481,092)	(1,075,510)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(520,783)	$(50,233)

Operating Activities

Net cash provided by operating activities was $1.5 billion for the nine month period ended November 2, 2024. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by the payment of fiscal 2023 incentive bonuses. Net cash provided by operating activities was $1.6 billion for the nine month period ended October 28, 2023. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation.

The decrease in cash flow provided by operating activities for the nine month period ended November 2, 2024 compared to the same period in the prior fiscal year was primarily driven by higher incentive compensation payments and lower accounts payable leverage (defined as accounts payable divided by merchandise inventory), partially offset by higher net earnings.

Accounts payable leverage was 82% and 87% as of November 2, 2024 and October 28, 2023, respectively. The decrease in accounts payable leverage was primarily due to the timing of inventory receipts and related payments versus last year.

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

Changes in packaway inventory levels impact our operating cash flow. As of November 2, 2024, packaway inventory was 38% of total inventory, compared to 40% at the end of fiscal 2023.

Investing Activities

Net cash used in investing activities was $514.1 million and $540.5 million for the nine month periods ended November 2, 2024 and October 28, 2023, respectively, and was related to our capital expenditures. Our capital expenditures include costs to open new stores and improve existing stores, to build, expand, and improve distribution centers, and for various other expenditures related to our information technology systems and buying and corporate offices.

The decrease in cash used in investing activities for the nine month period ended November 2, 2024, compared to the same period in the prior fiscal year, was primarily due to lower capital expenditures in the current year related to our new Buckeye, Arizona distribution center, partially offset by the purchase of land for our next distribution center.

Capital expenditures for fiscal 2024 are currently projected to be approximately $760 million. Our planned capital expenditures for fiscal 2024 are for costs to open new stores and improve existing stores, investments in our supply chain to support long-term growth, including construction of our next distribution centers, investments in our information technology systems, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $1.5 billion and $1.1 billion for the nine month periods ended November 2, 2024 and October 28, 2023, respectively, primarily resulting from stock repurchases under our stock repurchase program, dividend payments, and the repayment of the $250 million principal amount of the 3.375% Senior Notes in September 2024.

Revolving credit facilities. We have a $1.3 billion senior unsecured revolving credit facility. As of November 2, 2024, we had no borrowings or standby letters of credit outstanding under the Credit Facility, our Credit Facility remained in place and available, and we were in compliance with its financial covenant. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Senior notes. As of November 2, 2024, we had approximately $2.2 billion of outstanding unsecured Senior Notes, of which $699.4 million was classified within Current Liabilities on our Condensed Consolidated Balance Sheet for the period ended November 2, 2024. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Other financing activities. In March 2024, our Board of Directors approved a new two-year program to repurchase up to $2.1 billion of our common stock through January 31, 2026. During the nine month period ended November 2, 2024, we repurchased 5.5 million shares of common stock for $787.5 million (excluding excise tax) under this program. For the nine month period ended October 28, 2023, we repurchased 6.4 million shares of common stock for $703.4 million (excluding excise tax) under our previous, publicly announced repurchase program. During the nine month periods ended November 2, 2024 and October 28, 2023, we also acquired 0.6 million and 0.5 million shares of treasury stock, respectively, to cover employee tax withholding obligations under our employee equity compensation programs, for aggregate purchase prices of approximately $86.1 million and $48.6 million, respectively.

On November 20, 2024, our Board of Directors declared a quarterly cash dividend of $0.3675 per common share, payable on December 31, 2024. The Board of Directors declared a cash dividend of $0.3675 per common share in March, May, and August 2024, and $0.3350 per common share in February, May, August, and November 2023.

For the nine month periods ended November 2, 2024 and October 28, 2023, we paid cash dividends of $367.5 million and $342.1 million, respectively.

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

We ended the third quarter of fiscal 2024 with $4.3 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, our bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, debt repayments, interest payments, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

As of November 2, 2024, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K as of February 3, 2024, other than those which occur in the ordinary course of business.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility and a funded trust to collateralize some of our insurance obligations. As of November 2, 2024, February 3, 2024, and October 28, 2023, we had $2.2 million, $2.2 million, and $2.6 million, respectively, in standby letters of credit outstanding. As of November 2, 2024, February 3, 2024, and October 28, 2023, we had $63.2 million, $60.8 million, and $59.9 million, respectively, held in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Critical Accounting Estimates

During the third quarter of fiscal 2024, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended February 3, 2024.

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

Future impact from inflation, interest rate changes, ongoing military conflicts and economic sanctions, tariffs, climate change, extreme weather, pandemics, natural disasters, and other economic, regulatory, consumer spending, and industry trends that could potentially adversely affect our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks and uncertainties are not limited to but may include:

•Uncertainties arising from the macroeconomic environment, including inflation and the price of necessities, high interest rates, housing costs, energy and fuel costs, financial and credit market conditions, recession concerns, geopolitical conditions, and public health and public safety issues that affect consumer confidence, consumer disposable income, and shopping behavior, as well as our costs.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of November 2, 2024.

Interest that is payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of November 2, 2024, we had no borrowings outstanding under the Credit Facility.

As of November 2, 2024, we had outstanding six series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest payments on our cash and cash equivalents and restricted cash and cash equivalents. Changes in interest rates may impact the interest income we recognize in the future.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our financial position, results of operations, cash flows, or the fair values of our cash and cash equivalents and restricted cash and cash equivalents as of and for the three month or nine month periods ended November 2, 2024. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the third fiscal quarter of 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2024 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
Period
August
(8/4/2024 - 8/31/2024)	462,230	$144.38	462,230	$1,508,280
September
(9/1/2024-10/5/2024)	799,393	$151.55	706,546	$1,401,500
October
(10/6/2024- 11/2/2024)	619,346	$143.67	619,346	$1,312,520
Total	1,880,969	$147.19	1,788,122	$1,312,520
1 We acquired 92,847 shares of treasury stock during the quarter ended November 2, 2024. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

In March 2024, our Board of Directors approved a new two-year program to repurchase up to $2.1 billion of our common stock through January 31, 2026.

ITEM 5. OTHER INFORMATION

Insider Adoption of Trading Arrangements:

During the three months ended November 2, 2024, none of our directors or executive officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” except as follows:

On September 30, 2024, Michael J. Hartshorn, Group President and Chief Operating Officer, and a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 40,000 shares of common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on September 30, 2025, or when all shares under the plan are sold.

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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2023), incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Ross Stores, Inc. on March 14, 2023.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 10, 2024.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	December 10, 2024	By:	/s/Jeffrey P. Burrill
Jeffrey P. Burrill
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)