Form 10-K
period 2025-02-01
ROSS STORES, INC.
filed 2025-04-01
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 01, 2025
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 3, 2024 was $45,630,083,382, based on the closing price on that date as reported by the Nasdaq Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $.01 par value, outstanding on March 10, 2025 was 328,821,469.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders, which will be filed on or before June 2, 2025, are incorporated herein by reference into Part III.

Ross Stores, Inc.
Form 10-K

PART I

ITEM 1. BUSINESS

Ross Stores, Inc. and its subsidiaries (“we”, “our”, or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.

Ross is the largest off-price apparel and home fashion chain in the United States, with 1,831 locations in 43 states, the District of Columbia, and Guam, as of February 1, 2025. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross’ target customers are primarily from middle income households.

We also operate 355 dd’s DISCOUNTS stores in 22 states as of February 1, 2025. dd’s DISCOUNTS features more moderately-priced first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood, and its target customers typically come from households with lower to more moderate incomes.

Both our Ross and dd’s DISCOUNTS brands target value-driven customers. The decisions we make, from merchandising, purchasing, and pricing, to the locations of our stores, are based on these customer profiles. We believe that both brands derive a competitive advantage by offering a wide assortment of product within each of our merchandise categories, in organized and easy-to-shop in-store environments.

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

Our fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 are referred to as fiscal 2024, fiscal 2023, and fiscal 2022, respectively. Fiscal 2023 was a 53-week year. Fiscal 2024 and 2022 were each 52-week years.

Merchandising, Purchasing, and Pricing

We seek to provide our customers with a wide assortment of first-quality, in-season, brand name and designer apparel, accessories, footwear, and home merchandise for the entire family at savings of 20% to 60% below department and specialty store regular prices every day at Ross, and 20% to 70% below moderate department and discount store regular prices at dd’s DISCOUNTS. We aim to sell recognizable brand name merchandise that is on trend and fashionable in each category. New merchandise typically is received from three to six times per week at both Ross and dd’s DISCOUNTS stores. Our buyers review their merchandise assortments on a weekly basis, enabling them to respond to selling trends and buying opportunities in the market. Our merchandising strategy is reflected in our marketing, which emphasizes a strong value message. Our stores offer a “treasure-hunt” shopping experience where customers can find great savings every day on a broad assortment of brand name bargains for the family and the home.

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

We establish merchandise assortments that we believe are attractive to our target customers. We generally offer a large selection within each classification of our merchandise, with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. Our merchandise offerings include apparel, footwear, home accents and furniture, bed and bath, beauty, accessories, toys, gourmet food, luggage, electronics, pet accessories, jewelry and watches, and cookware.

Purchasing. We have a large network of merchandise vendors and manufacturers for both Ross and dd’s DISCOUNTS, and believe we have adequate sources of first-quality merchandise to meet our requirements. We purchase the majority of our merchandise directly from manufacturers.

We believe our ability to effectively execute certain off-price buying strategies is a key factor in our success. Our buyers use a number of methods that enable us to offer our customers brand name and designer merchandise at strong discounts every day relative to department and specialty stores for Ross, and to moderate department and discount stores for dd’s DISCOUNTS. By purchasing later in the merchandise buying cycle than department, specialty, and discount stores, we are able to take advantage of imbalances between retailers’ demand for products and manufacturers’ supply of those products.

We typically do not require that vendors or manufacturers provide promotional allowances, co-op advertising allowances, return privileges, drop shipments to stores, or delayed deliveries of merchandise. For most orders, delivery is made to one of our distribution centers. These flexible requirements further enable our buyers to obtain significant discounts on purchases.

The merchandise that we offer in all of our stores is acquired through opportunistic purchases created by manufacturer and brand overruns and canceled orders, both during and at the end of a season (“close-out” purchases), and production direct from brands and factories (“upfront” purchases). We also source merchandise under in-house brands or vendor brands. Upon receipt, merchandise can be shipped to stores in-season or can be stored in our warehouses as “packaway” merchandise.

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

In fiscal 2024, we continued our emphasis on this important sourcing strategy in response to compelling opportunities available in the marketplace. As of February 1, 2025 and February 3, 2024, packaway accounted for approximately 41% and 40% of total inventories, respectively.

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

At the end of fiscal 2024, we had over 800 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate and distinct, with each organization led by its own chief merchandising officer with a team of merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average over seven years of experience, including merchandising positions with other retailers. We expect to make continued investments in our merchant organization to further develop our relationships with our manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

The off-price buying strategies utilized by our experienced team of merchants enable us to purchase Ross merchandise at net prices that are lower than prices paid by department and specialty stores, and to purchase dd’s DISCOUNTS merchandise at net prices that are lower than prices paid by moderate department and discount stores.

Pricing. We sell brand name merchandise at Ross that is priced 20% to 60% below most department and specialty store regular prices. At dd’s DISCOUNTS, we sell more moderate brand name merchandise that is priced 20% to 70% below most moderate department and discount store regular prices. Our pricing is reflected on most of our price tags, which display our selling price as well as the comparable value for that item in department and specialty stores for Ross merchandise, or in more moderate department and discount stores for dd’s DISCOUNTS merchandise.

Our pricing strategy at Ross differs from that of a department or specialty store. We purchase our merchandise at lower prices and mark it up less than a department or specialty store. This strategy enables us to offer customers consistently low prices and compelling value. Our buyers review their departments in our stores for possible markdowns based on the rate of sale on a weekly basis, as well as at the end of fashion seasons, to promote faster turnover of merchandise inventory and to accelerate the flow of fresh product to our stores. A similar pricing strategy is in place at dd’s DISCOUNTS where prices are compared to those in moderate department and discount stores.

Stores

As of February 1, 2025, we operated a total of 2,186 stores, comprised of 1,831 Ross stores and 355 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, our real estate strategy is to cluster Ross stores with the objective to increase our market penetration and to benefit from economies of scale in advertising, distribution, field management, and other costs. When evaluating a new store location, we consider factors such as the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions. Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time and at reasonable costs in a given market. We do the same for dd’s DISCOUNTS stores.

We believe a key element of our success at both Ross and dd’s DISCOUNTS is our organized and easy-to-shop in-store environment, which allows customers to shop at their own pace. While our stores promote a self-service, treasure-hunt shopping experience, the layouts are designed to enhance customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. Our store’s sales area is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and styles through prominent category and sizing markers. Our stores have shopping carts and/or baskets available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing.

We accept a variety of payment methods. We provide refunds or store credit on all merchandise (not used, worn, or altered) returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or refunded with store credit.

Operating Costs

Consistent with the other aspects of our business strategy, we strive to keep operating costs as low as possible. Among the factors which have enabled us to do this are: labor costs that are generally lower than full-price department and specialty stores, due to a store design that creates a self-service retail format and due to the utilization of labor saving technologies; economies of scale with respect to general and administrative costs resulting from centralized merchandising, marketing, and purchasing decisions; and flexible store layout criteria which facilitate conversion of existing buildings to our formats.

Information Systems

We continue to invest in new information systems and technology to provide a platform for growth over the next several years. Current initiatives include continued enhancements to our stores, supply chain, merchandising, and cybersecurity systems. These initiatives are intended to support future growth, the execution and achievement of our plans, efficiency improvement, ongoing stability, and compliance.

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

Marketing and Advertising

We use a variety of marketing and advertising media to communicate our value proposition to customers—savings off the same brands carried at department or specialty stores every day. This includes a mix of traditional and streaming television, digital channels, and new store grand openings. We continue to shift our marketing and advertising towards digital channels, including social media, digital video, and digital audio, to reflect changes in media consumption. Our social media strategy includes influencer marketing and user generated content. We believe that a mix of channels and marketing strategies is important to effectively reach our customers.

Trademarks

Our principal trademarks are ROSS®, Ross Dress For Less®, and dd’s DISCOUNTS®, which are registered in the United States and in certain other countries. We expect our rights in these trademarks to endure in locations where we use them for as long as our use continues.

Human Capital

As of February 1, 2025, we had approximately 107,000 total associates, which includes both full- and part-time associates in our stores, distribution centers, and buying and corporate offices. Over 85% of these associates worked in our retail stores. Additionally, we hire temporary associates, especially during peak seasons. We have no associates who are covered by a collective bargaining agreement. Management considers the relationship between the Company and our associates to be strong.

Our associates play essential roles not only in delivering great values to our customers but also in evolving and strengthening the culture at Ross. We strive to have a workforce that reflects our values, supports our business growth, and strengthens our communities. Throughout our organization, we recognize and appreciate the importance of attracting, retaining, and developing our associates, and we have a number of key programs to do so.

Our culture. Values start with our people. At Ross, we value integrity, accountability, respect, learning, and humility. We strive to do what is right for our associates, customers, and the communities we serve. We are also committed to promoting an inclusive culture and work environment in which our associates are treated with dignity and respect.

Talent development. The professional growth and retention of our associates is important to our success as a business. We identify and enumerate key competencies we believe are critical to our ability to execute our business model and deliver the values our customers expect. We utilize these competencies in the hiring, development, evaluation, and future planning of our teams. We provide training opportunities to help associates grow and build their careers. Our associates, managers, and executives may participate in technical and leadership development activities. We support associates interested in leadership roles by offering opportunities to gain experience and build the skills necessary to advance within the Company.

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

Nevertheless, the retail apparel and home fashion markets are highly fragmented and competitive. We face a challenging and rapidly changing macroeconomic and retail environment that creates intense competition for our business from online retailers, department stores, specialty stores, discount stores, warehouse stores, other off-price retailers, and manufacturer-owned outlet stores, many of which are units of large national or regional chains that have substantial resources. The retail apparel and home-related businesses may become even more competitive in the future.

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

Name	Age	Position
Michael Balmuth	74	Executive Chairman
James G. Conroy	55	Chief Executive Officer
Michael J. Hartshorn	57	Group President, Chief Operating Officer
Michael Kobayashi	60	President, Chief Capability Officer
Karen Fleming	58	President, Chief Merchandising Officer – Ross Dress for Less
Karen Sykes	64	President, Chief Merchandising Officer – dd’s DISCOUNTS
Stephen Brinkley	52	President, Operations
Adam Orvos	60	Executive Vice President, Chief Financial Officer

Mr. Balmuth has served as Executive Chairman since September 2023 and also rejoined our Board of Directors at that time. Prior to rejoining the Board in 2023, Mr. Balmuth had served on the Board from 1996 to 2021. Previously, he served as Strategic Advisor of the Company from 2021 to 2023, Chairman of the Board and Senior Advisor from 2019 to 2021, and Executive Chairman from 2014 to 2019. He was also Vice Chairman of the Board of Directors and Chief Executive Officer for 18 years from 1996 to 2014, during which time he also served as President from 2005 to 2009. Prior to this, Mr. Balmuth was Executive Vice President, Merchandising from 1993 to 1996 and Senior Vice President and General Merchandise Manager from 1989 to 1993. Before joining Ross, he was Senior Vice President and General Merchandising Manager at Bon Marché in Seattle from 1988 to 1989 and Executive Vice President and General Merchandising Manager for Karen Austin Petites from 1986 to 1988.

Mr. Conroy joined the Company in December 2024 as Chief Executive Officer – Elect and has served as Chief Executive Officer since February 2025. Previously, he served as President and Chief Executive Officer of Boot Barn Holdings, Inc. from 2012 to November 2024. Prior to this, Mr. Conroy was with Claire’s Stores, Inc. from 2007 to 2012, where he served as Chief Operating Officer and Interim Co-Chief Executive Officer in 2012, President from 2009 to 2012, and Executive Vice President from 2007 to 2009. From 2001 to 2007, Mr. Conroy served in various consulting roles, including with Kurt Salmon Associates and Deloitte Consulting. Previously, Mr. Conroy held several roles with consumer, entertainment, and consulting companies.

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

Mr. Kobayashi has served as President and Chief Capability Officer since 2022. He will leave his officer position on March 31, 2025, at which time he will transition to an advisor role. Prior to his current role, he served as President, Operations and Technology from 2019 to 2022; Group Executive Vice President, Supply Chain, Merchant Operations, and Technology from 2014 to 2019; and Executive Vice President, Supply Chain, Allocation, and Chief Information Officer from 2010 to 2014. Previously, he was Group Senior Vice President, Supply Chain and Chief Information Officer from 2008 to 2010, and Senior Vice President and Chief Information Officer from 2004 to 2008. Prior to joining Ross, Mr. Kobayashi was a Partner with Accenture, providing consulting services to clients in Accenture’s Retail & Consumer Goods practice.

Ms. Fleming has served as President and Chief Merchandising Officer – Ross Dress for Less since December 2024. She held the corresponding role at dd’s DISCOUNTS earlier in that year. Previously, she served as Group Executive Vice President, Merchandising at dd’s DISCOUNTS since 2023 and Executive Vice President, Merchandising at dd’s DISCOUNTS since 2022. Prior to this, Ms. Fleming served as Group Senior Vice President of Merchandising from 2018 to 2022 and Senior Vice President of Merchandising from 2015 to 2018. Prior to that, she held various merchandising positions since joining the Company in 1999.

Ms. Sykes has served as President and Chief Merchandising Officer – dd’s DISCOUNTS since December 2024. Previously, she served as Executive Vice President of Merchandising at Ross Dress for Less since 2022. From 2018 to 2022, Ms. Sykes served as Group Senior Vice President of Merchandising. She served as Senior Vice President of Merchandising from 2010 to 2018. Before this, she held various merchandising positions since joining the Company in 1992.

Mr. Brinkley has served as President, Operations since 2023. Prior to joining Ross, he served as President of SportChek, a subsidiary of Canadian Tire Corporation, since 2020 and as Senior Vice President, Stores from 2019 to 2020. Previously, he held roles at Save A Lot Food Stores Ltd. as Executive Vice President and Chief Operating Officer from 2017 to 2019 and before that as Senior Vice President, Corporate Store Operations since 2017. He also held several store and field management positions during his 14-year tenure at Target Corporation.

Mr. Orvos has served as Executive Vice President and Chief Financial Officer since 2021. He will leave his officer position at the end of September 2025 when he retires from the Company. Mr. Orvos joined Ross in 2021 as Group Senior Vice President, Supply Chain Administration. Prior to joining Ross, Mr. Orvos served as Senior Vice President, Retail Finance and Global Financial Planning and Analysis at Lowe’s from 2019 to 2020; Chief Financial Officer and Chief Operating Officer at Neiman Marcus from 2018 to 2019; and Executive Vice President, Retail and then Chief Executive Officer at Total Wine & More from 2016 to 2017. Mr. Orvos held several senior management positions at Belk Department Stores from 2006 to 2016, where he eventually became its Chief Financial Officer. For almost 20 years prior to this, Mr. Orvos held various financial roles at The May Department Stores Company, including Chief Financial Officer of their Foley’s division.

ITEM 1A. RISK FACTORS

Our fiscal 2024 Annual Report on Form 10-K and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events, our projected future financial performance, operations, competitive position, and our planned growth, that are all subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and from our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

MACROECONOMIC AND RETAIL INDUSTRY BUSINESS RISKS

We are subject to impacts from changes in the macroeconomic environment, financial and credit markets, geopolitical conditions, and government regulation or policy. Continuing inflation, tariff increases (or threats of increases), potential supply chain disruptions, and other external events may have significant negative effects on our costs, and also on consumer confidence, shopping behavior, and spending, which may adversely affect our sales and profitability.
Elevated inflation, government policy and regulatory changes (including trade and tariff changes and threats of changes), geopolitical conflicts, bank failures, public health crises, and other potential, adverse developments and related uncertainties, could reduce demand for our merchandise, disrupt our buying patterns, increase our cost of goods, freight, and payroll, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States and its territories, so we are especially susceptible to changes in the U.S. economy and trade policy.

Consumer spending levels and shopping behaviors for the merchandise we sell are affected by many external macroeconomic factors. Elevated inflation, including increased fuel and energy costs, food prices, interest rates, and housing costs, wage rates, unemployment levels, availability of consumer credit, consumer debt levels, income tax rates and the timing of tax refunds, and various government policies and practices (including immigration), and the resulting effects on consumers’ disposable income and consumer confidence in future economic conditions all have an impact on consumer spending habits for our merchandise.

Changes and uncertainty in U.S. trade or tax policy regarding apparel and home-related merchandise produced in other countries could adversely affect our business.
A predominant portion of the apparel and other goods we sell is originally manufactured in other countries. The U.S. government has indicated a willingness to significantly change existing trade policies. This exposes us to risks of disruption and cost increases in our established patterns for sourcing our merchandise and creates increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes in tariffs, quotas, trade relationships, or tax provisions that reduce the supply or increase the relative cost of goods produced in other countries could increase our cost of goods and/or increase our effective tax rate. Although such changes would have implications across the entire industry, we may fail to effectively adapt and manage the adjustments in strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in laws and policies, as we make business decisions in the face of uncertainty as to potential changes, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues and expenses, increase our effective tax rates, and reduce our profitability and market share.

Competitive pressures in the apparel and home-related merchandise retailing industry are high.
The retail industry is highly competitive and the marketplace is fragmented, as many different retailers compete for market share by utilizing a variety of store and online formats and merchandising strategies. We expect competition to increase in the future. There are limited economic barriers for others to enter the off-price retail sector. We compete for customers, associates, store locations, and merchandise with other off-price retailers, traditional department stores, mass merchandisers, specialty stores, online and catalog businesses, and other local, regional, and national retailers. Our retail competitors constantly adjust their pricing, business strategies, and promotional activity (particularly during holiday periods) in response to changing market conditions or their own financial condition. The substantial sales growth in e-commerce has also encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create successful online shopping alternatives. Intense pressures from our competitors, our inability to adapt effectively and quickly to a changing competitive landscape, or a failure to effectively execute our off-price model, could reduce demand for our merchandise, decrease our inventory turnover, cause us to take greater markdowns, and negatively affect our sales and margins.

Unexpected changes in the level of consumer spending on or preferences for apparel and home-related merchandise could adversely affect us.
Our success depends on our ability to effectively buy and sell merchandise that meets customer demand. We continually work to identify customer trends and preferences, and to obtain merchandise inventory to meet anticipated customer needs. It is very challenging to successfully do this well and consistently across our diverse merchandise categories and in the multiple markets in which we operate throughout the United States and its territories. Although our off-price business model provides us certain advantages and may allow us greater flexibility than traditional retailers have in adjusting our merchandise mix to ever-changing consumer tastes, our merchandising decisions may still fail to correctly anticipate and match consumer trends and preferences, particularly in our newer geographic markets. Failure to correctly anticipate and match the trends, preferences, and demands of our customers could adversely affect our business, financial condition, and operating results.

Adverse or unseasonable weather may affect shopping patterns and consumer demand for seasonal apparel and other merchandise, and may result in temporary store closures and disruptions in deliveries of merchandise to our stores.
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
Our business has slower and busier periods based on holiday and back-to-school seasons, weather, and other factors. We may experience unexpected decreases in sales from time to time, which could result in increased markdowns and reduced margins. If sales in a certain period are lower than our plans, we may not be able to adjust operating expenses concurrently, which could adversely affect our operating results.

STRATEGIC RISKS

We depend on the market availability, quantity, and quality of attractive brand name merchandise at desirable discounts, and on the ability of our buyers to source and purchase merchandise to enable us to offer customers a wide assortment of merchandise at competitive prices.
Opportunistic buying, lean inventory levels, and frequent inventory turns are critical elements of our off-price business strategy. Maintaining an overall pricing differential to our competitors is also key to our ability to attract customers and sustain our sales and gross margins. Our opportunistic buying places considerable discretion with our merchants, who are in the marketplace continually and who are generally purchasing merchandise for the current or upcoming season. Our ability to meet or exceed our operating performance targets depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers and that will represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced. To the extent that certain of our vendors decide not to sell to us or go out of business, the amount of high quality merchandise available to us could also be materially reduced. Because a significant portion of the apparel and other goods we sell is originally manufactured in other countries, constraints on the availability of shipping capacity, changes in transportation or tariff costs, trade relationships or tax policies, geopolitical conflicts, natural disasters, or public health issues, that reduce the supply or increase the relative cost of imported goods, could also result in disruptions to our supply relationships. Cost increases, shortages, delays, or disruptions in the availability to us of high quality, value-priced merchandise could have a material adverse effect on our sales and margins.

Our inability to continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies, as well as labor shortages, increased turnover, or increased labor costs could adversely affect our operating results.
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

Because of the distinctive nature of our off-price model, we must also attract, train, and retain our key associates across the Company, especially within our buying organization. The loss of one or more of our key personnel or the inability to effectively identify and successfully transition suitable successors for key roles could have a material adverse effect on our business. There is no assurance that we will be able to attract or retain highly qualified associates in the future and any failure to do so could have a material adverse effect on our growth, operations, or financial position.

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
Our growth strategy is based on successfully expanding our off-price model in current markets and in new geographic regions. There are significant risks associated with our ability to continue to expand our current business and to enter new markets. Stores we open in new markets may take longer to reach expected sales and profit levels on a consistent basis, and may have higher construction, occupancy, advertising, or operating costs than stores we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes, and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. Our limited operating experience and limited brand recognition in new markets may require us to build brand awareness in that market through greater investments in marketing, advertising, and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate, and retain qualified associates.

We are subject to risks associated with importing and selling merchandise produced in other countries.
Risks in importing and selling such merchandise include tariffs and quotas, economic and supply chain uncertainties and adverse economic conditions (including shipping capacity limitations, cost increases, inflation, recession, and exchange rate fluctuations), foreign government regulations, employment and labor matters, concerns relating to human rights, working conditions, and other issues in factories or countries where merchandise is produced, transparency of sourcing and supply chains, exposure on product warranty and intellectual property issues, consumer perceptions of the safety of imported merchandise, geopolitical conflict (including wars and fears of war), political unrest, natural disasters, regulations to address climate change, and trade restrictions.

A predominant portion of the apparel and other goods we sell (even when we purchase it domestically, often as excess inventory sold to us by a domestic vendor) is originally manufactured in other countries. In addition, we directly source a portion of the products sold in our stores from foreign vendors, predominantly in Asia (including China). We also buy products that originate from foreign sources indirectly through domestic vendors and manufacturers’ representatives. Although our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, tariffs or other import duties, or decreases in the value of the U.S. dollar relative to foreign currencies could increase the cost of products we purchase from overseas vendors. When we are the importer of record, we may be subject to regulatory or other requirements similar to those applicable to a manufacturer.

To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption, delay, or increase in the cost of imports, including imposition of import or other restrictions such as product detention, war, acts of terrorism, natural disasters, or public health issues could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by global shipping capacity limitations, labor stoppages, or by financial or political instability in any of the countries in which the goods we purchase are manufactured. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. We cannot predict whether any of the countries from which our products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type, or effect of any such restrictions.

Our ability to effectively advertise and market our business could impact customer traffic and demand for our merchandise.
Customer traffic and demand for our merchandise is influenced by our advertising and marketing activities, the name recognition and reputation of our brands, and the location of our stores. Although we use a variety of marketing and advertising mediums to attract customers to our stores, particularly through a mix of traditional and streaming television, digital channels (including social media), and new store grand openings, our competitors may spend more or use different approaches, which could provide them with a competitive advantage. Our advertising and other promotional programs may not be effective or may be perceived negatively, or could require increased expenditures, any of which could adversely affect sales or increase costs.

OPERATIONAL RISKS

In order to achieve our planned gross margins, we must effectively manage our inventories, markdowns, and inventory shortage.
We purchase the majority of our inventory based on our sales plans. If our actual demand is lower than our sales plans at our intended price points, we may experience excess inventory levels and need to take markdowns on excess or slow-moving inventory, resulting in decreased profit margins. We also may have insufficient inventory to meet customer demand, leading to lost sales opportunities.

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

Despite security measures we have in place, and our efforts to prevent, monitor, and mitigate attacks and errors, our facilities and systems (or those of third-party service providers we utilize or connect to) may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, phishing, ransomware attacks, and similar fraudulent attacks, or other similar events. It is also possible that an associate within our Company, or at a third party we do business with, may purposefully or inadvertently cause a security breach involving such information. The increasing sophistication of cybercriminals, the increased potential for cyberattacks, the advances in computer capabilities and artificial intelligence (“AI”), and remote access increases these risks. A breach of our information or data security, a system shut down or other response we may take, or our failure or delay in detecting and mitigating a system breach and a loss of personal or business information, could result in damage to our reputation, loss of customer confidence, violation (or alleged violation) of applicable laws (including laws relating to consumer data protection and privacy, and required notifications of data security breaches), and expose us to civil claims, litigation, and regulatory action, and to unanticipated costs and disruption of our operations.

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
Our reputation is partially based on perceptions of various subjective qualities and overall integrity. Any incident that erodes the trust or confidence of our customers or the general public could adversely affect our reputation and business, particularly if the incident results in significant adverse publicity or governmental inquiry. Such an incident could also include alleged acts or omissions by, or situations involving, our vendors (or their contractors or subcontractors), the landlords for our stores, or our associates outside of work, and may pertain to social or political issues or protests largely unrelated to our business. Similarly, our responses to events or crises and our position (or perceived lack of position) on environmental, social, and governance (“ESG”) matters, such as sustainability, corporate social responsibility, diversity, equality, and inclusion (“DE&I”), responsible sourcing, and any perceived lack of transparency about those matters could harm our reputation, receive negative feedback from stakeholders, including our customers and investors, and could adversely affect our sales.

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

To support our continuing operations, our new store and distribution center growth plans and other capital investment plans, our stock repurchase program, our debt repayments, and our quarterly dividends, we must maintain sufficient liquidity.
We depend upon our operations to generate strong cash flows to support our general operating activities, and to finance our operations, make capital expenditures and acquisitions, manage our debt levels, and return value to our stockholders through stock repurchases and dividends. Disruptions to our operations may occur, nationally, regionally, or in specific locations. If we are unable to generate sufficient cash flows from operations to support our activities, our growth plans and our financial performance would be adversely affected.

If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. In addition, if we do not properly allocate our capital resources to maximize returns, our operations, cash flows, and returns to stockholders could be adversely affected.

A natural or man-made disaster in a region where we have a concentration of stores, offices, or a distribution center could harm our business.
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

Significant judgment is required in evaluating and estimating our tax provisions and reserves for legal claims. Actual results may differ, and our costs may exceed the reserves we establish in estimating the probable outcomes. In addition, applicable accounting principles and interpretations may change from time to time, and those changes could have material effects on our reported operating results and financial condition.

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

As of the date of this filing, to our knowledge, our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats or previously identified cybersecurity incidents, but there is no assurance that we will not be materially affected in the future by such risks or future incidents. For more information on our cybersecurity related risks, see ITEM 1A. RISK FACTORS.

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

The Audit Committee receives quarterly cybersecurity reports and engages directly with our management team, including our Chief Information Officer (CIO) and Chief Information Security Officer (CISO), on cybersecurity risk management and related risk topics, including incident response and recovery protocols, associate trainings and awareness, recent Company and industry developments, and our related compliance programs and practices. Our cybersecurity program and practices are also evaluated through various internal and third-party audits and assessments, with the results reported to the Audit Committee.

Our CIO and CISO are principally responsible for assessing and managing our material risks from cybersecurity threats. They lead efforts to prevent, identify, detect, mitigate, and remediate material cybersecurity risks and incidents through various means, including by receiving alerts and reports produced by security tools deployed in our IT systems. Together, our CIO and CISO have decades of experience in cybersecurity and in retail, including leadership experience in cybersecurity risk management, incident response and recovery, compliance, governance, IT systems and technology, and overall cyber defense methodologies.

ITEM 2. PROPERTIES

At February 1, 2025, we operated a total of 2,186 stores, of which 1,831 were Ross stores in 43 states, the District of Columbia, and Guam, and 355 were dd’s DISCOUNTS stores in 22 states. See additional discussion under “Stores” in ITEM 1. BUSINESS.

The following table summarizes the locations of our stores by state/territory as of February 1, 2025 and February 3, 2024.

State/Territory	February 1, 2025	February 3, 2024
Alabama	30	27
Arizona	91	89
Arkansas	11	10
California	476	463
Colorado	43	42
Delaware	4	4
District of Columbia	2	2
Florida	248	244
Georgia	70	70
Guam	3	3
Hawaii	19	21
Idaho	12	12
Illinois	104	102
Indiana	36	33
Iowa	9	9
Kansas	15	15
Kentucky	19	17
Louisiana	24	24
Maryland	35	32
Michigan	16	8
Minnesota	4	1
Mississippi	12	12
Missouri	32	31
Montana	6	6
Nebraska	10	8
Nevada	43	43
New Jersey	22	21
New Mexico	23	22
New York	7	4
North Carolina	56	53
North Dakota	4	3
Ohio	27	25
Oklahoma	31	30
Oregon	31	32
Pennsylvania	64	56
South Carolina	32	31
South Dakota	2	2
Tennessee	45	45
Texas	312	304
Utah	27	27
Virginia	44	43
Washington	48	48
West Virginia	4	4
Wisconsin	29	28
Wyoming	4	3
Total	2,186	2,109

Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time and at reasonable costs in a given market. Nearly all of our stores are leased. The majority of our new stores have unexpired original lease terms ranging from three years to ten years, with three to four renewal options of five years each.

The following table summarizes the location and approximate sizes of our distribution/warehouse facilities and office locations as of February 1, 2025. Square footage information for the distribution and warehouse facilities represents total ground floor area of the facility.

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

See additional discussion under “Distribution” in ITEM 1. BUSINESS.

ITEM 3. LEGAL PROCEEDINGS

We have been named in class/representative action lawsuits, primarily in California, alleging violations by us of wage and hour laws. Class/representative action litigation remains pending as of February 1, 2025.

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

Like many retailers and other businesses, we have filed a lawsuit as plaintiff against various insurance companies with respect to our claims for insurance coverage for business interruption and for other losses that we have experienced as a result of the COVID-19 pandemic. Our suit was filed in Alameda County, California in December 2020. The proceedings are ongoing and remain subject to significant uncertainties.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

General information. Our stock is traded on The Nasdaq Global Select Market® under the symbol ROST. There were 1,146 stockholders of record as of March 10, 2025, and the closing stock price on that date was $132.12 per share.

Cash dividends. On March 4, 2025, our Board of Directors declared a quarterly cash dividend of $0.4050 per common share, payable on March 31, 2025. Our Board of Directors declared a cash dividend of $0.3675 per common share in March, May, August, and November 2024. Our Board of Directors declared a cash dividend of $0.3350 per common share in February, May, August, and November 2023.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2024 is as follows:

Period	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(11/03/2024 - 11/30/2024)	452,426	$145.05	452,426	$1,246,900
December
(12/01/2024 - 01/04/2025)	704,593	$153.01	704,593	$1,139,090
January
(01/05/2025 - 02/01/2025)	592,070	$150.43	592,070	$1,050,020
Total	1,749,089	$150.08	1,749,089	$1,050,020

1 We did not acquire shares of treasury stock during the quarter ended February 1, 2025. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

In March 2024, our Board of Directors approved a two-year program to repurchase up to $2.1 billion of the Company’s common stock through January 31, 2026. This program followed the previous two-year $1.9 billion stock repurchase program, effective at the end of fiscal 2023.

Refer to Note C: Stock-Based Compensation in the Notes to Consolidated Financial Statements for equity compensation plan information. The information under Item 12 of this Annual Report on Form 10-K under the caption “Equity compensation plan information” is incorporated herein by reference.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and Dow Jones Apparel Retailers

$225
$200
$175
$150
$125
$100
$75
$50
Index Value
1/20
1/21
1/22
1/23
1/24
1/25
Period Ending
Ross Stores, Inc.
S&P 500 Index
Dow Jones Apparel Retailers

		Indexed Returns for Fiscal Years Ended
	Base Period
Company/Index	2019	2020	2021	2022	2023	2024
Ross Stores, Inc.	100	100	87	109	133	141
S&P 500 Index	100	117	145	133	160	203
Dow Jones Apparel Retailers	100	109	120	131	155	187

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,831 locations in 43 states, the District of Columbia, and Guam, as of February 1, 2025. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 355 dd’s DISCOUNTS stores in 22 states as of February 1, 2025 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Our primary objective is to pursue and refine our existing off-price strategies to maintain and improve both profitability and financial returns over the long term. Macroeconomic pressures and uncertainties continue to impact both consumer confidence and discretionary spending. We are closely monitoring these external factors, along with market share trends for the off-price industry. We believe that our flexible business model better positions us to navigate through uncertainty, and we plan to continue to focus on strong execution of our key initiatives. We believe that our market share gains can continue to grow through our continued focus on bringing value and convenience to our customers.

Our merchandising strategies emphasize consistently offering a wide assortment of quality branded bargains for our customers. We believe that our merchandising and operational strategies enable us to deliver the most competitive bargains available to meet our customers’ ongoing demand for quality branded goods for the family and home at compelling discounts every day. Additionally, we anticipate the current retail environment will result in more opportunities for us to obtain close-out merchandise and to deliver even greater values on branded goods. We believe that staying diligently focused on executing our merchandising strategies is an important driver of our ability to gain market share in fiscal 2025 and the long term.

The fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 are referred to as fiscal 2024, fiscal 2023, and fiscal 2022, respectively. Fiscal 2023 was a 53-week year. Fiscal 2024 and 2022 were each 52-week years.

The discussion that follows relates to fiscal 2024 and fiscal 2023. Discussion of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2023.

Results of Operations

The following table summarizes our financial results for fiscal 2024, 2023, and 2022:

	2024	2023	2022
Sales
Sales (millions)	$21,129	$20,377	$18,696
Sales growth (decline)	3.7%	9.0%	(1.2)%
Comparable store sales growth (decline)[1]	3%	5%	(4)%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.2%	72.7%	74.6%
Selling, general and administrative	15.5%	16.0%	14.8%

Operating income (as a percent of sales)	12.2%	11.3%	10.7%

Interest (income) expense, net	(0.8)%	(0.8)%	0.0%

Net earnings (as a percent of sales)	9.9%	9.2%	8.1%

[1] Comparable stores are stores open for more than 14 complete months.

Stores. Total stores open at the end of fiscal 2024, 2023, and 2022 were 2,186, 2,109, and 2,015, respectively. The number of stores at the end of fiscal 2024, 2023, and 2022 increased by 4%, 5%, and 5% from the respective prior years. In fiscal 2024, we opened 89 new stores. Looking forward to 2025, we expect to open approximately 90 new stores. Our long-term strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria. We continue to believe that consumers’ focus on value and convenience provide opportunities for us to gain market share.

The following table summarizes the stores opened and closed during fiscal 2024, 2023, and 2022:

Store Count	2024	2023		2022
Ross Dress for Less
Beginning of the period	1,764	1,693		1,628
Opened in the period	75	72	[1]	71
Closed in the period	(8)	(1)		(6)	[2]
Total Ross Dress for Less stores end of period	1,831	1,764		1,693
dd’s DISCOUNTS
Beginning of the period	345	322		295
Opened in the period	14	25		28
Closed in the period	(4)	(2)		(1)
Total dd’s DISCOUNTS stores end of period	355	345		322
Total stores end of period	2,186	2,109		2,015

[1] Includes the reopening of a store previously temporarily closed due to a weather event.
[2] Includes the temporary closure of a store impacted by a weather event.

The total selling square footage as of February 1, 2025, February 3, 2024, and January 28, 2023 was 43.9 million, 42.8 million, and 41.4 million, respectively.

Sales. Sales for fiscal 2024 increased $752.3 million, or 3.7%, compared to the prior year. This was primarily due to the 3% increase in comparable store sales and the opening of 77 net new stores during fiscal 2024. Sales for fiscal 2023 included approximately $308 million from the additional week of sales due to the 53rd week.

Our sales mix is shown below for fiscal 2024, 2023, and 2022:

	2024	[1]	2023	2022
Home Accents and Bed and Bath	26%		26%	26%
Ladies	22%		23%	24%
Men’s	16%		15%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%		15%	14%
Shoes	12%		13%	12%
Children’s	9%		8%	9%
Total	100%		100%	100%

Cost of goods sold. Cost of goods sold in fiscal 2024 increased $458.9 million compared to the prior year primarily due to the 3% comparable store sales increase and higher sales from the opening of 77 net new stores during fiscal 2024.

Cost of goods sold as a percentage of sales for fiscal 2024 decreased approximately 40 basis points from fiscal 2023 primarily due to a 45 basis point decrease in buying costs mainly due to lower incentive compensation expense, a 45 basis point decrease in distribution costs, and a 30 basis point decrease in domestic freight costs. Partially offsetting these items was a 60 basis point decrease in merchandise margin primarily due to our continued efforts to offer more sharply priced branded bargains and a 20 basis point increase in occupancy costs.

Selling, general and administrative expenses. For fiscal 2024, selling, general and administrative expenses (“SG&A”) increased $15.5 million compared to the prior year. In December 2024, we completed the sale of a packaway warehouse facility and recognized a pre-tax gain on sale of $61.6 million. This sale, along with lower incentive compensation expense, partially offset the increase in SG&A which was primarily driven by the opening of 77 net new stores during fiscal 2024.

SG&A as a percentage of sales for fiscal 2024 decreased 50 basis points compared to fiscal 2023, primarily due to the gain recognized from the previously mentioned packaway facility sale and lower incentive compensation expense.

Operating income. Operating income as a percentage of sales for fiscal 2024 increased 90 basis points compared to fiscal 2023, primarily due to lower cost of goods sold and lower SG&A expenses.

In fiscal 2025, we expect operating income as a percentage of sales to be impacted by sales deleverage, higher distribution costs, and lower incentive compensation expense.

Interest (income) expense, net. In fiscal 2024, interest (income) expense, net improved by $7.5 million compared to fiscal 2023. Interest (income), expense, net as a percentage of sales, was flat compared to the prior year.

The table below shows the components of interest (income) expense, net for fiscal 2024, 2023, and 2022:

($000)	2024	2023	2022
Interest income	$(234,955)	$(238,207)	$(77,706)
Capitalized interest expense	(19,447)	(12,106)	(5,678)
Other interest expense	1,571	1,599	1,668
Interest expense on long-term debt	81,263	84,596	84,558
Interest (income) expense, net	$(171,568)	$(164,118)	$2,842

Taxes on earnings. Our effective tax rate for fiscal 2024, 2023, and 2022 was approximately 24%. Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

Earnings per share. Diluted earnings per share in fiscal 2024 was $6.32 compared to $5.56 in the prior year. Fiscal 2024 earnings include a per share benefit of approximately $0.14 from the sale of the packaway warehouse facility. Fiscal 2023 earnings include a per share benefit of approximately $0.20 from the 53rd week. The $0.76 increase in diluted earnings per share in fiscal 2024 was primarily attributable to a 12% increase in net earnings and a 2% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures related to our new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under our stock repurchase programs, pay dividends, and repay debt as it becomes due. In September 2024, we repaid at maturity the $250 million principal amount of the 3.375% Senior Notes. As of February 1, 2025, we had $700 million principal amount of 4.600% Senior Notes that will reach maturity in 2025.

($ millions)	2024	2023	2022
Cash provided by operating activities	$2,357	$2,514	$1,689
Cash used in investing activities	(637)	(763)	(654)
Cash used in financing activities	(1,859)	(1,428)	(1,405)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(139)	$323	$(370)

Operating Activities

Net cash provided by operating activities was $2.4 billion in fiscal 2024. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, stock-based compensation, and the gain on sale of property (i.e., packaway warehouse facility), partially offset by the payment of fiscal 2023 incentive bonuses in fiscal 2024. Net cash provided by operating activities was $2.5 billion in fiscal 2023. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation. Net cash provided by operating activities was $1.7 billion in fiscal 2022. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, and an increase in deferred income taxes, partially offset by merchandise inventory payments and payment of fiscal 2021 incentive bonuses.

The decrease in cash provided by operating activities in fiscal 2024 compared to fiscal 2023 was primarily driven by higher incentive compensation payments, partially offset by higher net earnings.

Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 87% and 89% as of February 1, 2025 and February 3, 2024, respectively. The decrease in accounts payable leverage in fiscal 2024 compared to fiscal 2023 was primarily due to the timing of inventory receipts and related payments versus last year.

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

Changes in packaway inventory levels affect our operating cash flow. Packaway inventory was 41% of total inventory at the end of fiscal 2024, compared to 40% at the end of fiscal 2023.

Investing Activities

Net cash used in investing activities was $637 million, $763 million, and $654 million in fiscal 2024, 2023, and 2022, respectively, and was primarily related to our capital expenditures. In fiscal 2024, capital expenditures were partially offset by cash proceeds from the sale of the packaway warehouse facility. Our capital expenditures include costs to build, expand, and improve distribution centers, open new stores and improve existing stores, and for various other expenditures related to our information technology systems and buying and corporate offices.

The decrease in cash used in investing activities in fiscal 2024 compared to fiscal 2023 was primarily due to lower capital expenditures in fiscal 2024 related to our new Buckeye, Arizona distribution center and cash proceeds from the sale of the packaway facility, partially offset by the purchase of land and the start of construction for our next distribution center.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2024	2023	2022
Distribution and transportation	$260	$306	$270
New stores	193	209	171
Existing stores	171	168	148
Information systems, corporate, and other	96	80	65
Total capital expenditures	$720	$763	$654

Capital expenditures for fiscal 2025 are projected to be approximately $855 million. Our planned capital expenditures for fiscal 2025 are for costs to open new stores and improve existing stores, investments in our supply chain to support long-term growth, including construction of our next distribution centers, investments in our information technology systems, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash. The increase in our planned capital expenditures for fiscal 2025 compared to fiscal 2024 is primarily driven by investments in our next distribution centers, new and existing store improvements, and various investments in our information technology systems.

Financing Activities

Net cash used in financing activities was $1.9 billion, $1.4 billion, and $1.4 billion in fiscal 2024, 2023, and 2022, respectively, primarily resulting from stock repurchases under our stock repurchase program and dividend payments. In fiscal 2024, we repaid the $250 million principal amount of the 3.375% Senior Notes in September 2024.

Revolving credit facilities. We have a $1.3 billion senior unsecured revolving credit facility (“Credit Facility”). As of February 1, 2025, we had no borrowings or standby letters of credit outstanding under the Credit Facility, the $1.3 billion Credit Facility remained in place and available, and we were in compliance with the financial covenant. Refer to Note D: Debt in the Notes to Consolidated Financial Statements for additional information.

Senior notes. As of February 1, 2025, we had approximately $2.2 billion of outstanding unsecured Senior Notes, of which $699.7 million was classified within Current Liabilities on our Consolidated Balance Sheet. Refer to Note D: Debt in the Notes to Consolidated Financial Statements for additional information.

Other financing activities. In March 2024, our Board of Directors approved a two-year program to repurchase up to $2.1 billion of the Company’s common stock through January 31, 2026. This program followed the previous two-year $1.9 billion stock repurchase program, effective at the end of fiscal 2023.

The following table summarizes our stock repurchase activity in fiscal 2024, 2023, and 2022:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Amount repurchased (in millions)
2024	7.3	$144.46	$1,050	[1]
2023	8.2	$115.24	$950	[1]
2022	10.3	$92.15	$950

[1] Amount excludes excise tax due under the Inflation Reduction Act of 2022.

During fiscal 2024, 2023, and 2022, we also acquired 0.6 million, 0.5 million, and 0.5 million shares of treasury stock, respectively, from our employee equity incentive plans for aggregate purchase prices of approximately $86.1 million, $48.6 million, and $48.9 million, respectively.

On March 4, 2025, our Board of Directors declared a quarterly cash dividend of $0.4050 per common share, payable on March 31, 2025.

Our Board of Directors declared a cash dividend of $0.3675 per common share in March, May, August, and November 2024. Our Board of Directors declared a cash dividend of $0.3350 per common share in February, May, August, and November 2023, and a cash dividend of $0.3100 per common share in March, May, August, and November 2022.

During fiscal 2024, 2023, and 2022, we paid dividends of $488.7 million, $454.8 million, and $431.3 million, respectively.

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

During fiscal 2024, fiscal 2023, and fiscal 2022, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We ended fiscal 2024 with $4.7 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, our bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our planned capital investments, debt repayments, interest payments, common stock repurchases, and quarterly dividend payments for at least the next 12 months.

Contractual Obligations

The table below presents our significant contractual obligations as of February 1, 2025:

	Less than 1 year	Greater than 1 year	Total¹
($000)
Recorded contractual obligations:
Senior notes	$700,000	$1,524,991	$2,224,991
Operating leases	758,519	2,869,467	3,627,986
New York buying office ground lease[2]	7,552	1,092,953	1,100,505
Unrecorded contractual obligations:
Real estate obligations[3]	9,026	178,204	187,230
Interest payment obligations	55,778	299,040	354,818
Purchase obligations[4]	4,183,454	104,916	4,288,370
Total contractual obligations	$5,714,329	$6,069,571	$11,783,900

1 We have a $61.3 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for operating leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders, commitments related to construction projects, transportation, information technology services, store fixtures and supplies, and maintenance contracts.

Supply chain finance program. We facilitate a voluntary supply chain finance program (the “program”) to provide certain suppliers with the opportunity to sell their receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third-party financial institution administers the program. Our responsibility is limited to making payments on the terms originally negotiated with each supplier, regardless of whether a supplier sells its receivable to a financial institution. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the program, and we do not receive financial incentives from the suppliers or the financial institutions. We do not provide guarantees under the program, and our rights and obligations to our suppliers are not affected by the program. The range of payment terms negotiated with suppliers is consistent, irrespective of whether a supplier participates in the program.

All outstanding payments owed under the program are recorded within Accounts payable in the Consolidated Balance Sheets. We account for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the program and included in Accounts payable were $159.2 million and $146.9 million at February 1, 2025 and February 3, 2024, respectively.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility and a funded trust to collateralize some of our insurance obligations. As of February 1, 2025 and February 3, 2024, we had $1.8 million and $2.2 million, respectively, in standby letters of credit outstanding. As of February 1, 2025 and February 3, 2024, we had $63.9 million and $60.8 million, respectively, held in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Other than the unrecorded contractual obligations noted above, we did not have any material off-balance sheet arrangements as of February 1, 2025.

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

Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted-average basis) or net realizable value. Inventory we purchase can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. Merchandise inventory includes acquisition, transportation, processing, and storage costs. Included in the carrying value of our merchandise inventory is a provision for shortage. The shortage reserve is based on historical shortage rates as determined through our annual physical inventory counts and cycle counts. Historically, our actual physical inventory count results have shown our provision for shortage to be reliable. A five percent change in shortage rates as of February 1, 2025 would not have materially impacted our cost of goods sold in fiscal 2024.

Insurance obligations. We use a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. Our self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported. Should a greater amount of claims occur compared to what is estimated or the costs of medical care increase beyond what was anticipated, our recorded reserves may not be sufficient and additional charges could be required. A five percent increase or decrease in our insurance reserves would not have materially impacted our net earnings in fiscal 2024.

Recent Accounting Pronouncements

Refer to Note A: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact to our Consolidated Financial Statements.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2024, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications including those on our corporate website, may contain a number of forward-looking statements regarding, without limitation, projected sales, costs, earnings, planned new store growth, capital expenditures, sustainability and carbon reduction targets, and other matters. These forward-looking statements reflect our then-current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “outlook,” “looking ahead,” and similar expressions identify forward-looking statements.

Future impact from inflation, high interest rates and interest rate changes, tariffs, ongoing military conflicts and economic sanctions, extreme weather, public health events, natural disasters, climate change, and other economic, regulatory, consumer spending, and industry trends that could potentially adversely affect our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Refer to ITEM 1A. RISK FACTORS in this Annual Report on Form 10-K for a more complete discussion of risk factors for Ross and dd’s DISCOUNTS. The factors underlying our forecasts and plans are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given, and do not necessarily reflect our outlook at any other point in time. We disclaim any obligation to update or revise these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

We occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of February 1, 2025.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of February 1, 2025, we had no borrowings outstanding under our revolving credit facility.

As of February 1, 2025, we had outstanding six series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material negative impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended February 1, 2025. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Fiscal Year Ended
($000, except per share data)	February 1, 2025	February 3, 2024	January 28, 2023
Sales	$21,129,219	$20,376,941	$18,695,829

Costs and Expenses
Cost of goods sold	15,260,506	14,801,601	13,946,230
Selling, general and administrative	3,283,127	3,267,677	2,759,268

Operating income	2,585,586	2,307,663	1,990,331
Interest (income) expense, net	(171,568)	(164,118)	2,842
Earnings before taxes	2,757,154	2,471,781	1,987,489
Provision for taxes on earnings	666,424	597,261	475,448
Net earnings	$2,090,730	$1,874,520	$1,512,041

Earnings per share
Basic	$6.36	$5.59	$4.40
Diluted	$6.32	$5.56	$4.38

Weighted-average shares outstanding (000)
Basic	328,593	335,187	343,452
Diluted	330,984	337,433	345,222

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
($000)	February 1, 2025	February 3, 2024	January 28, 2023
Net earnings	$2,090,730	$1,874,520	$1,512,041

Other comprehensive income	—	—	—
Comprehensive income	$2,090,730	$1,874,520	$1,512,041
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	February 1, 2025	February 3, 2024
Assets
Current Assets
Cash and cash equivalents	$4,730,744	$4,872,446
Accounts receivable	144,482	130,766
Merchandise inventory	2,444,513	2,192,220
Prepaid expenses and other	218,957	202,706
Total current assets	7,538,696	7,398,138

Property and Equipment
Land and buildings	1,493,496	1,486,557
Fixtures and equipment	4,521,044	4,220,221
Leasehold improvements	1,701,340	1,577,102
Construction-in-progress	807,256	628,730
	8,523,136	7,912,610
Less accumulated depreciation and amortization	4,730,733	4,380,709
Property and equipment, net	3,792,403	3,531,901

Operating lease assets	3,294,858	3,126,841
Other long-term assets	279,375	243,229
Total assets	$14,905,332	$14,300,109

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,126,317	$1,955,850
Accrued expenses and other	626,490	671,867
Current operating lease liabilities	703,337	683,625
Accrued payroll and benefits	462,284	548,371
Income taxes payable	43,666	76,370
Current portion of long-term debt	699,731	249,713
Total current liabilities	4,661,825	4,185,796

Long-term debt	1,515,080	2,211,017
Non-current operating lease liabilities	2,764,281	2,603,349
Other long-term liabilities	267,911	232,383
Deferred income taxes	187,040	196,238

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.01 per share Authorized 1,000,000,000 shares Issued and outstanding 328,813,000 and 335,172,000 shares, respectively	3,288	3,352
Additional paid-in capital	2,097,110	1,952,625
Treasury stock	(719,410)	(633,318)
Retained earnings	4,128,207	3,548,667
Total stockholders’ equity	5,509,195	4,871,326
Total liabilities and stockholders’ equity	$14,905,332	$14,300,109
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 29, 2022	351,720	$3,517	$1,717,530	$(535,895)	$2,874,898	$4,060,050
Net earnings	—	—	—	—	1,512,041	1,512,041
Common stock issued under stock plans, net of shares used for tax withholding	1,343	14	24,688	(48,855)	—	(24,153)
Stock-based compensation	—	—	121,936	—	—	121,936
Common stock repurchased	(10,310)	(103)	(43,905)	—	(905,988)	(949,996)
Dividends declared ($1.240 per share)	—	—	—	—	(431,295)	(431,295)
Balance at January 28, 2023	342,753	$3,428	$1,820,249	$(584,750)	$3,049,656	$4,288,583
Net earnings	—	—	—	—	1,874,520	1,874,520
Common stock issued under stock plans, net of shares used for tax withholding	662	7	24,893	(48,568)	—	(23,668)
Stock-based compensation	—	—	145,490	—	—	145,490
Common stock repurchased, inclusive of excise tax	(8,243)	(83)	(38,007)	—	(920,695)	(958,785)
Dividends declared ($1.340 per share)	—	—	—	—	(454,814)	(454,814)
Balance at February 3, 2024	335,172	$3,352	$1,952,625	$(633,318)	$3,548,667	$4,871,326
Net earnings	—	—	—	—	2,090,730	2,090,730
Common stock issued under stock plans, net of shares used for tax withholding	910	9	25,076	(86,092)	—	(61,007)
Stock-based compensation	—	—	156,298	—	—	156,298
Common stock repurchased, inclusive of excise tax	(7,269)	(73)	(36,889)	—	(1,022,469)	(1,059,431)
Dividends declared ($1.470 per share)	—	—	—	—	(488,721)	(488,721)
Balance at February 1, 2025	328,813	$3,288	$2,097,110	$(719,410)	$4,128,207	$5,509,195
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
($000)	February 1, 2025	February 3, 2024	January 28, 2023
Cash Flows From Operating Activities
Net earnings	$2,090,730	$1,874,520	$1,512,041
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	446,788	419,432	394,655
Stock-based compensation	156,298	145,490	121,936
Gain on sale of property	(61,575)	—	—
Deferred income taxes	(9,198)	(20,821)	79,417
Change in assets and liabilities:
Merchandise inventory	(252,293)	(168,725)	238,778
Other current assets	(27,319)	(2,261)	(39,487)
Accounts payable	154,664	(65,327)	(365,262)
Other current liabilities	(123,556)	296,980	(304,454)
Income taxes	(27,457)	22,931	33,876
Operating lease assets and liabilities, net	12,627	8,330	9,261
Other long-term, net	(2,721)	3,941	8,612
Net cash provided by operating activities	2,356,988	2,514,490	1,689,373

Cash Flows From Investing Activities
Additions to property and equipment	(720,104)	(762,812)	(654,070)
Proceeds from sale of property	82,642	—	—
Net cash used in investing activities	(637,462)	(762,812)	(654,070)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	25,085	24,900	24,702
Treasury stock purchased	(86,092)	(48,568)	(48,855)
Repurchase of common stock	(1,049,979)	(949,996)	(949,996)
Excise tax paid on repurchase of common stock	(8,798)	—	—
Dividends paid	(488,721)	(454,814)	(431,295)
Payment of long-term debt	(250,000)	—	—
Net cash used in financing activities	(1,858,505)	(1,428,478)	(1,405,444)

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(138,979)	323,200	(370,141)

Cash and cash equivalents, and restricted cash and cash equivalents:
Beginning of year	4,935,441	4,612,241	4,982,382
End of year	$4,796,462	$4,935,441	$4,612,241

Supplemental Cash Flow Disclosures
Interest paid	$80,316	$80,316	$80,316
Income taxes paid, net	$703,079	$595,152	$362,156
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2024, the Company operated 1,831 Ross Dress for Less® (“Ross”) locations in 43 states, the District of Columbia, and Guam, and 355 dd’s DISCOUNTS® stores in 22 states. The Ross and dd’s DISCOUNTS stores are supported by the Company’s headquarters, buying offices, and its network of distribution centers and warehouses.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 are referred to as fiscal 2024, fiscal 2023, and fiscal 2022, respectively. Fiscal 2023 was a 53-week year. Fiscal 2024 and 2022 were each 52-week years.

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

Segment reporting. The Company has one reportable segment. Refer to Note I: Segment Reporting for additional information.

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

The Company uses standby letters of credit in addition to a funded trust to collateralize certain insurance obligations. The standby letters of credit are collateralized by restricted cash. As of February 1, 2025, February 3, 2024, and January 28, 2023, the Company had $1.8 million, $2.2 million, and $2.6 million, respectively, in standby letters of credit outstanding. As of February 1, 2025, February 3, 2024, and January 28, 2023, the Company had $63.9 million, $60.8 million, and $57.8 million, respectively, in a collateral trust.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Consolidated Balance Sheets, that reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

($000)	2024	2023	2022
Cash and cash equivalents	$4,730,744	$4,872,446	$4,551,876
Restricted cash and cash equivalents included in:
Prepaid expenses and other	17,087	14,489	12,677
Other long-term assets	48,631	48,506	47,688
Total restricted cash and cash equivalents	65,718	62,995	60,365
Total cash and cash equivalents, and restricted cash and cash equivalents	$4,796,462	$4,935,441	$4,612,241

Estimated fair value of financial instruments. The carrying value of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, other long-term assets, accounts payable, and other long-term liabilities approximates their estimated fair value. Refer to Note B: Fair Value Measurements and Note D: Debt for additional information.

Cash and cash equivalents were $4.7 billion and $4.9 billion at February 1, 2025 and February 3, 2024, respectively, and include bank deposits, money market funds, and U.S. Government and agency securities for which the fair value was determined using quoted prices for identical assets in active markets, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Merchandise inventory. Merchandise inventory is stated at the lower of cost (determined using a weighted-average basis) or net realizable value. Inventory purchased by the Company can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. Merchandise inventory includes acquisition, transportation, processing, and storage costs. The timing of the release of packaway inventory to the stores is principally driven by the product mix, seasonality of the merchandise, and its relation to the Company’s store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months. Included in the carrying value of the Company’s merchandise inventory is a provision for shortage. The shortage reserve is based on historical shortage rates as determined through our annual physical merchandise inventory counts and cycle counts.

Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three years to 12 years for equipment, 20 years to 40 years for land improvements and buildings, and three years to seven years for computer software costs incurred in developing or obtaining software for internal use. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Depreciation and amortization expense on property and equipment was $446.8 million, $419.4 million, and $394.7 million for fiscal 2024, 2023, and 2022, respectively. The Company capitalizes interest during the construction period of facilities and during the development and implementation phase of software projects. Interest capitalized was $19.4 million, $12.1 million, and $5.7 million in fiscal 2024, 2023, and 2022, respectively.

As of February 1, 2025, February 3, 2024, and January 28, 2023, the Company had $85.4 million, $78.2 million, and $71.0 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and the related liabilities are included in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.

In December 2024, the Company completed the sale of a packaway warehouse facility and recognized a pre-tax gain on sale of $61.6 million which is included within Selling, general and administrative on the Consolidated Statements of Earnings. Cash proceeds from the sale of the facility were $82.6 million.

Other long-term assets. Other long-term assets as of February 1, 2025 and February 3, 2024 consisted of the following:

($000)	2024	2023
Deferred compensation (Note G)	$196,786	$165,582
Restricted cash and cash equivalents	48,631	48,506
Other	33,958	29,141
Total	$279,375	$243,229

Impairment of long-lived assets. Property and other long-term assets that are subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted future cash flows. For stores that are closed, the Company records an impairment charge, if appropriate, or accelerates depreciation over the revised useful life of the asset. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. No material impairment charges were recorded during fiscal 2024, 2023, and 2022.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $71.3 million and $61.4 million at February 1, 2025 and February 3, 2024, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Supply chain finance program. The Company facilitates a voluntary supply chain finance program (the “program”) to provide certain suppliers with the opportunity to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third-party financial institution administers the program. The Company’s responsibility is limited to making payments on the terms originally negotiated with each supplier, regardless of whether a supplier sells its receivable to a financial institution. The Company is not a party to the agreements between the participating financial institutions and the suppliers in connection with the program, and does not receive financial incentives from the suppliers or the financial institutions. The Company does not provide guarantees under the program, and the Company’s rights and obligations to its suppliers are not affected by the program. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the program.

All outstanding payments owed under the program are recorded within Accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the program and included in Accounts payable were $159.2 million and $146.9 million as of February 1, 2025 and February 3, 2024, respectively.

The following table is a reconciliation of the outstanding obligations confirmed as valid under the Company’s supply chain finance program for fiscal 2024:

($000)	2024
Confirmed obligations outstanding at the beginning of the year	$146,937
Invoices confirmed during the year	856,294
Confirmed invoices paid during the year	(844,022)
Confirmed obligations outstanding at the end of the year	$159,209

Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of February 1, 2025 and February 3, 2024 consisted of the following:

($000)	2024	2023
Workers’ compensation	$70,747	$80,791
General liability	58,460	47,663
Medical plans	7,938	8,145
Total	$137,145	$136,599

Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits, and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term liabilities. Other long-term liabilities as of February 1, 2025 and February 3, 2024 consisted of the following:

($000)	2024	2023
Deferred compensation (Note G)	$196,786	$165,582
Income taxes (Note F)	61,292	56,045
Other	9,833	10,756
Total	$267,911	$232,383

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

Revenue recognition. The Company recognizes revenue at the point of sale, net of sales taxes collected and an allowance for estimated future returns. The Company recognizes allowances for estimated sales returns on a gross basis as a reduction to sales. The asset recorded for the expected recovery of merchandise inventory was $12.4 million, $12.1 million, and $11.8 million and the liability recorded for the refund due to the customer was $24.1 million, $23.7 million, and $23.1 million as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively. Sales taxes collected that are outstanding and the allowance for estimated future returns are included in Accrued expenses and other, and the asset for expected recovery of merchandise is included in Prepaid expenses and other in the Consolidated Balance Sheets.

Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. Breakage is estimated and recognized as revenue based upon the historical pattern of customer redemptions. Breakage was not material to the consolidated financial statements in fiscal 2024, 2023, and 2022.

The following sales mix table disaggregates revenue by merchandise category for fiscal 2024, 2023, and 2022:

	2024	[1]	2023	2022
Home Accents and Bed and Bath	26%		26%	26%
Ladies	22%		23%	24%
Men’s	16%		15%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%		15%	14%
Shoes	12%		13%	12%
Children’s	9%		8%	9%
Total	100%		100%	100%

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

Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2024, 2023, and 2022 were $70.2 million, $67.7 million, and $66.5 million, respectively.

Stock-based compensation. The Company recognizes compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. Refer to Note C: Stock-Based Compensation for more information on the Company’s stock-based compensation plans.

Interest (income) expense, net. Interest (income) expense, net primarily includes interest income, capitalized interest expense, interest expense on long-term debt, and other interest expense.

The table below shows the components of interest (income) expense, net for fiscal 2024, 2023, and 2022:

($000)	2024	2023	2022
Interest income	$(234,955)	$(238,207)	$(77,706)
Capitalized interest expense	(19,447)	(12,106)	(5,678)
Other interest expense	1,571	1,599	1,668
Interest expense on long-term debt	81,263	84,596	84,558
Interest (income) expense, net	$(171,568)	$(164,118)	$2,842

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

Earnings per share. The Company computes and reports both basic earnings per share (“EPS”) and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards and unvested shares of both performance and non-performance based awards of restricted stock and restricted stock units.

Shares are excluded from the calculation of diluted EPS if their effect would have been anti-dilutive to the calculation of diluted EPS. In fiscal 2024, 2023, and 2022 approximately 49,600, 200, and 11,100 weighted-average shares were excluded from the calculation of diluted EPS, respectively.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2024
Shares	328,593	2,391	330,984
Amount	$6.36	$(0.04)	$6.32
2023
Shares	335,187	2,246	337,433
Amount	$5.59	$(0.03)	$5.56
2022
Shares	343,452	1,770	345,222
Amount	$4.40	$(0.02)	$4.38

Recently adopted accounting standards. In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 for the fiscal year ended February 1, 2025 on a retrospective basis. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance transparency about an entity’s use of supplier finance programs. The ASU requires enhanced and additional disclosures about the key terms of supplier finance programs including a description of where in the financial statements any related amounts are presented. The Company adopted ASU 2022-04 in the first quarter of fiscal 2023 on a retrospective basis, and the rollforward requirements for the fiscal year ended February 1, 2025 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting standards. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

The fair value of the Company’s financial instruments as of February 1, 2025 and February 3, 2024 are as follows:

($000)	2024	2023
Cash and cash equivalents (Level 1)	$4,730,744	$4,872,446
Restricted cash and cash equivalents (Level 1)	$65,718	$62,995

The underlying assets in the Company’s nonqualified deferred compensation program as of February 1, 2025 and February 3, 2024 (included in Other long-term assets and Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	2024	2023
Nonqualified deferred compensation program (Level 1)	$196,786	$165,582

Note C: Stock-Based Compensation

On May 17, 2017, the Company’s stockholders approved the Ross Stores, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan had an initial share reserve of 12.0 million shares of the Company’s common stock, which could be increased by a maximum of 5.5 million shares from certain expired, withheld, or forfeited shares from the 2017 Plan or the predecessor plan. The 2017 Plan provides for various types of incentive awards, which may potentially include the grant of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and deferred compensation awards.

Restricted stock. The Company grants shares of restricted stock and restricted stock units to directors, officers, and key employees. The fair value of shares of restricted stock and restricted stock units at the date of grant is amortized to expense over the vesting period of generally three to five years.

Performance awards. The Company has a performance share award program for senior executives. A performance share award represents a right to receive shares of restricted stock on a specified settlement date based on the Company’s attainment of a performance goal during the performance period, which is the Company’s fiscal year. If attained, the restricted stock then vests over a service period, generally three years from the date the performance award was granted.

In fiscal 2024, the Company also granted a performance-conditioned restricted stock unit award (“PRSU”) in connection with the hiring of its new CEO. The PRSU is subject to vesting based on both service and market-based conditions, over a period that ends in March 2029. The fair value of the PRSU on the grant date was $6.9 million, determined using a Monte Carlo simulation model, and will be amortized to expense over the service period.

Restricted stock awards and performance awards (including the PRSU) are collectively referred to as stock awards.

A summary of stock awards activity for fiscal 2024 is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at February 3, 2024	4,395	$104.52
Awarded	1,214	148.08
Released	(1,307)	104.80
Forfeited	(145)	108.39
Unvested at February 1, 2025	4,157	$117.02

All unvested shares at February 1, 2025, with the exception of the PRSU shares, are only subject to service vesting conditions. The 51,164 PRSU shares awarded in fiscal 2024 all remain unvested as of February 1, 2025. The weighted-average grant date fair value of the PRSU shares was $135.83.

The unamortized stock award compensation expense at February 1, 2025 and February 3, 2024 was $229.3 million and $217.1 million, respectively, which are each expected to be recognized over a weighted-average remaining period of 1.7 years. Intrinsic value for unvested stock awards, defined as the closing market value per share on the last business day of fiscal year 2024 (or $150.56), applied to the unvested shares was $625.9 million. A total of 7.3 million, 7.8 million, and 8.9 million shares were available under the 2017 Plan for new stock awards at the end of fiscal 2024, 2023, and 2022, respectively.

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

During fiscal 2024, 2023, and 2022, employees purchased approximately 0.2 million, 0.3 million, and 0.3 million shares, respectively, of the Company’s common stock under the plan at weighted-average per share prices of $126.18, $98.86, and $74.54, respectively. Through February 1, 2025, approximately 41.5 million shares had been issued under this plan and 3.4 million shares remained available for future issuance.

For fiscal 2024, 2023, and 2022, the Company recognized stock-based compensation expense as follows:

($000)	2024	2023	2022
Restricted stock	$92,837	$92,511	$85,092
Performance awards	59,033	48,584	32,484
Employee stock purchase plan	4,428	4,395	4,360
Total	$156,298	$145,490	$121,936

Capitalized stock-based compensation cost was not material in any year presented.

Total stock-based compensation recognized in the Company’s Consolidated Statements of Earnings for fiscal 2024, 2023, and 2022 is as follows:

Statements of Earnings Classification ($000)	2024	2023	2022
Cost of goods sold	$73,901	$76,301	$67,141
Selling, general and administrative	82,397	69,189	54,795
Total	$156,298	$145,490	$121,936

The tax benefits related to stock-based compensation expense for fiscal 2024, 2023, and 2022 were $29.6 million, $29.6 million, and $24.8 million, respectively.

Note D: Debt

Long-term debt. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, as of February 1, 2025 and February 3, 2024 consisted of the following:

($000)	2024	2023
3.375% Senior Notes due 2024	$—	$249,713
4.600% Senior Notes due 2025	699,731	698,441
0.875% Senior Notes due 2026	498,503	497,268
4.700% Senior Notes due 2027	240,778	240,335
4.800% Senior Notes due 2030	132,953	132,776
1.875% Senior Notes due 2031	496,390	495,820
5.450% Senior Notes due 2050	146,456	146,377
Total long-term debt[1]	$2,214,811	$2,460,730

Less: current portion	$699,731	$249,713
Total due beyond one year	$1,515,080	$2,211,017

1 Net of unamortized discount and debt issuance costs of $10.2 million and $14.3 million as of February 1, 2025 and February 3, 2024, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

In September 2024, the Company repaid at maturity the $250 million principal amount of the 3.375% Senior Notes.

The aggregate fair value of the remaining six outstanding series of Senior Notes was approximately $2.1 billion as of February 1, 2025. The aggregate fair value of the seven outstanding series of Senior Notes was approximately $2.3 billion as of February 3, 2024. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

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

The Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of February 1, 2025, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

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

The following table presents net operating lease cost included in the Consolidated Statement of Earnings for fiscal 2024, 2023, and 2022:

($000)	2024	2023	2022
Operating lease cost[1]	$800,834	$760,268	$721,340
Variable lease costs[2]	246,315	219,526	206,262
Net lease cost[3]	$1,047,149	$979,794	$927,602

[1] Net of sublease income which was immaterial.
[2] Includes property and rent taxes, insurance, common area maintenance, percentage rent, and negotiated rent abatements.
[3] Excludes short-term lease costs which were immaterial.

The maturity of operating lease liabilities, including the ground lease related to the New York buying office as of February 1, 2025, are as follows:

($000)	Operating Leases[1]
2025	$766,071
2026	774,352
2027	663,938
2028	536,465
2029	362,872
Thereafter	1,624,793
Total lease payments	$4,728,491
Less: interest	1,260,873
Present value of lease liabilities	$3,467,618
Less: current operating lease liabilities	703,337
Non-current operating lease liabilities	$2,764,281

[1] Operating leases exclude $187.2 million of minimum lease payments for leases signed that have not yet commenced.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases as of February 1, 2025 and February 3, 2024 are as follows:

	2024	2023
Weighted-average remaining lease term (years):
Including the long-term ground lease related to the New York buying office	9.6	9.8
Excluding the long-term ground lease related to the New York buying office	5.5	5.4

Weighted-average discount rate:
Including the long-term ground lease related to the New York buying office	4.2%	3.9%
Excluding the long-term ground lease related to the New York buying office	4.1%	3.6%

The following table presents cash paid for amounts included in the measurement of operating lease liabilities and operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) for fiscal 2024, 2023, and 2022:

($000)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$789,211	$746,254	$701,478
Operating lease assets obtained in exchange for operating lease liabilities	$841,891	$682,580	$705,220

Note F: Taxes on Earnings

The provision for income taxes consisted of the following:

($000)	2024	2023	2022
Current
Federal	$580,253	$532,913	$338,479
State	95,369	85,169	57,552
	675,622	618,082	396,031
Deferred
Federal	(7,016)	(16,265)	74,062
State	(2,182)	(4,556)	5,355
	(9,198)	(20,821)	79,417
Total	$666,424	$597,261	$475,448

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. The differences are reconciled below:

	2024	2023	2022
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal benefit) and other, net	3.2%	3.2%	2.9%
Total	24.2%	24.2%	23.9%

The components of deferred taxes at February 1, 2025 and February 3, 2024 are as follows:

($000)	2024	2023
Deferred Tax Assets
Accrued liabilities	$32,819	$35,010
Deferred compensation	45,689	39,366
Stock-based compensation	53,995	52,431
State taxes and credits	20,534	18,494
Employee benefits	29,549	33,764
Operating lease liabilities	870,577	826,566
Other	9,633	9,053
Gross Deferred Tax Assets	1,062,796	1,014,684
Less: Valuation allowance	(583)	—
Deferred Tax Assets	1,062,213	1,014,684

Deferred Tax Liabilities
Depreciation and amortization	(364,320)	(369,529)
Merchandise inventory	(26,004)	(25,410)
Supplies	(14,873)	(14,137)
Operating lease assets	(826,425)	(785,608)
Other	(17,631)	(16,238)
Deferred Tax Liabilities	(1,249,253)	(1,210,922)
Net Deferred Tax Liabilities	$(187,040)	$(196,238)

At the end of fiscal 2024 and 2023, the Company’s state tax credit carryforwards for income tax purposes were approximately $9.6 million and $10.1 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2031. The Company has provided a valuation allowance of $0.6 million as of the end of fiscal 2024 for deferred tax assets related to state tax credits that are not expected to be realized.

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2024, 2023, and 2022 are as follows:

($000)	2024	2023	2022
Unrecognized tax benefits - beginning of year	$52,379	$53,544	$60,547
Gross increases:
Tax positions in current period	13,100	13,206	10,132
Tax positions in prior period	1,163	2,295	672
Gross decreases:
Tax positions in prior periods	(3,405)	(4,366)	(6,808)
Lapse of statutes of limitations	(8,820)	(11,148)	(9,989)
Settlements	(126)	(1,152)	(1,010)
Unrecognized tax benefits - end of year	$54,291	$52,379	$53,544

At the end of fiscal 2024, 2023, and 2022, the reserves for unrecognized tax benefits were $62.2 million, $58.6 million, and $60.6 million inclusive of $7.9 million, $6.2 million, and $7.1 million of related reserves for interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $49.4 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred tax assets and liabilities. These amounts are net of federal and state income taxes.

It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next twelve months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $7.7 million.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2021 through 2024. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2020 through 2024. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

In December 2021, the Organization for Economic Co-operation and Development released Pillar Two Model Rules (“Pillar Two”), which provide for a global minimum tax of 15% on multinational entities. Although the United States has not yet adopted Pillar Two, several countries enacted Pillar Two with an initial effective date of January 1, 2024. The impact of Pillar Two on the Company’s effective tax rate was not material for fiscal 2024. The Company will continue to monitor future Pillar Two legislation in relevant jurisdictions for any impacts to its effective tax rate.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to certain employees. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. Company matching contributions to the 401(k) plan were $28.6 million, $26.9 million, and $24.8 million in fiscal 2024, 2023, and 2022, respectively.

The Company also makes available to management a Nonqualified Deferred Compensation Plan which allows management to make payroll contributions on a pre-tax basis in addition to the 401(k) plan. Other long-term assets include $196.8 million and $165.6 million at February 1, 2025 and February 3, 2024, respectively, of long-term plan investments, at market value, set aside or designated for the Nonqualified Deferred Compensation Plan. Refer to

Note B: Fair Value Measurements for additional information. Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $196.8 million and $165.6 million at February 1, 2025 and February 3, 2024, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.

In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $13.2 million and $13.1 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024, respectively.

Note H: Shareholders’ Equity

Stock repurchase program. In March 2024, the Company’s Board of Directors approved a two-year program to repurchase up to $2.1 billion of the Company’s common stock through January 31, 2026. This program followed the previous two-year $1.9 billion stock repurchase program, effective at the end of fiscal 2023.

The following table summarizes the Company’s stock repurchase activity in fiscal 2024, 2023, and 2022:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Amount repurchased (in millions)
2024	7.3	$144.46	$1,050	[1]
2023	8.2	$115.24	$950	[1]
2022	10.3	$92.15	$950

[1] Amount excludes excise tax due under the Inflation Reduction Act of 2022.

Treasury stock. As of February 1, 2025 and February 3, 2024, the Company held 16.4 million and 15.8 million shares of treasury stock, respectively. Shares repurchased for tax withholding are considered treasury shares which are available for reissuance. Shares purchased by the Company for tax withholding totaled 0.6 million, 0.5 million, and 0.5 million shares for fiscal 2024, 2023, and 2022, respectively.

Preferred stock. The Company has 4.0 million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Dividends. On March 4, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.4050 per common share, payable on March 31, 2025. The Company’s Board of Directors declared a cash dividend of $0.3675 per common share in March, May, August, and November 2024. The Company’s Board of Directors declared a cash dividend of $0.3350 per common share in February, May, August, and November 2023. The Company’s Board of Directors declared a cash dividend of $0.3100 per common share in March, May, August, and November 2022. During fiscal 2024, 2023, and 2022, the Company paid dividends of $488.7 million, $454.8 million, and $431.3 million, respectively.

Note I: Segment Reporting

The Company has one reportable segment. As of February 3, 2024, the Company identified two operating segments; Ross and dd’s DISCOUNTS. Each operating segment’s operations include only activities related to off-price retailing in stores throughout the United States and its territories. The Company determined that the two operating segments share similar economic and other qualitative characteristics and are therefore aggregated into one reportable segment.

The Company considers operating income, defined as earnings before interest and taxes, to be the measure of profit or loss for its reportable segment. The measure of segment assets is reported on the Consolidated Balance Sheets as Total assets. Segment information is prepared on the same basis that the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), manages the segments. The CODM uses operating income to monitor budget versus actual results, make key operating decisions, perform competitive analysis to the Company’s peers, and make resource allocation decisions.

The financial information below, including the significant expense categories regularly provided to the CODM, is presented for the Company’s reportable segment for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023:

($000)	2024	2023	2022
Sales	$21,129,219	$20,376,941	$18,695,829
Less:
Costs and Expenses[1]
Cost of goods sold, excluding occupancy costs[2]	13,983,087	13,612,994	12,810,290
Occupancy costs	1,277,419	1,188,607	1,135,940
Store related costs[3]	2,859,879	2,762,186	2,435,313
Other segment items[4]	423,248	505,491	323,955
Segment operating income	2,585,586	2,307,663	1,990,331
Interest (income) expense, net[5]	(171,568)	(164,118)	2,842
Earnings before taxes	$2,757,154	$2,471,781	$1,987,489

[1] Refer to Note A: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for depreciation and amortization expense.
[2] Cost of goods sold, excluding occupancy costs primarily includes merchandise related costs, distribution costs, freight costs, and buying costs.
[3] Store related costs primarily includes store payroll, other store operating expenses, and advertising costs.
[4] Other segment items included in Segment operating income primarily includes other general and administrative expenses.
[5] Refer to Note A: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for disclosure of the components of Interest (income) expense, net.

Note J: Litigation, Claims, and Assessments

Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of February 1, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ross Stores, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of February 1, 2025 and February 3, 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
March 31, 2025

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 1, 2025.

Our internal control over financial reporting as of February 1, 2025 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 31, 2025, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Item I of this report; and to the section of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 21, 2025 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Delinquent Section 16(a) Reports.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.” The information required by Item 408(b) of Regulation S-K is incorporated by reference to the section of the Proxy Statement entitled “Additional Executive Compensation Policies, Practices, and Guidelines” under the caption “Insider Trading Policy and Procedures and Guidelines Governing Hedging and Securities Trades by Directors, Officers, and Employees.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of February 1, 2025:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity compensation plans
approved by security holders	495	—	10,744	[1]
Equity compensation plans not
approved by security holders	—	—	—
Total	495	—	10,744

[1] Includes 3.4 million shares reserved for issuance under the Employee Stock Purchase Plan and 7.3 million shares reserved for issuance under the 2017 Equity Incentive Plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services, and the pre-approval of those services by the Audit Committee, will appear in the Proxy Statement under the caption “Summary of Audit, Audit-Related, Tax, and All Other Fees.” Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements, schedules, and exhibits are filed as part of this report or are incorporated herein as indicated:
1. List of Consolidated Financial Statements.
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended February 1, 2025, February 3, 2024, and January 28, 2023.
Consolidated Statements of Comprehensive Income for the years ended February 1, 2025, February 3, 2024, and January 28, 2023.
Consolidated Balance Sheets at February 1, 2025 and February 3, 2024.
Consolidated Statements of Stockholders’ Equity for the years ended February 1, 2025, February 3, 2024, and January 28, 2023.
Consolidated Statements of Cash Flows for the years ended February 1, 2025, February 3, 2024, and January 28, 2023.
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

ROSS STORES, INC.
(Registrant)

		By:	/s/James G. Conroy
Date:	March 31, 2025		James G. Conroy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/James G. Conroy	Chief Executive Officer, Director	March 31, 2025
James G. Conroy	(Principal Executive Officer)

/s/Adam Orvos	Executive Vice President and Chief Financial Officer	March 31, 2025
Adam Orvos	(Principal Financial Officer)

/s/Jeffrey P. Burrill	Senior Vice President, Chief Accounting Officer and	March 31, 2025
Jeffrey P. Burrill	Corporate Controller (Principal Accounting Officer)

/s/Michael Balmuth	Executive Chairman, Director	March 31, 2025
Michael Balmuth

/s/K. Gunnar Bjorklund	Director	March 31, 2025
K. Gunnar Bjorklund

/s/Michael J. Bush	Director	March 31, 2025
Michael J. Bush

/s/Edward G. Cannizzaro	Director	March 31, 2025
Edward G. Cannizzaro

/s/Sharon D. Garrett	Director	March 31, 2025
Sharon D. Garrett

/s/Michael J. Hartshorn	Group President and Chief Operating Officer, Director	March 31, 2025
Michael J. Hartshorn

/s/Stephen D. Milligan	Director	March 31, 2025
Stephen D. Milligan

/s/Patricia H. Mueller	Director	March 31, 2025
Patricia H. Mueller

/s/George P. Orban	Director	March 31, 2025
George P. Orban

/s/Doniel N. Sutton	Director	March 31, 2025
Doniel N. Sutton

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
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

4.4	Form of 4.600% Senior Notes Due 2025, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.5	Form of 4.700% Senior Notes Due 2027, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.6	Form of 4.800% Senior Notes Due 2030, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.7	Form of 5.450% Senior Notes Due 2050, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.8
Officers’ Certificate, dated as of October 21, 2020 establishing the aggregate amounts, terms and forms of the Notes., incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.

4.9	Form of the 0.875% Senior Notes Due 2026, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.
4.10	Form of the 1.875% Senior Notes Due 2031, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.
10.1
Credit Agreement dated February 17, 2022, among Ross Stores, Inc., various lenders and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 4.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2022.

MANAGEMENT CONTRACTS AND COMPENSATORY PLANS (EXHIBITS 10.2 - 10.35)
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
10.12
Form of Notice of Grant of Restricted Stock Units and Form of Restricted Stock Units Agreement (For Non-employee Directors) pursuant to the Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 3, 2024.

10.13	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.
10.14	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 2, 2020.
10.15	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2021.
10.16	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 1, 2021.
10.17	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2022.
10.18	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 30, 2022.
10.19	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2023.

10.20	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2023.
10.21	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2024.
10.22	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2024.
10.23
Employment Agreement effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.24
Second Amendment to Employment Agreement effective January 1, 2016 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.49 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.25
Fourth Amendment to the Employment Agreement effective April 15, 2017 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.

10.26
Fifth Amendment to the Employment Agreement effective July 3, 2018 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2018.

10.27
Eighth Amendment to the Employment Agreement effective September 24, 2020 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.

10.28
Ninth Amendment to Employment Agreement effective May 2, 2022 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2023.

10.29
Tenth Amendment to Employment Agreement effective August 29, 2023 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2023.

10.30
Employment Agreement effective March 16, 2023 between Michael Hartshorn and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2023.

10.31
Employment Agreement effective March 16, 2023 between Adam Orvos and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2023.

10.32	Employment Agreement effective October 21, 2024 between James G. Conroy and Ross Stores, Inc.
10.33	First Amendment to Employment Agreement effective February 27, 2025 between James G. Conroy and Ross Stores, Inc.
10.34	Repayment Agreement effective October 21, 2024 between James G. Conroy and Ross Stores, Inc.
10.35	Ross Stores, Inc. Notice of Grant of Restricted Stock Units to James G. Conroy.

19	Ross Stores, Inc. Insider Trading Policy (December 2024).
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
97.1
Ross Stores, Inc. Policy for Recovery of Erroneously Awarded Incentive Compensation, adopted November 5, 2023 incorporated by reference to Exhibit 97.1 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 3, 2024.

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