Form 10-Q
period 2025-05-03
ROSS STORES, INC.
filed 2025-06-11
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 03, 2025

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 16, 2025 was 327,070,521.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except per share data, unaudited)	May 3, 2025	May 4, 2024
Sales	$4,984,971	$4,858,067

Costs and Expenses
Cost of goods sold	3,581,366	3,490,672
Selling, general and administrative	797,135	776,282

Operating income	606,470	591,113
Interest income, net	(34,409)	(45,950)
Earnings before taxes	640,879	637,063
Provision for taxes on earnings	161,630	149,073
Net earnings	$479,249	$487,990

Earnings per share
Basic	$1.48	$1.47
Diluted	$1.47	$1.46

Weighted-average shares outstanding (000)
Basic	324,877	331,258
Diluted	327,005	333,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	May 3, 2025	May 4, 2024
Net earnings	$479,249	$487,990

Other comprehensive income	—	—
Comprehensive income	$479,249	$487,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	May 3, 2025	February 1, 2025	May 4, 2024
Assets
Current Assets
Cash and cash equivalents	$3,783,413	$4,730,744	$4,654,316
Accounts receivable	181,004	144,482	165,436
Merchandise inventory	2,669,849	2,444,513	2,461,699
Prepaid expenses and other	240,837	218,957	225,911
Total current assets	6,875,103	7,538,696	7,507,362

Property and Equipment
Land and buildings	1,494,018	1,493,496	1,482,432
Fixtures and equipment	4,561,893	4,521,044	4,269,334
Leasehold improvements	1,719,361	1,701,340	1,602,433
Construction-in-progress	864,381	807,256	623,581
	8,639,653	8,523,136	7,977,780
Less accumulated depreciation and amortization	4,812,112	4,730,733	4,462,587
Property and equipment, net	3,827,541	3,792,403	3,515,193

Operating lease assets	3,325,849	3,294,858	3,210,455
Other long-term assets	276,123	279,375	258,772
Total assets	$14,304,616	$14,905,332	$14,491,782

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,163,954	$2,126,317	$2,119,114
Accrued expenses and other	616,008	626,490	612,244
Current operating lease liabilities	702,025	703,337	679,596
Accrued payroll and benefits	274,877	462,284	313,305
Income taxes payable	180,083	43,666	212,700
Current portion of long-term debt	498,812	699,731	948,590
Total current liabilities	4,435,759	4,661,825	4,885,549

Long-term debt	1,016,897	1,515,080	1,513,200
Non-current operating lease liabilities	2,797,935	2,764,281	2,693,259
Other long-term liabilities	268,698	267,911	245,096
Deferred income taxes	209,249	187,040	206,726

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 327,384,000, 328,813,000 and 333,922,000 shares, respectively	3,274	3,288	3,339
Additional paid-in capital	2,131,533	2,097,110	1,989,922
Treasury stock	(779,541)	(719,410)	(703,798)
Retained earnings	4,220,812	4,128,207	3,658,489
Total stockholders’ equity	5,576,078	5,509,195	4,947,952
Total liabilities and stockholders’ equity	$14,304,616	$14,905,332	$14,491,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended May 3, 2025

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at February 1, 2025	328,813	$3,288	$2,097,110	$(719,410)	$4,128,207	$5,509,195
Net earnings	—	—	—	—	479,249	479,249
Common stock issued under stock plans, net of shares used for tax withholding	551	6	6,137	(60,131)	—	(53,988)
Stock-based compensation	—	—	39,296	—	—	39,296
Common stock repurchased, inclusive of excise tax	(1,980)	(20)	(11,010)	—	(253,344)	(264,374)
Dividends declared ($0.4050 per share)	—	—	—	—	(133,300)	(133,300)
Balance at May 3, 2025	327,384	$3,274	$2,131,533	$(779,541)	$4,220,812	$5,576,078

	Three Months Ended May 4, 2024

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at February 3, 2024	335,172	$3,352	$1,952,625	$(633,318)	$3,548,667	$4,871,326
Net earnings	—	—	—	—	487,990	487,990
Common stock issued under stock plans, net of shares used for tax withholding	642	6	6,218	(70,480)	—	(64,256)
Stock-based compensation	—	—	40,447	—	—	40,447
Common stock repurchased, inclusive of excise tax	(1,892)	(19)	(9,368)	—	(254,870)	(264,257)
Dividends declared ($0.3675 per share)	—	—	—	—	(123,298)	(123,298)
Balance at May 4, 2024	333,922	$3,339	$1,989,922	$(703,798)	$3,658,489	$4,947,952
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	May 3, 2025	May 4, 2024
Cash Flows From Operating Activities
Net earnings	$479,249	$487,990
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	115,938	109,186
Stock-based compensation	39,296	40,447
Deferred income taxes	22,209	10,488
Change in assets and liabilities:
Merchandise inventory	(225,336)	(269,479)
Other current assets	(58,426)	(57,685)
Accounts payable	67,182	179,376
Other current liabilities	(173,946)	(269,973)
Income taxes	139,086	138,959
Operating lease assets and liabilities, net	1,351	2,267
Other long-term, net	3,112	(2,655)
Net cash provided by operating activities	409,715	368,921

Cash Flows From Investing Activities
Additions to property and equipment	(207,378)	(136,249)
Net cash used in investing activities	(207,378)	(136,249)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	6,143	6,224
Treasury stock purchased	(60,131)	(70,480)
Repurchase of common stock	(262,521)	(262,479)
Dividends paid	(133,300)	(123,298)
Payment of long-term debt	(700,000)	—
Net cash used in financing activities	(1,149,809)	(450,033)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(947,472)	(217,361)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,796,462	4,935,441
End of period	$3,848,990	$4,718,080

Supplemental Cash Flow Disclosures
Interest paid	$35,939	$40,158
Income taxes paid (refunded), net	$334	$(375)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 3, 2025 and May 4, 2024
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 3, 2025 and May 4, 2024, and the results of operations, comprehensive income, stockholders’ equity, and cash flows for the three month periods ended May 3, 2025 and May 4, 2024. The Condensed Consolidated Balance Sheet as of February 1, 2025, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended February 1, 2025.

The results of operations, comprehensive income, stockholders’ equity, and cash flows for the three month periods ended May 3, 2025 and May 4, 2024 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. The fiscal years ending January 31, 2026 and February 1, 2025 are referred to as fiscal 2025 and fiscal 2024, respectively, and are both 52-week years. The three month periods ended May 3, 2025 and May 4, 2024 are referred to as the first quarter of fiscal 2025 and fiscal 2024, respectively.

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

Segment reporting. The Company has one reportable segment. Refer to Note G: Segment Reporting for additional information.

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

The Company uses standby letters of credit in addition to a funded trust to collateralize certain insurance obligations. The standby letters of credit are collateralized by restricted cash. As of May 3, 2025, February 1, 2025, and May 4, 2024, the Company had $1.0 million, $1.8 million, and $2.2 million, respectively, in standby letters of credit outstanding. As of May 3, 2025, February 1, 2025, and May 4, 2024, the Company had $64.6 million, $63.9 million, and $61.6 million, respectively, in a collateral trust.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets, that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	May 3, 2025	February 1, 2025	May 4, 2024
Cash and cash equivalents	$3,783,413	$4,730,744	$4,654,316
Restricted cash and cash equivalents included in:
Prepaid expenses and other	17,050	17,087	14,666
Other long-term assets	48,527	48,631	49,098
Total restricted cash and cash equivalents	65,577	65,718	63,764
Total cash, cash equivalents, and restricted cash and cash equivalents	$3,848,990	$4,796,462	$4,718,080
Property and equipment. As of May 3, 2025 and May 4, 2024, the Company had $29.2 million and $34.4 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets. For the three month periods ended May 3, 2025 and May 4, 2024, depreciation and amortization expense on property and equipment was $115.9 million and $109.2 million, respectively.

Operating leases. Operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) were as follows:

	Three Months Ended
($000)	May 3, 2025	May 4, 2024
Operating lease assets obtained in exchange for operating lease liabilities	$202,703	$248,336

Supply chain finance program. The Company facilitates a voluntary supply chain finance program (“SCF program”) to provide certain suppliers with the opportunity to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third-party financial institution administers the SCF program. The Company’s responsibility is limited to making payments on the terms originally negotiated with each supplier, regardless of whether a supplier sells its receivable to a financial institution. The Company is not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program, and does not receive financial incentives from the suppliers or the financial institutions. The Company does not provide guarantees under the SCF program, and the Company’s rights and obligations to its suppliers are not affected by the SCF program. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the SCF program.

All outstanding payments owed under the SCF program are recorded within Accounts payable in the Condensed Consolidated Balance Sheets. The Company accounts for all payments made under the SCF program as a reduction to operating cash flows in Accounts payable within the Condensed Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the SCF program and included in Accounts payable were $162.2 million, $159.2 million, and $161.5 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively.

Cash dividends. On May 21, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.4050 per common share, payable on June 30, 2025. The Company’s Board of Directors declared a quarterly cash dividend of $0.4050 per common share in March 2025, and $0.3675 per common share in March, May, August, and November 2024.

Stock repurchases. In March 2024, the Company’s Board of Directors approved a two-year stock repurchase program to repurchase up to $2.1 billion of the Company’s common stock through fiscal 2025. During the three month period ended May 3, 2025, the Company repurchased 2.0 million shares of common stock for $262.5 million (excluding excise tax) under this program. As of May 3, 2025, there was $787.5 million available for repurchase under this program. During the three month period ended May 4, 2024, the Company repurchased 1.9 million shares of common stock for $262.5 million (excluding excise tax) under this program.

Stock repurchased for tax withholding is considered treasury stock which is available for reissuance. During the three month periods ended May 3, 2025 and May 4, 2024, shares purchased by the Company for tax withholding totaled 486,000 and 485,000, respectively.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of May 3, 2025.

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

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three month periods ended May 3, 2025 and May 4, 2024:

	Three Months Ended
	May 3, 2025	May 4, 2024
Home Accents and Bed and Bath	26%	26%
Ladies	23%	23%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	15%
Men’s	14%	14%
Shoes	13%	13%
Children’s	9%	9%
Total	100%	100%

Interest income, net. The table below shows the components of interest income, net for the three month periods ended May 3, 2025 and May 4, 2024:

	Three Months Ended
($000)	May 3, 2025	May 4, 2024
Interest income	$(46,868)	$(63,218)
Capitalized interest	(5,404)	(4,265)
Other interest expense	400	358
Interest expense on long-term debt	17,463	21,175
Interest income, net	$(34,409)	$(45,950)

Recently issued accounting standards. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

The fair value of the Company’s financial instruments are as follows:

($000)	May 3, 2025	February 1, 2025	May 4, 2024
Cash and cash equivalents (Level 1)	$3,783,413	$4,730,744	$4,654,316
Restricted cash and cash equivalents (Level 1)	$65,577	$65,718	$63,764

The underlying assets in the Company’s nonqualified deferred compensation program as of May 3, 2025, February 1, 2025, and May 4, 2024 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	May 3, 2025	February 1, 2025	May 4, 2024
Nonqualified deferred compensation program (Level 1)	$195,123	$196,786	$175,875

Note C: Stock-Based Compensation

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

In fiscal 2024, the Company granted a performance-conditioned restricted stock unit award (“PRSU”) in connection with the hiring of its current Chief Executive Officer. The PRSU is subject to vesting based on both service and market-based conditions, over a period that ends in March 2029.

Restricted stock awards and performance awards (including the PRSU) are collectively referred to as stock awards.

A summary of stock awards activity for the three month period ended May 3, 2025, is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at February 1, 2025	4,157	$117.02
Awarded	582	126.72
Released	(1,110)	111.56
Forfeited	(40)	111.81
Unvested at May 3, 2025	3,589	$120.34

The 51,164 PRSU shares awarded in fiscal 2024 all remain unvested as of May 3, 2025. The weighted-average grant date fair value of the PRSU shares was $135.83.

The unamortized stock awards compensation expense at May 3, 2025 was $260.3 million, which is expected to be recognized over a weighted-average remaining period of 2.1 years. The unamortized stock award compensation expense at May 4, 2024 was $277.8 million, which was expected to be recognized over a weighted-average remaining period of 2.1 years.

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

For the three month periods ended May 3, 2025 and May 4, 2024, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 3, 2025	May 4, 2024
Restricted stock	$26,349	$23,234
Performance awards	11,862	16,114
Employee stock purchase plan	1,085	1,099
Total	$39,296	$40,447

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three month periods ended May 3, 2025 and May 4, 2024 is as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	May 3, 2025	May 4, 2024
Cost of goods sold	$17,603	$19,625
Selling, general and administrative	21,693	20,822
Total	$39,296	$40,447

The tax benefits related to stock-based compensation expense for the three month periods ended May 3, 2025 and May 4, 2024 were $6.6 million and $7.9 million, respectively.

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

Shares are excluded from the calculation of diluted EPS if their effect would have been anti-dilutive to the calculation of diluted EPS. For the three month periods ended May 3, 2025 and May 4, 2024, approximately 286,000 and 220,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
May 3, 2025
Shares	324,877	2,128	327,005
Amount	$1.48	$(0.01)	$1.47

May 4, 2024
Shares	331,258	2,479	333,737
Amount	$1.47	$(0.01)	$1.46

Note E: Debt

Senior Notes. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	May 3, 2025	February 1, 2025	May 4, 2024
3.375% Senior Notes due 2024	$—	$—	$249,827
4.600% Senior Notes due 2025	—	699,731	698,763
0.875% Senior Notes due 2026	498,812	498,503	497,576
4.700% Senior Notes due 2027	240,890	240,778	240,445
4.800% Senior Notes due 2030	132,998	132,953	132,820
1.875% Senior Notes due 2031	496,533	496,390	495,962
5.450% Senior Notes due 2050	146,476	146,456	146,397
Total long-term debt[1]	$1,515,709	$2,214,811	$2,461,790

Less: current portion	$498,812	$699,731	$948,590
Total due beyond one year	$1,016,897	$1,515,080	$1,513,200

[1] Net of unamortized discounts and debt issuance costs of $9.3 million, $10.2 million, and $13.2 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

In April 2025, the Company repaid at maturity the $700 million principal amount of the 4.600% Senior Notes.

The aggregate fair value of the remaining five outstanding series of Senior Notes was approximately $1.4 billion as of May 3, 2025. The aggregate fair value of the six then outstanding series of Senior Notes was approximately $2.1 billion as of February 1, 2025. The aggregate fair value of the seven then outstanding series of Senior Notes was approximately $2.3 billion as of May 4, 2024. The fair value is estimated by obtaining comparable market quotes, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

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

The Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of May 3, 2025, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

Note F: Taxes on Earnings

The Company’s effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities. For the three month period ended May 3, 2025, the Company’s effective tax rate was approximately 25% compared to approximately 23% for the three month period ended May 4, 2024. The increase in the effective tax rate of 2% for the three month period ended May 3, 2025 compared to the three month period ended May 4, 2024 was primarily due to the tax effects associated with stock-based compensation.

As of May 3, 2025, February 1, 2025, and May 4, 2024, the reserves for unrecognized tax benefits were $64.9 million, $62.2 million, and $60.0 million, inclusive of $9.0 million, $7.9 million, and $7.0 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $51.5 million would impact the Company’s effective tax rate. It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $12.7 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

Note G: Segment Reporting

The Company has one reportable segment. As of May 3, 2025, the Company identified two operating segments: Ross and dd’s DISCOUNTS. Each operating segment’s operations include only activities related to off-price retailing in stores throughout the United States and its territories. The Company determined that the two operating segments share similar economic and other qualitative characteristics and are therefore aggregated into one reportable segment.

The Company considers operating income, defined as earnings before interest and taxes, to be the measure of profit or loss for its reportable segment. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Total assets. Segment information is prepared on the same basis that the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), manages the segments. The CODM uses operating income to monitor budget versus actual results, make key operating decisions, perform competitive analysis to the Company’s peers, and make resource allocation decisions.

The financial information below, including the significant expense categories regularly provided to the CODM, is presented for the Company’s reportable segment for the three month periods ended May 3, 2025 and May 4, 2024:

	Three Months Ended
($000)	May 3, 2025	May 4, 2024
Sales	$4,984,971	$4,858,067
Less:
Costs and Expenses[1]
Cost of goods sold, excluding occupancy costs[2]	3,254,651	3,180,466
Occupancy costs	326,715	310,206
Store related costs[3]	677,414	654,467
Other segment items[4]	119,721	121,815
Segment operating income	606,470	591,113
Interest income, net[5]	(34,409)	(45,950)
Earnings before taxes	$640,879	$637,063

[1] Refer to Note A: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for depreciation and amortization expense.
[2] Cost of goods sold, excluding occupancy costs primarily includes merchandise related costs, distribution costs, freight costs, and buying costs.
[3] Store related costs primarily includes store payroll, other store operating expenses, and advertising costs.
[4] Other segment items included in Segment operating income primarily includes other general and administrative expenses.
[5] Refer to Note A: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for disclosure of the components of Interest income, net.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 3, 2025 and May 4, 2024, the related condensed consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the three month periods ended May 3, 2025 and May 4, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 1, 2025, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 10, 2025

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption “Forward-Looking Statements” and also those in Part II, Item 1A (Risk Factors) of this Form 10-Q, and Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for fiscal 2024. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for fiscal 2024. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,847 locations in 44 states, the District of Columbia, and Guam, as of May 3, 2025. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 358 dd’s DISCOUNTS stores in 22 states as of May 3, 2025 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Heightened macroeconomic pressures and geopolitical uncertainties, most notably prolonged inflation and evolving trade policies, continue to impact both consumer confidence and discretionary spending. Trade policy remains unpredictable, and although we directly import only a small portion of our merchandise, more than half of the goods we sell originate from China. If elevated tariff levels persist, it is possible we will see pressure on our level of profitability. We expect modest but broad-based inflationary pressures across the retail industry. However, we remain focused on maintaining a pricing umbrella below traditional retailers in order to continue delivering high quality, branded merchandise at great values to our customers.

Through these ongoing pressures and uncertainty, we continue to remain focused on offering our customers a wide assortment of quality branded bargains. We will continue to make necessary adjustments with our flexible off-price business model to navigate through this uncertain environment and believe we are well-positioned to gain market share while minimizing the impact from tariffs. Despite prolonged inflation, deteriorating consumer sentiment, and fluctuating tariff levels, we believe that our merchandising and operational strategies enable us to deliver the values our customers have come to expect from us.

Results of Operations

The following table summarizes our financial results for the three month periods ended May 3, 2025 and May 4, 2024:

	Three Months Ended
	May 3, 2025	May 4, 2024
Sales
Sales (millions)	$4,985	$4,858
Sales growth	3%	8%
Comparable store sales growth[1]	—%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	71.8%	71.9%
Selling, general and administrative	16.0%	15.9%

Operating income (as a percent of sales)	12.2%	12.2%

Interest income, net (as a percent of sales)	(0.7%)	(0.9%)

Net earnings (as a percent of sales)	9.6%	10.0%

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

We opened 19 new stores in the first quarter of fiscal 2025 and expect to open a total of approximately 90 new stores this year. We expect to open 31 stores in the three month period ending August 2, 2025, including 28 Ross and three dd’s DISCOUNTS locations.

The following table summarizes the stores opened and closed during the three month periods ended May 3, 2025 and May 4, 2024:

	Three Months Ended
Store Count	May 3, 2025	May 4, 2024
Ross Dress for Less
Beginning of the period	1,831	1,764
Opened in the period	16	11
Closed in the period	—	—
Total Ross Dress for Less stores end of period	1,847	1,775
dd’s DISCOUNTS
Beginning of the period	355	345
Opened in the period	3	7
Closed in the period	—	—
Total dd’s DISCOUNTS stores end of period	358	352
Total stores end of period	2,205	2,127

Sales. Sales for the three month period ended May 3, 2025 increased $126.9 million, or 2.6%, compared to the three month period ended May 4, 2024, primarily due to the opening of 78 net new stores between May 4, 2024 and May 3, 2025.

Our sales mix for the three month periods ended May 3, 2025 and May 4, 2024 is shown below:

	Three Months Ended
	May 3, 2025	May 4, 2024
Home Accents and Bed and Bath	26%	26%
Ladies	23%	23%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	15%
Men’s	14%	14%
Shoes	13%	13%
Children’s	9%	9%
Total	100%	100%

Cost of goods sold. Cost of goods sold for the three month period ended May 3, 2025 increased $90.7 million compared to the three month period ended May 4, 2024, primarily due to higher sales from the opening of 78 net new stores between May 4, 2024 and May 3, 2025.

Cost of goods sold as a percentage of sales for the three month period ended May 3, 2025 was relatively flat compared to the three month period ended May 4, 2024. Compared to the prior year period, there was a 45 basis point decrease in merchandise margin mainly due to higher ocean freight costs and the initial impact of tariffs. Occupancy and distribution costs rose by 20 basis points and five basis points, respectively. Buying costs declined by 50 basis points from lower incentive compensation expense, and domestic freight costs levered by 20 basis points.

Moving into the second quarter of fiscal 2025, we expect merchandise margin to decrease as a percentage of sales due to the impact from announced tariffs and distribution costs to increase as a percentage of sales primarily due to the opening of our eighth distribution center in Buckeye, Arizona in May 2025. We expect these costs to be partially offset by lower incentive compensation expense.

Selling, general and administrative expenses. For the three month period ended May 3, 2025, selling, general and administrative expenses (“SG&A”) increased $20.9 million compared to the three month period ended May 4, 2024, primarily due to the opening of 78 net new stores between May 4, 2024 and May 3, 2025, partially offset by lower incentive compensation expense.

SG&A as a percentage of sales for the three month period ended May 3, 2025 was relatively flat compared to the three month period ended May 4, 2024, as the benefit from lower incentive compensation expense was offset by sales deleverage.

Moving into the second quarter of fiscal 2025, we expect lower incentive compensation expense as a percentage of sales compared to the prior year.

Operating income. Operating income as a percentage of sales for the three month period ended May 3, 2025 was flat compared to the three month period ended May 4, 2024, as both cost of goods sold and SG&A were relatively flat as a percentage of sales period over period.

Moving into the second quarter of fiscal 2025, we anticipate operating income to decrease as a percentage of sales compared to the prior year as a result of lower merchandise margin primarily due to the impact from announced tariffs and higher distribution costs primarily from the opening of our eighth distribution center in Buckeye, Arizona in May 2025, partially offset by lower incentive compensation expense.

Interest income, net. For the three month period ended May 3, 2025, interest income, net decreased $11.5 million compared to the three month period ended May 4, 2024, primarily due to decreased interest income both from lower average interest rates and from lower average cash balances, which decreased largely due to our repayment at maturity of $700 million of Senior Notes in April 2025 and $250 million of Senior Notes in September 2024. The decrease in interest income was partially offset by lower interest expense due to the repayment of those Senior Notes.

The table below shows the components of interest income, net for the three month periods ended May 3, 2025 and May 4, 2024:

	Three Months Ended
($000)	May 3, 2025	May 4, 2024
Interest income	$(46,868)	$(63,218)
Capitalized interest	(5,404)	(4,265)
Other interest expense	400	358
Interest expense on long-term debt	17,463	21,175
Interest income, net	$(34,409)	$(45,950)

Taxes on earnings. Our effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities. For the three month period ended May 3, 2025, our effective tax rate was approximately 25% compared to approximately 23% for the three month period ended May 4, 2024. The increase in the effective tax rate of 2% for the three month period ended May 3, 2025 compared to the three month period ended May 4, 2024 was primarily due to the tax effects associated with stock-based compensation.

Earnings per share. Diluted earnings per share for the three month period ended May 3, 2025 was $1.47 compared to $1.46 for the three month period ended May 4, 2024. The $0.01 increase in the diluted earnings per share for the three month period ended May 3, 2025 was primarily attributable to a 2% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program, partially offset by approximately a 1% decrease in net earnings.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures related to new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under active stock repurchase programs, repay debt as it becomes due, and pay dividends. We repaid at maturity $700 million of our Senior Notes in April 2025. As of May 3, 2025, we had $500 million principal amount of 0.875% Senior Notes that will reach maturity in 2026.

	Three Months Ended
($ millions)	May 3, 2025	May 4, 2024
Cash provided by operating activities	$410	$369
Cash used in investing activities	(207)	(136)
Cash used in financing activities	(1,150)	(450)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(947)	$(217)

Operating Activities

Net cash provided by operating activities was $410 million for the three month period ended May 3, 2025. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by the payment of fiscal 2024 incentive bonuses. Net cash provided by operating activities was $369 million for the three month period ended May 4, 2024. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by the payment of fiscal 2023 incentive bonuses.

The increase in cash flow provided by operating activities for the three month period ended May 3, 2025 compared to the same period in the prior fiscal year was primarily driven by lower incentive compensation payments.

Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 81% and 86% as of May 3, 2025 and May 4, 2024, respectively. The decrease in accounts payable leverage was primarily due to the timing of inventory receipts and related payments versus last year.

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

Changes in packaway inventory levels affect our operating cash flow. As of May 3, 2025 and February 1, 2025, packaway inventory was 41% of total inventory.

Investing Activities

Net cash used in investing activities was $207 million and $136 million for the three month periods ended May 3, 2025 and May 4, 2024, respectively, and was related to our capital expenditures. Our capital expenditures include costs to open new stores and improve existing stores, build, expand, and improve distribution centers, and for various other expenditures related to our information technology systems and buying and corporate offices.

The change in cash used in investing activities for the three month period ended May 3, 2025, compared to the same period in the prior fiscal year, was primarily due to higher capital expenditures in the current year related to the construction of our next distribution center in Randleman, North Carolina and the opening of new stores.

Capital expenditures for fiscal 2025 are currently projected to be approximately $855 million. Our planned capital expenditures for fiscal 2025 are for costs to open new stores and improve existing stores, investments in our supply chain to support long-term growth, including construction of our next distribution centers, investments in our information technology systems, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $1.1 billion for the three month period ended May 3, 2025 primarily resulting from the repayment at maturity of $700 million principal amount of 4.600% Senior Notes in April 2025, stock repurchases under our stock repurchase program, and dividend payments. Net cash used in financing activities was $450 million for the three month period ended May 4, 2024 primarily resulting from stock repurchases under our stock repurchase program and dividend payments.

Revolving credit facilities. We have a $1.3 billion senior unsecured revolving credit facility. As of May 3, 2025, we had no borrowings or standby letters of credit outstanding under the Credit Facility, our Credit Facility remained in place and available, and we were in compliance with the financial covenant. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Senior notes. As of May 3, 2025, we had approximately $1.5 billion of outstanding unsecured Senior Notes, of which $499 million was classified within Current Liabilities on our Condensed Consolidated Balance Sheet for the period ended May 3, 2025. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Other financing activities. In March 2024, our Board of Directors approved a two-year program to repurchase up to $2.1 billion of our common stock through fiscal 2025. During the three month period ended May 3, 2025, we repurchased 2.0 million shares of common stock for $262.5 million (excluding excise tax) under this program. As of May 3, 2025, there was $787.5 million available for repurchase under this program.

During the three month periods ended May 3, 2025 and May 4, 2024, we also acquired 0.5 million shares of treasury stock to cover employee tax withholding obligations under our employee equity compensation programs, for aggregate purchase prices of approximately $60.1 million and $70.5 million, respectively.

On May 21, 2025, our Board of Directors declared a quarterly cash dividend of $0.4050 per common share, payable on June 30, 2025. The Board of Directors declared a quarterly cash dividend of $0.4050 per common share in March 2025, and $0.3675 per common share in March, May, August, and November 2024.

For the three month periods ended May 3, 2025 and May 4, 2024, we paid cash dividends of $133.3 million and $123.3 million, respectively.

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

We ended the first quarter of fiscal 2025 with $3.8 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, our bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our common stock repurchases, planned capital investments, debt repayments, quarterly dividend payments, and interest payments, for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

As of May 3, 2025, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K as of February 1, 2025, other than those which occur in the ordinary course of business.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility and a funded trust to collateralize some of our insurance obligations. As of May 3, 2025, February 1, 2025, and May 4, 2024, we had $1.0 million, $1.8 million, and $2.2 million, respectively, in standby letters of credit outstanding. As of May 3, 2025, February 1, 2025, and May 4, 2024, we had $64.6 million, $63.9 million, and $61.6 million, respectively, held in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Critical Accounting Estimates

During the first quarter of fiscal 2025, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended February 1, 2025.

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

Future impact from tariffs, inflation, interest rate changes, ongoing military conflicts and economic sanctions, climate change, extreme weather, pandemics, natural disasters, and other economic, regulatory, consumer spending, and industry trends that could potentially adversely affect our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks and uncertainties are not limited to but may include:

•Changes in U.S. tax, tariff, or trade policy regarding apparel, shoes, and home-related merchandise produced in China and other countries could significantly and adversely affect our business. While we directly import only a small portion of our merchandise, more than half of the goods we sell originate from China. Elevated tariff levels on goods imported into the United States from China and other countries may disrupt our merchandise purchasing patterns, increase our costs, and put pressure on our margins and profitability.
•Uncertainties arising from the macroeconomic environment, including inflation and the price of necessities, high interest rates, housing costs, energy and fuel costs, financial and credit market conditions, recession concerns, geopolitical conditions, and public health and public safety issues may affect consumer confidence, consumer disposable income, and shopping behavior, as well as our costs.
•Unexpected changes in the level of consumer spending on, or preferences for, apparel and home-related merchandise could adversely affect us.
•Competitive pressures in the apparel and home-related merchandise retailing industry.
•Our need to effectively manage our inventories, markdowns, and inventory shortage in order to achieve our planned gross margins.
•Risks associated with importing and selling merchandise produced in China and other countries, including risks from supply chain disruption, shipping delays, and higher than expected ocean freight costs.
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
•Disruptions in our supply chain or in our information systems, including from ransomware or other cyber-attacks could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.
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
•An adverse outcome in various legal, regulatory, or tax matters, or the adoption of new federal or state tax legislation that increases tax rates or adds new taxes could increase our costs.
•Damage to our corporate reputation or brands could adversely affect our sales and operating results.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of May 3, 2025.

Interest that is payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of May 3, 2025, we had no borrowings outstanding under the Credit Facility.

As of May 3, 2025, we had outstanding five series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest payments on our cash and cash equivalents and restricted cash and cash equivalents. Changes in interest rates may impact the interest income we recognize in the future.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our financial position, results of operations, cash flows, or the fair values of our cash and cash equivalents and restricted cash and cash equivalents as of and for the three month period ended May 3, 2025. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first fiscal quarter of 2025.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Litigation, claims, and assessments” in Note A of Notes to Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors, including those provided below. See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 for a further description of risks and uncertainties associated with our business.

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
Elevated inflation, rapidly changing and increased tariffs on goods imported into the United States, other government policy and regulatory changes, geopolitical conflicts, bank failures, public health crises, and other potential, adverse developments and related uncertainties, could reduce demand for our merchandise, disrupt our buying patterns, increase our cost of goods, create shortages of merchandise, cause shipping delays and increase freight costs, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States and its territories, and while we directly import only a small portion of our merchandise, more than half of the goods we sell originate from China, so we are especially susceptible to changes in the U.S. economy and its trade policy (particularly toward China).

Consumer spending levels and shopping behaviors for the merchandise we sell are affected by many external macroeconomic factors. In addition to consumer sensitivity to the price points and value differentiation we offer on the merchandise we sell, elevated inflation, including increased fuel and energy costs, food prices, interest rates, housing costs, wage rates, unemployment levels, availability of consumer credit, consumer debt levels, income tax rates and the timing of tax refunds, various government policies and practices (including immigration), and the resulting effects on consumers’ disposable income and consumer confidence in future economic conditions all have an impact on consumer spending habits for our merchandise.

Changes and uncertainty in U.S. trade or tax policy regarding apparel, shoes and home-related merchandise produced in China and other countries could adversely affect our business.
A predominant portion of the apparel, shoes, home-related merchandise, and other goods we sell is originally manufactured in other countries, including China. While we directly import only a small portion of our merchandise, more than half of the goods we sell originate from China. The U.S. government has indicated a willingness to significantly change existing trade policies, and has imposed dramatically increased tariffs on goods imported into the United States, in particular on goods produced in China. This exposes us to risks of disruption and significant cost increases in our established patterns for sourcing our merchandise, and creates increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes in tariffs, quotas, trade relationships, or tax provisions that reduce the supply or increase the relative cost of goods produced in China and other countries could significantly increase our cost of goods and/or increase our effective tax rate. Although such changes would have implications across the entire retail sector, we may fail to effectively adapt and manage the adjustments in sourcing strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in laws and policies, as we make business decisions in the face of uncertainty as to potential changes, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues and expenses, increase our effective tax rates, and reduce our profitability and market share.

STRATEGIC RISKS

We are subject to risks associated with importing and selling merchandise produced in other countries.
Risks in importing and selling such merchandise include increased tariffs and more stringent quotas, economic and supply chain disruptions, uncertainties and adverse economic conditions (including shipping capacity limitations, cost increases, inflation, recession, and exchange rate fluctuations), foreign government regulations, employment and labor matters, concerns relating to human rights, working conditions, and other issues in factories or countries where merchandise is produced, transparency of sourcing and supply chains, exposure on product warranty and intellectual property issues, consumer perceptions of the safety of imported merchandise, geopolitical conflict (including wars and fears of war), political unrest, natural disasters, regulations to address climate change, and trade restrictions.

A predominant portion of the apparel, shoes, home-related merchandise, and other goods we sell (even when we purchase it domestically, often as excess inventory sold to us by a domestic vendor) is originally manufactured in other countries. In addition, we directly source a portion of the products sold in our stores from foreign vendors, predominantly in China. We also buy products that originate from foreign sources indirectly through domestic vendors and manufacturers’ representatives. More than half of the merchandise we sell is originally manufactured in China. Although our foreign purchases of merchandise are negotiated and paid for in U.S. dollars, increased tariffs or other import duties on goods imported into the United States, or decreases in the value of the U.S. dollar relative to foreign currencies, could increase the cost of products we purchase from overseas vendors and from domestic vendors who are reselling foreign-produced goods. When we are the importer of record, we may be subject to regulatory or other requirements similar to those applicable to a manufacturer.

To the extent that our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption, delay, or increase in the cost of imports, including imposition of import or other restrictions such as product detention, war, acts of terrorism, natural disasters, or public health issues could adversely affect our business. The flow of merchandise from our vendors could also be adversely affected by global shipping capacity limitations, labor stoppages, or by financial or political instability in any of the countries in which the goods we purchase are manufactured. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products we sell could also affect the importation of those products and could increase the cost and reduce the supply of products available to us. We cannot predict whether China or any of the other countries from which our products are sourced, or in which our products are currently manufactured or may be manufactured in the future, will be subject to increased tariffs or trade restrictions imposed by the U.S. or foreign governments or the likelihood, type, or effect of any such restrictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2025 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
Period
February
(2/2/2025 -3/1/2025)	—	$0.00	—	$1,050,020
March
(3/2/2025-4/5/2025)	1,457,767	$125.95	975,411	$926,040
April
(4/6/2025- 5/3/2025)	1,008,676	$137.85	1,004,809	$787,500
Total	2,466,443	$130.82	1,980,220	$787,500
1 We acquired 486,000 shares of treasury stock during the quarter ended May 3, 2025. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

In March 2024, our Board of Directors approved a two-year program to repurchase up to $2.1 billion of our common stock through fiscal 2025.

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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2023), incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Ross Stores, Inc. on March 14, 2023.

10.1	Form of Executive Employment Agreement for Executive Officers (CA).

10.2	Form of Executive Employment Agreement for Executive Officers (NON-CA).

10.3	Executive Employment Agreement with Michael Hartshorn.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 10, 2025.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 10, 2025	By:	/s/Jeffrey P. Burrill
Jeffrey P. Burrill
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)