Form 10-Q
period 2025-08-02
ROSS STORES, INC.
filed 2025-09-10
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 02, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:	0-14678
Ross Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware			94-1390387
(State or other jurisdiction of incorporation or			(I.R.S. Employer Identification No.)
organization)

5130 Hacienda Drive,	Dublin,	California	94568
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code			(925)	965-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $.01	ROST	Nasdaq Global Select Market

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 15, 2025 was 325,226,266.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
($000, except per share data, unaudited)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Sales	$5,529,152	$5,287,519	$10,514,123	$10,145,586

Costs and Expenses
Cost of goods sold	4,002,167	3,791,929	7,583,533	7,282,601
Selling, general and administrative	888,711	836,357	1,685,846	1,612,639

Operating income	638,274	659,233	1,244,744	1,250,346
Interest income, net	(32,346)	(43,350)	(66,755)	(89,300)
Earnings before taxes	670,620	702,583	1,311,499	1,339,646
Provision for taxes on earnings	162,625	175,435	324,255	324,508
Net earnings	$507,995	$527,148	$987,244	$1,015,138

Earnings per share
Basic	$1.57	$1.60	$3.05	$3.07
Diluted	$1.56	$1.59	$3.03	$3.05

Weighted-average shares outstanding (000)
Basic	323,000	329,392	323,938	330,325
Diluted	324,796	331,511	325,909	332,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
($000, unaudited)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net earnings	$507,995	$527,148	$987,244	$1,015,138

Other comprehensive income	—	—	—	—
Comprehensive income	$507,995	$527,148	$987,244	$1,015,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	August 2, 2025	February 1, 2025	August 3, 2024
Assets
Current Assets
Cash and cash equivalents	$3,847,016	$4,730,744	$4,668,137
Accounts receivable	210,520	144,482	181,918
Merchandise inventory	2,608,485	2,444,513	2,490,558
Prepaid expenses and other	259,815	218,957	254,370
Total current assets	6,925,836	7,538,696	7,594,983

Property and Equipment
Land and buildings	1,821,855	1,493,496	1,486,214
Fixtures and equipment	4,883,392	4,521,044	4,341,764
Leasehold improvements	1,727,314	1,701,340	1,607,226
Construction-in-progress	394,493	807,256	694,574
	8,827,054	8,523,136	8,129,778
Less accumulated depreciation and amortization	4,920,714	4,730,733	4,546,243
Property and equipment, net	3,906,340	3,792,403	3,583,535

Operating lease assets	3,374,582	3,294,858	3,234,180
Other long-term assets	288,761	279,375	265,323
Total assets	$14,495,519	$14,905,332	$14,678,021

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,205,613	$2,126,317	$2,217,227
Accrued expenses and other	655,218	626,490	639,703
Current operating lease liabilities	716,162	703,337	691,036
Accrued payroll and benefits	315,893	462,284	353,980
Income taxes payable	—	43,666	23,266
Current portion of long-term debt	499,122	699,731	949,028
Total current liabilities	4,392,008	4,661,825	4,874,240

Long-term debt	1,017,218	1,515,080	1,513,826
Non-current operating lease liabilities	2,835,481	2,764,281	2,710,239
Other long-term liabilities	279,258	267,911	254,487
Deferred income taxes	238,985	187,040	194,697

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 325,531,000, 328,813,000 and 332,075,000 shares, respectively	3,255	3,288	3,321
Additional paid-in capital	2,170,734	2,097,110	2,024,822
Treasury stock	(783,830)	(719,410)	(705,046)
Retained earnings	4,342,410	4,128,207	3,807,435
Total stockholders’ equity	5,732,569	5,509,195	5,130,532
Total liabilities and stockholders’ equity	$14,495,519	$14,905,332	$14,678,021
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended August 2, 2025

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at February 1, 2025	328,813	$3,288	$2,097,110	$(719,410)	$4,128,207	$5,509,195
Net earnings	—	—	—	—	479,249	479,249
Common stock issued under stock plans, net of shares used for tax withholding	551	6	6,137	(60,131)	—	(53,988)
Stock-based compensation	—	—	39,296	—	—	39,296
Common stock repurchased, inclusive of excise tax	(1,980)	(20)	(11,010)	—	(253,344)	(264,374)
Dividends declared ($0.4050 per share)	—	—	—	—	(133,300)	(133,300)
Balance at May 3, 2025	327,384	$3,274	$2,131,533	$(779,541)	$4,220,812	$5,576,078
Net earnings	—	—	—	—	507,995	507,995
Common stock issued under stock plans, net of shares used for tax withholding	75	1	6,236	(4,289)	—	1,948
Stock-based compensation	—	—	43,943	—	—	43,943
Common stock repurchased, inclusive of excise tax	(1,928)	(20)	(10,978)	—	(254,060)	(265,058)
Dividends declared ($0.4050 per share)	—	—	—	—	(132,337)	(132,337)
Balance at August 2, 2025	325,531	$3,255	$2,170,734	$(783,830)	$4,342,410	$5,732,569

	Six Months Ended August 3, 2024

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at February 3, 2024	335,172	$3,352	$1,952,625	$(633,318)	$3,548,667	$4,871,326
Net earnings	—	—	—	—	487,990	487,990
Common stock issued under stock plans, net of shares used for tax withholding	642	6	6,218	(70,480)	—	(64,256)
Stock-based compensation	—	—	40,447	—	—	40,447
Common stock repurchased, inclusive of excise tax	(1,892)	(19)	(9,368)	—	(254,870)	(264,257)
Dividends declared ($0.3675 per share)	—	—	—	—	(123,298)	(123,298)
Balance at May 4, 2024	333,922	$3,339	$1,989,922	$(703,798)	$3,658,489	$4,947,952
Net earnings	—	—	—	—	527,148	527,148
Common stock issued under stock plans, net of shares used for tax withholding	(7)	—	6,194	(1,248)	—	4,946
Stock-based compensation	—	—	38,021	—	—	38,021
Common stock repurchased, inclusive of excise tax	(1,840)	(18)	(9,315)	—	(255,749)	(265,082)
Dividends declared ($0.3675 per share)	—	—	—	—	(122,453)	(122,453)
Balance at August 3, 2024	332,075	$3,321	$2,024,822	$(705,046)	$3,807,435	$5,130,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	August 2, 2025	August 3, 2024
Cash Flows From Operating Activities
Net earnings	$987,244	$1,015,138
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	242,337	217,781
Stock-based compensation	83,239	78,468
Deferred income taxes	51,945	(1,541)
Change in assets and liabilities:
Merchandise inventory	(163,972)	(298,338)
Other current assets	(92,049)	(81,363)
Accounts payable	101,937	271,582
Other current liabilities	(83,135)	(197,585)
Income taxes	(54,139)	(46,708)
Operating lease assets and liabilities, net	4,301	6,962
Other long-term, net	369	(3,354)
Net cash provided by operating activities	1,078,077	961,042

Cash Flows From Investing Activities
Additions to property and equipment	(409,105)	(333,735)
Net cash used in investing activities	(409,105)	(333,735)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	12,380	12,418
Treasury stock purchased	(64,420)	(71,728)
Repurchase of common stock	(525,021)	(524,979)
Excise tax paid on repurchase of common stock	(9,443)	—
Dividends paid	(265,637)	(245,751)
Payment of long-term debt	(700,000)	—
Net cash used in financing activities	(1,552,141)	(830,040)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(883,169)	(202,733)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,796,462	4,935,441
End of period	$3,913,293	$4,732,708

Supplemental Cash Flow Disclosures
Interest paid	$35,939	$40,158
Income taxes paid, net	$326,449	$372,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 2, 2025 and August 3, 2024
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of August 2, 2025 and August 3, 2024, and the results of operations, comprehensive income, and stockholders’ equity for the three and six month periods ended August 2, 2025 and August 3, 2024, and the cash flows for the six month periods ended August 2, 2025 and August 3, 2024. The Condensed Consolidated Balance Sheet as of February 1, 2025, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income, and stockholders’ equity for the three and six month periods ended August 2, 2025 and August 3, 2024, and the cash flows for the six month periods ended August 2, 2025 and August 3, 2024 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. The fiscal years ending January 31, 2026 and February 1, 2025 are referred to as fiscal 2025 and fiscal 2024, respectively, and are both 52-week years. The three month periods ended August 2, 2025 and August 3, 2024 are referred to as the second quarter of fiscal 2025 and fiscal 2024, respectively.

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

The Company uses standby letters of credit in addition to a funded trust to collateralize certain insurance obligations. The standby letters of credit are collateralized by restricted cash. As of August 2, 2025, February 1, 2025, and August 3, 2024, the Company had $1.0 million, $1.8 million, and $2.2 million, respectively, in standby letters of credit outstanding. As of August 2, 2025, February 1, 2025, and August 3, 2024, the Company had $65.3 million, $63.9 million, and $62.4 million, respectively, in a collateral trust.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets, that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	August 2, 2025	February 1, 2025	August 3, 2024
Cash and cash equivalents	$3,847,016	$4,730,744	$4,668,137
Restricted cash and cash equivalents included in:
Prepaid expenses and other	17,232	17,087	14,851
Other long-term assets	49,045	48,631	49,720
Total restricted cash and cash equivalents	66,277	65,718	64,571
Total cash, cash equivalents, and restricted cash and cash equivalents	$3,913,293	$4,796,462	$4,732,708
Property and equipment. As of August 2, 2025 and August 3, 2024, the Company had $32.7 million and $33.9 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets. Depreciation and amortization expense on property and equipment for the three and six month periods ended August 2, 2025 and August 3, 2024 were as follows:

	Three Months Ended		Six Months Ended
($000)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Depreciation and amortization expense	$126,399	$108,595	$242,337	$217,781

Operating leases. Operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) for the six month periods ended August 2, 2025 and August 3, 2024 were $427.4 million and $440.6 million, respectively.

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

All outstanding payments owed under the SCF program are recorded within Accounts payable in the Condensed Consolidated Balance Sheets. The Company accounts for all payments made under the SCF program as a reduction to operating cash flows in Accounts payable within the Condensed Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the SCF program and included in Accounts payable were $186.8 million, $159.2 million, and $182.5 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively.

Cash dividends. On August 20, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.4050 per common share, payable on September 30, 2025. The Company’s Board of Directors declared a quarterly cash dividend of $0.4050 per common share in March and May 2025, and $0.3675 per common share in March, May, August, and November 2024.

Stock repurchases. In March 2024, the Company’s Board of Directors approved a two-year stock repurchase program to repurchase up to $2.1 billion of the Company’s common stock through fiscal 2025. During the six month period ended August 2, 2025, the Company repurchased 3.9 million shares of common stock for $525.0 million (excluding excise tax) under this program. As of August 2, 2025, there was $525.0 million available for repurchase under this program. During the six month period ended August 3, 2024, the Company repurchased 3.7 million shares of common stock for $525.0 million (excluding excise tax) under this program.

Stock repurchased for tax withholding is considered treasury stock which is available for reissuance. During the three and six month periods ended August 2, 2025, shares purchased by the Company for tax withholding totaled 32,000 and 518,000, respectively. During the three and six month periods ended August 3, 2024, shares purchased by the Company for tax withholding totaled 9,000 and 494,000, respectively.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of August 2, 2025.

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

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and six month periods ended August 2, 2025 and August 3, 2024:

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Home Accents and Bed and Bath	23%	24%	24%	25%
Ladies	23%	23%	23%	23%
Men’s	17%	17%	16%	16%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	14%	15%	14%
Shoes	13%	13%	13%	13%
Children’s	9%	9%	9%	9%
Total	100%	100%	100%	100%

Interest income, net. The table below shows the components of interest income, net for the three and six month periods ended August 2, 2025 and August 3, 2024:

	Three Months Ended		Six Months Ended
($000)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Interest income	$(40,326)	$(60,282)	$(87,194)	$(123,500)
Capitalized interest	(2,963)	(4,577)	(8,367)	(8,842)
Other interest expense	392	367	792	725
Interest expense on long-term debt	10,551	21,142	28,014	42,317
Interest income, net	$(32,346)	$(43,350)	$(66,755)	$(89,300)

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

The fair value of the Company’s financial instruments are as follows:

($000)	August 2, 2025	February 1, 2025	August 3, 2024
Cash and cash equivalents (Level 1)	$3,847,016	$4,730,744	$4,668,137
Restricted cash and cash equivalents (Level 1)	$66,277	$65,718	$64,571

The underlying assets in the Company’s nonqualified deferred compensation program as of August 2, 2025, February 1, 2025, and August 3, 2024 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	August 2, 2025	February 1, 2025	August 3, 2024
Nonqualified deferred compensation program (Level 1)	$204,363	$196,786	$181,855

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

Restricted stock awards and performance awards (including the PRSU) are collectively referred to as stock awards.

A summary of stock awards activity for the six month period ended August 2, 2025, is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at February 1, 2025	4,157	$117.02
Awarded	1,025	136.66
Released	(1,190)	111.40
Forfeited	(85)	119.27
Unvested at August 2, 2025	3,907	$123.84

The 51,164 PRSU shares awarded in fiscal 2024 all remain unvested as of August 2, 2025. The weighted-average grant date fair value of the PRSU shares was $135.83.

The unamortized stock awards compensation expense at August 2, 2025 was $278.2 million, which is expected to be recognized over a weighted-average remaining period of 1.9 years. The unamortized stock award compensation expense at August 3, 2024 was $235.7 million, which was expected to be recognized over a weighted-average remaining period of 1.9 years.

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

For the three and six month periods ended August 2, 2025 and August 3, 2024, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Restricted stock	$27,200	$21,676	$53,549	$44,910
Performance awards	15,643	15,252	27,505	31,366
Employee stock purchase plan	1,100	1,093	2,185	2,192
Total	$43,943	$38,021	$83,239	$78,468

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and six month periods ended August 2, 2025 and August 3, 2024 is as follows:

	Three Months Ended		Six Months Ended
Statements of Earnings Classification ($000)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Cost of goods sold	$18,660	$17,066	$36,263	$36,691
Selling, general and administrative	25,283	20,955	46,976	41,777
Total	$43,943	$38,021	$83,239	$78,468

The tax benefits related to stock-based compensation expense for the three and six month periods ended August 2, 2025 were $7.2 million and $13.8 million, respectively. The tax benefits related to stock-based compensation expense for the three and six month periods ended August 3, 2024 were $7.1 million and $15.0 million, respectively.

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

Shares are excluded from the calculation of diluted EPS if their effect would have been anti-dilutive to the calculation of diluted EPS. For the three and six month periods ended August 2, 2025, approximately 28,000 and 57,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively. For the three and six month periods ended August 3, 2024, approximately 2,000 and 3,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
August 2, 2025
Shares	323,000	1,796	324,796	323,938	1,971	325,909
Amount	$1.57	$(0.01)	$1.56	$3.05	$(0.02)	$3.03

August 3, 2024
Shares	329,392	2,119	331,511	330,325	2,295	332,620
Amount	$1.60	$(0.01)	$1.59	$3.07	$(0.02)	$3.05

Note E: Debt

Senior Notes. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	August 2, 2025	February 1, 2025	August 3, 2024
3.375% Senior Notes due 2024	$—	$—	$249,943
4.600% Senior Notes due 2025	—	699,731	699,085
0.875% Senior Notes due 2026	499,122	498,503	497,885
4.700% Senior Notes due 2027	241,003	240,778	240,555
4.800% Senior Notes due 2030	133,043	132,953	132,864
1.875% Senior Notes due 2031	496,676	496,390	496,105
5.450% Senior Notes due 2050	146,496	146,456	146,417
Total long-term debt[1]	$1,516,340	$2,214,811	$2,462,854

Less: current portion	$499,122	$699,731	$949,028
Total due beyond one year	$1,017,218	$1,515,080	$1,513,826

[1] Net of unamortized discounts and debt issuance costs of $8.7 million, $10.2 million, and $12.1 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

In April 2025, the Company repaid at maturity the $700 million principal amount of the 4.600% Senior Notes.

The aggregate fair value of the remaining five outstanding series of Senior Notes was approximately $1.4 billion as of August 2, 2025. The aggregate fair value of the six then outstanding series of Senior Notes was approximately $2.1 billion as of February 1, 2025. The aggregate fair value of the seven then outstanding series of Senior Notes was approximately $2.4 billion as of August 3, 2024. The fair value is estimated by obtaining comparable market quotes, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Revolving credit facilities. In June 2025, the Company entered into a new, $1.3 billion senior unsecured revolving credit facility (the “2025 Credit Facility”), which replaced its previous $1.3 billion unsecured credit facility. The 2025 Credit Facility expires in June 2030 and may be extended at the Company’s request for up to two additional one-year periods subject to customary conditions. The 2025 Credit Facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing the Company to increase the size of its Credit Facility by up to an additional $700 million, with the agreement of the committing lenders. Interest on borrowings under this Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin, and is payable quarterly and upon maturity.

The 2025 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of August 2, 2025, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

Note F: Taxes on Earnings

The Company’s effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities. The Company’s effective tax rates for the three month periods ended August 2, 2025 and August 3, 2024 were approximately 24% and 25%, respectively. The one percent decrease in the effective tax rate for the three month period ended August 2, 2025 compared to the three month period ended August 3, 2024 was primarily due to the resolution of tax positions with various tax authorities. The Company’s effective tax rates for the six month periods ended August 2, 2025 and August 3, 2024 were approximately 25% and 24%, respectively. The one percent increase in the effective tax rate for the six month period ended August 2, 2025 compared to the six month period ended August 3, 2024 was primarily due to the tax effects associated with stock-based compensation.

As of August 2, 2025, February 1, 2025, and August 3, 2024, the reserves for unrecognized tax benefits were $66.5 million, $62.2 million, and $63.2 million, inclusive of $8.9 million, $7.9 million, and $8.0 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $52.8 million would impact the Company’s effective tax rate. It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $9.7 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

In July 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14.”, also known as “One Big Beautiful Bill Act” (“OBBBA”), was signed into law. The OBBBA made several changes to business tax provisions including the reinstatement of 100% bonus depreciation and immediate expensing of domestic research and development expenditures. As of August 2, 2025, the OBBBA resulted in an increase to the Company’s deferred tax liability balance of approximately $30 million primarily due to the reinstatement of 100% bonus depreciation.

Note G: Segment Reporting

The Company has two operating segments: Ross and dd’s DISCOUNTS. Each operating segment’s operations include only activities related to off-price retailing in stores throughout the United States and its territories. The Company determined that the two operating segments share similar economic and other qualitative characteristics and are therefore aggregated into one reportable segment.

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

The financial information below, including the significant expense categories regularly provided to the CODM, is presented for the Company’s reportable segment for the three and six month periods ended August 2, 2025 and August 3, 2024:

	Three Months Ended		Six Months Ended
($000)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Sales	$5,529,152	$5,287,519	$10,514,123	$10,145,586

Costs and Expenses[1]
Cost of goods sold, excluding occupancy costs[2]	3,669,114	3,477,186	6,923,765	6,657,652
Occupancy costs	333,053	314,743	659,768	624,949
Store related costs[3]	752,101	715,869	1,429,515	1,370,337
Other segment items[4]	136,610	120,488	256,331	242,302
Segment operating income	638,274	659,233	1,244,744	1,250,346
Interest income, net[5]	(32,346)	(43,350)	(66,755)	(89,300)
Earnings before taxes	$670,620	$702,583	$1,311,499	$1,339,646

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of August 2, 2025 and August 3, 2024, the related condensed consolidated statements of earnings, comprehensive income, and stockholders’ equity, for the three and six month periods ended August 2, 2025 and August 3, 2024, and cash flows for the six month periods ended August 2, 2025 and August 3, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
September 9, 2025

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,873 locations in 44 states, the District of Columbia, Guam, and Puerto Rico as of August 2, 2025. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 360 dd’s DISCOUNTS stores in 22 states as of August 2, 2025 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Macroeconomic Conditions

The macroeconomic environment continues to be uncertain. Tariffs remain at elevated levels, and we continue to expect broad-based inflationary pressures across the retail industry. Through these ongoing pressures and uncertainty, we continue to remain focused on offering our customers a wide assortment of high-quality, branded merchandise at outstanding values. We expect to continue to make necessary adjustments with our flexible off-price business model to navigate through this uncertain environment and believe we are well-positioned to capture market share while mitigating the impact from these macroeconomic challenges. Despite the ongoing uncertainty in the external environment, we believe that our merchandising and operational strategies enable us to deliver the values our customers have come to expect from us.

Store Openings

We opened 31 new stores in the second quarter of fiscal 2025, which included expansion in new and existing markets. New market entries included several stores in the New York Metro area, as well as our three inaugural stores in Puerto Rico. We opened a total of 50 new stores in the first six months of fiscal 2025 and remain on track to open a total of approximately 90 new stores this year, comprised of about 80 Ross and 10 dd’s DISCOUNTS locations.

Our long-term strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria. We continue to believe that customers’ focus on value and convenience provide opportunities for us to gain market share.

Sales Metrics

Comparable store sales (“comp store sales”) is a metric used by management and across the retail industry to evaluate the performance of existing stores by measuring the change in net sales for a particular period over the comparable prior period of equivalent length. We define comp store sales to be sales from stores that have been open for 14 complete months.

Sales excluded from comp store sales (“non-comp store sales”) consist primarily of sales from new stores that have been open for less than 14 complete months. Non-comp store sales also include sales from stores that are permanently closed (beginning in the month prior to closure) and temporarily closed (i.e., stores that do not have sales for at least two weeks within a fiscal month).

The calculation of comp store sales varies across the retail industry; therefore, our measure of comp store sales may differ from other retailers.

Metrics relating to customer purchasing behavior, such as “traffic” (defined as the number of transactions) and “basket” (defined as average transaction value), may provide additional insight into our comp store sales results (see Sales discussion).

Results of Operations

The following table summarizes our financial results for the three and six month periods ended August 2, 2025 and August 3, 2024:

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Sales
Sales (billions)	$5.5	$5.3	$10.5	$10.1
Sales growth	5%	7%	4%	8%
Comparable store sales growth	2%	4%	1%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.4%	71.7%	72.1%	71.8%
Selling, general and administrative	16.1%	15.8%	16.1%	15.9%

Operating income (as a percent of sales)	11.5%	12.5%	11.8%	12.3%

Interest income, net (as a percent of sales)	(0.6%)	(0.8%)	(0.6%)	(0.9%)

Net earnings (as a percent of sales)	9.2%	10.0%	9.4%	10.0%

Sales. Sales for the three month period ended August 2, 2025 increased $0.2 billion, or 5%, compared to the three month period ended August 3, 2024. This was primarily due to an increase in non-comp store sales of $0.1 billion and the 2% increase in comp store sales of $0.1 billion. The 2% increase in comp store sales reflects an approximate 1% increase in basket and 1% increase in traffic.

Sales for the six month period ended August 2, 2025 increased $0.4 billion, or 4%, compared to the six month period ended August 3, 2024. This was primarily due to an increase in non-comp store sales of $0.3 billion and the 1% increase in comp store sales, or $0.1 billion. The 1% increase in comp store sales is primarily due to an increase in basket.

Our sales mix for the three and six month periods ended August 2, 2025 and August 3, 2024 is shown below:

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Home Accents and Bed and Bath	23%	24%	24%	25%
Ladies	23%	23%	23%	23%
Men’s	17%	17%	16%	16%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	14%	15%	14%
Shoes	13%	13%	13%	13%
Children’s	9%	9%	9%	9%
Total	100%	100%	100%	100%

Cost of goods sold. Cost of goods sold for the three and six month periods ended August 2, 2025 increased $210 million and $301 million, respectively, compared to the three and six month periods ended August 3, 2024 primarily due to the increases in sales.

Cost of goods sold as a percentage of sales for the three month period ended August 2, 2025 increased approximately 70 basis points compared to the three month period ended August 3, 2024, primarily due to a 55 basis point increase in distribution costs mainly due to the deleveraging effect from the opening of our eighth distribution center in Buckeye, Arizona in May 2025 and tariff-related processing costs. Merchandise margin decreased 30 basis points which included the impact of tariffs, and occupancy costs deleveraged 10 basis points. Partially offsetting these higher costs were lower domestic freight costs of 15 basis points and lower buying costs of 10 basis points from lower incentive compensation expense.

Cost of goods sold as a percentage of sales for the six month period ended August 2, 2025 increased approximately 35 basis points compared to the six month period ended August 3, 2024, primarily due to a 35 basis point decrease in merchandise margin which included the impact of tariffs. Distribution costs increased by 30 basis points mainly due to the deleveraging effect from the opening of our eighth distribution center in Buckeye, Arizona in May 2025 and tariff-related processing costs. Occupancy costs deleveraged by 10 basis points. Partially offsetting these higher costs were lower buying costs of 25 basis points from lower incentive compensation expense and lower domestic freight costs of 15 basis points.

Selling, general and administrative expenses. For the three and six month periods ended August 2, 2025, selling, general and administrative expenses (“SG&A”) increased $52 million and $73 million, respectively, compared to the three and six month periods ended August 3, 2024, primarily due to higher store related costs mainly from the increase in sales.

SG&A as a percentage of sales for the three and six month periods ended August 2, 2025 increased by 25 basis points and 15 basis points, respectively, compared to the three and six month periods ended August 3, 2024, primarily due to costs associated with our Chief Executive Officer transition.

Operating income. Operating income as a percentage of sales for the three and six month periods ended August 2, 2025 decreased by 95 basis points and 50 basis points, respectively, compared to the three and six month periods ended August 3, 2024, as both cost of goods sold and SG&A increased as a percentage of sales period over period.

Operating income as a percentage of sales for the second quarter of fiscal 2025 included an approximate 90 basis point negative impact from tariff-related costs. Moving into the second half of fiscal 2025, we expect tariff-related costs will continue to have a negative impact to operating income as a percentage of sales. We also expect continued cost of goods sold deleverage from the opening of our eighth distribution center in Buckeye, Arizona in May 2025.

Interest income, net. For the three and six month periods ended August 2, 2025, interest income, net decreased $11 million and $23 million, respectively, compared to the three and six month periods ended August 3, 2024, primarily due to decreased interest income both from lower average interest rates and from lower average cash balances, which decreased largely due to our repayment at maturity of $700 million of Senior Notes in April 2025 and $250 million of Senior Notes in September 2024. The decrease in interest income was partially offset by lower interest expense due to the repayment of those Senior Notes.

The table below shows the components of interest income, net for the three and six month periods ended August 2, 2025 and August 3, 2024:

	Three Months Ended		Six Months Ended
($000)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Interest income	$(40,326)	$(60,282)	$(87,194)	$(123,500)
Capitalized interest	(2,963)	(4,577)	(8,367)	(8,842)
Other interest expense	392	367	792	725
Interest expense on long-term debt	10,551	21,142	28,014	42,317
Interest income, net	$(32,346)	$(43,350)	$(66,755)	$(89,300)

Taxes on earnings. Our effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities. Our effective tax rates for the three month periods ended August 2, 2025 and August 3, 2024 were approximately 24% and 25%, respectively. The one percent decrease in the effective tax rate for the three month period ended August 2, 2025 compared to the three month period ended August 3, 2024 was primarily due to the resolution of tax positions with various tax authorities. Our effective tax rates for the six month periods ended August 2, 2025 and August 3, 2024 were approximately 25% and 24%, respectively. The one percent increase in the effective tax rate for the six month period ended August 2, 2025 compared to the six month period ended August 3, 2024 was primarily due to the tax effects associated with stock-based compensation.

In July 2025, the OBBBA was signed into law. The OBBBA made several changes to business tax provisions including the reinstatement of 100% bonus depreciation and immediate expensing of domestic research and development expenditures. As of August 2, 2025, the OBBBA resulted in an increase to our deferred tax liability balance of approximately $30 million primarily due to the reinstatement of 100% bonus depreciation.

Earnings per share. Diluted earnings per share for the three month period ended August 2, 2025 was $1.56 compared to $1.59 for the three month period ended August 3, 2024. The $0.03 decrease in the diluted earnings per share for the three month period ended August 2, 2025 was primarily attributable to an approximately 4% decrease in net earnings, partially offset by a 2% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program.

Diluted earnings per share for the six month period ended August 2, 2025 was $3.03 compared to $3.05 for the six month period ended August 3, 2024. The $0.02 decrease in the diluted earnings per share for the six month period ended August 2, 2025 was primarily attributable to an approximately 3% decrease in net earnings, partially offset by a 2% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program.

Earnings for both the three and six month periods ended August 2, 2025 included approximately an $0.11 per share negative impact from tariff-related costs.

Stores. The following table summarizes the stores opened and closed during the three and six month periods ended August 2, 2025 and August 3, 2024:

	Three Months Ended		Six Months Ended
Store Count	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Ross Dress for Less
Beginning of the period	1,847	1,775	1,831	1,764
Opened in the period	28	21	44	32
Closed in the period	(2)	(1)	(2)	(1)
Total Ross Dress for Less stores end of period	1,873	1,795	1,873	1,795
dd’s DISCOUNTS
Beginning of the period	358	352	355	345
Opened in the period	3	3	6	10
Closed in the period	(1)	(2)	(1)	(2)
Total dd’s DISCOUNTS stores end of period	360	353	360	353
Total stores end of period	2,233	2,148	2,233	2,148

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures related to new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under active stock repurchase programs, repay debt as it becomes due, and pay dividends. We repaid at maturity $700 million of our Senior Notes in April 2025. The $500 million principal amount of 0.875% Senior Notes is due in April 2026.

	Six Months Ended
($ millions)	August 2, 2025	August 3, 2024
Cash provided by operating activities	$1,078	$961
Cash used in investing activities	(409)	(334)
Cash used in financing activities	(1,552)	(830)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(883)	$(203)

Operating Activities

Net cash provided by operating activities was $1.1 billion for the six month period ended August 2, 2025. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by the payment of fiscal 2024 incentive bonuses. Net cash provided by operating activities was $961 million for the six month period ended August 3, 2024. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by the payment of fiscal 2023 incentive bonuses.

The increase in cash flow provided by operating activities for the six month period ended August 2, 2025 compared to the same period in the prior fiscal year was primarily driven by lower income taxes paid and lower incentive compensation payments.

Accounts payable leverage (defined as accounts payable divided by merchandise inventory) was 85% and 89% as of August 2, 2025 and August 3, 2024, respectively. The decrease in accounts payable leverage was primarily due to the timing of inventory receipts and related payments versus last year.

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

Changes in packaway inventory levels affect our operating cash flow. As of August 2, 2025 and February 1, 2025, packaway inventory was 38% and 41% of total inventory.

Investing Activities

Net cash used in investing activities was $409 million and $334 million for the six month periods ended August 2, 2025 and August 3, 2024, respectively, and was related to our capital expenditures. Our capital expenditures include costs to open new stores and improve existing stores, build, expand, and improve distribution centers, and for various other expenditures related to our information technology systems and buying and corporate offices.

The change in cash used in investing activities for the six month period ended August 2, 2025, compared to the same period in the prior fiscal year, was primarily due to higher capital expenditures in the current year related to the construction of our next distribution center in Randleman, North Carolina and the opening of new stores.

Capital expenditures for fiscal 2025 are currently projected to be approximately $800 million. Our planned capital expenditures for fiscal 2025 are for costs to open new stores and improve existing stores, investments in our supply chain to support long-term growth, including construction of our next distribution center, investments in our information technology systems, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $1.6 billion for the six month period ended August 2, 2025 primarily resulting from the repayment at maturity of the $700 million principal amount of 4.600% Senior Notes in April 2025, stock repurchases under our stock repurchase program, and dividend payments. Net cash used in financing activities was $830 million for the six month period ended August 3, 2024 primarily resulting from stock repurchases under our stock repurchase program and dividend payments.

Revolving credit facilities. In June 2025, we entered into a new, $1.3 billion 2025 Credit Facility, which replaced our previous $1.3 billion unsecured credit facility. As of August 2, 2025, we had no borrowings or standby letters of credit outstanding under the 2025 Credit Facility, our 2025 Credit Facility remained in place and available, and we were in compliance with the financial covenant. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Senior notes. As of August 2, 2025, we had approximately $1.5 billion of outstanding unsecured Senior Notes, of which $499 million was classified in Current Liabilities on our Condensed Consolidated Balance Sheet for the period ended August 2, 2025. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Other financing activities. In March 2024, our Board of Directors approved a two-year program to repurchase up to $2.1 billion of our common stock through fiscal 2025. During the six month period ended August 2, 2025, we repurchased 3.9 million shares of common stock for $525 million (excluding excise tax) under this program. As of August 2, 2025, there was $525 million available for repurchase under this program.

During the six month periods ended August 2, 2025 and August 3, 2024, we also acquired 0.5 million shares of treasury stock in each period to cover employee tax withholding obligations under our employee equity compensation programs, for aggregate purchase prices of approximately $64 million and $72 million, respectively.

On August 20, 2025, our Board of Directors declared a quarterly cash dividend of $0.4050 per common share, payable on September 30, 2025. The Board of Directors declared a quarterly cash dividend of $0.4050 per common share in March and May 2025, and $0.3675 per common share in March, May, August, and November 2024.

For the six month periods ended August 2, 2025 and August 3, 2024, we paid cash dividends of $265.6 million and $245.8 million, respectively.

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

We ended the second quarter of fiscal 2025 with $3.8 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our new 2025 Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, our bank credit facility, and trade credit are adequate to meet our operating cash needs and to fund our common stock repurchases, planned capital investments, quarterly dividend payments, debt repayments, and interest payments, for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

As of August 2, 2025, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K as of February 1, 2025, other than those which occur in the ordinary course of business.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility and a funded trust to collateralize some of our insurance obligations. As of August 2, 2025, February 1, 2025, and August 3, 2024, we had $1.0 million, $1.8 million, and $2.2 million, respectively, in standby letters of credit outstanding. As of August 2, 2025, February 1, 2025, and August 3, 2024, we had $65.3 million, $63.9 million, and $62.4 million, respectively, held in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Critical Accounting Estimates

During the second quarter of fiscal 2025, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended February 1, 2025.

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
•Uncertainties arising from the macroeconomic environment, including inflation and the price of necessities, high interest rates, housing costs, energy and fuel costs, financial and credit market conditions, recession concerns, geopolitical conditions, government policies and enforcement practices with respect to immigration, and public health and public safety issues may affect consumer confidence, consumer disposable income, and shopping behavior, as well as our costs.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of August 2, 2025.

Interest that is payable on our 2025 Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of August 2, 2025, we had no borrowings outstanding under the 2025 Credit Facility.

As of August 2, 2025, we had outstanding five series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest payments on our cash and cash equivalents and restricted cash and cash equivalents. Changes in interest rates may impact the interest income we recognize in the future.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our financial position, results of operations, cash flows, or the fair values of our cash and cash equivalents and restricted cash and cash equivalents as of and for the three month or six month periods ended August 2, 2025. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the second fiscal quarter of 2025.

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

Consumer spending levels and shopping behaviors for the merchandise we sell are affected by many external macroeconomic factors. In addition to consumer sensitivity to the price points and value differentiation we offer on the merchandise we sell, elevated inflation, including increased fuel and energy costs, food prices, interest rates, housing costs, wage rates, unemployment levels, availability of consumer credit, consumer debt levels, income tax rates and the timing of tax refunds, various government policies and practices (including enforcement practices with respect to immigration, particularly in regions with a relatively high concentration of Hispanic customers, which is an important demographic group within our overall customer base), and the resulting effects on consumers’ disposable income and consumer confidence in future economic conditions all have an impact on consumer spending habits for our merchandise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2025 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
Period
May
(5/4/2025 - 5/31/2025)	445,768	$144.64	445,768	$723,030
June
(6/1/2025 - 7/5/2025)	824,677	$133.64	793,174	$617,110
July
(7/6/2025 - 8/2/2025)	688,923	$133.69	688,923	$525,000
Total	1,959,368	$136.16	1,927,865	$525,000
1 We acquired 32,000 shares of treasury stock during the quarter ended August 2, 2025. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2023), incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Ross Stores, Inc. on March 14, 2023.

10.1	Credit Agreement dated June 27, 2025, among Ross Stores, Inc., various lenders and Bank of America, N.A., as Administrative Agent.

10.2	Form of Notice of Grant of Performance Shares and Form of Performance Share Agreement pursuant to the Ross Stores, Inc. 2017 Equity Incentive Plan.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 9, 2025.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 9, 2025	By:	/s/ Jeffrey P. Burrill
Jeffrey P. Burrill
Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)