Form 10-Q
period 2025-11-01
ROSS STORES, INC.
filed 2025-12-10
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 01, 2025

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on November 14, 2025 was 323,444,928.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
($000, except per share data, unaudited)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Sales	$5,600,946	$5,071,354	$16,115,069	$15,216,940

Costs and Expenses
Cost of goods sold	4,032,446	3,634,283	11,615,979	10,916,884
Selling, general and administrative	920,002	832,855	2,605,848	2,445,494

Operating income	648,498	604,216	1,893,242	1,854,562
Interest income, net	(33,900)	(42,527)	(100,655)	(131,827)
Earnings before taxes	682,398	646,743	1,993,897	1,986,389
Provision for taxes on earnings	170,463	157,935	494,718	482,443
Net earnings	$511,935	$488,808	$1,499,179	$1,503,946

Earnings per share
Basic	$1.59	$1.49	$4.64	$4.56
Diluted	$1.58	$1.48	$4.61	$4.53

Weighted-average shares outstanding (000)
Basic	321,270	327,710	323,049	329,453
Diluted	323,297	329,937	325,054	331,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
($000, unaudited)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net earnings	$511,935	$488,808	$1,499,179	$1,503,946

Other comprehensive income	—	—	—	—
Comprehensive income	$511,935	$488,808	$1,499,179	$1,503,946
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	November 1, 2025	February 1, 2025	November 2, 2024
Assets
Current Assets
Cash and cash equivalents	$4,061,173	$4,730,744	$4,349,262
Accounts receivable	203,891	144,482	176,218
Merchandise inventory	3,128,971	2,444,513	2,859,106
Prepaid expenses and other	235,617	218,957	241,703
Total current assets	7,629,652	7,538,696	7,626,289

Property and Equipment
Land and buildings	1,833,302	1,493,496	1,487,579
Fixtures and equipment	4,958,774	4,521,044	4,428,436
Leasehold improvements	1,788,261	1,701,340	1,637,771
Construction-in-progress	431,577	807,256	749,911
	9,011,914	8,523,136	8,303,697
Less accumulated depreciation and amortization	5,024,667	4,730,733	4,646,018
Property and equipment, net	3,987,247	3,792,403	3,657,679

Operating lease assets	3,498,077	3,294,858	3,349,427
Other long-term assets	299,990	279,375	271,791
Total assets	$15,414,966	$14,905,332	$14,905,186

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,645,234	$2,126,317	$2,346,479
Accrued expenses and other	689,539	626,490	637,332
Current operating lease liabilities	723,512	703,337	699,200
Accrued payroll and benefits	438,989	462,284	459,094
Income taxes payable	23,080	43,666	2,186
Current portion of long-term debt	499,432	699,731	699,407
Total current liabilities	5,019,786	4,661,825	4,843,698

Long-term debt	1,017,540	1,515,080	1,514,452
Non-current operating lease liabilities	2,948,105	2,764,281	2,821,417
Other long-term liabilities	295,257	267,911	265,673
Deferred income taxes	250,276	187,040	196,583

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 323,735,000, 328,813,000 and 330,258,000 shares, respectively	3,237	3,288	3,303
Additional paid-in capital	2,212,220	2,097,110	2,060,801
Treasury stock	(799,288)	(719,410)	(719,410)
Retained earnings	4,467,833	4,128,207	3,918,669
Total stockholders’ equity	5,884,002	5,509,195	5,263,363
Total liabilities and stockholders’ equity	$15,414,966	$14,905,332	$14,905,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended November 1, 2025

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at February 1, 2025	328,813	$3,288	$2,097,110	$(719,410)	$4,128,207	$5,509,195
Net earnings	—	—	—	—	479,249	479,249
Common stock issued under stock plans, net of shares used for tax withholding	551	6	6,137	(60,131)	—	(53,988)
Stock-based compensation	—	—	39,296	—	—	39,296
Common stock repurchased, inclusive of excise tax	(1,980)	(20)	(11,010)	—	(253,344)	(264,374)
Dividends declared ($0.4050 per share)	—	—	—	—	(133,300)	(133,300)
Balance at May 3, 2025	327,384	$3,274	$2,131,533	$(779,541)	$4,220,812	$5,576,078
Net earnings	—	—	—	—	507,995	507,995
Common stock issued under stock plans, net of shares used for tax withholding	75	1	6,236	(4,289)	—	1,948
Stock-based compensation	—	—	43,943	—	—	43,943
Common stock repurchased, inclusive of excise tax	(1,928)	(20)	(10,978)	—	(254,060)	(265,058)
Dividends declared ($0.4050 per share)	—	—	—	—	(132,337)	(132,337)
Balance at August 2, 2025	325,531	$3,255	$2,170,734	$(783,830)	$4,342,410	$5,732,569
Net earnings	—	—	—	—	511,935	511,935
Common stock issued under stock plans, net of shares used for tax withholding	(55)	(1)	6,531	(15,458)	—	(8,928)
Stock-based compensation	—	—	44,943	—	—	44,943
Common stock repurchased, inclusive of excise tax	(1,741)	(17)	(9,988)	—	(254,955)	(264,960)
Dividends declared ($0.4050 per share)	—	—	—	—	(131,557)	(131,557)
Balance at November 1, 2025	323,735	$3,237	$2,212,220	$(799,288)	$4,467,833	$5,884,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Nine Months Ended November 2, 2024

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at February 3, 2024	335,172	$3,352	$1,952,625	$(633,318)	$3,548,667	$4,871,326
Net earnings	—	—	—	—	487,990	487,990
Common stock issued under stock plans, net of shares used for tax withholding	642	6	6,218	(70,480)	—	(64,256)
Stock-based compensation	—	—	40,447	—	—	40,447
Common stock repurchased, inclusive of excise tax	(1,892)	(19)	(9,368)	—	(254,870)	(264,257)
Dividends declared ($0.3675 per share)	—	—	—	—	(123,298)	(123,298)
Balance at May 4, 2024	333,922	$3,339	$1,989,922	$(703,798)	$3,658,489	$4,947,952
Net earnings	—	—	—	—	527,148	527,148
Common stock issued under stock plans, net of shares used for tax withholding	(7)	—	6,194	(1,248)	—	4,946
Stock-based compensation	—	—	38,021	—	—	38,021
Common stock repurchased, inclusive of excise tax	(1,840)	(18)	(9,315)	—	(255,749)	(265,082)
Dividends declared ($0.3675 per share)	—	—	—	—	(122,453)	(122,453)
Balance at August 3, 2024	332,075	$3,321	$2,024,822	$(705,046)	$3,807,435	$5,130,532
Net earnings	—	—	—	—	488,808	488,808
Common stock issued under stock plans, net of shares used for tax withholding	(29)	—	6,351	(14,364)	—	(8,013)
Stock-based compensation	—	—	38,744	—	—	38,744
Common stock repurchased, inclusive of excise tax	(1,788)	(18)	(9,116)	—	(255,833)	(264,967)
Dividends declared ($0.3675 per share)	—	—	—	—	(121,741)	(121,741)
Balance at November 2, 2024	330,258	$3,303	$2,060,801	$(719,410)	$3,918,669	$5,263,363
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
($000, unaudited)	November 1, 2025	November 2, 2024
Cash Flows From Operating Activities
Net earnings	$1,499,179	$1,503,946
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	374,524	329,584
Stock-based compensation	128,182	117,212
Deferred income taxes	63,236	345
Change in assets and liabilities:
Merchandise inventory	(684,458)	(666,886)
Other current assets	(75,708)	(62,793)
Accounts payable	537,559	390,398
Other current liabilities	72,256	(83,300)
Income taxes	(11,270)	(64,016)
Operating lease assets and liabilities, net	780	11,057
Other long-term, net	885	(1,116)
Net cash provided by operating activities	1,905,165	1,474,431

Cash Flows From Investing Activities
Additions to property and equipment	(618,366)	(514,122)
Net cash used in investing activities	(618,366)	(514,122)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	18,910	18,769
Treasury stock purchased	(79,878)	(86,092)
Repurchase of common stock	(787,521)	(787,479)
Excise tax paid on repurchase of common stock	(9,443)	(8,798)
Dividends paid	(397,194)	(367,492)
Payment of long-term debt	(700,000)	(250,000)
Net cash used in financing activities	(1,955,126)	(1,481,092)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(668,327)	(520,783)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,796,462	4,935,441
End of period	$4,128,135	$4,414,658

Supplemental Cash Flow Disclosures
Interest paid	$55,778	$80,316
Income taxes paid, net	$442,751	$546,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended November 1, 2025 and November 2, 2024
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of November 1, 2025 and November 2, 2024, and the results of operations, comprehensive income, and stockholders’ equity for the three and nine month periods ended November 1, 2025 and November 2, 2024, and the cash flows for the nine month periods ended November 1, 2025 and November 2, 2024. The Condensed Consolidated Balance Sheet as of February 1, 2025, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income, and stockholders’ equity for the three and nine month periods ended November 1, 2025 and November 2, 2024, and the cash flows for the nine month periods ended November 1, 2025 and November 2, 2024 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. The fiscal years ending January 31, 2026 and February 1, 2025 are referred to as fiscal 2025 and fiscal 2024, respectively, and are both 52-week years. The three month periods ended November 1, 2025 and November 2, 2024 are referred to as the third quarter of fiscal 2025 and fiscal 2024, respectively.

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

The Company uses standby letters of credit in addition to a funded trust to collateralize certain insurance obligations. The standby letters of credit are collateralized by restricted cash. As of November 1, 2025, February 1, 2025, and November 2, 2024, the Company had $1.0 million, $1.8 million, and $2.2 million, respectively, in standby letters of credit outstanding. As of November 1, 2025, February 1, 2025, and November 2, 2024, the Company had $66.0 million, $63.9 million, and $63.2 million, respectively, in a collateral trust.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets, that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	November 1, 2025	February 1, 2025	November 2, 2024
Cash and cash equivalents	$4,061,173	$4,730,744	$4,349,262
Restricted cash and cash equivalents included in:
Prepaid expenses and other	17,410	17,087	15,041
Other long-term assets	49,552	48,631	50,355
Total restricted cash and cash equivalents	66,962	65,718	65,396
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,128,135	$4,796,462	$4,414,658
Property and equipment. As of November 1, 2025 and November 2, 2024, the Company had $36.6 million and $39.5 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets. Depreciation and amortization expense on property and equipment for the three and nine month periods ended November 1, 2025 and November 2, 2024 were as follows:

	Three Months Ended		Nine Months Ended
($000)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Depreciation and amortization expense	$132,187	$111,803	$374,524	$329,584

Operating leases. Operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) for the nine month periods ended November 1, 2025 and November 2, 2024 were $729.1 million and $725.1 million, respectively.

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

All outstanding payments owed under the SCF program are recorded within Accounts payable in the Condensed Consolidated Balance Sheets. The Company accounts for all payments made under the SCF program as a reduction to operating cash flows in Accounts payable within the Condensed Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the SCF program and included in Accounts payable were $188.5 million, $159.2 million, and $148.8 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively.

Cash dividends. On November 19, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.4050 per common share, payable on December 31, 2025. The Company’s Board of Directors declared quarterly cash dividends of $0.4050 per common share in March, May, and August 2025, and $0.3675 per common share in March, May, August, and November 2024.

Stock repurchases. In March 2024, the Company’s Board of Directors approved a two-year stock repurchase program to repurchase up to $2.1 billion of the Company’s common stock through fiscal 2025. During the nine month period ended November 1, 2025, the Company repurchased 5.6 million shares of common stock for $787.5 million (excluding excise tax) under this program. As of November 1, 2025, there was $262.5 million available for repurchase under this program. During the nine month period ended November 2, 2024, the Company repurchased 5.5 million shares of common stock for $787.5 million (excluding excise tax) under this program.

Stock repurchased for tax withholding is considered treasury stock which is available for reissuance. During the three and nine month periods ended November 1, 2025, shares purchased by the Company for tax withholding totaled 0.1 million and 0.6 million, respectively. During the three and nine month periods ended November 2, 2024, shares purchased by the Company for tax withholding totaled 0.1 million and 0.6 million, respectively.

Litigation, claims, and assessments. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of November 1, 2025.

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

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and nine month periods ended November 1, 2025 and November 2, 2024:

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Home Accents and Bed and Bath	25%	25%	24%	25%
Ladies	23%	23%	23%	23%
Men’s	16%	16%	16%	16%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	14%	15%	14%
Shoes	13%	13%	13%	13%
Children’s	9%	9%	9%	9%
Total	100%	100%	100%	100%

Interest income, net. The table below shows the components of interest income, net for the three and nine month periods ended November 1, 2025 and November 2, 2024:

	Three Months Ended		Nine Months Ended
($000)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Interest income	$(42,871)	$(57,922)	$(130,065)	$(181,422)
Capitalized interest	(1,979)	(5,047)	(10,346)	(13,889)
Other interest expense	381	417	1,173	1,142
Interest expense on long-term debt	10,569	20,025	38,583	62,342
Interest income, net	$(33,900)	$(42,527)	$(100,655)	$(131,827)

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. It requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation and the amount of income taxes paid as well as additional income tax related amounts. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with prospective or retrospective application permitted. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

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

The fair value of the Company’s financial instruments are as follows:

($000)	November 1, 2025	February 1, 2025	November 2, 2024
Cash and cash equivalents (Level 1)	$4,061,173	$4,730,744	$4,349,262
Restricted cash and cash equivalents (Level 1)	$66,962	$65,718	$65,396

The underlying assets in the Company’s nonqualified deferred compensation program as of November 1, 2025, February 1, 2025, and November 2, 2024 (included in Other long-term assets and in Other long-term liabilities) primarily consist of participant-directed money market, stock, and bond funds. The fair value measurement for funds with quoted market prices in active markets (Level 1) are as follows:

($000)	November 1, 2025	February 1, 2025	November 2, 2024
Nonqualified deferred compensation program (Level 1)	$215,469	$196,786	$189,522

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

In fiscal 2024, the Company granted a performance-conditioned restricted stock unit award (“PRSU”) in connection with the hiring of its Chief Executive Officer. The PRSU is subject to vesting based on both service and market-based conditions, over a period that ends in March 2029.

Restricted stock awards and performance awards (including the PRSU) are collectively referred to as stock awards.

A summary of stock awards activity for the nine month period ended November 1, 2025, is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at February 1, 2025	4,157	$117.02
Awarded	1,091	137.53
Released	(1,406)	113.65
Forfeited	(154)	120.27
Unvested at November 1, 2025	3,688	$124.23

The 51,164 PRSU shares awarded in fiscal 2024 all remain unvested as of November 1, 2025. The weighted-average grant date fair value of the PRSU shares was $135.83.

The unamortized stock awards compensation expense at November 1, 2025 was $235.9 million, which is expected to be recognized over a weighted-average remaining period of 1.7 years. The unamortized stock award compensation expense at November 2, 2024 was $200.7 million, which was expected to be recognized over a weighted-average remaining period of 1.8 years.

Employee stock purchase plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible employees participating in the quarterly offering period can choose to have up to the lesser of 10% of their annual base earnings or the Internal Revenue Service (“IRS”) annual share purchase limit of $25,000 in aggregate market value withheld to purchase the Company’s common stock. The purchase price of the stock is 85% of the closing market price on the date of purchase. Purchases occur on a quarterly basis (on the last trading day of each calendar quarter). The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

For the three and nine month periods ended November 1, 2025 and November 2, 2024, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
($000)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Restricted stock	$23,969	$22,781	$77,518	$67,691
Performance awards	19,821	14,842	47,326	46,208
Employee stock purchase plan	1,153	1,121	3,338	3,313
Total	$44,943	$38,744	$128,182	$117,212

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and nine month periods ended November 1, 2025 and November 2, 2024 is as follows:

	Three Months Ended		Nine Months Ended
Statements of Earnings Classification ($000)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Cost of goods sold	$18,357	$19,125	$54,620	$55,816
Selling, general and administrative	26,586	19,619	73,562	61,396
Total	$44,943	$38,744	$128,182	$117,212

The tax benefits related to stock-based compensation expense for the three and nine month periods ended November 1, 2025 were $7.3 million and $21.1 million, respectively. The tax benefits related to stock-based compensation expense for the three and nine month periods ended November 2, 2024 were $7.2 million and $22.2 million, respectively.

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

Shares are excluded from the calculation of diluted EPS if their effect would have been anti-dilutive to the calculation of diluted EPS. For the three and nine month periods ended November 1, 2025, approximately 7,000 and 20,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively. For the three and nine month periods ended November 2, 2024, approximately 5,000 and 4,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Nine Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
November 1, 2025
Shares	321,270	2,027	323,297	323,049	2,005	325,054
Amount	$1.59	$(0.01)	$1.58	$4.64	$(0.03)	$4.61

November 2, 2024
Shares	327,710	2,227	329,937	329,453	2,275	331,728
Amount	$1.49	$(0.01)	$1.48	$4.56	$(0.03)	$4.53

Note E: Debt

Senior Notes. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, consisted of the following:

($000)	November 1, 2025	February 1, 2025	November 2, 2024
4.600% Senior Notes due 2025	—	699,731	699,407
0.875% Senior Notes due 2026	499,432	498,503	498,194
4.700% Senior Notes due 2027	241,116	240,778	240,666
4.800% Senior Notes due 2030	133,088	132,953	132,909
1.875% Senior Notes due 2031	496,819	496,390	496,247
5.450% Senior Notes due 2050	146,517	146,456	146,436
Total long-term debt[1]	$1,516,972	$2,214,811	$2,213,859

Less: current portion	$499,432	$699,731	$699,407
Total due beyond one year	$1,017,540	$1,515,080	$1,514,452

[1] Net of unamortized discounts and debt issuance costs of $8.0 million, $10.2 million, and $11.1 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

In April 2025, the Company repaid at maturity the $700 million principal amount of the 4.600% Senior Notes.

The aggregate fair value of the remaining five outstanding series of Senior Notes was approximately $1.4 billion as of November 1, 2025. The aggregate fair value of the six then outstanding series of Senior Notes was approximately $2.1 billion as of both February 1, 2025 and November 2, 2024. The fair value is estimated by obtaining comparable market quotes, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Revolving credit facilities. In June 2025, the Company entered into a $1.3 billion senior unsecured revolving credit facility (the “2025 Credit Facility”), which replaced its previous $1.3 billion unsecured credit facility. The 2025 Credit Facility expires in June 2030 and may be extended at the Company’s request for up to two additional one-year periods subject to customary conditions. The 2025 Credit Facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing the Company to increase the size of its Credit Facility by up to an additional $700 million, with the agreement of the committing lenders. Interest on borrowings under this Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin, and is payable quarterly and upon maturity.

The 2025 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of November 1, 2025, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

Note F: Taxes on Earnings

The Company’s effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities. The Company’s effective tax rate for the three month period ended November 1, 2025 was approximately 25%, compared to approximately 24% for the three month period ended November 2, 2024. The Company’s effective tax rate for the nine month period ended November 1, 2025 was approximately 25%, compared to approximately 24% for the nine month period ended November 2, 2024. The increases in the effective tax rates for the three and nine month periods ended November 1, 2025 compared to the three and nine month periods ended November 2, 2024 were primarily due to the tax effects associated with stock-based compensation.

As of November 1, 2025, February 1, 2025, and November 2, 2024, the reserves for unrecognized tax benefits were $71.7 million, $62.2 million, and $67.1 million, inclusive of $9.9 million, $7.9 million, and $9.0 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $57.1 million would impact the Company’s effective tax rate. It is reasonably possible that certain federal and state tax matters may be concluded or statutes of limitations may lapse during the next 12 months. Accordingly, the total amount of unrecognized tax benefits may decrease by up to $8.9 million. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

The Company is open to audit by the IRS under the statute of limitations for fiscal years 2022 through 2024. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2020 through 2024. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the condensed consolidated financial statements.

In July 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14.”, also known as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law. The OBBBA made several changes to business tax provisions including the reinstatement of 100% bonus depreciation and immediate expensing of domestic research and development expenditures. These changes are not expected to have a material impact on the Company’s income tax provision for fiscal 2025 but are expected to lower the Company’s current year cash tax payments.

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

The Company considers operating income, defined as earnings before interest and taxes, to be the measure of profit or loss for its reportable segment. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Total assets. Segment information is prepared on the same basis that the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), manages the segments. The CODM uses operating income to monitor budget versus actual results, make key operating decisions, perform competitive analysis to the Company’s peers, and make resource allocation decisions.

The financial information below, including the significant expense categories regularly provided to the CODM, is presented for the Company’s reportable segment for the three and nine month periods ended November 1, 2025 and November 2, 2024:

	Three Months Ended		Nine Months Ended
($000)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Sales	$5,600,946	$5,071,354	$16,115,069	$15,216,940

Costs and Expenses[1]
Cost of goods sold, excluding occupancy costs[2]	3,685,711	3,316,632	10,609,476	9,974,284
Occupancy costs	346,735	317,651	1,006,503	942,600
Store-related costs[3]	766,945	712,728	2,196,459	2,083,065
Other segment items[4]	153,057	120,127	409,389	362,429
Segment operating income	648,498	604,216	1,893,242	1,854,562
Interest income, net[5]	(33,900)	(42,527)	(100,655)	(131,827)
Earnings before taxes	$682,398	$646,743	$1,993,897	$1,986,389

[1] Refer to Note A: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for depreciation and amortization expense.
[2] Cost of goods sold, excluding occupancy costs primarily includes merchandise related costs, distribution costs, freight costs, and buying costs.
[3] Store-related costs primarily includes store payroll, other store operating expenses, and advertising costs.
[4] Other segment items primarily includes other general and administrative expenses.
[5] Refer to Note A: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for disclosure of the components of Interest income, net.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of November 1, 2025 and November 2, 2024, the related condensed consolidated statements of earnings, comprehensive income, and stockholders’ equity, for the three and nine month periods ended November 1, 2025 and November 2, 2024, and cash flows for the nine month periods ended November 1, 2025 and November 2, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
December 9, 2025

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption “Forward-Looking Statements” and also those in Part II, Item 1A. Risk Factors of this Form 10-Q, and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal 2024. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for fiscal 2024. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,909 locations in 44 states, the District of Columbia, Guam, and Puerto Rico as of November 1, 2025. Ross offers first-quality, in-season, name brand and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 364 dd’s DISCOUNTS stores in 22 states as of November 1, 2025 that feature a more moderately-priced assortment of first-quality, in-season, name brand apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

The macroeconomic environment continues to be uncertain. Tariffs remain at elevated levels, inflation persists, and geopolitical conditions and other government actions continue to significantly affect the retail industry. Uncertainty surrounding these factors and pressure on household disposable income impacts consumer spending and confidence. Despite the ongoing challenges and uncertainty in the macroeconomic environment, we remain focused on delivering high quality, branded bargains at compelling values to our customers.

Store Openings

We opened 40 new stores in the third quarter of fiscal 2025, consisting of 36 Ross and four dd’s DISCOUNTS stores. These store openings completed our expansion program for fiscal 2025, which added a total of 90 new stores and growth into new markets such as Puerto Rico and the New York Metro area.

Our long-term strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria. We continue to believe that customers’ focus on value and convenience provides opportunities for us to gain market share.

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

Results of Operations

The following table summarizes our financial results for the three and nine month periods ended November 1, 2025 and November 2, 2024:

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Sales
Sales (billions)	$5.6	$5.1	$16.1	$15.2
Sales growth	10%	3%	6%	6%
Comparable store sales growth	7%	1%	3%	3%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.0%	71.7%	72.1%	71.7%
Selling, general and administrative	16.4%	16.4%	16.2%	16.1%

Operating income (as a percent of sales)	11.6%	11.9%	11.7%	12.2%

Interest income, net (as a percent of sales)	(0.6%)	(0.8%)	(0.6%)	(0.9%)

Net earnings (as a percent of sales)	9.1%	9.6%	9.3%	9.9%

Sales. Sales for the three month period ended November 1, 2025 increased $0.5 billion, or 10%, compared to the three month period ended November 2, 2024. This was primarily due to the 7% increase in comp store sales of $0.3 billion and an increase in non-comp store sales of $0.2 billion. The 7% comp store sales increase was driven equally by basket and traffic.

Sales for the nine month period ended November 1, 2025 increased $0.9 billion, or 6%, compared to the nine month period ended November 2, 2024. This was primarily due to an increase in non-comp store sales of $0.5 billion and the 3% increase in comp store sales, or $0.4 billion. The 3% comp store sales increase reflects an approximate 2% increase in basket and 1% increase in traffic.

Our sales mix for the three and nine month periods ended November 1, 2025 and November 2, 2024 is shown below:

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Home Accents and Bed and Bath	25%	25%	24%	25%
Ladies	23%	23%	23%	23%
Men’s	16%	16%	16%	16%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	14%	14%	15%	14%
Shoes	13%	13%	13%	13%
Children’s	9%	9%	9%	9%
Total	100%	100%	100%	100%

Cost of goods sold. Cost of goods sold for the three and nine month periods ended November 1, 2025 increased $0.4 billion and $0.7 billion, respectively, compared to the three and nine month periods ended November 2, 2024, primarily due to the increases in sales.

Cost of goods sold as a percentage of sales for the three month period ended November 1, 2025 increased approximately 35 basis points compared to the three month period ended November 2, 2024, primarily due to a 60 basis point increase in distribution costs mainly due to the deleveraging effect from the opening of our eighth distribution center in Buckeye, Arizona in May 2025 and tariff-related processing costs. Merchandise margin decreased 10 basis points primarily due to tariff-related costs. Partially offsetting these higher costs were lower domestic freight costs of 25 basis points and lower occupancy costs of 10 basis points.

Cost of goods sold as a percentage of sales for the nine month period ended November 1, 2025 increased approximately 35 basis points compared to the nine month period ended November 2, 2024, primarily due to a 40 basis point increase in distribution costs mainly due to the deleveraging effect from the opening of our eighth distribution center in Buckeye, Arizona in May 2025 and tariff-related processing costs. Merchandise margin decreased 30 basis points primarily due to tariff-related costs. Occupancy costs deleveraged by 5 basis points. Partially offsetting these higher costs were lower domestic freight costs and lower buying costs of 20 basis points each.

Selling, general and administrative expenses. For the three and nine month periods ended November 1, 2025, selling, general and administrative expenses (“SG&A”) increased $0.1 billion and $0.2 billion, respectively, compared to the three and nine month periods ended November 2, 2024, primarily due to higher store-related costs.

SG&A as a percentage of sales for the three month period ended November 1, 2025 was flat compared to the three month period ended November 2, 2024. SG&A as a percentage of sales for the nine month period ended November 1, 2025 increased 10 basis points compared to the nine month period ended November 2, 2024, primarily due to costs associated with our Chief Executive Officer transition.

Operating income. Operating income as a percentage of sales for the three and nine month periods ended November 1, 2025 decreased by 35 basis points and 45 basis points, respectively, compared to the three and nine month periods ended November 2, 2024, primarily driven by the increase in cost of goods sold as a percentage of sales period-over-period.

Operating income as a percentage of sales for the three and nine month periods ended November 1, 2025 included negative impacts of approximately 35 basis points and 45 basis points, respectively, primarily due to tariff-related costs.

Interest income, net. For the three and nine month periods ended November 1, 2025, interest income, net decreased $9 million and $31 million, respectively, compared to the three and nine month periods ended November 2, 2024, primarily due to decreased interest income both from lower average interest rates and from lower average cash balances, which decreased largely due to our repayment at maturity of $700 million of Senior Notes in April 2025 and $250 million of Senior Notes in September 2024. The decrease in interest income was partially offset by lower interest expense primarily due to the repayment of those Senior Notes.

The table below shows the components of interest income, net for the three and nine month periods ended November 1, 2025 and November 2, 2024:

	Three Months Ended		Nine Months Ended
($000)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Interest income	$(42,871)	$(57,922)	$(130,065)	$(181,422)
Capitalized interest	(1,979)	(5,047)	(10,346)	(13,889)
Other interest expense	381	417	1,173	1,142
Interest expense on long-term debt	10,569	20,025	38,583	62,342
Interest income, net	$(33,900)	$(42,527)	$(100,655)	$(131,827)

Taxes on earnings. Our effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities. Our effective tax rate for the three month period ended November 1, 2025 was approximately 25%, compared to approximately 24% for the three month period ended November 2, 2024. Our effective tax rate for the nine month period ended November 1, 2025 was approximately 25%, compared to approximately 24% for the nine month period ended November 2, 2024. The increases in the effective tax rates for the three and nine month periods ended November 1, 2025 compared to the three and nine month periods ended November 2, 2024 were primarily due to the tax effects associated with stock-based compensation.

In July 2025, the OBBBA, was signed into law. The OBBBA made several changes to business tax provisions including the reinstatement of 100% bonus depreciation and immediate expensing of domestic research and development expenditures. These changes are not expected to have a material impact on our income tax provision for fiscal 2025 but are expected to lower our current year cash tax payments.

Earnings per share. Diluted earnings per share for the three month period ended November 1, 2025 was $1.58 compared to $1.48 for the three month period ended November 2, 2024. The $0.10, or 7%, increase in the diluted earnings per share for the three month period ended November 1, 2025 was primarily attributable to an approximately 5% increase in net earnings and a 2% reduction in weighted-average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program.

Diluted earnings per share for the nine month period ended November 1, 2025 was $4.61 compared to $4.53 for the nine month period ended November 2, 2024. The $0.08, or 2%, increase in the diluted earnings per share for the nine month period ended November 1, 2025 was primarily attributable to a 2% reduction in weighted-average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program.

Earnings for both the three and nine month periods ended November 1, 2025 included per share negative impacts of approximately $0.05 and $0.16, respectively, due to tariff-related costs.

Stores. The following table summarizes the stores opened and closed during the three and nine month periods ended November 1, 2025 and November 2, 2024:

	Three Months Ended		Nine Months Ended
Store Count	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Ross Dress for Less
Beginning of the period	1,873	1,795	1,831	1,764
Opened in the period	36	43	80	75
Closed in the period	—	(2)	(2)	(3)
Total Ross Dress for Less stores end of period	1,909	1,836	1,909	1,836
dd’s DISCOUNTS
Beginning of the period	360	353	355	345
Opened in the period	4	4	10	14
Closed in the period	—	(1)	(1)	(3)
Total dd’s DISCOUNTS stores end of period	364	356	364	356
Total stores end of period	2,273	2,192	2,273	2,192

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures related to new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under active stock repurchase programs, repay debt as it becomes due, and pay dividends. The $500 million principal amount of our 0.875% Senior Notes is due in April 2026. In April 2025, we repaid at maturity $700 million of our Senior Notes. In the third quarter of fiscal 2024, we repaid at maturity $250 million of 3.357% Senior Notes.

	Nine Months Ended
($ millions)	November 1, 2025	November 2, 2024
Cash provided by operating activities	$1,905	$1,474
Cash used in investing activities	(618)	(514)
Cash used in financing activities	(1,955)	(1,481)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(668)	$(521)

Operating Activities

Net cash provided by operating activities was $1.9 billion for the nine month period ended November 1, 2025. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by the payment of fiscal 2024 incentive bonuses. Net cash provided by operating activities was $1.5 billion for the nine month period ended November 2, 2024. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by the payment of fiscal 2023 incentive bonuses.

The $0.4 billion increase in cash flow provided by operating activities for the nine month period ended November 1, 2025 compared to the same period in the prior fiscal year was primarily driven by higher accounts payable leverage (defined as Accounts payable divided by Merchandise inventory), lower taxes paid, and lower incentive bonus payments. Accounts payable leverage was 85% and 82% as of November 1, 2025 and November 2, 2024, respectively. The increase in accounts payable leverage was primarily due to the timing of inventory receipts and related payments versus last year.

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

Changes in packaway inventory levels affect our operating cash flow. As of November 1, 2025, February 1, 2025, and November 2, 2024 packaway inventory was 36%, 41%, and 38% of total inventory, respectively.

Investing Activities

Net cash used in investing activities was $0.6 billion and $0.5 billion for the nine month periods ended November 1, 2025 and November 2, 2024, respectively, and was related to our capital expenditures. Our capital expenditures include costs to open new stores and improve existing stores, build, expand, and improve distribution centers, and for various other expenditures related to our information technology systems and buying and corporate offices.

The $0.1 billion increase in cash used in investing activities for the nine month period ended November 1, 2025, compared to the same period in the prior fiscal year, was primarily due to higher capital expenditures in the current year related to the construction of our next distribution center in Randleman, North Carolina.

Capital expenditures for fiscal 2025 are currently projected to be approximately $800 million. Our remaining planned capital expenditures for fiscal 2025 are for costs related to existing and future new stores, investment in our supply chain to support long-term growth, including construction of our next distribution center, investment in our information technology systems, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash.

Financing Activities

Net cash used in financing activities was $2.0 billion for the nine month period ended November 1, 2025 primarily resulting from stock repurchases under our stock repurchase program, the repayment at maturity of the $700 million principal amount of 4.600% Senior Notes in April 2025, and dividend payments. Net cash used in financing activities was $1.5 billion for the nine month period ended November 2, 2024 primarily resulting from stock repurchases under our stock repurchase program, dividend payments, and the repayment at maturity of the $250 million principal amount of 3.375% Senior Notes in the third quarter of fiscal 2024.

The $0.5 billion increase in cash used in financing activities for the nine month period ended November 1, 2025, compared to the same period in the prior fiscal year, was primarily due to higher Senior Note repayments.

Revolving credit facilities. In June 2025, we entered into a $1.3 billion 2025 Credit Facility, which replaced our previous $1.3 billion unsecured credit facility. As of November 1, 2025, we had no borrowings or standby letters of credit outstanding under the 2025 Credit Facility, our 2025 Credit Facility remained in place and available, and we were in compliance with the financial covenant. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Senior notes. As of November 1, 2025, we had approximately $1.5 billion of outstanding unsecured Senior Notes, of which $499 million was classified in Current Liabilities on our Condensed Consolidated Balance Sheet for the period ended November 1, 2025. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Other financing activities. In March 2024, our Board of Directors approved a two-year program to repurchase up to $2.1 billion of our common stock through fiscal 2025. During the nine month period ended November 1, 2025, we repurchased 5.6 million shares of common stock for $787.5 million (excluding excise tax) under this program. As of November 1, 2025, there was $262.5 million available for repurchase under this program.

On November 19, 2025, our Board of Directors declared a quarterly cash dividend of $0.4050 per common share, payable on December 31, 2025. The Board of Directors declared quarterly cash dividends of $0.4050 per common share in March, May, and August 2025, and $0.3675 per common share in March, May, August, and November 2024.

For the nine month periods ended November 1, 2025 and November 2, 2024, we paid cash dividends of $397.2 million and $367.5 million, respectively.

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

We ended the third quarter of fiscal 2025 with $4.1 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our 2025 Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, our 2025 Credit Facility, and trade credit are adequate to meet our operating cash needs and to fund our common stock repurchases, planned capital investments, quarterly dividend payments, debt repayments, and interest payments, for at least the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

As of November 1, 2025, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K as of February 1, 2025, other than those which occur in the ordinary course of business.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility and a funded trust to collateralize some of our insurance obligations. As of November 1, 2025, February 1, 2025, and November 2, 2024, we had $1.0 million, $1.8 million, and $2.2 million, respectively, in standby letters of credit outstanding. As of November 1, 2025, February 1, 2025, and November 2, 2024, we had $66.0 million, $63.9 million, and $63.2 million, respectively, held in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Critical Accounting Estimates

During the third quarter of fiscal 2025, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended February 1, 2025.

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

Future impact from inflation, interest rate changes, tariffs, ongoing military conflicts and economic sanctions, climate change, extreme weather, pandemics, natural disasters, and other economic, regulatory, consumer spending, and industry trends that could potentially adversely affect our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Such risks and uncertainties are not limited to but may include:

•Uncertainties arising from the macroeconomic environment, including inflation and the price of necessities, high interest rates, housing costs, energy and fuel costs, financial and credit market conditions, recession concerns, geopolitical conditions, government policies and enforcement practices with respect to immigration, government shutdowns, and public health and public safety issues may affect consumer confidence, consumer disposable income, and shopping behavior, as well as our costs.
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

We may occasionally use forward contracts to hedge against fluctuations in foreign currency prices. We had no outstanding forward contracts as of November 1, 2025.

Interest that is payable on our 2025 Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of November 1, 2025, we had no borrowings outstanding under the 2025 Credit Facility.

As of November 1, 2025, we had outstanding five series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest payments on our cash and cash equivalents and restricted cash and cash equivalents. Changes in interest rates may impact the interest income we recognize in the future.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have had a material negative impact on our financial position, results of operations, cash flows, or the fair values of our cash and cash equivalents and restricted cash and cash equivalents as of and for the three month or nine month periods ended November 1, 2025. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the third fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the third fiscal quarter of 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the third quarter of fiscal 2025 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
Period
August
(8/3/2025 - 8/30/2025)	464,446	$146.59	455,372	$458,260
September
(8/31/2025 - 10/4/2025)	809,394	$149.36	713,966	$351,480
October
(10/5/2025 - 11/1/2025)	571,385	$155.73	571,385	$262,500
Total	1,845,225	$150.64	1,740,723	$262,500
1 We acquired 105,000 shares of treasury stock during the quarter ended November 1, 2025. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

In March 2024, our Board of Directors approved a two-year program to repurchase up to $2.1 billion of our common stock through fiscal 2025.

ITEM 5. OTHER INFORMATION

Insider Adoption of Trading Arrangements:

During the three months ended November 1, 2025, none of our directors or executive officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” except as follows:

On October 10, 2025, Michael J. Hartshorn, Group President and Chief Operating Officer, and a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 49,000 shares of common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on September 30, 2026, or when all shares under the plan are sold.

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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2023), incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Ross Stores, Inc. on March 14, 2023.

10.1	Executive Employment Agreement effective October 1, 2025 between William W. Sheehan II and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated December 9, 2025.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	December 9, 2025	By:	/s/ Jeffrey P. Burrill
Jeffrey P. Burrill
Group Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)