Form 10-K
period 2026-01-31
ROSS STORES, INC.
filed 2026-03-31
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 2, 2025 was $43,685,150,538, based on the closing price on that date as reported by the Nasdaq Global Select Market®. Shares of voting stock held by each director and executive officer have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $.01 par value, outstanding on March 9, 2026 was 322,356,795.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders, which will be filed on or before June 1, 2026, are incorporated herein by reference into Part III.

Ross Stores, Inc.
Form 10-K

PART I

ITEM 1. BUSINESS

Ross Stores, Inc. and its subsidiaries (“we”, “our”, or the “Company”) operate two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®.

Ross is the largest off-price apparel and home fashion chain in the United States, with 1,904 locations in 44 states, the District of Columbia, Guam, and Puerto Rico as of January 31, 2026. Ross offers first-quality, in-season, brand name and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. Ross’ target customers are primarily from middle income households.

We also operate 363 dd’s DISCOUNTS stores in 22 states as of January 31, 2026. dd’s DISCOUNTS features more moderately-priced first-quality, in-season apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day. The typical dd’s DISCOUNTS store is located in an established shopping center in a densely populated urban or suburban neighborhood, and its target customers typically come from households with lower to more moderate incomes.

Both our Ross and dd’s DISCOUNTS brands target value-driven customers. The decisions we make, from merchandising, purchasing, and pricing, to the locations of our stores, are based on these customer profiles. We believe that both brands derive a competitive advantage by offering a wide assortment of product within each of our merchandise categories in organized and easy-to-shop in-store environments.

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

Our fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024 are referred to as fiscal 2025, fiscal 2024, and fiscal 2023, respectively. Fiscal 2025 and 2024 were each 52-week years. Fiscal 2023 was a 53-week year.

Merchandising, Purchasing, and Pricing

We seek to provide our customers with a wide assortment of brand name merchandise that is on trend and fashionable at compelling discounts. New merchandise typically is received from three to six times per week at both Ross and dd’s DISCOUNTS stores. Our buyers review their merchandise assortments on a weekly basis, enabling them to respond to selling trends and buying opportunities in the market. Our merchandising strategy is reflected in our marketing, which emphasizes a strong value message. Our stores offer a “treasure-hunt” shopping experience where customers can find great savings every day on a broad assortment of brand name bargains for the family and the home.

Merchandising. Our merchandising strategy incorporates a combination of off-price buying techniques to purchase advance-of-season, in-season, and past-season merchandise for both Ross and dd’s DISCOUNTS. We believe merchandise with nationally recognized brand names and labels sold at compelling discounts will continue to be an important determinant of our success.

We establish merchandise assortments that we believe are attractive to our target customers. We generally offer a large selection within each classification of our merchandise, with a wide assortment of vendors, labels, prices, colors, styles, and fabrics within each size or item. Our merchandise offerings include apparel, footwear, home accents and furniture, beauty, bed and bath, accessories, gourmet food, toys, luggage, pet accessories, electronics, jewelry and watches, and cookware.

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

Packaway merchandise is purchased with the intent that it will be stored in our warehouses until a later date, which may even be the beginning of the same selling season in the following year. Packaway purchases are an effective method of increasing the percentage of prestige and national brands at competitive savings within our merchandise assortments. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise and its relation to our store merchandise assortment plans. As such, the aging of packaway varies by merchandise category and seasonality of purchase, but typically packaway remains in storage less than six months.

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

At the end of fiscal 2025, we had over 800 merchants for Ross and dd’s DISCOUNTS combined. The Ross and dd’s DISCOUNTS buying organizations are separate, with each organization led by its own chief merchandising officer and supported by teams of merchandise management, buyers, and assistant buyers. Ross and dd’s DISCOUNTS buyers have on average over seven years of experience, including merchandising positions with other retailers. We expect to make continued investments in our merchant organization to further develop our relationships with our manufacturers and vendors. Our ongoing objective is to strengthen our ability to procure the most desirable brands and fashions at competitive discounts.

The off-price buying strategies utilized by our experienced team of merchants enable us to purchase Ross merchandise at net prices that are lower than prices paid by department and specialty stores, and to purchase dd’s DISCOUNTS merchandise at net prices that are lower than prices paid by moderate department and discount stores.

Pricing. We sell brand name merchandise at Ross that is priced 20% to 60% below most department and specialty store regular prices. At dd’s DISCOUNTS, we sell merchandise that is priced 20% to 70% below most moderate department and discount store regular prices. Our pricing is reflected on our price tags, which display our selling price as well as the comparable value for that item in department and specialty stores for Ross merchandise, or in more moderate department and discount stores for dd’s DISCOUNTS merchandise.

Our pricing strategy at Ross differs from that of a department or specialty store. We generally purchase our merchandise at lower prices and mark it up less than a department or specialty store. This strategy enables us to offer customers consistently low prices and compelling value. Our buyers review their departments in our stores for possible markdowns based on the rate of sale on a weekly basis, as well as at the end of fashion seasons, to promote faster turnover of merchandise inventory and to accelerate the flow of fresh product to our stores. A similar pricing strategy is in place at dd’s DISCOUNTS where prices are compared to those in moderate department and discount stores.

Stores

As of January 31, 2026, we operated a total of 2,267 stores, comprised of 1,904 Ross stores and 363 dd’s DISCOUNTS stores. Our stores are located predominantly in community and neighborhood shopping centers in heavily populated urban and suburban areas. Where the size of the market and real estate opportunities permit, our real estate strategy is to cluster Ross stores with the objective to increase our market penetration and to benefit from economies of scale in marketing, distribution, field management, and other costs. When evaluating a new store location, we consider factors such as the availability and quality of potential sites, demographic characteristics, competition, and population density of the local trade area. In addition, we continue to consider opportunistic real estate acquisitions. Where possible, we obtain sites in buildings requiring minimal alterations, allowing us to establish stores in new locations in a relatively short period of time and at reasonable costs in a given market. We do the same for dd’s DISCOUNTS stores.

We believe a key element of our success at both Ross and dd’s DISCOUNTS is our organized and easy-to-shop in-store environment, which allows customers to shop at their own pace. While our stores promote a self-service, treasure-hunt shopping experience, the layouts are designed to enhance customer convenience in their merchandise presentation, dressing rooms, checkout, and merchandise return areas. The selling area in our stores is based on a prototype single floor design with a racetrack aisle layout. A customer can locate desired departments by signs displayed just below the ceiling of each department. We enable our customers to select among sizes and styles through prominent category and sizing markers. Our stores have shopping carts and/or baskets available at the entrance for customer convenience. Cash registers are primarily located at store exits for customer ease and efficient staffing.

We accept a variety of payment methods. We provide refunds or store credit on all merchandise (not used, worn, or altered) returned with a receipt within 30 days. Merchandise returns having a receipt older than 30 days are exchanged or refunded with store credit.

Operating Costs

Consistent with the other aspects of our business strategy, we strive to keep operating costs as low as possible. Among the factors which have enabled us to do this are: labor costs that are generally lower than full-price department and specialty stores, due to a store design that creates a self-service retail format and the utilization of labor saving processes and technologies; economies of scale with respect to general and administrative costs resulting from centralized merchandising, marketing, and purchasing decisions; and flexible store layout criteria which facilitate conversion of existing buildings to our formats.

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

Distribution

We operate distribution processing facilities where we receive and process all merchandise, which is shipped to regional cross-dock facilities located near our stores. Our distribution centers are large, highly automated, and built for our specific off-price business model. We also operate warehouse facilities for packaway storage.

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

Human Capital

As of January 31, 2026, we had approximately 111,000 total associates, which includes both full- and part-time associates in our stores, distribution centers, and buying and corporate offices. Over 85% of these associates worked in our retail stores. Additionally, we hire temporary associates, especially during peak seasons. We have no associates who are covered by a collective bargaining agreement. Management considers the relationship between the Company and our associates to be strong.

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

Talent development. The professional growth and retention of our associates is important to our success as a business. We identify key competencies we believe are critical to our ability to execute our business model and deliver the values our customers expect. We utilize these competencies in the hiring, development, evaluation, and future planning of our teams. We provide training opportunities to help associates grow and build their careers. Our associates, managers, and executives may participate in technical and leadership development activities. We support associates interested in leadership roles by offering opportunities to gain experience and build the skills necessary to advance within the Company.

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

Name	Age	Position
James G. Conroy	56	Chief Executive Officer
Michael J. Hartshorn	58	Group President, Chief Operating Officer
Karen Fleming	59	President, Chief Merchandising Officer – Ross Dress for Less
Karen Sykes	65	President, Chief Merchandising Officer – dd’s DISCOUNTS
Stephen Brinkley	53	President, Operations
William W. Sheehan II	57	Executive Vice President, Chief Financial Officer

Mr. Conroy has served as Chief Executive Officer since 2025 and a member of the Board of Directors since December 2024. He joined the Company as Chief Executive Officer – Elect in December 2024. Previously, he served as President and Chief Executive Officer of Boot Barn Holdings, Inc. from 2012 until November 2024. Before this, Mr. Conroy was with Claire’s Stores, Inc. from 2007 to 2012, where he served as Chief Operating Officer and Interim Co-Chief Executive Officer in 2012, President from 2009 to 2012, and Executive Vice President from 2007 to 2009. From 2001 to 2007, Mr. Conroy served in various consulting roles, including with Kurt Salmon Associates and Deloitte Consulting. Previously, Mr. Conroy held several roles with consumer, entertainment, and consulting companies.

Mr. Hartshorn has served as Group President and Chief Operating Officer since 2019 and member of the Board of Directors since 2021. Previously, he was Group Executive Vice President, Finance and Legal, Chief Financial Officer in 2019; Executive Vice President, Chief Financial Officer from 2018 to 2019; Group Senior Vice President, Chief Financial Officer from 2015 to 2018; Senior Vice President and Chief Financial Officer from 2014 to 2015; and Senior Vice President and Deputy Chief Financial Officer from 2012 to 2014. He was also Group Vice President, Finance and Treasurer from 2011 to 2012, and Vice President, Finance and Treasurer from 2006 to 2011. From 2002 to 2006, he held a number of management roles in the Ross IT and supply chain organizations. He initially joined the Company in 2000 as Director and Assistant Controller. For seven years prior to joining Ross, Mr. Hartshorn held various financial roles at The May Department Stores Company.

Ms. Fleming has served as President and Chief Merchandising Officer, Ross Dress for Less since December 2024 and held a similar role at dd’s DISCOUNTS earlier in that year. Previously, she served as Group Executive Vice President, Merchandising at dd’s DISCOUNTS since 2023 and Executive Vice President, Merchandising at dd’s DISCOUNTS since 2022. From 2018 to 2022, Ms. Fleming served as Group Senior Vice President, Merchandising and as Senior Vice President, Merchandising, from 2015 to 2018. Before this, she held various merchandising positions since joining the Company in 1999.

Ms. Sykes has served as President and Chief Merchandising Officer, dd’s DISCOUNTS since December 2024. Previously, she served as Executive Vice President, Merchandising at Ross Dress for Less since 2022. From 2018 to 2022, Ms. Sykes served as Group Senior Vice President, Merchandising, and as Senior Vice President, Merchandising from 2010 to 2018. Before this, she held various merchandising positions since joining the Company in 1992.

Mr. Brinkley has served as President, Operations since 2023. Prior to joining Ross, he served as President of SportChek, a subsidiary of Canadian Tire Corporation, since 2020 and as Senior Vice President, Stores from 2019 to 2020. Previously, he held roles at Save A Lot Food Stores Ltd. as Executive Vice President and Chief Operating Officer from 2017 to 2019, and as Senior Vice President, Corporate Store Operations since 2017. Before this, he held several store and field management positions during his 14-year tenure at Target Corporation.

Mr. Sheehan has served as Executive Vice President and Chief Financial Officer since October 2025. Previously, he served as Group Senior Vice President, Finance and Deputy Chief Financial Officer since February 2025; Group Senior Vice President, Finance from 2021 to 2025; Senior Vice President, Finance from 2017 to 2021; Group Vice President, Finance and Treasurer from 2014 to 2017; and Group Vice President, Corporate Controller from 2011 to 2014. He initially joined the Company in 2006 as Vice President, Corporate Controller. Prior to joining Ross, Mr. Sheehan held several leadership roles at Lord & Taylor.

ITEM 1A. RISK FACTORS

Our fiscal 2025 Annual Report on Form 10-K and information we provide in our Annual Report to Stockholders, press releases, and other investor communications, including those on our corporate website, may contain forward-looking statements with respect to anticipated future events, our projected future financial performance, operations, competitive position, and our planned growth, that are all subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and from our prior expectations and projections. Refer to Management’s Discussion and Analysis for a more complete identification and discussion of “Forward-Looking Statements.”

Our financial condition, results of operations, cash flows, and the performance of our common stock may be adversely affected by a number of risk factors. Risks and uncertainties that apply to both Ross and dd’s DISCOUNTS include, without limitation, the following:

MACROECONOMIC AND RETAIL INDUSTRY BUSINESS RISKS

We are subject to impacts from changes in the macroeconomic environment, government regulation or policy, geopolitical conditions, and financial and credit markets. Continuing inflation, tariff increases (or threats of increases), potential supply chain disruptions, and other external events may have significant negative effects on our costs, and also on consumer confidence, shopping behavior, and spending, which may adversely affect our sales and profitability.
Elevated inflation, rapidly changing and increased tariffs on goods imported into the United States, other government regulation or policy changes, geopolitical conflicts, bank failures, federal government shutdowns, public health crises (including pandemics), and other potential, adverse developments and related uncertainties, could reduce demand for our merchandise, disrupt our buying patterns, increase our cost of goods, create limits in merchandise availability, cause shipping delays and increase freight costs, decrease our inventory turnover, cause greater markdowns, and negatively affect our sales and margins. All of our stores are located in the United States and its territories, and while we directly import only a small portion of our merchandise, more than half of the goods we sell originate from China, so we are especially susceptible to changes in the U.S. economy and trade policy in the U.S. (particularly toward China).

Consumer spending levels and shopping behaviors for the merchandise we sell are affected by many external macroeconomic factors. In addition to consumer sensitivity to the price points and value differentiation we offer on the merchandise we sell, elevated consumer costs of living for other goods and services (including increased fuel and energy costs, food prices, interest rates, and housing costs), relative wage rates, unemployment levels, availability of consumer credit, consumer debt levels, income tax rates and the timing of tax refunds, various government policies and practices (including those with respect to immigration), and the resulting effects on consumers’ disposable income and consumer confidence in future economic conditions all have an impact on consumer spending habits for our merchandise.

Changes and uncertainty in U.S. trade or tax policy regarding apparel, home-related merchandise, shoes, and other goods we sell produced in other countries could adversely affect our business.
A predominant portion of the apparel, home-related merchandise, shoes, and other goods we sell is originally manufactured in other countries, including China. While we directly import only a small portion of our merchandise, more than half of the goods we sell originate from China. The U.S. government has indicated a willingness to significantly change existing trade policies, and has imposed increased tariffs on goods imported into the United States, in particular on goods produced in China. This exposes us to risks of disruption and significant cost increases in our established patterns for sourcing our merchandise, and creates increased uncertainties in planning our sourcing strategies and forecasting our margins. Changes in tariffs, quotas, trade relationships, or tax provisions that reduce the supply or increase the relative cost of goods produced in China and other countries could significantly increase our cost of goods and/or increase our effective tax rate. Although such changes would have implications across the entire retail sector, we may fail to effectively adapt and manage the adjustments in sourcing strategy that would be necessary in response to those changes. In addition to the general uncertainty and overall risk from potential changes in laws and policies, as we make business decisions in the face of uncertainty as to potential changes, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues and expenses, increase our effective tax rates, and reduce our profitability and market share.

Competitive pressures and the pace of change in the retailing industry are high.
The retail industry is highly competitive and the marketplace is fragmented, as many different retailers compete for market share by utilizing a variety of store and online formats and merchandising strategies. We expect competition to increase in the future. There are limited economic barriers for others to enter the off-price retail sector. We compete for customers, associates, store locations, and merchandise with other off-price retailers, traditional department stores, mass merchandisers, specialty stores, online and catalog businesses, and other local, regional, and national retailers. Our retail competitors constantly adjust their pricing, business models and strategies, and promotional activity (particularly during holiday periods) in response to changing market conditions or their own financial condition. The substantial sales growth in e-commerce and the increasing use of consumer data analytics has encouraged the entry of many new competitors, new business models, and an increase in competition from established companies looking for ways to create successful online and in person shopping alternatives. While our business is exclusively in brick-and-mortar stores, consumer e-commerce spending continues to increase. Advancements in technology (including artificial intelligence or other emerging technologies) will present opportunities to inform merchandising, pricing, assortment, and other key business decisions; however, there are costs, risks and potential adverse consequences from premature adoption or over-reliance on those emerging technologies. At the same time, if competitors successfully implement these capabilities more quickly or effectively than we do, our competitive position could be adversely affected. Intense pressures from our competitors, our inability to adapt effectively and quickly to a changing competitive landscape, or a failure to effectively execute our off-price model, could reduce demand for our merchandise, decrease our inventory turnover, cause us to take greater markdowns, and negatively affect our sales and margins.

Unexpected changes in the level of consumer spending or preferences could adversely affect us.
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
Opportunistic buying, tightly managed inventory levels, and frequent inventory turns are critical elements of our off-price business strategy. Maintaining an overall pricing differential to our competitors is also key to our ability to attract customers and sustain our sales and gross margins. Our opportunistic buying places considerable discretion with our merchants, who are in the marketplace continually and who are generally purchasing merchandise for the current or upcoming season. Our ability to meet or exceed our operating performance targets depends upon the continuous, sufficient availability of high quality merchandise that we can acquire at prices sufficiently below those paid by conventional retailers and that will represent a value to our customers. To the extent that certain of our vendors are better able to manage their inventory levels and reduce the amount of their excess inventory, the amount of high quality merchandise available to us could be materially reduced. To the extent that certain of our vendors decide not to sell to us or go out of business, the amount of high quality merchandise available to us could also be materially reduced. Because a significant portion of the apparel and other goods we sell is originally manufactured in other countries, constraints on the availability of shipping capacity, changes in transportation or tariff costs, trade relationships or tax policies, geopolitical conflicts, natural disasters, or public health issues, that reduce the supply or increase the relative cost of imported goods, could also result in disruptions to our supply relationships. Cost increases, shortages, delays, or disruptions in the availability to us of high quality, value-priced merchandise could have a material adverse effect on our sales and margins.

To achieve growth, we need to expand in existing markets and enter new geographic markets.
Our growth strategy is based on successfully expanding our off-price model in current markets and in new geographic regions. There are significant risks associated with our ability to continue to expand our current business and to enter new markets. Stores we open in new markets may not reach (or may take longer to reach) expected sales and profit levels, and may have higher construction, occupancy, advertising, or operating costs than stores we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes, and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. Our limited operating experience and limited brand recognition in new markets may require us to build brand awareness in that market through greater investments in marketing, advertising, and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate, and retain qualified associates. Further, expanding into new markets or increasing store growth in regions where we have limited operating experience could potentially result in operational inefficiencies and increased costs.

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
Successful growth requires us to find appropriate real estate sites in our targeted market areas. We compete with other retailers and businesses for acceptable store locations. For the purpose of identifying locations, we rely on consumer demographics. While we believe consumer demographics are helpful indicators of acceptable store locations, we recognize that this information cannot predict future consumer preferences and buying trends with complete accuracy. Time frames for negotiations and store development vary from location to location and can be subject to unforeseen delays or unexpected cancellations. We may not be able to open new stores or, if opened, operate those new stores profitably. Construction and other delays in store openings could have a negative impact on our business and operating results. Additionally, when our existing stores near the end of their lease term, we may not be able to successfully renegotiate the future lease terms, which could negatively impact our operating results. New stores may not achieve the same sales or profit levels as our existing stores, and adding stores to existing markets may adversely affect the sales and profitability of other existing stores. If we cannot acquire sites on attractive terms, it could limit our ability to grow or adversely affect the economics of our new stores in various markets.

Our ability to effectively advertise and market our business could impact customer traffic and demand for our merchandise.
Customer traffic and demand for our merchandise is influenced by our advertising and marketing activities, the name recognition and reputation of our brands, and the location of our stores. Although we use an increasing variety of marketing and advertising mediums to attract customers to our stores, particularly through a mix of traditional and streaming television, digital channels (including social media), and new store grand openings, our competitors may spend more or use different approaches, which could provide them with a competitive advantage. Our advertising and other promotional programs may not be effective or may be perceived negatively, or could require increased expenditures, any of which could adversely affect sales or increase costs.

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

As a regular part of our business, we purchase packaway inventory with the intent that it will be stored in our warehouses until a later date. The timing of the release of packaway inventory to our stores is principally driven by the product mix and seasonality of the merchandise, and its relation to our store merchandise assortment plans, but it typically remains in storage less than six months. Packaway inventory is frequently a significant portion of our overall inventory. If we make packaway purchases that do not align with consumer preferences at the later time of release to our stores, we could have significant inventory markdowns. Changes in packaway inventory levels could impact our operating cash flow. Although we have various systems to help protect against loss or theft of our inventory, both when in storage and once distributed to our stores, we may have damaged, lost, or stolen inventory (called “shortage”) in higher amounts than we forecast, which would result in write-offs, lost sales, and reduced margins.

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

A disruption within our logistics or supply chain network could adversely affect our ability to timely and efficiently transport merchandise to our stores or our distribution centers, which could impair our ability to meet customer demand for products and result in lost sales or increased supply chain costs. Such disruptions may result from public health issues such as pandemics, cyberattacks, damage or destruction to our distribution centers, equipment failures, weather-related events, natural disasters, power outages, fires, trade restrictions, tariffs, third-party strikes or ineffective cross-dock operations, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions, or other factors beyond our control. Any such disruptions could negatively impact our financial performance or financial condition.

We are subject to risks associated with importing and selling merchandise produced in other countries.
Risks in importing and selling such merchandise include increased tariffs and more stringent quotas, economic and supply chain disruption uncertainties and adverse economic conditions (including shipping capacity limitations, cost increases, and exchange rate fluctuations), foreign government regulations, labor stoppages or disputes, concerns relating to human rights, working conditions, and other issues in factories or countries where merchandise is produced, transparency of sourcing and supply chains, exposure on product warranty and intellectual property issues, consumer perceptions of the safety of imported merchandise, geopolitical conflict (including wars and fears of war), political unrest, natural disasters, regulations to address climate change, and trade restrictions.

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
Our reputation is partially based on perceptions of various subjective qualities and overall integrity. Any incident that erodes the trust or confidence of our customers or the general public could adversely affect our reputation and business, particularly if the incident results in significant adverse publicity or governmental inquiry. Such an incident could also include alleged acts or omissions by, or situations involving, our vendors (or their contractors or subcontractors), the landlords for our stores, or our associates outside of work, and may pertain to social or political issues or protests largely unrelated to our business. Similarly, our responses to events or crises and our position (or perceived lack of position) on environmental, social, and governance matters, such as sustainability, corporate social responsibility, diversity, equality, and inclusion, responsible sourcing, and any perceived lack of transparency about those matters could harm our reputation, receive negative feedback from stakeholders, including our customers and investors, and could adversely affect our sales.

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
We have a concentration of store locations in the states of California, Texas, and Florida; together those states include almost 50% of our stores. Approximately half of our distribution center and warehouse capacity, approximately 22% of our stores, and our corporate headquarters, are located in California. Natural or other disasters, such as wildfires, earthquakes, hurricanes, tornadoes, floods, or other extreme weather and climate conditions, or fires, explosions, and acts of war or terrorism, or public health issues, in any of our markets could disrupt our operations or our supply chain, or could shut down, damage, or destroy our stores or distribution facilities.

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

Our cybersecurity program is led by our Information Technology (“IT”) team. The IT team is principally responsible for developing, managing, and implementing our cybersecurity risk assessment processes, maintaining and implementing our incident response plans, selecting and implementing security controls, providing cybersecurity training, performing ongoing threat analysis, and responding to cybersecurity threats and incidents. The cybersecurity program also draws upon a combination of industry frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework, that are designed to help companies measure their security posture, reduce cybersecurity risks, and provide guidance for implementing effective security controls.

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

The Audit Committee receives quarterly cybersecurity reports and engages directly with our management team, including our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”), on cybersecurity risk management and related risk topics, including incident response and recovery protocols, associate trainings and awareness, recent Company and industry developments, and our related compliance programs and practices. Our cybersecurity program and practices are also evaluated through various internal and third-party audits and assessments, with the results reported to the Audit Committee.

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

ITEM 2. PROPERTIES

At January 31, 2026, we operated a total of 2,267 stores, of which 1,904 were Ross stores in 44 states, the District of Columbia, Guam, and Puerto Rico, and 363 were dd’s DISCOUNTS stores in 22 states. See additional discussion under “Stores” in ITEM 1. BUSINESS.

The following table summarizes the locations of our stores by state/territory as of January 31, 2026 and February 1, 2025.

State/Territory	January 31, 2026	February 1, 2025
Alabama	30	30
Arizona	96	91
Arkansas	11	11
California	491	476
Colorado	42	43
Connecticut	1	—
Delaware	4	4
District of Columbia	2	2
Florida	253	248
Georgia	74	70
Guam	3	3
Hawaii	19	19
Idaho	13	12
Illinois	107	104
Indiana	37	36
Iowa	10	9
Kansas	15	15
Kentucky	19	19
Louisiana	24	24
Maryland	38	35
Michigan	23	16
Minnesota	7	4
Mississippi	13	12
Missouri	32	32
Montana	6	6
Nebraska	10	10
Nevada	44	43
New Jersey	27	22
New Mexico	24	23
New York	12	7
North Carolina	57	56
North Dakota	4	4
Ohio	29	27
Oklahoma	32	31
Oregon	31	31
Pennsylvania	64	64
Puerto Rico	3	—
South Carolina	32	32
South Dakota	2	2
Tennessee	46	45
Texas	321	312
Utah	28	27
Virginia	43	44
Washington	49	48
West Virginia	4	4
Wisconsin	31	29
Wyoming	4	4
Total	2,267	2,186

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

The following table summarizes the location and approximate sizes of our distribution/warehouse facilities and office locations as of January 31, 2026. Square footage information for the distribution and warehouse facilities represents total ground floor area of the facility.

		Total Approximate Square Footage (in millions)
Location	Number of Facilities	Owned	Leased

Distribution and Warehouse Facilities
Buckeye, Arizona	1	1.7	—
Moreno Valley, California	3	1.3	1.9
Perris, California	2	2.0	—
Shafter, California	3	1.7	1.4
Randleman, North Carolina[1]	1	1.8	—
Carlisle, Pennsylvania	4	0.5	0.6
Fort Mill, South Carolina	5	2.1	0.4
Rock Hill, South Carolina	2	1.2	0.4
Brookshire, Texas	1	1.9	—

Office Space[2]
Dublin, California	1	0.4	—
Los Angeles, California	1	—	0.1
New York City, New York[3]	1	0.6	—

1 We are currently in the process of completing the construction of this distribution center.
2 We also operate a smaller buying office located in Boston, Massachusetts.
[3] Our New York buying office building is subject to a 99-year ground lease.

See additional discussion under “Distribution” in ITEM 1. BUSINESS.

ITEM 3. LEGAL PROCEEDINGS

We have been named in class/representative action lawsuits, primarily in California, alleging violations by us of wage and hour laws. Class/representative action litigation remains pending as of January 31, 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

General information. Our stock is traded on The Nasdaq Global Select Market® under the symbol ROST. There were 1,111 stockholders of record as of March 9, 2026, and the closing stock price on that date was $212.15 per share.

Cash dividends. On March 3, 2026, our Board of Directors declared a quarterly cash dividend of $0.4450 per common share, payable on March 31, 2026. Our Board of Directors declared a cash dividend of $0.4050 per common share in March, May, August, and November 2025. Our Board of Directors declared a cash dividend of $0.3675 per common share in March, May, August, and November 2024.

Issuer purchases of equity securities. Information regarding shares of common stock we repurchased during the fourth quarter of fiscal 2025 is as follows:

Period	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
November
(11/02/2025 - 11/29/2025)	396,793	$165.39	396,793	$196,880
December
(11/30/2025 - 01/03/2026)	597,318	180.49	597,318	89,060
January
(01/04/2026 - 01/31/2026)	470,635	189.24	470,635	—
Total	1,464,746	$179.21	1,464,746	$—

1 We did not acquire shares of treasury stock during the quarter ended January 31, 2026. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

In March 2026, our Board of Directors approved a new, two-year program to repurchase up to $2.55 billion of the Company’s common stock through January 29, 2028. This program follows the previously completed two-year $2.1 billion stock repurchase program, effective through fiscal 2025.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ross Stores, Inc., the S&P 500 Index, and Dow Jones Apparel Retailers

$225
$200
$175
$150
$125
$100
$75
$50
Index Value
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025
1/31/2026
Period Ending
Ross Stores, Inc.
S&P 500 Index
Dow Jones Apparel Retailers

		Indexed Returns for Fiscal Years Ended
	Base Period
Company/Index	2020	2021	2022	2023	2024	2025
Ross Stores, Inc.	100	87	110	134	141	179
S&P 500 Index	100	123	113	137	173	201
Dow Jones Apparel Retailers	100	111	121	135	173	209

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption “Forward-Looking Statements” and also those in ITEM 1A. RISK FACTORS in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,904 locations in 44 states, the District of Columbia, Guam, and Puerto Rico as of January 31, 2026. Ross offers first-quality, in-season, brand name and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 363 dd’s DISCOUNTS stores in 22 states as of January 31, 2026 that feature a more moderately-priced assortment of first-quality, in-season apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Fiscal Years

The fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024 are referred to as fiscal 2025, fiscal 2024, and fiscal 2023, respectively. Fiscal 2025 and 2024 were each 52-week years. Fiscal 2023 was a 53-week year.

The discussion that follows relates to fiscal 2025 and fiscal 2024. Discussion of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2024.

Fiscal 2025 Highlights

Financial results for fiscal 2025 were as follows:

•Sales were $22,751 million, compared to $21,129 million in fiscal 2024.
•Comparable store sales increased 5%.
•Operating income was $2,707 million, compared to $2,586 million in fiscal 2024.
•Operating income as a percentage of sales was 11.9%, compared to 12.2% in fiscal 2024.
•Net income was $2,145 million, compared to $2,091 million in fiscal 2024.
•Diluted earnings per share were $6.61, compared to $6.32 in fiscal 2024.

Key Initiatives

Our current key initiatives include the following:

•Merchandising: Delivering broad‑based assortments timely and offering more brands at compelling values for our customers.
•Marketing: Advancing our marketing initiatives to further strengthen customer awareness and engagement.
•Stores: Making meaningful improvements to the in-store shopping experience for our customers.

While we believe these initiatives are contributing positively to our business, there remains uncertainty in the broader environment in which we operate. We continue to monitor ongoing macroeconomic factors such as tariffs, inflation, and geopolitical conditions. Our initiatives and our focus on providing merchandise that resonates with our customers remain central to supporting our efforts to drive sustainable, profitable growth.

Store Openings

The following table summarizes the stores opened and closed during fiscal 2025, 2024, and 2023:

Store Count	2025	2024	2023
Ross Dress for Less
Beginning of the period	1,831	1,764	1,693
Opened in the period	80	75	72	[1]
Closed in the period	(7)	(8)	(1)
Total Ross Dress for Less stores end of period	1,904	1,831	1,764
dd’s DISCOUNTS
Beginning of the period	355	345	322
Opened in the period	10	14	25
Closed in the period	(2)	(4)	(2)
Total dd’s DISCOUNTS stores end of period	363	355	345
Total stores end of period	2,267	2,186	2,109

[1] Includes the reopening of a store previously temporarily closed due to a weather event.

The number of stores at the end of fiscal 2025, 2024, and 2023 increased by 4%, 4%, and 5% from the respective prior years. Our fiscal 2025 expansion program added 90 new stores, and included entry into new geographic markets such as Puerto Rico and the New York Metro area.

The total selling square footage as of January 31, 2026, February 1, 2025, and February 3, 2024 was 45.1 million, 43.9 million, and 42.8 million, respectively.

Looking forward to 2026, we expect to open approximately 110 new stores, which represents 5% growth. We are planning to open 85 Ross stores and 25 dd’s DISCOUNTS stores in 2026, which reflects the reacceleration of growth for dd’s DISCOUNTS. Our long-term strategy is to open additional stores based on market penetration, local demographic characteristics, competition, expected store profitability, and the ability to leverage overhead expenses. We continually evaluate opportunistic real estate acquisitions and opportunities for potential new store locations. We also evaluate our current store locations and determine store closures based on similar criteria. We continue to believe that customers’ focus on value and convenience supports opportunities to expand our reach and serve more customers over time.

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

Metrics relating to customer purchasing behavior, such as “traffic” (defined as the number of transactions) and “basket” (defined as average transaction value), may provide additional insight into our comp store sales results (see Sales discussion below).

Results of Operations

The following table summarizes our financial results for fiscal 2025, 2024, and 2023:

	2025	2024	2023
Sales
Sales (millions)	$22,751	$21,129	$20,377
Sales growth	8%	4%	9%
Comparable store sales growth	5%	3%	5%

Costs and expenses (as a percent of sales)
Cost of goods sold	72.3%	72.2%	72.7%
Selling, general and administrative	15.8%	15.5%	16.0%

Operating income (as a percent of sales)	11.9%	12.2%	11.3%

Interest income, net (as a percent of sales)	(0.6)%	(0.8)%	(0.8)%

Net earnings (as a percent of sales)	9.4%	9.9%	9.2%

Sales. Sales for fiscal 2025 increased approximately $1,621 million, or 8%, compared to the prior year. This was primarily due to the 5% increase in comparable store sales of approximately $961 million and an increase in non-comparable store sales of approximately $660 million. The 5% increase in comparable store sales was driven by an approximate 3% increase in basket and 2% increase in traffic.

Our sales mix is shown below for fiscal 2025, 2024, and 2023:

	2025	[1]	2024	2023
Home Accents and Bed and Bath	26%		26%	26%
Ladies	22%		22%	23%
Men’s	15%		16%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%		15%	15%
Shoes	13%		12%	13%
Children’s	9%		9%	8%
Total	100%		100%	100%

Cost of goods sold. Cost of goods sold in fiscal 2025 increased approximately $1,187 million compared to the prior year, primarily due to the increase in sales.

Cost of goods sold as a percentage of sales for fiscal 2025 increased approximately 10 basis points from fiscal 2024, primarily due to a 25 basis point increase in distribution costs mainly due to the deleveraging effect from the opening of our eighth distribution center in Buckeye, Arizona in May 2025. Merchandise margin decreased 20 basis points primarily due to tariff-related costs. Partially offsetting these higher costs were lower domestic freight costs of 20 basis points, lower buying costs of 10 basis points, and 5 basis points of leverage in occupancy costs.

Selling, general and administrative expenses. For fiscal 2025, selling, general and administrative expenses (“SG&A”) increased approximately $313 million compared to the prior year, primarily due to higher store-related costs.

In December 2024, we completed the sale of a packaway warehouse facility and recognized a pre-tax gain on sale of $61.6 million. SG&A as a percentage of sales for fiscal 2025 increased 25 basis points compared to fiscal 2024, primarily due to the gain recognized from this sale in fiscal 2024.

Operating income. Operating income as a percentage of sales for fiscal 2025 decreased by 35 basis points compared to fiscal 2024, as both SG&A and cost of goods sold increased as a percentage of sales period-over-period.

We expect our operating income as a percentage of sales to be slightly higher in fiscal 2026 than in fiscal 2025, reflecting higher merchandise margin and lower distribution costs, partially offset by higher store-related costs related to our key initiatives.

Interest income, net. In fiscal 2025, interest income, net decreased by approximately $37 million compared to fiscal 2024, primarily due to decreased interest income both from lower average interest rates and from lower average cash balances, which decreased largely due to our repayment at maturity of unsecured senior debt (“Senior Notes”) of $700 million in April 2025 and $250 million in September 2024. The decrease in interest income was partially offset by lower interest expense primarily due to the repayment of those Senior Notes.

The table below shows the components of interest income, net for fiscal 2025, 2024, and 2023:

($ millions)	2025	2024	2023
Interest income	$(173)	$(235)	$(238)
Capitalized interest	(13)	(20)	(12)
Other interest expense	2	2	2
Interest expense on long-term debt	49	81	84
Interest income, net	$(135)	$(172)	$(164)

Taxes on earnings. Our effective tax rates for fiscal 2025, 2024, and 2023 were approximately 24.5%, 24.2%, and 24.2%, respectively. The increase in the effective tax rate compared to the prior year was primarily due to the tax effects associated with stock-based compensation. Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. Our effective tax rate is impacted by changes in tax law and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

In July 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14.”, also known as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law. The OBBBA made several changes to business tax provisions including the reinstatement of 100% bonus depreciation and immediate expensing of domestic research and development expenditures. These changes did not have a material impact to our consolidated financial statements in fiscal 2025.

Earnings per share. Diluted earnings per share in fiscal 2025 was $6.61 compared to $6.32 in the prior year. The $0.29, or 5%, increase in diluted earnings per share in fiscal 2025 was primarily attributable to a 3% increase in net earnings and a 2% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program.

Fiscal 2025 earnings included an estimated unfavorable tariff-related impact of approximately $0.16 per share. Fiscal 2024 earnings included a per share benefit of approximately $0.14 from the sale of the packaway warehouse facility.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures related to our new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under active stock repurchase programs, repay debt as it becomes due, and pay dividends. The $500 million principal amount of our 0.875% Senior Notes is due in April 2026. In April 2025, we repaid at maturity $700 million of Senior Notes, and in September 2024 we repaid at maturity $250 million of Senior Notes.

($ millions)	2025	2024	2023
Cash provided by operating activities	$3,027	$2,357	$2,514
Cash used in investing activities	(819)	(637)	(763)
Cash used in financing activities	(2,342)	(1,859)	(1,428)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(134)	$(139)	$323

Operating Activities

Net cash provided by operating activities was approximately $3,027 million in fiscal 2025. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, and stock-based compensation, partially offset by the payment of fiscal 2024 incentive bonuses in fiscal 2025. Net cash provided by operating activities was approximately $2,357 million in fiscal 2024. This was primarily driven by net earnings excluding non-cash expenses for depreciation, amortization, stock-based compensation, and the gain on sale of a packaway warehouse facility, partially offset by the payment of fiscal 2023 incentive bonuses in fiscal 2024.

The approximately $670 million increase in cash provided by operating activities in fiscal 2025 compared to fiscal 2024 was primarily driven by higher accounts payable leverage (defined as Accounts payable divided by Merchandise inventory), lower taxes paid, lower incentive bonus payments, and higher net earnings. Accounts payable leverage was 91% and 87% as of January 31, 2026 and February 1, 2025, respectively. The increase in accounts payable leverage was primarily due to the timing of inventory receipts and related payments versus the prior year.

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

Changes in packaway inventory levels affect our operating cash flow. Packaway inventory was 37% of total inventory at the end of fiscal 2025, compared to 41% at the end of fiscal 2024.

Investing Activities

Net cash used in investing activities was approximately $819 million in fiscal 2025, primarily related to our capital expenditures. Net cash used in investing activities was approximately $637 million in fiscal 2024, primarily related to our capital expenditures, partially offset by cash proceeds from the sale of the packaway warehouse facility. Our capital expenditures include costs to open new stores and improve existing stores, build, expand, and improve distribution centers, and for various other expenditures related to our information technology systems and buying and corporate offices.

The approximately $182 million increase in cash used in investing activities in fiscal 2025 compared to fiscal 2024 was primarily due to higher capital expenditures in the current year related to the construction of our next distribution center in Randleman, North Carolina, and cash proceeds received in the prior year from the sale of the packaway facility.

Our capital expenditures over the last three years are set forth in the table below:

($ millions)	2025	2024	2023
Distribution and transportation	$297	$260	$306
New stores	232	193	209
Existing stores	189	171	168
Information systems, corporate, and other	101	96	80
Total capital expenditures	$819	$720	$763

Capital expenditures for fiscal 2026 are projected to be approximately $1.1 billion. Our planned capital expenditures for fiscal 2026 include costs to open new stores and improve existing stores, investments in our supply chain to support long-term growth, including construction of our next distribution centers, investments in our information technology systems, and for various other expenditures related to our stores, distribution centers, and buying and corporate offices. We expect to fund capital expenditures with available cash. The increase in our planned capital expenditures for fiscal 2026 compared to fiscal 2025 is primarily driven by investments in new stores and existing stores, investments in our next distribution centers, and various investments in our information technology systems.

Financing Activities

Net cash used in financing activities was approximately $2,342 million in fiscal 2025, primarily resulting from stock repurchases under our stock repurchase program, the repayment at maturity of $700 million of Senior Notes in April 2025, and dividend payments. Net cash used in financing activities was approximately $1,859 million in fiscal 2024, primarily resulting from stock repurchases under our stock repurchase program, dividend payments, and the repayment at maturity of $250 million of Senior Notes in September 2024.

The approximately $484 million increase in cash used in financing activities in fiscal 2025 compared to fiscal 2024 was primarily due to higher Senior Notes repayments.

Revolving credit facilities. In 2025, we entered into a new, $1.3 billion senior unsecured revolving credit facility (the “2025 Credit Facility”), which replaced our previous $1.3 billion unsecured credit facility. As of January 31, 2026, we had no borrowings or standby letters of credit outstanding under the 2025 Credit Facility, our 2025 Credit Facility remained in place and available, and we were in compliance with the financial covenant. Refer to Note D: Debt in the Notes to Consolidated Financial Statements for additional information.

Senior notes. As of January 31, 2026, we had approximately $1.5 billion of outstanding Senior Notes, of which approximately $500 million was classified within Current Liabilities on our Consolidated Balance Sheet. Refer to Note D: Debt in the Notes to Consolidated Financial Statements for additional information.

Other financing activities.

Stock Repurchases

The following table summarizes our stock repurchase activity in fiscal 2025, 2024, and 2023:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Amount repurchased (in millions)[1]
2025	7.1	$147.61	$1,050
2024	7.3	$144.46	$1,050
2023	8.2	$115.24	$950

[1] Amount excludes excise tax due under the Inflation Reduction Act of 2022.

In March 2026, our Board of Directors approved a new, two-year program to repurchase up to $2.55 billion of the Company’s common stock through January 29, 2028.

Refer to Note H: Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information relating to our stock repurchase program.

Dividends

On March 3, 2026, our Board of Directors declared a quarterly cash dividend of $0.4450 per common share, payable on March 31, 2026.

Our Board of Directors declared a cash dividend of $0.4050 per common share in March, May, August, and November 2025. Our Board of Directors declared a cash dividend of $0.3675 per common share in March, May, August, and November 2024, and a cash dividend of $0.3350 per common share in February, May, August, and November 2023.

During fiscal 2025, 2024, and 2023, we paid dividends of $528.1 million, $488.7 million, and $454.8 million, respectively.

Other

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

During fiscal 2025, fiscal 2024, and fiscal 2023, our liquidity and capital requirements were provided by available cash and cash flows from operations.

We ended fiscal 2025 with $4.6 billion of unrestricted cash balances, which were held primarily in overnight money market funds invested in U.S. treasury and government instruments across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our 2025 Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, our 2025 Credit Facility, and trade credit are adequate to meet our operating cash needs and to fund our common stock repurchases, planned capital investments, quarterly dividend payments, and debt repayments, and interest payments for at least the next 12 months.

Contractual Obligations

The table below presents our significant contractual obligations as of January 31, 2026:

	Less than 1 year	Greater than 1 year	Total¹
($ millions)
Recorded contractual obligations:
Senior notes	$500	$1,025	$1,525
Operating leases	800	3,116	3,916
New York buying office ground lease[2]	7	1,085	1,092
Unrecorded contractual obligations:
Real estate obligations[3]	11	272	283
Interest payment obligations	37	262	299
Purchase obligations[4]	4,982	52	5,034
Total contractual obligations	$6,337	$5,812	$12,149

1 We have a $60.3 million liability for unrecognized tax benefits that is included in Other long-term liabilities on our Consolidated Balance Sheets. This liability is excluded from the schedule above as the timing of payments cannot be reasonably estimated.

[2] Our New York buying office building is subject to a 99-year ground lease.
[3] Minimum lease payments for operating leases signed that have not yet commenced.
[4] Purchase obligations primarily consist of merchandise inventory purchase orders and commitments related to transportation, construction projects, information technology services, and store fixtures and supplies.

Supply chain finance program. We facilitate a voluntary supply chain finance program (“SCF program”) to provide certain suppliers with the opportunity to sell their receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third-party financial institution administers the SCF program. Our responsibility is limited to making payments on the terms originally negotiated with each supplier, regardless of whether a supplier sells its receivable to a financial institution. We are not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program, and we do not receive financial incentives from the suppliers or the financial institutions. We do not provide guarantees under the SCF program, and our rights and obligations to our suppliers are not affected by the SCF program. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the SCF program.

All outstanding payments owed under the SCF program are recorded within Accounts payable in the Consolidated Balance Sheets. We account for all payments made under the SCF program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the SCF program and included in Accounts payable were $208.2 million and $159.2 million as of January 31, 2026 and February 1, 2025, respectively.

Standby letters of credit and collateral trust. We use standby letters of credit outside of our revolving credit facility and a funded trust to collateralize some of our insurance obligations. As of January 31, 2026 and February 1, 2025, we had $1.0 million and $1.8 million, respectively, in standby letters of credit outstanding. As of January 31, 2026 and February 1, 2025, we had $66.6 million and $63.9 million, respectively, held in a collateral trust. The standby letters of credit are collateralized by restricted cash and the collateral trust consists of restricted cash and cash equivalents.

Other than the unrecorded contractual obligations noted above, we did not have any material off-balance sheet arrangements as of January 31, 2026.

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

Merchandise inventory. Our merchandise inventory is stated at the lower of cost (determined using a weighted-average basis) or net realizable value. Inventory we purchase can either be shipped to stores or processed as packaway merchandise with the intent that it will be warehoused and released to stores at a later date. Merchandise inventory includes acquisition, transportation, processing, and storage costs. Included in the carrying value of our merchandise inventory is a provision for shortage. The shortage reserve is based on historical shortage rates as determined through our annual physical inventory counts and cycle counts. Historically, our actual physical inventory count results have shown our provision for shortage to be reliable. A five percent change in shortage rates as of January 31, 2026 would not have materially impacted our cost of goods sold in fiscal 2025.

Insurance obligations. We use a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. Our self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not reported. Should a greater amount of claims occur compared to what is estimated or the costs of medical care increase beyond what was anticipated, our recorded reserves may not be sufficient and additional charges could be required. A five percent increase or decrease in our insurance reserves would not have materially impacted our net earnings in fiscal 2025.

Recent Accounting Pronouncements

Refer to Note A: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their impact to our Consolidated Financial Statements.

Forward-Looking Statements

Our Annual Report on Form 10-K for fiscal 2025, and information we provide in our Annual Report to Stockholders, press releases, and other investor communications (including those on our corporate website), may contain a number of forward-looking statements regarding, without limitation, projected sales, costs and earnings, planned new store growth and entry into new geographic markets, capital expenditures, liquidity, and other matters. These forward-looking statements reflect our then-current beliefs, plans, and estimates with respect to future events and our projected financial performance, operations, and competitive position. The words “plan,” “expect,” “target,” “anticipate,” “estimate,” “believe,” “forecast,” “projected,” “guidance,” “outlook,” “looking ahead,” and similar expressions identify forward-looking statements.

Future impact from inflation, increases in tariffs on imported goods, interest rate changes, ongoing military conflicts and economic sanctions, extreme weather, public health crises (including pandemics), natural disasters, and other economic, regulatory, consumer spending, and industry trends that could potentially adversely affect our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Refer to ITEM 1A. RISK FACTORS in this Annual Report on Form 10-K for a more complete discussion of risk factors for Ross and dd’s DISCOUNTS. The factors underlying our forecasts and plans are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given, and do not necessarily reflect our outlook at any other point in time. We disclaim any obligation to update or revise these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Interest that is payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. As of January 31, 2026, we had no borrowings outstanding under our revolving credit facility.

As of January 31, 2026, we had outstanding five series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest on our short- and long-term investments. Changes in interest rates may impact interest income recognized in the future, or the fair value of our investment portfolio.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material negative impact on our consolidated financial position, results of operations, cash flows, or the fair values of our short- and long-term investments as of and for the year ended January 31, 2026. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

	Fiscal Year Ended
($000, except per share data)	January 31, 2026	February 1, 2025	February 3, 2024
Sales	$22,750,559	$21,129,219	$20,376,941

Costs and Expenses
Cost of goods sold	16,447,256	15,260,506	14,801,601
Selling, general and administrative	3,595,946	3,283,127	3,267,677

Operating income	2,707,357	2,585,586	2,307,663
Interest income, net	(134,800)	(171,568)	(164,118)
Earnings before taxes	2,842,157	2,757,154	2,471,781
Provision for taxes on earnings	697,113	666,424	597,261
Net earnings	$2,145,044	$2,090,730	$1,874,520

Earnings per share
Basic	$6.66	$6.36	$5.59
Diluted	$6.61	$6.32	$5.56

Weighted-average shares outstanding (000)
Basic	322,220	328,593	335,187
Diluted	324,416	330,984	337,433

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
($000)	January 31, 2026	February 1, 2025	February 3, 2024
Net earnings	$2,145,044	$2,090,730	$1,874,520

Other comprehensive income	—	—	—
Comprehensive income	$2,145,044	$2,090,730	$1,874,520
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

($000, except share data)	January 31, 2026	February 1, 2025
Assets
Current Assets
Cash and cash equivalents	$4,594,392	$4,730,744
Accounts receivable	181,301	144,482
Merchandise inventory	2,630,970	2,444,513
Prepaid expenses and other	233,434	218,957
Total current assets	7,640,097	7,538,696

Property and Equipment
Land and buildings	1,836,167	1,493,496
Fixtures and equipment	5,056,827	4,521,044
Leasehold improvements	1,861,160	1,701,340
Construction-in-progress	477,290	807,256
	9,231,444	8,523,136
Less accumulated depreciation and amortization	5,142,684	4,730,733
Property and equipment, net	4,088,760	3,792,403

Operating lease assets	3,519,610	3,294,858
Other long-term assets	300,270	279,375
Total assets	$15,548,737	$14,905,332

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,386,418	$2,126,317
Accrued expenses and other	666,978	626,490
Current operating lease liabilities	727,855	703,337
Accrued payroll and benefits	484,407	462,284
Income taxes payable	61,779	43,666
Current portion of long-term debt	499,743	699,731
Total current liabilities	4,827,180	4,661,825

Long-term debt	1,017,863	1,515,080
Non-current operating lease liabilities	2,966,877	2,764,281
Other long-term liabilities	287,947	267,911
Deferred income taxes	261,427	187,040

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.01 per share Authorized 1,000,000,000 shares Issued and outstanding 322,333,000 and 328,813,000 shares, respectively	3,223	3,288
Additional paid-in capital	2,257,354	2,097,110
Treasury stock	(799,288)	(719,410)
Retained earnings	4,726,154	4,128,207
Total stockholders’ equity	6,187,443	5,509,195
Total liabilities and stockholders’ equity	$15,548,737	$14,905,332
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

			Additional paid-in capital
	Common stock			Treasury stock	Retained earnings
(000)	Shares	Amount				Total
Balance at January 28, 2023	342,753	$3,428	$1,820,249	$(584,750)	$3,049,656	$4,288,583
Net earnings	—	—	—	—	1,874,520	1,874,520
Common stock issued under stock plans, net of shares used for tax withholding	662	7	24,893	(48,568)	—	(23,668)
Stock-based compensation	—	—	145,490	—	—	145,490
Common stock repurchased, inclusive of excise tax	(8,243)	(83)	(38,007)	—	(920,695)	(958,785)
Dividends declared ($1.34 per share)	—	—	—	—	(454,814)	(454,814)
Balance at February 3, 2024	335,172	$3,352	$1,952,625	$(633,318)	$3,548,667	$4,871,326
Net earnings	—	—	—	—	2,090,730	2,090,730
Common stock issued under stock plans, net of shares used for tax withholding	910	9	25,076	(86,092)	—	(61,007)
Stock-based compensation	—	—	156,298	—	—	156,298
Common stock repurchased, inclusive of excise tax	(7,269)	(73)	(36,889)		(1,022,469)	(1,059,431)
Dividends declared ($1.47 per share)	—	—	—	—	(488,721)	(488,721)
Balance at February 1, 2025	328,813	$3,288	$2,097,110	$(719,410)	$4,128,207	$5,509,195
Net earnings	—	—	—	—	2,145,044	2,145,044
Common stock issued under stock plans, net of shares used for tax withholding	634	6	25,324	(79,878)	—	(54,548)
Stock-based compensation	—	—	175,354	—	—	175,354
Common stock repurchased, inclusive of excise tax	(7,114)	(71)	(40,434)	—	(1,019,012)	(1,059,517)
Dividends declared ($1.62 per share)	—	—	—	—	(528,085)	(528,085)
Balance at January 31, 2026	322,333	$3,223	$2,257,354	$(799,288)	$4,726,154	$6,187,443
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
($000)	January 31, 2026	February 1, 2025	February 3, 2024
Cash Flows From Operating Activities
Net earnings	$2,145,044	$2,090,730	$1,874,520
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	509,391	446,788	419,432
Stock-based compensation	175,354	156,298	145,490
Gain on sale of property	—	(61,575)	—
Deferred income taxes	74,387	(9,198)	(20,821)
Change in assets and liabilities:
Merchandise inventory	(186,457)	(252,293)	(168,725)
Other current assets	(47,382)	(27,319)	(2,261)
Accounts payable	285,244	154,664	(65,327)
Other current liabilities	50,784	(123,556)	296,980
Income taxes	17,161	(27,457)	22,931
Operating lease assets and liabilities, net	2,362	12,627	8,330
Other long-term, net	995	(2,721)	3,941
Net cash provided by operating activities	3,026,883	2,356,988	2,514,490

Cash Flows From Investing Activities
Additions to property and equipment	(819,275)	(720,104)	(762,812)
Proceeds from sale of property	—	82,642	—
Net cash used in investing activities	(819,275)	(637,462)	(762,812)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	25,330	25,085	24,900
Treasury stock purchased	(79,878)	(86,092)	(48,568)
Repurchase of common stock	(1,050,021)	(1,049,979)	(949,996)
Excise tax paid on repurchase of common stock	(9,443)	(8,798)	—
Dividends paid	(528,085)	(488,721)	(454,814)
Payment of long-term debt	(700,000)	(250,000)	—
Net cash used in financing activities	(2,342,097)	(1,858,505)	(1,428,478)

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(134,489)	(138,979)	323,200

Cash and cash equivalents, and restricted cash and cash equivalents:
Beginning of year	4,796,462	4,935,441	4,612,241
End of year	$4,661,973	$4,796,462	$4,935,441

Supplemental Cash Flow Disclosures
Interest paid	$55,778	$80,316	$80,316
Income taxes paid, net	$605,565	$703,079	$595,152
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note A: Summary of Significant Accounting Policies

Business. Ross Stores, Inc. and its subsidiaries (the “Company”) is an off-price retailer of first-quality, in-season, brand name and designer apparel, accessories, footwear, and home fashions for the entire family. At the end of fiscal 2025, the Company operated 1,904 Ross Dress for Less® (“Ross”) locations in 44 states, the District of Columbia, Guam, and Puerto Rico and 363 dd’s DISCOUNTS® stores in 22 states. The Ross and dd’s DISCOUNTS stores are supported by the Company’s headquarters, buying offices, and its network of distribution centers and warehouses.

Basis of presentation and fiscal year. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and accounts have been eliminated. The Company follows the National Retail Federation fiscal calendar and utilizes a 52-53 week fiscal year whereby the fiscal year ends on the Saturday nearest to January 31. The fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024 are referred to as fiscal 2025, fiscal 2024, and fiscal 2023, respectively. Fiscal 2025 and 2024 were each 52-week years. Fiscal 2023 was a 53-week year.

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

The Company uses standby letters of credit in addition to a funded trust to collateralize certain insurance obligations. The standby letters of credit are collateralized by restricted cash. As of January 31, 2026, February 1, 2025, and February 3, 2024, the Company had $1.0 million, $1.8 million, and $2.2 million, respectively, in standby letters of credit outstanding. As of January 31, 2026, February 1, 2025, and February 3, 2024, the Company had $66.6 million, $63.9 million, and $60.8 million, respectively, in a collateral trust.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Consolidated Balance Sheets, that reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

($000)	2025	2024	2023
Cash and cash equivalents	$4,594,392	$4,730,744	$4,872,446
Restricted cash and cash equivalents included in:
Prepaid expenses and other	20,950	17,087	14,489
Other long-term assets	46,631	48,631	48,506
Total restricted cash and cash equivalents	67,581	65,718	62,995
Total cash and cash equivalents, and restricted cash and cash equivalents	$4,661,973	$4,796,462	$4,935,441

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

Property and equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three years to 12 years for equipment, 20 years to 40 years for land improvements and buildings, and three years to seven years for computer software costs incurred in developing or obtaining software for internal use. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. The Company capitalizes interest during the construction period of facilities and during the development and implementation phase of software projects. Interest capitalized was $12.7 million, $19.4 million, and $12.1 million in fiscal 2025, 2024, and 2023, respectively.

As of January 31, 2026, February 1, 2025, and February 3, 2024, the Company had $72.1 million, $85.4 million, and $78.2 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and Equipment and the related liabilities are included in Accounts payable and Accrued expenses and other in the accompanying Consolidated Balance Sheets.

In fiscal 2024, the Company completed the sale of a packaway warehouse facility and recognized a pre-tax gain on sale of $61.6 million which was included within Selling, general and administrative on the Consolidated Statements of Earnings. Cash proceeds from the sale of the facility were $82.6 million.

Depreciation and amortization expense on property and equipment for fiscal 2025, 2024, and 2023 were as follows:

($000)	2025	2024	2023
Depreciation and amortization expense	$509,391	$446,788	$419,432

Other long-term assets. Other long-term assets as of January 31, 2026 and February 1, 2025 consisted of the following:

($000)	2025	2024
Deferred compensation (Note G)	$218,654	$196,786
Restricted cash and cash equivalents	46,631	48,631
Other	34,985	33,958
Total	$300,270	$279,375

Impairment of long-lived assets. Property and other long-term assets that are subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted future cash flows. For stores that are closed, the Company records an impairment charge, if appropriate, or accelerates depreciation over the revised useful life of the asset. Intangible assets that are not subject to amortization, including goodwill, are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. No material impairment charges were recorded during fiscal 2025, 2024, and 2023.

Accounts payable. Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes book cash overdrafts (checks issued under zero balance accounts not yet presented for payment) in excess of cash balances in such accounts of approximately $74.3 million and $71.3 million at January 31, 2026 and February 1, 2025, respectively. The Company includes the change in book cash overdrafts in operating cash flows.

Supply chain finance program. The Company facilitates a voluntary supply chain finance program (“SCF program”) to provide certain suppliers with the opportunity to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third-party financial institution administers the SCF program. The Company’s responsibility is limited to making payments on the terms originally negotiated with each supplier, regardless of whether a supplier sells its receivable to a financial institution. The Company is not a party to the agreements between the participating financial institutions and the suppliers in connection with the SCF program, and the Company does not receive financial incentives from the suppliers or the financial institutions. The Company does not provide guarantees under the SCF program, and the Company’s rights and obligations to its suppliers are not affected by the SCF program. The range of payment terms negotiated with a supplier is consistent, irrespective of whether a supplier participates in the SCF program.

All outstanding payments owed under the SCF program are recorded within Accounts payable in the Consolidated Balance Sheets. The Company accounts for all payments made under the SCF program as a reduction to operating cash flows in Accounts payable within the Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the SCF program and included in Accounts payable were $208.2 million and $159.2 million as of January 31, 2026 and February 1, 2025, respectively.

The following table is a reconciliation of the outstanding obligations confirmed as valid under the Company’s SCF program for fiscal 2025 and 2024:

($000)	2025	2024
Confirmed obligations outstanding at the beginning of the year	$159,209	$146,937
Invoices confirmed during the year	939,881	856,294
Confirmed invoices paid during the year	(890,914)	(844,022)
Confirmed obligations outstanding at the end of the year	$208,176	$159,209

Insurance obligations. The Company uses a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee-related health care benefits. The self-insurance and deductible liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance and deductible reserves as of January 31, 2026 and February 1, 2025 consisted of the following:

($000)	2025	2024
Workers’ compensation	$75,109	$70,747
General liability	59,434	58,460
Medical plans	9,507	7,938
Total	$144,050	$137,145

Workers’ compensation and self-insured medical plan liabilities are included in Accrued payroll and benefits, and accruals for general liability are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Other long-term liabilities. Other long-term liabilities as of January 31, 2026 and February 1, 2025 consisted of the following:

($000)	2025	2024
Deferred compensation (Note G)	$218,654	$196,786
Income taxes (Note F)	60,340	61,292
Other	8,953	9,833
Total	$287,947	$267,911

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

Revenue recognition. The Company recognizes revenue at the point of sale, net of sales taxes collected and an allowance for estimated future returns. The Company recognizes allowances for estimated sales returns on a gross basis as a reduction to sales. The liability recorded for refunds due to customers was $25.2 million, $24.1 million, and $23.7 million as of January 31, 2026, February 1, 2025, and February 3, 2024, respectively. The asset recorded for the expected recovery of merchandise inventory was $12.8 million, $12.4 million, and $12.1 million as of January 31, 2026, February 1, 2025, and February 3, 2024, respectively. Sales taxes collected that are outstanding and the allowance for estimated future returns are included in Accrued expenses and other, and the asset for expected recovery of merchandise is included in Prepaid expenses and other in the Consolidated Balance Sheets.

Sales of stored value cards are deferred until they are redeemed for the purchase of Company merchandise. The Company’s stored value cards do not have expiration dates. Based upon historical redemption rates, a small percentage of stored value cards will never be redeemed, which represents breakage. Breakage is estimated and recognized as revenue based upon the historical pattern of customer redemptions. Breakage was not material to the consolidated financial statements in fiscal 2025, 2024, and 2023.

The following sales mix table disaggregates revenue by merchandise category for fiscal 2025, 2024, and 2023:

	2025	[1]	2024	2023
Home Accents and Bed and Bath	26%		26%	26%
Ladies	22%		22%	23%
Men’s	15%		16%	15%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%		15%	15%
Shoes	13%		12%	13%
Children’s	9%		9%	8%
Total	100%		100%	100%

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

Advertising. Advertising costs are expensed in the period incurred and are included in Selling, general and administrative expenses. Advertising costs for fiscal 2025, 2024, and 2023 were $82.0 million, $70.2 million, and $67.7 million, respectively.

Stock-based compensation. The Company recognizes compensation expense based upon the grant date fair value of all stock-based awards, typically over the vesting period. Refer to Note C: Stock-Based Compensation for more information on the Company’s stock-based compensation plans.

Interest income, net. Interest income, net primarily includes interest income, capitalized interest, interest expense on long-term debt, and other interest expense.

The table below shows the components of interest income, net for fiscal 2025, 2024, and 2023:

($000)	2025	2024	2023
Interest income	$(172,742)	$(234,955)	$(238,207)
Capitalized interest	(12,748)	(19,447)	(12,106)
Other interest expense	1,554	1,571	1,599
Interest expense on long-term debt	49,136	81,263	84,596
Interest income, net	$(134,800)	$(171,568)	$(164,118)

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

Shares are excluded from the calculation of diluted EPS if their effect would have been anti-dilutive to the calculation of diluted EPS. In fiscal 2025, 2024, and 2023 approximately 15,300, 49,600, and 200 weighted-average shares were excluded from the calculation of diluted EPS, respectively.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
2025
Shares	322,220	2,196	324,416
Amount	$6.66	$(0.05)	$6.61
2024
Shares	328,593	2,391	330,984
Amount	$6.36	$(0.04)	$6.32
2023
Shares	335,187	2,246	337,433
Amount	$5.59	$(0.03)	$5.56

Recently adopted accounting standards. In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. It requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation and the amount of income taxes paid as well as additional income tax related amounts. The Company adopted ASU 2023-09 for the fiscal year ended January 31, 2026 on a prospective basis. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

Note B: Fair Value Measurements

FASB ASC 820, Fair Value Measurement, establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. The inputs used to measure fair value include: Level 1, observable inputs such as quoted prices in active markets; Level 2, inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, unobservable inputs in which little or no market data exists. This fair value hierarchy requires the Company to develop its own assumptions, maximize the use of observable inputs, and minimize the use of unobservable inputs when measuring fair value.

The underlying assets held in Cash and cash equivalents, and restricted cash and cash equivalents include bank deposits, money market mutual funds, and U.S. Government and agency securities for which the fair value is determined using quoted prices for identical assets in active markets, which are considered Level 1 inputs. The fair values of Cash and cash equivalents, and restricted cash and cash equivalents as of January 31, 2026 and February 1, 2025 are as follows:

($000)	2025	2024
Cash and cash equivalents (Level 1)	$4,594,392	$4,730,744
Restricted cash and cash equivalents (Level 1)	$67,581	$65,718

The underlying assets in the Company’s nonqualified deferred compensation program are included in Other long-term assets and Other long-term liabilities on the Consolidated Balance Sheets. As of January 31, 2026, the underlying assets consisted of participant-directed mutual funds (Level 1) and fixed-income securities (Level 2). The mutual funds all have quoted market prices in active markets and are classified as Level 1. The fixed-income securities are measured at contract value, which represents the amount available to participants upon withdrawal and are classified as Level 2. As of February 1, 2025, the underlying assets primarily consisted of participant-directed mutual funds that had quoted market prices in active markets and were classified as Level 1.

The fair value of the Company’s nonqualified deferred compensation program assets as of January 31, 2026 and February 1, 2025 are as follows:

($000)	2025	2024
Mutual funds (Level 1)	$181,532	$196,786
Fixed-income securities (Level 2)	37,122	—
Total	$218,654	$196,786

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

Restricted stock awards and performance awards (including the PRSU) are collectively referred to as stock awards.

A summary of stock awards activity for fiscal 2025 is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at February 1, 2025	4,157	$117.02
Awarded	1,222	139.63
Released	(1,406)	113.65
Forfeited	(159)	120.05
Unvested at January 31, 2026	3,814	$125.38

All unvested shares at January 31, 2026, with the exception of the PRSU shares, are only subject to service vesting conditions. The 51,164 PRSU shares awarded in fiscal 2024 all remain unvested as of January 31, 2026. The weighted-average grant date fair value of the PRSU shares was $135.83.

The unamortized stock award compensation expense at January 31, 2026 and February 1, 2025 was $209.9 million and $229.3 million, respectively, which are expected to be recognized over a weighted-average remaining period of 1.5 years and 1.7 years, respectively. Intrinsic value for unvested stock awards, defined as the closing market value per share on the last business day of fiscal year 2025 (or $188.65), applied to the unvested shares was $719.5 million. A total of 6.8 million, 7.3 million, and 7.8 million shares were available under the 2017 Plan for new stock awards at the end of fiscal 2025, 2024, and 2023, respectively.

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

During fiscal 2025, 2024, and 2023, employees purchased approximately 0.2 million, 0.2 million, and 0.3 million shares, respectively, of the Company’s common stock under the plan at weighted-average per share prices of $122.71, $126.18, and $98.86, respectively. Through January 31, 2026, approximately 41.7 million shares had been issued under this plan and 3.3 million shares remained available for future issuance.

For fiscal 2025, 2024, and 2023, the Company recognized stock-based compensation expense as follows:

($000)	2025	2024	2023
Restricted stock	$103,202	$92,837	$92,511
Performance awards	67,681	59,033	48,584
Employee stock purchase plan	4,471	4,428	4,395
Total	$175,354	$156,298	$145,490

Capitalized stock-based compensation cost was not material in any year presented.

Total stock-based compensation recognized in the Company’s Consolidated Statements of Earnings for fiscal 2025, 2024, and 2023 is as follows:

Statements of Earnings Classification ($000)	2025	2024	2023
Cost of goods sold	$73,513	$73,901	$76,301
Selling, general and administrative	101,841	82,397	69,189
Total	$175,354	$156,298	$145,490

The tax benefits related to stock-based compensation expense for fiscal 2025, 2024, and 2023 were $28.2 million, $29.6 million, and $29.6 million, respectively.

Note D: Debt

Long-term debt. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, as of January 31, 2026 and February 1, 2025 consisted of the following:

($000)	2025	2024
4.600% Senior Notes due 2025	—	699,731
0.875% Senior Notes due 2026	499,743	498,503
4.700% Senior Notes due 2027	241,230	240,778
4.800% Senior Notes due 2030	133,134	132,953
1.875% Senior Notes due 2031	496,962	496,390
5.450% Senior Notes due 2050	146,537	146,456
Total long-term debt[1]	$1,517,606	$2,214,811

Less: current portion	$499,743	$699,731
Total due beyond one year	$1,017,863	$1,515,080
1 Net of unamortized discount and debt issuance costs of $7.4 million and $10.2 million as of January 31, 2026 and February 1, 2025, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

In April 2025, the Company repaid at maturity the $700 million principal amount of the 4.600% Senior Notes.

The aggregate fair value of the remaining five outstanding series of Senior Notes was approximately $1.5 billion as of January 31, 2026. The aggregate fair value of the six outstanding series of Senior Notes was approximately $2.1 billion as of February 1, 2025. The fair value is estimated by obtaining comparable market quotes which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

The following table shows scheduled annual principal payments on long-term debt:

($000)
2026	$500,000
2027	$241,786
2030	$133,933
Thereafter	$649,272

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

The 2025 Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated EBITDAR financial leverage ratio covenant. As of January 31, 2026, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

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

The Company leases certain distribution/warehouse facilities with expiration dates ranging from 2027 to 2031 and the majority contain renewal provisions. The Company also leases office space for its Los Angeles and Boston buying offices. The lease terms for these facilities expire in 2027 and 2028, respectively. The Los Angeles and Boston buying office facilities contain renewal provisions. In addition, the Company has a ground lease related to its New York buying office.

The following table presents net operating lease cost included in the Consolidated Statement of Earnings for fiscal 2025, 2024, and 2023:

($000)	2025	2024	2023
Operating lease cost[1]	$843,374	$800,834	$760,268
Variable lease costs[2]	261,306	246,315	219,526
Net lease cost[3]	$1,104,680	$1,047,149	$979,794

[1] Net of sublease income which was immaterial.
[2] Includes property and rent taxes, insurance, common area maintenance, percentage rent, and negotiated rent abatements.
[3] Excludes short-term lease costs which were immaterial.

The maturity of operating lease liabilities, including the ground lease related to the New York buying office as of January 31, 2026, are as follows:

($000)	Operating Leases[1]
2026	$807,211
2027	846,485
2028	719,092
2029	542,631
2030	397,727
Thereafter	1,694,931
Total lease payments	$5,008,077
Less: interest	1,313,345
Present value of lease liabilities	$3,694,732
Less: current operating lease liabilities	727,855
Non-current operating lease liabilities	$2,966,877

[1] Operating leases exclude $282.7 million of minimum lease payments for leases signed that have not yet commenced.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases as of January 31, 2026 and February 1, 2025 are as follows:

	2025	2024
Weighted-average remaining lease term (years):
Including the long-term ground lease related to the New York buying office	9.4	9.6
Excluding the long-term ground lease related to the New York buying office	5.5	5.5

Weighted-average discount rate:
Including the long-term ground lease related to the New York buying office	4.5%	4.2%
Excluding the long-term ground lease related to the New York buying office	4.4%	4.1%

The following table presents cash paid for amounts included in the measurement of operating lease liabilities and operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) for fiscal 2025, 2024, and 2023:

($000)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$826,392	$789,211	$746,254
Operating lease assets obtained in exchange for operating lease liabilities	$925,067	$841,891	$682,580

Note F: Taxes on Earnings

The provision for income taxes for fiscal 2025, 2024, and 2023 consisted of the following:

($000)	2025 [1]	1	2024	2023
Current
Federal	$508,923		$580,253	$532,913
State	113,803		95,369	85,169
	622,726		675,622	618,082
Deferred
Federal	68,901		(7,016)	(16,265)
State	5,486		(2,182)	(4,556)
	74,387		(9,198)	(20,821)
Total	$697,113		$666,424	$597,261

[1] Foreign income taxes were not material to the consolidated financial statements in fiscal 2025.

The provision for taxes for financial reporting purposes is different from the tax provision computed by applying the U.S. federal statutory income tax rate. For fiscal 2025, 2024, and 2023, the differences are reconciled in the tables below:

($000)	2025
	Amount	Percent
Federal income taxes at the statutory rate	$596,853	21.0%
State and local income taxes, net of federal income tax effect[1]	94,238	3.3%
Other adjustments	6,022	0.2%
Total	$697,113	24.5%

[1] State taxes in California contributed to the majority of the tax effect in this category.

	2024	2023
Federal income taxes at the statutory rate	21.0%	21.0%
State and local income taxes, net of federal income tax effect, and other	3.2%	3.2%
Total	24.2%	24.2%

The components of deferred taxes at January 31, 2026 and February 1, 2025 are as follows:

($000)	2025	2024
Deferred Tax Assets
Accrued liabilities	$33,414	$32,819
Deferred compensation	48,790	45,689
Stock-based compensation	51,814	53,995
State taxes and credits	20,618	20,534
Employee benefits	34,156	29,549
Operating lease liabilities	923,093	870,577
Other	9,056	9,633
Gross Deferred Tax Assets	1,120,941	1,062,796
Less: Valuation allowance	(116)	(583)
Deferred Tax Assets	1,120,825	1,062,213

Deferred Tax Liabilities
Depreciation and amortization	(441,213)	(364,320)
Merchandise inventory	(24,977)	(26,004)
Supplies	(15,866)	(14,873)
Operating lease assets	(878,287)	(826,425)
Other	(21,909)	(17,631)
Deferred Tax Liabilities	(1,382,252)	(1,249,253)
Net Deferred Tax Liabilities	$(261,427)	$(187,040)

At the end of fiscal 2025 and 2024, the Company’s state tax credit carryforwards for income tax purposes were approximately $8.6 million and $9.6 million, respectively. The state tax credit carryforwards will begin to expire in fiscal 2032. As of January 31, 2026 and February 1, 2025, the Company has provided a valuation allowance of $0.1 million and $0.6 million, respectively, for deferred tax assets related to state tax credits that are not expected to be realized.

The changes in amounts of unrecognized tax benefits (gross of federal tax benefits and excluding interest and penalties) at fiscal 2025, 2024, and 2023 are as follows:

($000)	2025	2024	2023
Unrecognized tax benefits - beginning of year	$54,291	$52,379	$53,544
Gross increases:
Tax positions in current period	12,159	13,100	13,206
Tax positions in prior period	2,516	1,163	2,295
Gross decreases:
Tax positions in prior periods	(426)	(3,405)	(4,366)
Lapse of statutes of limitations	(13,059)	(8,820)	(11,148)
Settlements	(1,382)	(126)	(1,152)
Unrecognized tax benefits - end of year	$54,099	$54,291	$52,379

At the end of fiscal 2025, 2024, and 2023, the reserves for unrecognized tax benefits were $61.3 million, $62.2 million, and $58.6 million inclusive of $7.2 million, $7.9 million, and $6.2 million of related reserves for interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $48.9 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred tax assets and liabilities. These amounts are net of federal and state income taxes.

The Company is open to audit by the Internal Revenue Service under the statute of limitations for fiscal years 2022 through 2025. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2021 through 2025. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the consolidated financial statements.

In July 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14.”, also known as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law. The OBBBA made several changes to business tax provisions including the reinstatement of 100% bonus depreciation and immediate expensing of domestic research and development expenditures. These changes did not have a material impact to the consolidated financial statements in fiscal 2025.

The following table presents the supplemental cash flow disclosures for Income taxes paid, net for fiscal 2025:

($000)	2025 [1]
Federal	$493,259
California	60,872
Other states	51,434
Total Income taxes paid, net	$605,565

[1] Foreign income taxes paid were not material to the consolidated financial statements in fiscal 2025.

Note G: Employee Benefit Plans

The Company has a defined contribution plan that is available to employees who meet the eligibility criteria defined in the plan document. Under the plan, employee and Company contributions and accumulated plan earnings qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches up to 4% of the employee’s salary up to the plan limits. A similar type of plan is available for eligible employees in Puerto Rico. Company matching contributions to the plans were $30.7 million, $28.6 million, and $26.9 million in fiscal 2025, 2024, and 2023, respectively.

The Company also makes available to management a Nonqualified Deferred Compensation Plan which allows eligible employees to make payroll contributions on a pre-tax basis. Other long-term assets include $218.7 million and $196.8 million at January 31, 2026 and February 1, 2025, respectively, of long-term plan investments, at market value, set aside or designated for the Nonqualified Deferred Compensation Plan. Refer to Note B: Fair Value Measurements for additional information. Plan investments are designated by the participants, and investment returns are not guaranteed by the Company. The Company has a corresponding liability to participants of $218.7 million and $196.8 million at January 31, 2026 and February 1, 2025, respectively, included in Other long-term liabilities in the Consolidated Balance Sheets.

In addition, the Company has certain individuals who receive or will receive post-employment medical benefits. The estimated liability for these benefits of $11.9 million and $13.2 million is included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025, respectively.

Note H: Shareholders’ Equity

Stock repurchase program. In March 2024, the Company’s Board of Directors approved a two-year program to repurchase up to $2.1 billion of the Company’s common stock. This program was completed at the end of fiscal 2025 and followed the previously completed two-year $1.9 billion stock repurchase program, effective through fiscal 2023.

The following table summarizes the Company’s stock repurchase activity in fiscal 2025, 2024, and 2023:

Fiscal Year	Shares repurchased (in millions)	Average repurchase price	Amount repurchased (in millions)[1]
2025	7.1	$147.61	$1,050
2024	7.3	$144.46	$1,050
2023	8.2	$115.24	$950

[1] Amount excludes excise tax due under the Inflation Reduction Act of 2022.

In March 2026, the Company’s Board of Directors approved a new, two-year program to repurchase up to $2.55 billion of the Company’s common stock through January 29, 2028.

Treasury stock. As of January 31, 2026 and February 1, 2025, the Company held 17.0 million and 16.4 million shares of treasury stock, respectively. Shares repurchased for tax withholding are considered treasury shares which are available for reissuance. Shares purchased by the Company for tax withholding totaled 0.6 million, 0.6 million, and 0.5 million shares for fiscal 2025, 2024, and 2023, respectively.

Preferred stock. The Company has 4.0 million shares of preferred stock authorized, with a par value of $.01 per share. No preferred stock is issued or outstanding.

Dividends. On March 3, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.4450 per common share, payable on March 31, 2026. The Company’s Board of Directors declared a cash dividend of $0.4050 per common share in March, May, August, and November 2025. The Company’s Board of Directors declared a cash dividend of $0.3675 per common share in March, May, August, and November 2024. The Company’s Board of Directors declared a cash dividend of $0.3350 per common share in February, May, August, and November 2023. During fiscal 2025, 2024, and 2023, the Company paid dividends of $528.1 million, $488.7 million, and $454.8 million, respectively.

Note I: Segment Reporting

The Company has two operating segments; Ross and dd’s DISCOUNTS. Each operating segment’s operations include only activities related to off-price retailing in stores throughout the United States and its territories. The Company determined that the two operating segments share similar economic and other qualitative characteristics and are therefore aggregated into one reportable segment.

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

The financial information below, including the significant expense categories regularly provided to the CODM, is presented for the Company’s reportable segment for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024:

($000)	2025	2024	2023
Sales	$22,750,559	$21,129,219	$20,376,941
Less:
Costs and Expenses[1]
Cost of goods sold, excluding occupancy costs[2]	15,086,669	13,983,087	13,612,994
Occupancy costs[3]	1,360,587	1,277,419	1,188,607
Store related costs[4]	3,042,354	2,859,879	2,762,186
Other segment items[5]	553,592	423,248	505,491
Segment operating income	2,707,357	2,585,586	2,307,663
Interest income, net[6]	(134,800)	(171,568)	(164,118)
Earnings before taxes	$2,842,157	$2,757,154	$2,471,781

[1] Refer to Note A: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for depreciation and amortization expense.
[2] Cost of goods sold, excluding occupancy costs primarily includes merchandise related costs, distribution costs, freight costs, and buying costs.
[3] Occupancy costs primarily includes rent, depreciation, and amortization related to the Company’s retail stores.
[4] Store related costs primarily includes store payroll, other store operating expenses, and advertising costs.
[5] Other segment items included in Segment operating income primarily includes other general and administrative expenses.
[6] Refer to Note A: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for disclosure of the components of Interest income, net.

Note J: Litigation, Claims, and Assessments

Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remains pending as of January 31, 2026.

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

Note K: Subsequent Events

On February 20, 2026, the United States Supreme Court issued a decision that tariffs imposed in 2025 under the International Emergency Economic Powers Act were not authorized under the statute. The Company is currently evaluating the impact of this ruling and any subsequent rulings by lower courts on refunds on its operations and consolidated financial statements, including the amount and timing of any potential recoveries of incremental tariffs paid under this statute.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ross Stores, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of January 31, 2026 and February 1, 2025, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 30, 2026

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as set forth in Internal Control — Integrated Framework (2013). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 31, 2026.

Our internal control over financial reporting as of January 31, 2026 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and their opinion as to the effectiveness of our internal control over financial reporting is stated in their report, dated March 30, 2026, which is included in Item 8 in this Annual Report on Form 10-K.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the fourth fiscal quarter.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K is incorporated herein by reference to the section entitled “Executive Officers of the Registrant” at the end of Item I of this report; and to the section of the Ross Stores, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on Wednesday, May 20, 2026 (the “Proxy Statement”) entitled “Information Regarding Nominees and Incumbent Directors.” Information required by Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement under the section titled “Delinquent Section 16(a) Reports.” Since our last Annual Report on Form 10-K, we have not made any material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors. Information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement under the section entitled “Information Regarding Nominees and Incumbent Directors” under the caption “Audit Committee.” The information required by Item 408(b) of Regulation S-K is incorporated by reference to the section of the Proxy Statement entitled “Additional Executive Compensation Policies, Practices, and Guidelines” under the caption “Insider Trading Policy and Procedures and Guidelines Governing Hedging and Securities Trades by Directors, Officers, and Employees.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity compensation plan information. The following table summarizes the equity compensation plans under which the Company’s common stock may be issued as of January 31, 2026:

Shares in (000s)	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price per share of outstanding options and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity compensation plans
approved by security holders	508	—	10,098	[1]
Equity compensation plans not
approved by security holders	—	—	—
Total	508	—	10,098

[1] Includes 3.3 million shares reserved for issuance under the Employee Stock Purchase Plan and 6.8 million shares reserved for issuance under the 2017 Equity Incentive Plan.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements, schedules, and exhibits are filed as part of this report or are incorporated herein as indicated:
1. List of Consolidated Financial Statements.
The following consolidated financial statements are included herein under Item 8:
Consolidated Statements of Earnings for the years ended January 31, 2026, February 1, 2025, and February 3, 2024.
Consolidated Statements of Comprehensive Income for the years ended January 31, 2026, February 1, 2025, and February 3, 2024.
Consolidated Balance Sheets at January 31, 2026 and February 1, 2025.
Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2026, February 1, 2025, and February 3, 2024.
Consolidated Statements of Cash Flows for the years ended January 31, 2026, February 1, 2025, and February 3, 2024.
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
The following is the list of Exhibits required to be filed with this Report.

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

4.4	Form of 4.700% Senior Notes Due 2027, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.5	Form of 4.800% Senior Notes Due 2030, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.6	Form of 5.450% Senior Notes Due 2050, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on April 7, 2020.
4.7
Officers’ Certificate, dated as of October 21, 2020 establishing the aggregate amounts, terms and forms of the Notes., incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.

4.8	Form of the 0.875% Senior Notes Due 2026, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.
4.9	Form of the 1.875% Senior Notes Due 2031, included in and incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Ross Stores, Inc. on October 22, 2020.
10.1
Credit Agreement dated June 27, 2025, among Ross Stores, Inc., various lenders and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2025.

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

10.4	Second Amended and Restated Ross Stores, Inc. Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.
10.5	Amended Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.
10.6	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.7	Form of Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended July 29, 2017.
10.8	Form of Performance Shares Grant Agreement, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2018.
10.9
Ross Stores, Inc. Form of Notice of Grant of Performance Shares and Form of Performance Share Agreement pursuant to the Ross Stores, Inc. 2017 Equity Incentive Plan., incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 2, 2025.

10.10
Form of Notice of Grant of Restricted Stock Units and Form of Restricted Stock Units Agreement (For Non-employee Directors) pursuant to the Ross Stores, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 3, 2024.

10.11	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2023.
10.12	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2023.
10.13	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2024.
10.14	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 5, 2024.
10.15	Form of Executive Employment Agreement for Executive Officers (CA), incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2025.
10.16	Form of Executive Employment Agreement for Executive Officers (NON-CA), incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2025.
10.17
Employment Agreement effective June 1, 2012 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 27, 2012.

10.18
Second Amendment to Employment Agreement effective January 1, 2016 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.49 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended January 30, 2016.

10.19
Fourth Amendment to the Employment Agreement effective April 15, 2017 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended April 29, 2017.

10.20
Fifth Amendment to the Employment Agreement effective July 3, 2018 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended August 4, 2018.

10.21
Eighth Amendment to the Employment Agreement effective September 24, 2020 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 31, 2020.

10.22
Ninth Amendment to Employment Agreement effective May 2, 2022 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.6 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2023.

10.23
Tenth Amendment to Employment Agreement effective August 29, 2023 between Michael Balmuth and Ross Stores, Inc., incorporated by reference to Exhibit 10.7 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended October 28, 2023.

10.24
Employment Agreement effective October 21, 2024 between James G. Conroy and Ross Stores, incorporated by reference to Exhibit 10.32 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2025.

10.25
First Amendment to Employment Agreement effective February 27, 2025 between James G. Conroy and Ross Stores, Inc., incorporated by reference to Exhibit 10.33 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2025.

10.26	Second Amendment to Employment Agreement effective November 29, 2025 between James G. Conroy and Ross Stores, Inc.
10.27
Repayment Agreement effective October 21, 2024 between James G. Conroy and Ross Stores, Inc., incorporated by reference to Exhibit 10.34 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2025.

10.28
Ross Stores, Inc. Notice of Grant of Restricted Stock Units to James G. Conroy., incorporated by reference to Exhibit 10.35 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2025.

10.29
Employment Agreement effective March 16, 2025 between Michael Hartshorn and Ross Stores, Inc., incorporated by reference to Exhibit 10.3 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended May 3, 2025.

10.30
Executive Employment Agreement effective October 1, 2025 between William W. Sheehan II and Ross Stores, Inc., incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by Ross Stores, Inc. for its quarter ended November 1, 2025.

10.31	Executive Employment Agreement effective December 1, 2024 between Karen Fleming and Ross Stores, Inc.
19	Ross Stores, Inc. Insider Trading Policy (December 2024)., incorporated by reference to Exhibit 19 to the Form 10-K filed by Ross Stores, Inc. for its fiscal year ended February 1, 2025.
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

		By:	/s/ James G. Conroy
Date:	March 30, 2026		James G. Conroy
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Conroy	Chief Executive Officer, Director	March 30, 2026
James G. Conroy	(Principal Executive Officer)

/s/ William W. Sheehan II	Executive Vice President and Chief Financial Officer	March 30, 2026
William W. Sheehan II	(Principal Financial Officer)

/s/ Jeffrey P. Burrill	Group Senior Vice President, Chief Accounting Officer and	March 30, 2026
Jeffrey P. Burrill	Corporate Controller (Principal Accounting Officer)

/s/ K. Gunnar Bjorklund	Director	March 30, 2026
K. Gunnar Bjorklund

/s/ Michael J. Bush	Director	March 30, 2026
Michael J. Bush

/s/ Edward G. Cannizzaro	Director	March 30, 2026
Edward G. Cannizzaro

/s/ Sharon D. Garrett	Director	March 30, 2026
Sharon D. Garrett

/s/ Michael J. Hartshorn	Group President and Chief Operating Officer, Director	March 30, 2026
Michael J. Hartshorn

/s/ Stephen D. Milligan	Director	March 30, 2026
Stephen D. Milligan

/s/ Patricia H. Mueller	Director	March 30, 2026
Patricia H. Mueller

/s/ George P. Orban	Director	March 30, 2026
George P. Orban

/s/ Doniel N. Sutton	Director	March 30, 2026
Doniel N. Sutton