Form 10-Q
period 2026-05-02
ROSS STORES, INC.
filed 2026-06-02
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 02, 2026

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on May 15, 2026 was 320,781,076.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended
($000, except per share data, unaudited)	May 2, 2026	May 3, 2025
Sales	$6,010,476	$4,984,971

Costs and Expenses
Cost of goods sold	4,230,589	3,581,366
Selling, general and administrative	975,861	797,135

Operating income	804,026	606,470
Interest income, net	(33,449)	(34,409)
Earnings before taxes	837,475	640,879
Provision for taxes on earnings	187,511	161,630
Net earnings	$649,964	$479,249

Earnings per share
Basic	$2.04	$1.48
Diluted	$2.02	$1.47

Weighted-average shares outstanding (000)
Basic	318,957	324,877
Diluted	321,231	327,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
($000, unaudited)	May 2, 2026	May 3, 2025
Net earnings	$649,964	$479,249

Other comprehensive income	—	—
Comprehensive income	$649,964	$479,249
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Current Assets
Cash and cash equivalents	$4,130,980	$4,594,392	$3,783,413
Accounts receivable	212,540	181,301	181,004
Merchandise inventory	2,976,958	2,630,970	2,669,849
Prepaid expenses and other	252,941	233,434	240,837
Total current assets	7,573,419	7,640,097	6,875,103

Property and Equipment
Land and buildings	1,838,070	1,836,167	1,494,018
Fixtures and equipment	5,115,619	5,056,827	4,561,893
Leasehold improvements	1,870,928	1,861,160	1,719,361
Construction-in-progress	560,433	477,290	864,381
	9,385,050	9,231,444	8,639,653
Less accumulated depreciation and amortization	5,237,384	5,142,684	4,812,112
Property and equipment, net	4,147,666	4,088,760	3,827,541

Operating lease assets	3,531,945	3,519,610	3,325,849
Other long-term assets	301,542	300,270	276,123
Total assets	$15,554,572	$15,548,737	$14,304,616

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,653,741	$2,386,418	$2,163,954
Accrued expenses and other	696,511	666,978	616,008
Current operating lease liabilities	735,528	727,855	702,025
Accrued payroll and benefits	376,760	484,407	274,877
Income taxes payable	210,971	61,779	180,083
Current portion of long-term debt	241,344	499,743	498,812
Total current liabilities	4,914,855	4,827,180	4,435,759

Long-term debt	776,843	1,017,863	1,016,897
Non-current operating lease liabilities	2,969,435	2,966,877	2,797,935
Other long-term liabilities	292,944	287,947	268,698
Deferred income taxes	295,492	261,427	209,249

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 321,035,000, 322,333,000 and 327,384,000 shares, respectively	3,210	3,223	3,274
Additional paid-in capital	2,314,302	2,257,354	2,131,533
Treasury stock	(933,459)	(799,288)	(779,541)
Retained earnings	4,920,950	4,726,154	4,220,812
Total stockholders’ equity	6,305,003	6,187,443	5,576,078
Total liabilities and stockholders’ equity	$15,554,572	$15,548,737	$14,304,616
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Three Months Ended May 2, 2026

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at January 31, 2026	322,333	$3,223	$2,257,354	$(799,288)	$4,726,154	$6,187,443
Net earnings	—	—	—	—	649,964	649,964
Common stock issued under stock plans, net of shares used for tax withholding	156	2	6,614	(134,171)	—	(127,555)
Stock-based compensation	—	—	59,120	—	—	59,120
Common stock repurchased, inclusive of excise tax	(1,454)	(15)	(8,786)	—	(311,609)	(320,410)
Dividends declared ($0.4450 per share)	—	—	—	—	(143,559)	(143,559)
Balance at May 2, 2026	321,035	$3,210	$2,314,302	$(933,459)	$4,920,950	$6,305,003

	Three Months Ended May 3, 2025

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at February 1, 2025	328,813	$3,288	$2,097,110	$(719,410)	$4,128,207	$5,509,195
Net earnings	—	—	—	—	479,249	479,249
Common stock issued under stock plans, net of shares used for tax withholding	551	6	6,137	(60,131)	—	(53,988)
Stock-based compensation	—	—	39,296	—	—	39,296
Common stock repurchased, inclusive of excise tax	(1,980)	(20)	(11,010)	—	(253,344)	(264,374)
Dividends declared ($0.4050 per share)	—	—	—	—	(133,300)	(133,300)
Balance at May 3, 2025	327,384	$3,274	$2,131,533	$(779,541)	$4,220,812	$5,576,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
($000, unaudited)	May 2, 2026	May 3, 2025
Cash Flows From Operating Activities
Net earnings	$649,964	$479,249
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	132,599	115,938
Stock-based compensation	59,120	39,296
Deferred income taxes	34,065	22,209
Change in assets and liabilities:
Merchandise inventory	(345,988)	(225,336)
Other current assets	(50,547)	(58,426)
Accounts payable	262,115	67,182
Other current liabilities	(57,344)	(173,946)
Income taxes	153,136	139,086
Operating lease assets and liabilities, net	(2,104)	1,351
Other long-term, net	993	3,112
Net cash provided by operating activities	836,009	409,715

Cash Flows From Investing Activities
Additions to property and equipment	(208,954)	(207,378)
Net cash used in investing activities	(208,954)	(207,378)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	6,616	6,143
Treasury stock purchased	(134,171)	(60,131)
Repurchase of common stock	(318,750)	(262,521)
Dividends paid	(143,559)	(133,300)
Payment of long-term debt	(500,000)	(700,000)
Net cash used in financing activities	(1,089,864)	(1,149,809)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(462,809)	(947,472)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,661,973	4,796,462
End of period	$4,199,164	$3,848,990

Supplemental Cash Flow Disclosures
Interest paid	$19,839	$35,939
Income taxes paid, net	$309	$334
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 2, 2026 and May 3, 2025
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of May 2, 2026 and May 3, 2025, and the results of operations, comprehensive income, stockholders’ equity, and cash flows for the three month periods ended May 2, 2026 and May 3, 2025. The Condensed Consolidated Balance Sheet as of January 31, 2026, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026.

The results of operations, comprehensive income, stockholders’ equity, and cash flows for the three month periods ended May 2, 2026 and May 3, 2025 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. The fiscal years ending January 30, 2027 and January 31, 2026 are referred to as fiscal 2026 and fiscal 2025, respectively, and are both 52-week years. The three month periods ended May 2, 2026 and May 3, 2025 are referred to as the first quarter of fiscal 2026 and fiscal 2025, respectively.

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

Restricted cash and cash equivalents. Restricted cash and cash equivalents serve as collateral for certain insurance obligations. These restricted funds cannot be withdrawn from the Company’s account without the prior written consent of the secured parties. The classification between current and long-term is based on the timing of expected payments of the obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets, that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	May 2, 2026	January 31, 2026	May 3, 2025
Cash and cash equivalents	$4,130,980	$4,594,392	$3,783,413
Restricted cash and cash equivalents included in:
Prepaid expenses and other	21,137	20,950	17,050
Other long-term assets	47,047	46,631	48,527
Total restricted cash and cash equivalents	68,184	67,581	65,577
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,199,164	$4,661,973	$3,848,990
Property and equipment. As of May 2, 2026 and May 3, 2025, the Company had $54.7 million and $29.2 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets. The Company capitalizes interest during the construction period of facilities and during the development and implementation phase of software projects.

Depreciation and amortization expense on property and equipment for the three month periods ended May 2, 2026 and May 3, 2025 were as follows:

	Three Months Ended
($000)	May 2, 2026	May 3, 2025
Depreciation and amortization expense	$132,599	$115,938

Operating leases. Operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) for the three month periods ended May 2, 2026 and May 3, 2025 were $189.1 million and $202.7 million, respectively.

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

All outstanding payments owed under the SCF program are recorded within Accounts payable in the Condensed Consolidated Balance Sheets. The Company accounts for all payments made under the SCF program as a reduction to operating cash flows in Accounts payable within the Condensed Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the SCF program and included in Accounts payable were $215.3 million, $208.2 million, and $162.2 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.

Cash dividends. On May 20, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.4450 per common share, payable on June 30, 2026. The Company’s Board of Directors declared quarterly cash dividends of $0.4450 per common share in March 2026, and $0.4050 per common share in March, May, August, and November 2025.

Stock repurchases. In March 2026, the Company’s Board of Directors approved a new, two-year stock repurchase program to repurchase up to $2.55 billion of the Company’s common stock through January 29, 2028. During the three month period ended May 2, 2026, the Company repurchased 1.5 million shares of common stock for $318.7 million (excluding excise tax) under this program. As of May 2, 2026, there was $2.2 billion available for future repurchases under this program. During the three month period ended May 3, 2025, the Company repurchased 2.0 million shares of common stock for $262.5 million (excluding excise tax) under the previous publicly announced repurchase program.

Stock purchased for tax withholding is considered treasury stock which is available for reissuance. During the three month periods ended May 2, 2026 and May 3, 2025, stock purchased by the Company for tax withholding totaled 0.6 million shares and 0.5 million shares, respectively.

Commitments and contingencies. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remained pending as of May 2, 2026.

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

The Company believes that the resolution of currently pending class/representative action litigation and other currently pending legal and regulatory proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows.

In February 2026, the U.S. Supreme Court issued a decision that tariffs imposed beginning in 2025 under the International Emergency Economic Powers Act (“IEEPA”) were not authorized under the statute. U.S. Customs and Border Protection has initiated a process for claiming refunds of tariffs paid under IEEPA, and the Company has submitted claims for IEEPA tariffs paid. The claims submitted remain subject to ongoing legal, regulatory, or administrative developments and the timing, amount, and availability of refunds remains uncertain. As of May 2, 2026, the Company has not recognized a receivable or gain relating to tariff refunds because realization was not assured.

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three month periods ended May 2, 2026 and May 3, 2025:

	Three Months Ended
	May 2, 2026	May 3, 2025
Home Accents and Bed and Bath	25%	26%
Ladies	23%	23%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	15%
Men’s	14%	14%
Shoes	14%	13%
Children’s	9%	9%
Total	100%	100%

Interest income, net. The table below shows the components of interest income, net for the three month periods ended May 2, 2026 and May 3, 2025:

	Three Months Ended
($000)	May 2, 2026	May 3, 2025
Interest income	$(41,051)	$(46,868)
Capitalized interest	(3,077)	(5,404)
Interest expense on long-term debt	10,333	17,463
Other interest expense	346	400
Interest income, net	$(33,449)	$(34,409)

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

The underlying assets held in Cash and cash equivalents, and restricted cash and cash equivalents include bank deposits, money market mutual funds, and U.S. Government and agency securities for which the fair value is determined using quoted prices for identical assets in active markets, which are considered Level 1 inputs. The fair values of Cash and cash equivalents, and restricted cash and cash equivalents as of May 2, 2026, January 31, 2026, and May 3, 2025 were as follows:

($000)	May 2, 2026	January 31, 2026	May 3, 2025
Cash and cash equivalents (Level 1)	$4,130,980	$4,594,392	$3,783,413
Restricted cash and cash equivalents (Level 1)	$68,184	$67,581	$65,577

As of May 2, 2026 and January 31, 2026, the underlying assets in the Company’s nonqualified deferred compensation program consisted of participant-directed mutual funds (Level 1) and fixed-income securities (Level 2). The mutual funds all have quoted market prices in active markets and are classified as Level 1. The fixed-income securities are measured at contract value, which represents the amount available to participants upon withdrawal and are classified as Level 2. As of May 3, 2025, the underlying assets primarily consisted of participant-directed mutual funds that had quoted market prices in active markets and were classified as Level 1.

The fair value of the Company’s nonqualified deferred compensation program assets (included in Other long-term assets and Other long-term liabilities on the Condensed Consolidated Balance Sheets) as of May 2, 2026, January 31, 2026, and May 3, 2025 were as follows:

($000)	May 2, 2026	January 31, 2026	May 3, 2025
Mutual funds (Level 1)	$177,384	$181,532	$195,123
Fixed-income securities (Level 2)	42,552	37,122	—
Total	$219,936	$218,654	$195,123

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

Restricted stock awards and performance awards are collectively referred to as stock awards.

A summary of stock awards activity for the three month period ended May 2, 2026, is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at January 31, 2026	3,814	$125.38
Awarded	598	211.93
Released	(1,356)	114.28
Forfeited	(53)	137.96
Unvested at May 2, 2026	3,003	$147.40

The unamortized stock award compensation expense at May 2, 2026 and May 3, 2025 was $271.4 million and $260.3 million, respectively, which are each expected to be recognized over a weighted-average remaining period of 2.1 years.

Employee stock purchase plan. Under the Employee Stock Purchase Plan (“ESPP”), eligible employees participating in the quarterly offering period can choose to have up to the lesser of 10% of their annual base earnings or the Internal Revenue Service (“IRS”) annual share purchase limit of $25,000 in aggregate market value to purchase the Company’s common stock. The purchase price of the stock is 85% of the closing market price on the date of purchase. Purchases occur on a quarterly basis (on the last trading day of each calendar quarter). The Company recognizes expense for ESPP purchase rights equal to the value of the 15% discount given on the purchase date.

For the three month periods ended May 2, 2026 and May 3, 2025, the Company recognized stock-based compensation expense as follows:

	Three Months Ended
($000)	May 2, 2026	May 3, 2025
Restricted stock	$24,546	$26,349
Performance awards	33,405	11,862
Employee stock purchase plan	1,169	1,085
Total	$59,120	$39,296

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three month periods ended May 2, 2026 and May 3, 2025 was as follows:

	Three Months Ended
Statements of Earnings Classification ($000)	May 2, 2026	May 3, 2025
Cost of goods sold	$22,174	$17,603
Selling, general and administrative	36,946	21,693
Total	$59,120	$39,296

The tax benefits related to stock-based compensation expense for the three month periods ended May 2, 2026 and May 3, 2025 were $10.2 million and $6.6 million, respectively.

2026 Equity Incentive Plan. At the Company’s Annual Meeting on May 20, 2026, the stockholders approved the Ross Stores, Inc. 2026 Equity Incentive Plan (“2026 Plan”) which replaced the Company’s 2017 Equity Incentive Plan (“Predecessor Plan”). The 2026 Plan is authorized to have an initial reserve of approximately 15.8 million shares (subject to adjustment in accordance with the plan). The initial reserve represents an increase of 9.0 million shares from the total number of shares that remained available for issuance under the Predecessor Plan. The 2026 Plan became immediately effective upon approval and no further awards will be granted under the Predecessor Plan, which was terminated.

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

Shares are excluded from the calculation of diluted EPS if their effect would have been anti-dilutive to the calculation of diluted EPS. For the three month period ended May 2, 2026, weighted-average shares with an anti-dilutive effect were not material. For the three month period ended May 3, 2025, approximately 286,000 weighted-average shares were excluded from the calculation of diluted EPS.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
May 2, 2026
Shares	318,957	2,274	321,231
Amount	$2.04	$(0.02)	$2.02

May 3, 2025
Shares	324,877	2,128	327,005
Amount	$1.48	$(0.01)	$1.47

Note E: Debt

Long-term debt. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, as of May 2, 2026, January 31, 2026, and May 3, 2025, consisted of the following:

($000)	May 2, 2026	January 31, 2026	May 3, 2025
0.875% Senior Notes due 2026	$—	$499,743	$498,812
4.700% Senior Notes due 2027	241,344	241,230	240,890
4.800% Senior Notes due 2030	133,179	133,134	132,998
1.875% Senior Notes due 2031	497,106	496,962	496,533
5.450% Senior Notes due 2050	146,558	146,537	146,476
Total long-term debt[1]	$1,018,187	$1,517,606	$1,515,709

Less: current portion	$241,344	$499,743	$498,812
Total due beyond one year	$776,843	$1,017,863	$1,016,897

[1] Net of unamortized discounts and debt issuance costs of $6.8 million, $7.4 million, and $9.3 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

In April 2026, the Company repaid at maturity the $500 million principal amount of the 0.875% Senior Notes. In April 2025, the Company repaid at maturity the $700 million principal amount of the 4.600% Senior Notes.

The aggregate fair value of the remaining four outstanding series of Senior Notes was approximately $1.0 billion as of May 2, 2026. The aggregate fair values of the five then outstanding series of Senior Notes were approximately $1.5 billion and $1.4 billion as of January 31, 2026 and May 3, 2025, respectively. The fair value is estimated by obtaining comparable market quotes, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

Revolving credit facility. The Company’s $1.3 billion senior unsecured revolving credit facility (“Credit Facility”) expires in June 2030 and may be extended at the Company’s request for up to two additional one-year periods subject to customary conditions. The Credit Facility contains a $300 million sublimit for issuance of standby letters of credit. It also contains an option allowing the Company to increase the size of its Credit Facility by up to an additional $700 million, with the agreement of the committing lenders. Interest on borrowings under this Credit Facility is a term rate based on the Secured Overnight Financing Rate (“Term SOFR”) (or an alternate benchmark rate, if Term SOFR is no longer available) plus an applicable margin, and is payable quarterly and upon maturity.

The Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated Earnings before Interest, Income Tax, Depreciation, Amortization, and Lease Expense (“EBITDAR”) financial leverage ratio covenant. As of May 2, 2026, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

Note F: Taxes on Earnings

The Company’s effective tax rates for the three month periods ended May 2, 2026 and May 3, 2025 were approximately 22.4% and 25.2%, respectively. The decrease of 2.8% in the effective tax rate for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily due to the tax effects associated with stock-based compensation. The Company’s effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The Company’s effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

As of May 2, 2026, January 31, 2026, and May 3, 2025, the reserves for unrecognized tax benefits were $65.3 million, $61.3 million, and $64.9 million, inclusive of $8.1 million, $7.2 million, and $9.0 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $52.0 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

The Company is open to audit by the IRS under the statute of limitations for fiscal years 2022 through 2025. The Company’s state income tax returns are generally open to audit under the various statutes of limitations for fiscal years 2021 through 2025. Certain state tax returns are currently under audit by various tax authorities. The Company does not expect the results of these audits to have a material impact on the condensed consolidated financial statements.

Note G: Segment Reporting

The Company has two operating segments: Ross and dd’s DISCOUNTS. The operations of each operating segment include only activities related to off-price retailing in stores throughout the United States and its territories. The Company determined that the two operating segments share similar economic and other qualitative characteristics and are therefore aggregated into one reportable segment.

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

The financial information below, including the significant expense categories regularly provided to the CODM, is presented for the Company’s reportable segment for the three month periods ended May 2, 2026 and May 3, 2025:

	Three Months Ended
($000)	May 2, 2026	May 3, 2025
Sales	$6,010,476	$4,984,971

Costs and Expenses[1]
Cost of goods sold, excluding occupancy costs[2]	3,873,957	3,254,651
Occupancy costs[3]	356,632	326,715
Store-related costs[4]	801,156	677,414
Other segment items[5]	174,705	119,721
Segment operating income	804,026	606,470
Interest income, net[6]	(33,449)	(34,409)
Earnings before taxes	$837,475	$640,879

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
[4] Store-related costs primarily includes store payroll, other store operating expenses, and advertising costs.
[5] Other segment items primarily includes other general and administrative expenses.
[6] Refer to Note A: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for disclosure of the components of Interest income, net.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of May 2, 2026 and May 3, 2025, the related condensed consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the three month periods ended May 2, 2026 and May 3, 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 31, 2026, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2026, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 2, 2026

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under the caption “Forward-Looking Statements” and also those in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for fiscal 2025. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for fiscal 2025. All information is based on our fiscal calendar.

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,917 locations in 44 states, the District of Columbia, Guam, and Puerto Rico as of May 2, 2026. Ross offers first-quality, in-season, brand name and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 365 dd’s DISCOUNTS stores in 23 states as of May 2, 2026 that feature a more moderately-priced assortment of first-quality, in-season apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Financial Highlights

Financial results for the first quarter of fiscal 2026 were as follows:

•Sales were $6,010 million, compared to $4,985 million in the first quarter of fiscal 2025.
•Comparable store sales increased 17%.
•Operating income was $804 million, compared to $606 million in the first quarter of fiscal 2025.
•Operating income as a percentage of sales was 13.4%, compared to 12.2% in the first quarter of fiscal 2025.
•Net income was $650 million, compared to $479 million in the first quarter of fiscal 2025.
•Diluted earnings per share were $2.02, compared to $1.47 in the first quarter of fiscal 2025.

Key Initiatives

Our current key initiatives include the following:

•Merchandising: Delivering broad‑based assortments timely and offering more brands at compelling values for our customers.
•Marketing: Advancing our marketing initiatives to further increase customer acquisition and engagement.
•Stores: Making meaningful improvements to the in-store shopping experience for our customers.

We believe these initiatives will positively contribute to our performance and support our growth plans.

Store Openings

The following table summarizes the stores opened and closed during the three month periods ended May 2, 2026 and May 3, 2025:

	Three Months Ended
Store Count	May 2, 2026	May 3, 2025
Ross Dress for Less
Beginning of the period	1,904	1,831
Opened in the period	13	16
Closed in the period	—	—
Total Ross Dress for Less stores end of period	1,917	1,847
dd’s DISCOUNTS
Beginning of the period	363	355
Opened in the period	4	3
Closed in the period	(2)	—
Total dd’s DISCOUNTS stores end of period	365	358
Total stores end of period	2,282	2,205

We opened 17 new stores in the first quarter of fiscal 2026 and remain on track to open a total of approximately 110 new stores this year, comprised of about 85 Ross stores and 25 dd’s DISCOUNTS stores. We expect to open 47 stores in the three month period ending August 1, 2026, including 35 Ross and 12 dd’s DISCOUNTS locations.

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

Results of Operations

The following table summarizes our financial results for the three month periods ended May 2, 2026 and May 3, 2025:

	Three Months Ended
	May 2, 2026	May 3, 2025
Sales
Sales (millions)	$6,010	$4,985
Sales growth	21%	3%
Comparable store sales growth	17%	—%

Costs and expenses (as a percent of sales)
Cost of goods sold	70.4%	71.8%
Selling, general and administrative	16.2%	16.0%

Operating income (as a percent of sales)	13.4%	12.2%

Interest income, net (as a percent of sales)	(0.6%)	(0.7%)

Net earnings (as a percent of sales)	10.8%	9.6%

Sales. Sales for the three month period ended May 2, 2026 increased by approximately $1,026 million, or 21%, compared to the three month period ended May 3, 2025. This was primarily due to the 17% increase in comp store sales of $841 million and an increase in non-comp store sales of $185 million. The 17% increase in comp store sales was primarily driven by an approximately 11% increase in traffic and 6% increase in basket.

Our sales mix for the three month periods ended May 2, 2026 and May 3, 2025 is shown below:

	Three Months Ended
	May 2, 2026	May 3, 2025
Home Accents and Bed and Bath	25%	26%
Ladies	23%	23%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	15%
Men’s	14%	14%
Shoes	14%	13%
Children’s	9%	9%
Total	100%	100%

Cost of goods sold. Cost of goods sold for the three month period ended May 2, 2026 increased by approximately $649 million compared to the three month period ended May 3, 2025, primarily due to the increase in sales.

Cost of goods sold as a percentage of sales for the three month period ended May 2, 2026 decreased by approximately 145 basis points compared to the three month period ended May 3, 2025, primarily due to an 85 basis point increase in merchandise margin. Occupancy costs levered by 60 basis points. Distribution and domestic freight costs declined by 15 and 10 basis points, respectively. Partially offsetting these lower costs were higher buying costs of 25 basis points from higher incentive compensation expense.

Selling, general and administrative expenses. For the three month period ended May 2, 2026, selling, general and administrative expenses (“SG&A”) increased by approximately $179 million, compared to the three month period ended May 3, 2025, primarily due to higher store-related costs.

SG&A as a percentage of sales for the three month period ended May 2, 2026 increased by approximately 25 basis points compared to the three month period ended May 3, 2025, primarily due to higher incentive compensation expense.

Operating income. Operating income as a percentage of sales for the three month period ended May 2, 2026 increased by approximately 120 basis points compared to the three month period ended May 3, 2025, primarily driven by the decrease in cost of goods sold as a percentage of sales period-over-period, partially offset by the increase in SG&A as a percentage of sales period-over-period.

Interest income, net. For the three month period ended May 2, 2026, interest income, net was relatively flat compared to the three month period ended May 3, 2025, as shown in the table below:

	Three Months Ended
($000)	May 2, 2026	May 3, 2025
Interest income	$(41,051)	$(46,868)
Capitalized interest	(3,077)	(5,404)
Interest expense on long-term debt	10,333	17,463
Other interest expense	346	400
Interest income, net	$(33,449)	$(34,409)

Taxes on earnings. Our effective tax rates for the three month periods ended May 2, 2026 and May 3, 2025 were approximately 22.4% and 25.2%, respectively. The decrease of 2.8% in the effective tax rate for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 was primarily due to the tax effects associated with stock-based compensation. Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. Our effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

Earnings per share. Diluted earnings per share for the three month period ended May 2, 2026 was $2.02 compared to $1.47 for the three month period ended May 3, 2025. The $0.55, or 37%, increase in diluted earnings per share for the three month period ended May 2, 2026 was primarily attributable to an approximately 36% increase in net earnings and 1% reduction in weighted-average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures related to our new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under active stock repurchase programs, repay debt as it becomes due, and pay dividends. In April 2026, we repaid at maturity $500 million of Senior Notes, and in April 2025, we repaid at maturity $700 million of Senior Notes. As of May 2, 2026, we had $242 million principal amount of Senior Notes that will reach maturity in 2027.

Our cash flows for the three month periods ended May 2, 2026 and May 3, 2025, are summarized in the table below:

	Three Months Ended
($ millions)	May 2, 2026	May 3, 2025
Cash provided by operating activities	$836	$410
Cash used in investing activities	(209)	(207)
Cash used in financing activities	(1,090)	(1,150)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(463)	$(947)

Operating Activities

Net cash provided by operating activities for the three month period ended May 2, 2026 increased by approximately $426 million compared to the three month period ended May 3, 2025, primarily due to higher net earnings, higher accounts payable leverage (defined as Accounts payable divided by Merchandise inventory), and higher current year incentive compensation accruals. Accounts payable leverage was 89% and 81% as of May 2, 2026 and May 3, 2025, respectively. The increase in accounts payable leverage was primarily due to the timing of inventory receipts and related payments versus last year.

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

Changes in packaway inventory levels affect our operating cash flow. As of May 2, 2026, January 31, 2026, and May 3, 2025 packaway inventory was 36%, 37%, and 41% of total inventory, respectively.

Investing Activities

Net cash used in investing activities for the three month period ended May 2, 2026 was relatively flat compared to the three month period ended May 3, 2025.

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

Financing Activities

Net cash used in financing activities for the three month period ended May 2, 2026 decreased by approximately $60 million compared to the three month period ended May 3, 2025, primarily due to lower Senior Notes repayments, partially offset by higher stock purchased for tax withholding, and higher stock repurchases under our stock repurchase program.

Revolving credit facility. As of May 2, 2026, we had no borrowings or standby letters of credit outstanding under the Credit Facility, and we were in compliance with the financial covenant. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Senior notes. As of May 2, 2026, we had approximately $1.0 billion of outstanding Senior Notes, of which $241 million was classified in Current Liabilities on our Condensed Consolidated Balance Sheet for the period ended May 2, 2026. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Stock Repurchases. In March 2026, our Board of Directors approved a new, two-year program to repurchase up to $2.55 billion of our common stock through January 29, 2028. During the three month period ended May 2, 2026, we repurchased 1.5 million shares of common stock for $318.7 million (excluding excise tax) under this program. Refer to Note A: Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for additional information relating to our stock repurchase program.

Dividends. On May 20, 2026, our Board of Directors declared a quarterly cash dividend of $0.4450 per common share, payable on June 30, 2026.

Our Board of Directors declared a quarterly cash dividend of $0.4450 per common share in March 2026. Our Board of Directors declared a quarterly cash dividend of $0.4050 per common share in March, May, August, and November 2025.

For the three month periods ended May 2, 2026 and May 3, 2025, we paid cash dividends of $143.6 million and $133.3 million, respectively.

Other financing activities. Short-term trade credit represents a significant source of financing for merchandise inventory. Trade credit arises from customary payment terms and trade practices with our vendors. We regularly review the adequacy of credit available to us from all sources, and expect to be able to maintain adequate trade credit, bank credit, and other credit sources to meet our capital and liquidity requirements.

We ended the first quarter of fiscal 2026 with $4.1 billion of unrestricted cash balances, which were held primarily in bank deposits, money market mutual funds, and U.S. Government and agency securities across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, our Credit Facility, and trade credit are adequate to meet our operating cash needs and to fund our common stock repurchases, planned capital investments, quarterly dividend payments, debt repayments, and interest payments, for at least the next 12 months.

Contractual Obligations

As of May 2, 2026, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K as of January 31, 2026, other than those which occur in the ordinary course of business.

Critical Accounting Estimates

During the first quarter of fiscal 2026, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended January 31, 2026.

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

Future impact from inflation, changes in tariffs on imported goods, interest rate changes, ongoing military conflicts and economic sanctions, extreme weather, public health crises (including pandemics), natural disasters, and other economic, regulatory, consumer spending, and industry events and trends that could potentially adversely affect our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Risks and uncertainties, any of which could adversely affect our sales, profitability, and growth, and harm our business may include (but are not limited to):

•Adverse changes in the macroeconomic environment, government regulations and policies, geopolitical conditions, and financial and credit markets.
•Continuing inflation and other external economic events and trends may have significant negative effects on our costs, and also on consumer confidence, shopping behavior, and spending.

•Tariff increases (or threats of increases), and other changes and uncertainty in U.S. trade or tax policy regarding apparel, home-related merchandise, shoes, and other goods we sell that is produced in other countries.
•Competitive pressures and the pace of change in the retailing industry.
•Unexpected changes in the level of consumer spending or preferences.
•Adverse or unseasonable weather may affect shopping patterns and consumer demand for seasonal apparel and other merchandise, and may result in temporary store closures and disruptions in deliveries of merchandise to our stores.
•Our dependence on the market availability, quantity, and quality of attractive brand name merchandise at desirable discounts, and on the ability of our buyers to source and purchase merchandise to enable us to offer customers a wide assortment of merchandise at competitive prices.
•Our need to expand in existing markets and enter new geographic markets in order to achieve growth.
•Our need to obtain acceptable new store sites with favorable consumer demographics in order to achieve growth.
•Our need to continually attract, train, and retain associates with the retail talent necessary to execute our off-price retail strategies, as well as labor shortages, increased turnover, or increased labor costs.
•Our need to effectively manage our inventories, markdowns, and inventory shortage in order to achieve our planned gross margins.
•Information or data security breaches, including cyberattacks on our transaction processing and computer information systems, including malware intrusion, data exfiltration, identity theft, and other types of cybersecurity threats, could disrupt our operations, result in theft or unauthorized disclosure of our confidential and valuable business information or credit card and other customer information, and could disrupt our operations, damage our reputation, increase our costs, and create significant legal exposure.
•Disruptions in our supply chain or in our information systems could impact our ability to process sales and to deliver product to our stores in a timely and cost-effective manner.
•Risks associated with importing and selling merchandise produced in other countries.
•Damage to our corporate reputation or brands.
•A natural or man-made disaster in a region where we have a concentration of stores, offices, or a distribution center.
•Consumer problems or legal issues involving the quality, safety, or authenticity of products we sell could harm our reputation, result in lost sales, and/or increase our costs.
•An adverse outcome in various legal, regulatory, or tax matters, could damage our reputation or brand and increase our costs.

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

Interest that is payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of May 2, 2026, we had no borrowings outstanding under the Credit Facility.

As of May 2, 2026, we had outstanding four series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest payments on our cash and cash equivalents and restricted cash and cash equivalents. Changes in interest rates may impact the interest income we recognize in the future.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material negative impact on our financial position, results of operations, cash flows, or the fair values of our cash and cash equivalents and restricted cash and cash equivalents as of and for the three month period ended May 2, 2026. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the first quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the first quarter of fiscal 2026.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The matters under the caption “Commitments and contingencies” in Note A: Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements are incorporated herein by reference.

ITEM 1A. RISK FACTORS

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 for a description of risks and uncertainties associated with our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the first quarter of fiscal 2026 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)[2]
Period
February
(2/1/2026 - 2/28/2026)	—	$—	—	$—
March
(3/1/2026 - 4/4/2026)	1,286,091	211.99	666,209	2,408,340
April
(4/5/2026 - 5/2/2026)	802,280	224.73	788,196	2,231,250
Total	2,088,371	$216.88	1,454,405	$2,231,250
1 We acquired 634,000 shares of treasury stock during the quarter ended May 2, 2026. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.
2 On March 3, 2026, we announced that our Board of Directors approved a new, two-year program to repurchase up to $2.55 billion of our common stock through January 29, 2028.

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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2023), incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Ross Stores, Inc. on March 14, 2023.

10.1	Form of Executive Employment Agreement for Executive Officers (CA)

10.2	Form of Executive Employment Agreement for Executive Officers (NON-CA)

10.3	Executive Employment Agreement effective March 16, 2026 between Michael Hartshorn and Ross Stores, Inc.

10.4	Executive Employment Agreement effective March 16, 2026 between Karen Fleming and Ross Stores, Inc.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated June 2, 2026.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	June 2, 2026	By:	/s/ Jeffrey P. Burrill
Jeffrey P. Burrill
Group Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)