Form 10-Q
period 2026-08-01
ROSS STORES, INC.
filed 2026-09-01
CIK 745732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 01, 2026

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
Yes ☐ No ☒

The number of shares of Common Stock, with $.01 par value, outstanding on August 14, 2026 was 319,453,110.

Ross Stores, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
($000, except per share data, unaudited)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Sales	$6,264,886	$5,529,152	$12,275,362	$10,514,123

Costs and Expenses
Cost of goods sold	4,145,215	4,002,167	8,375,804	7,583,533
Selling, general and administrative	1,016,053	888,711	1,991,914	1,685,846

Operating income	1,103,618	638,274	1,907,644	1,244,744
Interest income, net	(31,144)	(32,346)	(64,593)	(66,755)
Earnings before taxes	1,134,762	670,620	1,972,237	1,311,499
Provision for taxes on earnings	283,463	162,625	470,974	324,255
Net earnings	$851,299	$507,995	$1,501,263	$987,244

Earnings per share
Basic	$2.68	$1.57	$4.72	$3.05
Diluted	$2.66	$1.56	$4.69	$3.03

Weighted-average shares outstanding (000)
Basic	317,687	323,000	318,322	323,938
Diluted	319,450	324,796	320,343	325,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
($000, unaudited)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net earnings	$851,299	$507,995	$1,501,263	$987,244

Other comprehensive income	—	—	—	—
Comprehensive income	$851,299	$507,995	$1,501,263	$987,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

($000, except share data, unaudited)	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Current Assets
Cash and cash equivalents	$4,288,124	$4,594,392	$3,847,016
Accounts receivable	248,140	181,301	210,520
Merchandise inventory	3,087,370	2,630,970	2,608,485
Prepaid expenses and other	252,726	233,434	259,815
Total current assets	7,876,360	7,640,097	6,925,836

Property and Equipment
Land and buildings	1,838,383	1,836,167	1,821,855
Fixtures and equipment	5,310,383	5,056,827	4,883,392
Leasehold improvements	1,900,782	1,861,160	1,727,314
Construction-in-progress	558,837	477,290	394,493
	9,608,385	9,231,444	8,827,054
Less accumulated depreciation and amortization	5,350,579	5,142,684	4,920,714
Property and equipment, net	4,257,806	4,088,760	3,906,340

Operating lease assets	3,545,351	3,519,610	3,374,582
Other long-term assets	302,763	300,270	288,761
Total assets	$15,982,280	$15,548,737	$14,495,519

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,621,740	$2,386,418	$2,205,613
Accrued expenses and other	744,284	666,978	655,218
Current operating lease liabilities	752,302	727,855	716,162
Accrued payroll and benefits	440,837	484,407	315,893
Income taxes payable	84,916	61,779	—
Current portion of long-term debt	241,459	499,743	499,122
Total current liabilities	4,885,538	4,827,180	4,392,008

Long-term debt	777,053	1,017,863	1,017,218
Non-current operating lease liabilities	2,968,337	2,966,877	2,835,481
Other long-term liabilities	295,611	287,947	279,258
Deferred income taxes	312,557	261,427	238,985

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $.01 per share Authorized 1,000,000,000 shares Issued and outstanding 319,668,000, 322,333,000 and 325,531,000 shares, respectively	3,197	3,223	3,255
Additional paid-in capital	2,359,505	2,257,354	2,170,734
Treasury stock	(935,883)	(799,288)	(783,830)
Retained earnings	5,316,365	4,726,154	4,342,410
Total stockholders’ equity	6,743,184	6,187,443	5,732,569
Total liabilities and stockholders’ equity	$15,982,280	$15,548,737	$14,495,519
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended August 1, 2026

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at January 31, 2026	322,333	$3,223	$2,257,354	$(799,288)	$4,726,154	$6,187,443
Net earnings	—	—	—	—	649,964	649,964
Common stock issued under stock plans, net of shares used for tax withholding	156	2	6,614	(134,171)	—	(127,555)
Stock-based compensation	—	—	59,120	—	—	59,120
Common stock repurchased, inclusive of excise tax	(1,454)	(15)	(8,786)	—	(311,609)	(320,410)
Dividends declared ($0.4450 per share)	—	—	—	—	(143,559)	(143,559)
Balance at May 2, 2026	321,035	$3,210	$2,314,302	$(933,459)	$4,920,950	$6,305,003
Net earnings	—	—	—	—	851,299	851,299
Common stock issued under stock plans, net of shares used for tax withholding	32	1	6,566	(2,424)	—	4,143
Stock-based compensation	—	—	47,257	—	—	47,257
Common stock repurchased, inclusive of excise tax	(1,399)	(14)	(8,620)	—	(313,252)	(321,886)
Dividends declared ($0.4450 per share)	—	—	—	—	(142,632)	(142,632)
Balance at August 1, 2026	319,668	$3,197	$2,359,505	$(935,883)	$5,316,365	$6,743,184
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended August 2, 2025

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings
($ and shares in 000, except per share data, unaudited)	Shares	Amount				Total
Balance at February 1, 2025	328,813	$3,288	$2,097,110	$(719,410)	$4,128,207	$5,509,195
Net earnings	—	—	—	—	479,249	479,249
Common stock issued under stock plans, net of shares used for tax withholding	551	6	6,137	(60,131)	—	(53,988)
Stock-based compensation	—	—	39,296	—	—	39,296
Common stock repurchased, inclusive of excise tax	(1,980)	(20)	(11,010)	—	(253,344)	(264,374)
Dividends declared ($0.4050 per share)	—	—	—	—	(133,300)	(133,300)
Balance at May 3, 2025	327,384	$3,274	$2,131,533	$(779,541)	$4,220,812	$5,576,078
Net earnings	—	—	—	—	507,995	507,995
Common stock issued under stock plans, net of shares used for tax withholding	75	1	6,236	(4,289)	—	1,948
Stock-based compensation	—	—	43,943	—	—	43,943
Common stock repurchased, inclusive of excise tax	(1,928)	(20)	(10,978)	—	(254,060)	(265,058)
Dividends declared ($0.4050 per share)	—	—	—	—	(132,337)	(132,337)
Balance at August 2, 2025	325,531	$3,255	$2,170,734	$(783,830)	$4,342,410	$5,732,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
($000, unaudited)	August 1, 2026	August 2, 2025
Cash Flows From Operating Activities
Net earnings	$1,501,263	$987,244
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	272,790	242,337
Stock-based compensation	106,377	83,239
Deferred income taxes	51,130	51,945
Change in assets and liabilities:
Merchandise inventory	(456,400)	(163,972)
Other current assets	(85,729)	(92,049)
Accounts payable	226,307	101,937
Other current liabilities	65,676	(83,135)
Income taxes	29,788	(54,139)
Operating lease assets and liabilities, net	166	4,301
Other long-term, net	399	369
Net cash provided by operating activities	1,711,767	1,078,077

Cash Flows From Investing Activities
Additions to property and equipment	(460,217)	(409,105)
Net cash used in investing activities	(460,217)	(409,105)

Cash Flows From Financing Activities
Issuance of common stock related to stock plans	13,183	12,380
Treasury stock purchased	(136,595)	(64,420)
Repurchase of common stock	(637,500)	(525,021)
Excise tax paid on repurchase of common stock	(9,496)	(9,443)
Dividends paid	(286,191)	(265,637)
Payment of long-term debt	(500,000)	(700,000)
Net cash used in financing activities	(1,556,599)	(1,552,141)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(305,049)	(883,169)

Cash, cash equivalents, and restricted cash and cash equivalents:
Beginning of period	4,661,973	4,796,462
End of period	$4,356,924	$3,913,293

Supplemental Cash Flow Disclosures
Interest paid	$19,839	$35,939
Income taxes paid, net	$390,056	$326,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended August 1, 2026 and August 2, 2025
(Unaudited)

Note A: Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of Ross Stores, Inc. and subsidiaries (the “Company”) without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of August 1, 2026 and August 2, 2025, and the results of operations, comprehensive income, and stockholders’ equity for the three and six month periods ended August 1, 2026 and August 2, 2025, and the cash flows for the six month periods ended August 1, 2026 and August 2, 2025. The Condensed Consolidated Balance Sheet as of January 31, 2026, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations, comprehensive income, and stockholders’ equity for the three and six month periods ended August 1, 2026 and August 2, 2025, and the cash flows for the six month periods ended August 1, 2026 and August 2, 2025 presented herein are not necessarily indicative of the results to be expected for the full fiscal year. The fiscal years ending January 30, 2027 and January 31, 2026 are referred to as fiscal 2026 and fiscal 2025, respectively, and are both 52-week years. The three month periods ended August 1, 2026 and August 2, 2025 are referred to as the second quarter of fiscal 2026 and fiscal 2025, respectively.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets, that reconcile to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

($000)	August 1, 2026	January 31, 2026	August 2, 2025
Cash and cash equivalents	$4,288,124	$4,594,392	$3,847,016
Restricted cash and cash equivalents included in:
Prepaid expenses and other	21,328	20,950	17,232
Other long-term assets	47,472	46,631	49,045
Total restricted cash and cash equivalents	68,800	67,581	66,277
Total cash, cash equivalents, and restricted cash and cash equivalents	$4,356,924	$4,661,973	$3,913,293
Property and equipment. As of August 1, 2026 and August 2, 2025, the Company had $53.8 million and $32.7 million, respectively, of property and equipment purchased but not yet paid. These purchases are included in Property and equipment, Accounts payable, and Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets. The Company capitalizes interest during the construction period of facilities and during the development and implementation phase of software projects.

Depreciation and amortization expense on property and equipment for the three and six month periods ended August 1, 2026 and August 2, 2025 were as follows:

	Three Months Ended		Six Months Ended
($000)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Depreciation and amortization expense	$140,191	$126,399	$272,790	$242,337

Operating leases. Operating lease assets obtained in exchange for operating lease liabilities (includes new leases and remeasurements or modifications of existing leases) for the six month periods ended August 1, 2026 and August 2, 2025 were $384.5 million and $427.4 million, respectively.

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

All outstanding payments owed under the SCF program are recorded within Accounts payable in the Condensed Consolidated Balance Sheets. The Company accounts for all payments made under the SCF program as a reduction to operating cash flows in Accounts payable within the Condensed Consolidated Statements of Cash Flows. The amounts owed to participating financial institutions under the SCF program and included in Accounts payable were $230.1 million, $208.2 million, and $186.8 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.

Cash dividends. On August 19, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.4450 per common share, payable on September 30, 2026. The Company’s Board of Directors declared quarterly cash dividends of $0.4450 per common share in March and May 2026, and $0.4050 per common share in March, May, August, and November 2025.

Stock repurchases. In March 2026, the Company’s Board of Directors approved a new, two-year stock repurchase program to repurchase up to $2.55 billion of the Company’s common stock through January 29, 2028. During the six month period ended August 1, 2026, the Company repurchased 2.9 million shares of common stock for $637.5 million (excluding excise tax) under this program. As of August 1, 2026, there was $1.9 billion available for future repurchases under this program. During the six month period ended August 2, 2025, the Company repurchased 3.9 million shares of common stock for $525.0 million (excluding excise tax) under the previous publicly announced repurchase program.

Stock purchased for tax withholding is considered treasury stock which is available for reissuance. During the three and six month periods ended August 1, 2026, stock purchased by the Company for tax withholding totaled 10,000 and 644,000 shares, respectively. During the three and six month periods ended August 2, 2025, stock purchased by the Company for tax withholding totaled 32,000 shares and 518,000 shares, respectively.

Commitments and contingencies. Like many retailers, the Company has been named in class/representative action lawsuits, primarily in California, alleging violations by the Company of wage and hour laws. Class/representative action litigation remained pending as of August 1, 2026.

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

In February 2026, the U.S. Supreme Court issued a decision that tariffs imposed beginning in 2025 under the International Emergency Economic Powers Act (“IEEPA”) were not authorized under the statute. The Company subsequently filed claims for refunds of IEEPA tariffs paid. For the three month period ended August 1, 2026, the Company recognized a benefit of approximately $253 million related to these tariff recoveries in Cost of goods sold, with substantially all amounts received as of August 1, 2026.

Revenue recognition. The following sales mix table disaggregates revenue by merchandise category for the three and six month periods ended August 1, 2026 and August 2, 2025:

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Home Accents and Bed and Bath	24%	23%	25%	24%
Ladies	23%	23%	23%	23%
Men’s	16%	17%	15%	16%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	15%	15%	15%
Shoes	13%	13%	13%	13%
Children’s	9%	9%	9%	9%
Total	100%	100%	100%	100%

Interest income, net. The table below shows the components of interest income, net for the three and six month periods ended August 1, 2026 and August 2, 2025:

	Three Months Ended		Six Months Ended
($000)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Interest income	$(37,767)	$(40,326)	$(78,818)	$(87,194)
Capitalized interest	(2,878)	(2,963)	(5,955)	(8,367)
Interest expense on long-term debt	9,151	10,551	19,484	28,014
Other interest expense	350	392	696	792
Interest income, net	$(31,144)	$(32,346)	$(64,593)	$(66,755)

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU is intended to establish the recognition, measurement, presentation, and disclosure requirements for environmental credits and related obligations. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

The underlying assets held in Cash and cash equivalents, and restricted cash and cash equivalents include bank deposits, money market mutual funds, and U.S. Government and agency securities for which the fair value is determined using quoted prices for identical assets in active markets, which are considered Level 1 inputs. The fair values of Cash and cash equivalents, and restricted cash and cash equivalents as of August 1, 2026, January 31, 2026, and August 2, 2025 were as follows:

($000)	August 1, 2026	January 31, 2026	August 2, 2025
Cash and cash equivalents (Level 1)	$4,288,124	$4,594,392	$3,847,016
Restricted cash and cash equivalents (Level 1)	$68,800	$67,581	$66,277

As of August 1, 2026 and January 31, 2026, the underlying assets in the Company’s nonqualified deferred compensation program consisted of participant-directed mutual funds (Level 1) and fixed-income securities (Level 2). The mutual funds all have quoted market prices in active markets and are classified as Level 1. The fixed-income securities are measured at contract value, which represents the amount available to participants upon withdrawal, and are classified as Level 2. As of August 2, 2025, the underlying assets primarily consisted of participant-directed mutual funds that had quoted market prices in active markets and were classified as Level 1.

The fair value of the Company’s nonqualified deferred compensation program assets (included in Other long-term assets and Other long-term liabilities on the Condensed Consolidated Balance Sheets) as of August 1, 2026, January 31, 2026, and August 2, 2025 were as follows:

($000)	August 1, 2026	January 31, 2026	August 2, 2025
Mutual funds (Level 1)	$177,407	$181,532	$204,363
Fixed-income securities (Level 2)	42,716	37,122	—
Total	$220,123	$218,654	$204,363

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

Restricted stock awards and performance awards are collectively referred to as stock awards.

A summary of stock awards activity for the six month period ended August 1, 2026, is presented below:

	Number of shares (000)	Weighted-average grant date fair value
Unvested at January 31, 2026	3,814	$125.38
Awarded	620	212.17
Released	(1,389)	114.47
Forfeited	(65)	139.25
Unvested at August 1, 2026	2,980	$148.20

The unamortized stock award compensation expense at August 1, 2026 was $228.3 million, which is expected to be recognized over a weighted-average remaining period of 1.8 years. The unamortized stock award compensation expense at August 2, 2025 was $278.2 million, which was expected to be recognized over a weighted-average remaining period of 1.9 years.

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

For the three and six month periods ended August 1, 2026 and August 2, 2025, the Company recognized stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
($000)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Restricted stock	$25,374	$27,200	$49,920	$53,549
Performance awards	20,724	15,643	54,129	27,505
Employee stock purchase plan	1,159	1,100	2,328	2,185
Total	$47,257	$43,943	$106,377	$83,239

Total stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Earnings for the three and six month periods ended August 1, 2026 and August 2, 2025 was as follows:

	Three Months Ended		Six Months Ended
Statements of Earnings Classification ($000)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Cost of goods sold	$18,942	$18,660	$41,116	$36,263
Selling, general and administrative	28,315	25,283	65,261	46,976
Total	$47,257	$43,943	$106,377	$83,239

The tax benefits related to stock-based compensation expense for the three and six month periods ended August 1, 2026 were $7.1 million and $17.3 million, respectively. The tax benefits related to stock-based compensation expense for the three and six month periods ended August 2, 2025 were $7.2 million and $13.8 million, respectively.

2026 Equity Incentive Plan. At the Company’s Annual Meeting on May 20, 2026, the stockholders approved the Ross Stores, Inc. 2026 Equity Incentive Plan (“2026 Plan”) which replaced the Company’s 2017 Equity Incentive Plan (“Predecessor Plan”). The 2026 Plan is authorized to have an initial reserve of approximately 15.8 million shares (subject to adjustment in accordance with the plan). The initial reserve represents an increase of 9.0 million shares from the total number of shares that remained available for issuance under the Predecessor Plan. The 2026 Plan became immediately effective upon stockholder approval. The Predecessor Plan was terminated such that no further awards will be granted under the Predecessor Plan.

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

Shares are excluded from the calculation of diluted EPS if their effect would have been anti-dilutive to the calculation of diluted EPS. For the three and six month periods ended August 1, 2026, weighted-average shares with an anti-dilutive effect were not material. For the three and six month periods ended August 2, 2025, approximately 28,000 and 57,000 weighted-average shares were excluded from the calculation of diluted EPS, respectively.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	Three Months Ended			Six Months Ended
Shares in (000s)	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS	Basic EPS	Effect of dilutive common stock equivalents	Diluted EPS
August 1, 2026
Shares	317,687	1,763	319,450	318,322	2,021	320,343
Amount	$2.68	$(0.02)	$2.66	$4.72	$(0.03)	$4.69

August 2, 2025
Shares	323,000	1,796	324,796	323,938	1,971	325,909
Amount	$1.57	$(0.01)	$1.56	$3.05	$(0.02)	$3.03

Note E: Debt

Long-term debt. Unsecured senior debt (the “Senior Notes”), net of unamortized discounts and debt issuance costs, as of August 1, 2026, January 31, 2026, and August 2, 2025, consisted of the following:

($000)	August 1, 2026	January 31, 2026	August 2, 2025
0.875% Senior Notes due 2026	$—	$499,743	$499,122
4.700% Senior Notes due 2027	241,459	241,230	241,003
4.800% Senior Notes due 2030	133,225	133,134	133,043
1.875% Senior Notes due 2031	497,250	496,962	496,676
5.450% Senior Notes due 2050	146,578	146,537	146,496
Total long-term debt[1]	$1,018,512	$1,517,606	$1,516,340

Less: current portion	$241,459	$499,743	$499,122
Total due beyond one year	$777,053	$1,017,863	$1,017,218
1 Net of unamortized discounts and debt issuance costs of $6.5 million, $7.4 million, and $8.7 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.

Interest on all Senior Notes is payable semi-annually and the Senior Notes are subject to prepayment penalties for early payment of principal.

In April 2026, the Company repaid at maturity the $500 million principal amount of the 0.875% Senior Notes. In April 2025, the Company repaid at maturity the $700 million principal amount of the 4.600% Senior Notes.

The aggregate fair value of the remaining four outstanding series of Senior Notes was approximately $1.0 billion as of August 1, 2026. The aggregate fair values of the five then outstanding series of Senior Notes were approximately $1.5 billion and $1.4 billion as of January 31, 2026 and August 2, 2025, respectively. The fair value is estimated by obtaining comparable market quotes, which are considered to be Level 1 inputs under the fair value measurements and disclosures guidance.

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

The Credit Facility is subject to a quarterly Consolidated Adjusted Debt to Consolidated Earnings before Interest, Income Tax, Depreciation, Amortization, and Lease Expense (“EBITDAR”) financial leverage ratio covenant. As of August 1, 2026, the Company was in compliance with the financial covenant, had no borrowings or standby letters of credit outstanding under the Credit Facility, and the $1.3 billion Credit Facility remained in place and available.

Note F: Taxes on Earnings

The Company’s effective tax rates for the three month periods ended August 1, 2026 and August 2, 2025 were approximately 25.0% and 24.2%, respectively. The increase of 0.8% in the effective tax rate for the three month period ended August 1, 2026 compared to the three month period ended August 2, 2025 was primarily due to the resolution of tax positions with various tax authorities. The Company’s effective tax rates for the six month periods ended August 1, 2026 and August 2, 2025 were approximately 23.9% and 24.7%, respectively. The decrease of 0.8% in the effective tax rate for the six month period ended August 1, 2026 compared to the six month period ended August 2, 2025 was primarily due to the tax effects associated with stock-based compensation. The Company’s effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. The Company’s effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

As of August 1, 2026, January 31, 2026, and August 2, 2025, the reserves for unrecognized tax benefits were $68.0 million, $61.3 million, and $66.5 million, inclusive of $8.6 million, $7.2 million, and $8.9 million of related interest and penalties, respectively. The Company accounts for interest and penalties related to unrecognized tax benefits as a part of its provision for taxes on earnings. If recognized, $54.2 million would impact the Company’s effective tax rate. The difference between the total amount of unrecognized tax benefits and the amounts that would impact the effective tax rate relates to amounts attributable to deferred income tax assets and liabilities. These amounts are net of federal and state income taxes.

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

The financial information below, including the significant expense categories regularly provided to the CODM, is presented for the Company’s reportable segment for the three and six month periods ended August 1, 2026 and August 2, 2025:

	Three Months Ended		Six Months Ended
($000)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Sales	$6,264,886	$5,529,152	$12,275,362	$10,514,123

Costs and Expenses[1]
Cost of goods sold, excluding occupancy costs[2]	3,782,799	3,669,114	7,656,757	6,923,765
Occupancy costs[3]	362,416	333,053	719,047	659,768
Store-related costs[4]	852,534	752,101	1,653,690	1,429,515
Other segment items[5]	163,519	136,610	338,224	256,331
Segment operating income	1,103,618	638,274	1,907,644	1,244,744
Interest income, net[6]	(31,144)	(32,346)	(64,593)	(66,755)
Earnings before taxes	$1,134,762	$670,620	$1,972,237	$1,311,499

[1] Refer to Note A: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements for depreciation and amortization expense.
[2] Cost of goods sold, excluding occupancy costs primarily includes merchandise-related costs, distribution costs, freight costs, and buying costs.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ross Stores, Inc.:

Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheets of Ross Stores, Inc. and subsidiaries (the “Company”) as of August 1, 2026 and August 2, 2025, the related condensed consolidated statements of earnings, comprehensive income, and stockholders’ equity for the three and six month periods ended August 1, 2026 and August 2, 2025, and cash flows for the six month periods ended August 1, 2026 and August 2, 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
September 1, 2026

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

Overview

Ross Stores, Inc. operates two brands of off-price retail apparel and home fashion stores—Ross Dress for Less® (“Ross”) and dd’s DISCOUNTS®. Ross is the largest off-price apparel and home fashion chain in the United States, with 1,952 locations in 44 states, the District of Columbia, Guam, and Puerto Rico as of August 1, 2026. Ross offers first-quality, in-season, brand name and designer apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 60% off department and specialty store regular prices every day. We also operate 376 dd’s DISCOUNTS stores in 23 states as of August 1, 2026 that feature a more moderately-priced assortment of first-quality, in-season apparel, accessories, footwear, and home fashions for the entire family at savings of 20% to 70% off moderate department and discount store regular prices every day.

Financial Highlights

Financial results for the second quarter of fiscal 2026 were as follows:

•Sales were $6,265 million, compared to $5,529 million in the second quarter of fiscal 2025.
•Comparable store sales increased 10%.
•Operating income was $1,104 million, which included a benefit of approximately $253 million related to refunds of IEEPA tariffs paid, compared to $638 million in the second quarter of fiscal 2025.
•Operating income as a percentage of sales was 17.6%, compared to 11.5% in the second quarter of fiscal 2025.
•Net earnings was $851 million, compared to $508 million in the second quarter of fiscal 2025.
•Diluted earnings per share were $2.66, compared to $1.56 in the second quarter of fiscal 2025.
•We opened 47 new stores in the second quarter of fiscal 2026, consisting of 35 Ross and 12 dd’s DISCOUNTS locations, and are increasing our store opening plan to approximately 115 new stores this year.

Key Initiatives

Our current key initiatives include the following:

•Merchandising: Delivering broad‑based assortments timely and offering more brands at compelling values for our customers.
•Marketing: Advancing our marketing initiatives to further increase customer acquisition and engagement.
•Stores: Making meaningful improvements to the in-store shopping experience for our customers.

We believe these initiatives will positively contribute to our performance and support our growth plans.

Store Openings

The following table summarizes the stores opened and closed during the three and six month periods ended August 1, 2026 and August 2, 2025:

	Three Months Ended		Six Months Ended
Store Count	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Ross Dress for Less
Beginning of the period	1,917	1,847	1,904	1,831
Opened in the period	35	28	48	44
Closed in the period	—	(2)	—	(2)
Total Ross Dress for Less stores end of period	1,952	1,873	1,952	1,873
dd’s DISCOUNTS
Beginning of the period	365	358	363	355
Opened in the period	12	3	16	6
Closed in the period	(1)	(1)	(3)	(1)
Total dd’s DISCOUNTS stores end of period	376	360	376	360
Total stores end of period	2,328	2,233	2,328	2,233

We opened 47 new stores in the second quarter of fiscal 2026, consisting of 35 Ross stores and 12 dd’s DISCOUNTS stores. We expect to open 51 stores in the three month period ending October 31, 2026, including 41 Ross and 10 dd’s DISCOUNTS locations. Due to the success of our expansion strategy across both new and existing markets, we are increasing our store opening plan to approximately 115 new stores this year, comprised of about 90 Ross stores and 25 dd’s DISCOUNTS stores.

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

Results of Operations

The following table summarizes our financial results for the three and six month periods ended August 1, 2026 and August 2, 2025:

	Three Months Ended		Six Months Ended
(Rates shown as a percent of sales, except sales metrics)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Sales
Sales (millions)	$6,265	$5,529	$12,275	$10,514
Sales growth	13%	5%	17%	4%
Comparable store sales growth	10%	2%	13%	1%

Costs and expenses
Cost of goods sold	66.2%	72.4%	68.2%	72.1%
Selling, general and administrative	16.2%	16.1%	16.3%	16.1%

Operating income	17.6%	11.5%	15.5%	11.8%

Interest income, net	(0.5%)	(0.6%)	(0.5%)	(0.6%)

Net earnings	13.6%	9.2%	12.2%	9.4%

Sales. Sales for the three month period ended August 1, 2026 increased by approximately $736 million, or 13%, compared to the three month period ended August 2, 2025. This was primarily due to the 10% increase in comp store sales of $534 million and an increase in non-comp store sales of $202 million. The 10% increase in comp store sales was primarily driven by an approximately 7% increase in traffic and 3% increase in basket.

Sales for the six month period ended August 1, 2026 increased by approximately $1,761 million, or 17%, compared to the six month period ended August 2, 2025. This was primarily due to the 13% increase in comp store sales of $1,375 million and an increase in non-comp store sales of $386 million. The 13% increase in comp store sales was primarily driven by an approximately 9% increase in traffic and 4% increase in basket.

Our sales mix for the three and six month periods ended August 1, 2026 and August 2, 2025 is shown below:

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Home Accents and Bed and Bath	24%	23%	25%	24%
Ladies	23%	23%	23%	23%
Men’s	16%	17%	15%	16%
Accessories, Lingerie, Fine Jewelry, and Cosmetics	15%	15%	15%	15%
Shoes	13%	13%	13%	13%
Children’s	9%	9%	9%	9%
Total	100%	100%	100%	100%

Cost of goods sold. Cost of goods sold for the three and six month periods ended August 1, 2026 increased by approximately $143 million and $792 million, respectively, compared to the three and six month periods ended August 2, 2025, primarily due to the increase in sales. The increase was partially offset by the recovery of approximately $253 million of IEEPA tariffs during the three months ended August 1, 2026.

Cost of goods sold as a percentage of sales decreased by approximately 625 basis points for the three month period ended August 1, 2026, compared to the three month period ended August 2, 2025, primarily due to a 405 basis point benefit from the recovery of IEEPA tariffs. Merchandise margin increased 110 basis points. Distribution costs decreased 100 basis points mainly due to the timing of packaway inventory carrying costs, higher productivity, and tariff-related processing costs in the second quarter of fiscal 2025. Occupancy costs leveraged 25 basis points. Partially offsetting these benefits were higher domestic freight costs of 10 basis points due to increased fuel prices and higher buying costs of 5 basis points from higher incentive compensation expense.

Cost of goods sold as a percentage of sales decreased by approximately 390 basis points for the six month period ended August 1, 2026, compared to the six month period ended August 2, 2025, primarily due to a 205 basis point benefit from the recovery of IEEPA tariffs. Merchandise margin increased 100 basis points. Distribution costs decreased 60 basis points mainly due to the timing of packaway inventory carrying costs, higher productivity, and tariff-related processing costs in the second quarter of fiscal 2025. Occupancy costs leveraged 40 basis points. Partially offsetting these benefits were higher buying costs of 15 basis points from higher incentive compensation expense.

Selling, general and administrative expenses. For the three and six month periods ended August 1, 2026, selling, general and administrative expenses (“SG&A”) increased by approximately $127 million and $306 million, respectively, compared to the three and six month periods ended August 2, 2025, primarily due to higher store-related costs.

SG&A as a percentage of sales for the three and six month periods ended August 1, 2026 increased by approximately 15 basis points and 20 basis points, respectively, compared to the three and six month periods ended August 2, 2025, primarily due to higher incentive compensation expense.

Operating income. Operating income as a percentage of sales for the three and six month periods ended August 1, 2026 increased by approximately 610 basis points and 370 basis points, respectively, compared to the three and six month periods ended August 2, 2025, primarily driven by the decrease in cost of goods sold as a percentage of sales period-over-period, partially offset by the increase in SG&A as a percentage of sales period-over-period.

Interest income, net. For the three and six month periods ended August 1, 2026, interest income, net was relatively flat compared to the three and six month periods ended August 2, 2025, as shown in the table below:

	Three Months Ended		Six Months Ended
($000)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Interest income	$(37,767)	$(40,326)	$(78,818)	$(87,194)
Capitalized interest	(2,878)	(2,963)	(5,955)	(8,367)
Interest expense on long-term debt	9,151	10,551	19,484	28,014
Other interest expense	350	392	696	792
Interest income, net	$(31,144)	$(32,346)	$(64,593)	$(66,755)

Taxes on earnings. Our effective tax rates for the three month periods ended August 1, 2026 and August 2, 2025 were approximately 25.0% and 24.2%, respectively. The increase of 0.8% in the effective tax rate for the three month period ended August 1, 2026 compared to the three month period ended August 2, 2025 was primarily due to the resolution of tax positions with various tax authorities. Our effective tax rates for the six month periods ended August 1, 2026 and August 2, 2025 were approximately 23.9% and 24.7%, respectively. The decrease of 0.8% in the effective tax rate for the six month period ended August 1, 2026 compared to the six month period ended August 2, 2025 was primarily due to the tax effects associated with stock-based compensation. Our effective tax rate represents the applicable combined federal and state statutory rates reduced by the federal benefit of state taxes deductible on federal returns. Our effective tax rate is impacted by changes in tax laws and accounting guidance, location of new stores, level of earnings, tax effects associated with stock-based compensation, and the resolution of tax positions with various tax authorities.

Earnings per share. Diluted earnings per share for the three month period ended August 1, 2026 was $2.66 compared to $1.56 for the three month period ended August 2, 2025. The $1.10, or 71%, increase in diluted earnings per share for the three month period ended August 1, 2026 was primarily attributable to an approximately 68% increase in net earnings and an approximately 3% reduction in weighted-average diluted shares outstanding, largely due to stock repurchases under our stock repurchase program.

Diluted earnings per share for the six month period ended August 1, 2026 was $4.69 compared to $3.03 for the six month period ended August 2, 2025. The $1.66, or 55%, increase in the diluted earnings per share for the six month period ended August 1, 2026 was primarily attributable to an approximately 52% increase in net earnings and an approximately 3% reduction in weighted-average diluted shares outstanding largely due to stock repurchases under our stock repurchase program.

Earnings for both the three and six month periods ended August 1, 2026 included approximately a $0.60 per share benefit from refunds of IEEPA tariffs paid. Earnings for both the three and six month periods ended August 2, 2025 included approximately an $0.11 per share negative impact from tariff-related costs.

Financial Condition

Liquidity and Capital Resources

The primary sources of funds for our business activities are cash flows from operations and short-term trade credit. Our primary ongoing cash requirements are for merchandise inventory purchases, payroll, operating and variable lease costs, taxes, capital expenditures related to our new and existing stores, and investments in distribution centers, information systems, and buying and corporate offices. We also use cash to repurchase stock under active stock repurchase programs, repay debt as it becomes due, and pay dividends. In April 2026, we repaid at maturity $500 million of Senior Notes, and in April 2025, we repaid at maturity $700 million of Senior Notes. As of August 1, 2026, we had $242 million principal amount of Senior Notes that will reach maturity in 2027.

Our cash flows for the six month periods ended August 1, 2026 and August 2, 2025, are summarized in the table below:

	Six Months Ended
($ millions)	August 1, 2026	August 2, 2025
Cash provided by operating activities	$1,712	$1,078
Cash used in investing activities	(460)	(409)
Cash used in financing activities	(1,557)	(1,552)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(305)	$(883)

Operating Activities

Net cash provided by operating activities for the six month period ended August 1, 2026 increased by approximately $634 million compared to the six month period ended August 2, 2025, primarily due to higher net earnings and higher current year incentive compensation accruals. Accounts payable leverage was 85% as of August 1, 2026 and August 2, 2025.

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

Changes in packaway inventory levels affect our operating cash flow. As of August 1, 2026, January 31, 2026, and August 2, 2025 packaway inventory was 36%, 37%, and 38% of total inventory, respectively.

Investing Activities

Net cash used in investing activities for the six month period ended August 1, 2026 increased by approximately $51 million compared to the six month period ended August 2, 2025, due to higher capital expenditures primarily related to the opening of new stores.

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

Financing Activities

Net cash used in financing activities for the six month period ended August 1, 2026 was relatively flat compared to the six month period ended August 2, 2025.

Revolving credit facility. As of August 1, 2026, we had no borrowings or standby letters of credit outstanding under the Credit Facility, and we were in compliance with the financial covenant. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Senior notes. As of August 1, 2026, we had approximately $1.0 billion of outstanding Senior Notes, of which $241.5 million was classified in Current Liabilities on our Condensed Consolidated Balance Sheet. Refer to Note E: Debt in the Notes to Condensed Consolidated Financial Statements for additional information.

Stock Repurchases. In March 2026, our Board of Directors approved a new, two-year program to repurchase up to $2.55 billion of our common stock through January 29, 2028. During the six month period ended August 1, 2026, we repurchased 2.9 million shares of common stock for $637.5 million (excluding excise tax) under this program. Refer to Note A: Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for additional information relating to our stock repurchase program.

Dividends. On August 19, 2026, our Board of Directors declared a quarterly cash dividend of $0.4450 per common share, payable on September 30, 2026.

Our Board of Directors declared a quarterly cash dividend of $0.4450 per common share in March and May 2026. Our Board of Directors declared a quarterly cash dividend of $0.4050 per common share in March, May, August, and November 2025.

For the six month periods ended August 1, 2026 and August 2, 2025, we paid cash dividends of $286.2 million and $265.6 million, respectively.

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

We ended the second quarter of fiscal 2026 with $4.3 billion of unrestricted cash balances, which were held primarily in bank deposits, money market mutual funds, and U.S. Government and agency securities across a highly diversified set of banks and other financial institutions. We also have $1.3 billion available under our Credit Facility. We estimate that existing cash and cash equivalent balances, cash flows from operations, our Credit Facility, and trade credit are adequate to meet our operating cash needs and to fund our common stock repurchases, planned capital investments, quarterly dividend payments, debt repayments, and interest payments, for at least the next 12 months.

Contractual Obligations

As of August 1, 2026, there have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K as of January 31, 2026, other than those which occur in the ordinary course of business.

Critical Accounting Estimates

During the second quarter of fiscal 2026, there were no significant changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended January 31, 2026.

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

Future impact from inflation, changes in tariffs on imported goods, interest rate changes, ongoing military conflicts and economic sanctions, extreme weather, public health crises (including pandemics), natural disasters, and other economic, regulatory, consumer spending, and industry events and trends that could potentially adversely affect our revenue, profitability, operating conditions, and growth are difficult to predict. Our forward-looking statements are subject to risks and uncertainties which could cause our actual results to differ materially from those forward-looking statements and our previous expectations, plans, and projections. Risks and uncertainties, any of which could adversely affect our sales, profitability, and growth, and harm our business may include (but are not limited to):

•Adverse changes in the macroeconomic environment, government regulations and policies, geopolitical conditions and conflicts, and financial and credit markets.
•Increased costs of fuel and other consumer necessities, continuing inflation, and other external economic trends and events may have significant negative effects on consumer confidence, shopping behavior, and spending, and also on our costs.
•Tariff increases (or threats of increases) and other changes and uncertainty in U.S. trade or tax policy regarding apparel, home-related merchandise, shoes, and other goods we sell that are produced in other countries.
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

Other risk factors are set forth in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended January 31, 2026 and fiscal 2026 Form 8-Ks and 10-Q on file with the Securities and Exchange Commission. The factors underlying our forecasts and plans are dynamic and subject to change. As a result, any forecasts or forward-looking statements speak only as of the date they are given and do not necessarily reflect our outlook at any other point in time. We disclaim any obligation to update or revise these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which primarily include changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Interest that is payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of August 1, 2026, we had no borrowings outstanding under the Credit Facility.

As of August 1, 2026, we had outstanding four series of unsecured Senior Notes. Interest that is payable on all series of our Senior Notes is based on fixed interest rates, and is therefore unaffected by changes in market interest rates.

We receive interest payments on our cash and cash equivalents and restricted cash and cash equivalents. Changes in interest rates may impact the interest income we recognize in the future.

A hypothetical 100 basis point increase or decrease in prevailing market interest rates would not have a material negative impact on our financial position, results of operations, cash flows, or the fair values of our cash and cash equivalents and restricted cash and cash equivalents as of and for the three month or six month periods ended August 1, 2026. We do not consider the potential losses in future earnings and cash flows from reasonably possible, near-term changes in interest rates to be material.

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

Quarterly Evaluation of Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the second quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there was no such change during the second quarter of fiscal 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding shares of common stock we repurchased during the second quarter of fiscal 2026 is as follows:

	Total number of shares (or units) purchased[1]	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($000)
Period
May
(5/3/2026 - 5/30/2026)	355,203	$223.50	350,367	$2,152,960
June
(5/31/2026 - 7/4/2026)	571,706	227.29	566,184	2,024,340
July
(7/5/2026 - 8/1/2026)	482,603	231.75	482,603	1,912,500
Total	1,409,512	$227.86	1,399,154	$1,912,500
1 We acquired approximately 10,000 shares of treasury stock during the quarter ended August 1, 2026. Treasury stock includes shares acquired from employees for tax withholding purposes related to vesting of restricted stock grants.

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

3.2	Amended and Restated Bylaws of Ross Stores, Inc. (as amended March 8, 2023), incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Ross Stores, Inc. on March 14, 2023.

10.1	Ross Stores, Inc. 2026 Equity Incentive Plan, incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A, as filed by Ross Stores, Inc. on April 7, 2026.

10.2	Form of Notice of Grant of Restricted Stock Award and Form of Restricted Stock Agreement pursuant to the Ross Stores, Inc. 2026 Equity Incentive Plan.

10.3	Form of Notice of Grant of Performance Shares and Form of Performance Share Agreement pursuant to the Ross Stores, Inc. 2026 Equity Incentive Plan.

10.4	Form of Notice of Grant of Restricted Stock Award and Form of Restricted Stock Agreement for Nonemployee Director pursuant to the Ross Stores, Inc. 2026 Equity Incentive Plan.

10.5	Form of Notice of Grant of Restricted Stock Units and Form of Restricted Stock Units Agreement for Nonemployee Director pursuant to the Ross Stores, Inc. 2026 Equity Incentive Plan.

15	Letter re: Unaudited Interim Financial Information from Deloitte & Touche LLP dated September 1, 2026.

31.1	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File. (The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSS STORES, INC.
(Registrant)

Date:	September 1, 2026	By:	/s/ Jeffrey P. Burrill
Jeffrey P. Burrill
Group Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)